Form 10-Q
period 2013-09-30
NRG Yield, Inc.
filed 2013-11-12
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2013

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
(609) 524-4500
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒       No ☐
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
Yes ☐       No ☒
As of October 31, 2013, there were 22,511,250 shares of Class A common stock outstanding, par value $0.01 per share, and 42,738,750 shares of Class B common stock outstanding, par value $0.01 per share.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of NRG Yield, Inc., or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors Related to NRG Yield, Inc., in Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, including, but not limited to, the following:

•	The Company's ability to maintain and grow its quarterly dividend;

•	The Company's ability to successfully identify, evaluate and consummate acquisitions;

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

•
Operating and financial restrictions placed on the Company and its subsidiaries that are contained in the project-level debt facilities and other agreements of certain subsidiaries and project-level subsidiaries generally and in the NRG Yield Operating LLC revolving credit facility; and

•
The Company's ability to borrow additional funds and access capital markets, as well as the Company's substantial indebtedness and the possibility that the Company may incur additional indebtedness going forward.

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
COD	Commercial operations date
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
ISO	Independent System Operator, also referred to as Regional Transmission Organization, or RTO
ISO-NE	ISO New England Inc.
ITC	Investment Tax Credit
kWh	Kilowatt-hours
LIBOR	London Inter-Bank Offered Rate
Marsh Landing	NRG Marsh Landing LLC, formerly GenOn Marsh Landing LLC
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
Net Exposure	Counterparty credit exposure to NRG, net of collateral
NOLs	Net operating losses
NRG	NRG Energy, Inc.
NRG Yield	Accounting predecessor, representing the combination of the projects that were acquired by NRG Yield LLC
NRG Yield, Inc.	NRG Yield, Inc., or the Company
NRG Yield LLC	The holding company through which the projects are owned by NRG, the holder of Class B common units, and NRG Yield, Inc., the holder of the Class A common units
NRG Yield Operating LLC	The holder of the project assets that belong to NRG Yield LLC
OCI	Other comprehensive income
PPA	Power Purchase Agreement
Prospectus	The prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on July 16, 2013
PUCT	Public Utility Commission of Texas
U.S.	United States of America
U.S. DOE	U.S. Department of Energy
U.S. GAAP	Accounting principles generally accepted in the United States
Utility Scale Solar
Solar power projects, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level

VaR	Value at Risk
VIE	Variable Interest Entity

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share amounts)	2013	2012	2013	2012
Operating Revenues
Total operating revenues	$95	$47	$227	$133
Operating Costs and Expenses
Cost of operations	33	28	92	81
Depreciation and amortization	16	6	35	18
General and administrative — affiliate	1	2	5	6
Total operating costs and expenses	50	36	132	105
Operating Income	45	11	95	28
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	12	6	18	15
Other income, net	1	—	1	—
Interest expense	(13)	(5)	(24)	(25)
Total other income/(expense)	—	1	(5)	(10)
Income Before Income Taxes	45	12	90	18
Income tax expense	5	8	5	10
Net Income	$40	$4	$85	$8
Less: Predecessor income prior to initial public offering on July 22, 2013	9		54
Net Income Subsequent to Initial Public Offering	31		$31
Less: Net income attributable to noncontrolling interest	22
Net Income Attributed to NRG Yield Inc. Subsequent to Initial Public Offering	$9
Earnings Per Share Attributable to NRG Yield, Inc. Class A Common Stockholders
Weighted average number of Class A common shares outstanding - basic and diluted	23
Earnings per Weighted Average Class A Common Share - Basic and Diluted	$0.39
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In millions)
Net Income	$40	$4	$85	$8
Other Comprehensive (Loss)/Income, net of tax
Unrealized (loss)/gain on derivatives, net of income tax expense/(benefit) of $1, ($2), $16 and ($7)	(3)	(3)	16	(10)
Other comprehensive (loss)/income	(3)	(3)	16	(10)
Comprehensive Income (Loss)	37	$1	101	$(2)
Less: Predecessor comprehensive income prior to initial public offering on July 22, 2013	9		73
Comprehensive Income Subsequent to Initial Public Offering	28		$28
Less: Comprehensive income attributable to noncontrolling interest	20
Comprehensive Income Attributed to NRG Yield Inc. Subsequent to Initial Public Offering	$8
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
(In millions)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$121	$22
Restricted cash	91	20
Accounts receivable — trade	54	22
Due from NRG and subsidiaries	1	—
Inventory	9	5
Notes receivable	9	9
Renewable energy grant receivable	101	—
Deferred income taxes	4	1
Prepayments and other current assets	18	2
Total current assets	408	81
Property, plant and equipment, net of accumulated depreciation of $149 and $115	1,487	1,598
Other Assets
Equity investments in affiliates	251	220
Notes receivable	7	8
Notes receivable — affiliate	2	6
Intangible assets, net of accumulated amortization of $6 and $3	27	30
Derivative instruments	7	—
Deferred income taxes	116	—
Other non-current assets	26	21
Total other assets	436	285
Total Assets	$2,331	$1,964
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$147	$58
Accounts payable	26	166
Due to NRG and subsidiaries	41	26
Derivative instruments	23	19
Accrued expenses and other current liabilities	30	16
Total current liabilities	267	285
Other Liabilities
Long-term debt	1,020	723
Long-term debt — affiliate	—	26
Deferred income taxes	—	4
Derivative instruments	25	61
Other non-current liabilities	28	25
Total non-current liabilities	1,073	839
Total Liabilities	1,340	1,124
Commitments and Contingencies
Stockholders' Equity
Members' equity	—	834
Additional paid-in capital	571	—
Retained earnings	9	30
Accumulated other comprehensive loss	(2)	(24)
Noncontrolling interest	413	—
Total Stockholders' Equity	991	840
Total Liabilities and Stockholders’ Equity	$2,331	$1,964
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2013	2012
	(In millions)
Cash Flows from Operating Activities
Net income	$85	$8
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions and equity in earnings of unconsolidated affiliates	(10)	1
Depreciation and amortization	35	18
Amortization of financing costs and debt discount/premiums	1	—
Amortization of intangibles and out-of-market contracts	2	1
Changes in deferred income taxes	5	10
Changes in derivative instruments	(14)	3
Changes in other working capital	(1)	(21)
Net Cash Provided by Operating Activities	103	20
Cash Flows from Investing Activities
Capital expenditures	(232)	(273)
Increase in restricted cash, net	(71)	(2)
Decrease/(increase) in notes receivable	5	(12)
Proceeds from renewable energy grants	24	27
Investments in unconsolidated affiliates	(19)	(2)
Net Cash Used by Investing Activities	(293)	(262)
Cash Flows from Financing Activities
Capital contributions from NRG	150	279
Dividends and returns of capital to NRG	(707)	(32)
Proceeds from issuance of Class A common stock	468	—
Proceeds from issuance of long-term debt — external	420	49
Payment of debt issuance costs	(5)	(11)
Payments for long-term debt — external	(35)	(32)
Payments for long-term debt — affiliate	(2)	(5)
Net Cash Provided by Financing Activities	289	248
Net Increase in Cash and Cash Equivalents	99	6
Cash and Cash Equivalents at Beginning of Period	22	24
Cash and Cash Equivalents at End of Period	$121	$30

See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Nature of Business
NRG Yield, Inc., or the Company, was formed by NRG as a Delaware corporation on December 20, 2012. On July 22, 2013, the Company issued 22,511,250 shares of Class A common stock in an initial public offering. The Company utilized the net proceeds of the initial public offering to acquire 19,011,250 Class A units of NRG Yield LLC from NRG, in return for $395 million and 3,500,000 Class A units of NRG Yield LLC directly from NRG Yield LLC in return for $73 million.  In connection with the acquisition of the Class A units, the Company also became the sole managing member of NRG Yield LLC thereby acquiring a controlling interest in NRG Yield LLC.
Immediately prior to the acquisition, NRG Yield LLC acquired a portfolio of contracted renewable and conventional generation and thermal infrastructure assets, primarily located in the Northeast, Southwest and California regions of the United States, from NRG in return for Class B units in NRG Yield LLC.  These assets were simultaneously contributed by NRG Yield LLC to its direct wholly owned subsidiary NRG Yield Operating LLC.  Following the initial public offering, the Company owns 34.5% of NRG Yield LLC and consolidates the results of NRG Yield LLC through its controlling interest, with NRG's 65.5% interest shown as noncontrolling interest in the financial statements. The Company's outstanding shares after the initial public offering are described in Note 8, Stockholders' Equity.
The following table represents the structure of the Company after the initial public offering:

NRG Energy, Inc.
(NRG)
$395 million,
For 19,011,250
Class A Units
$468 million,
Net IPO
proceeds
Public
shareholders
Class B
Common Stock
65.5%
Voting Interest
Class A Common Stock
34.5% Voting Interest
NRG Yield, Inc.
(NYLD)
100% Class B Units
65.5% Economic Interest
$73 million,
For 3,500,000
Class A Units
Sole Managing Member
100% Class A Units
34.5% Economic Interest
NRG Yield LLC
NRG Yield
Operating LLC
Project companies

For all periods prior to the initial public offering, the accompanying unaudited combined financial statements represent the combination of the assets that NRG Yield LLC acquired and were prepared using NRG's historical basis in the assets and liabilities. For the purposes of the unaudited combined financial statements, the term "NRG Yield" represents the accounting predecessor, or the combination of the acquired businesses. For all periods subsequent to the initial public offering, the accompanying unaudited consolidated financial statements represent the consolidated results of the Company, which consolidates NRG Yield LLC through its controlling interest.
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
(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of September 30, 2013.
(b) As of September 30, 2013, approximately 72 MW of net capacity had reached commercial operations.
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
The historical combined financial statements include allocations of certain NRG corporate expenses and income tax expense. Management believes the assumptions and methodology underlying the allocation of general corporate overhead expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred if the Company had operated as an independent, publicly-traded company during the periods prior to the offering or of the costs expected to be incurred in the future. Allocations of NRG corporate expenses were immaterial for the period beginning on July 1, 2013 and ending on July 22, 2013, $2 million for the three months ended September 30, 2012, $4 million for the period beginning on January 1, 2013 and ending on July 22, 2013, and $6 million for the nine months ended September 30, 2012. In connection with the initial public offering, the Company entered into a management services agreement with NRG for various services, including human resources, accounting, tax, legal, information systems, treasury, and risk management. Costs incurred by the Company under this agreement were $1 million for the period beginning July 23, 2013 and ending September 30, 2013.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission’s, or SEC’s, regulations for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company’s annual financial statements for the years ended December 31, 2012 and 2011 contained in the Company's Prospectus. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of September 30, 2013, and the results of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2013, and 2012.
Use of Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during the reporting period. Actual results could be different from these estimates.
Note 2 — Business Acquisition
On December 14, 2012, through its acquisition of GenOn Energy, Inc., or GenOn, NRG acquired 100% of the Marsh Landing project, a 720 MW natural gas-fueled peaking facility being constructed near Antioch, California. Immediately prior to the initial public offering, NRG transferred ownership of Marsh Landing to NRG Yield LLC. Power generated from Marsh Landing is sold to Pacific Gas & Electric, or PG&E, under a 10 year PPA. In connection with the acquisition, the Company assumed obligations under a credit agreement for up to $650 million in construction and permanent financing for the Marsh Landing generating facility. The Marsh Landing generating facility reached commercial operations on May 1, 2013.
The initial accounting for the business combination is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that any additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocation of the purchase price may be modified up to one year from the date of the acquisition as more information is obtained about the fair value of assets acquired and liabilities assumed. During the nine months ended September 30, 2013, a measurement period adjustment was recorded increasing the provisional fair value of the acquired property, plant and equipment by $73 million, from $537 million to $610 million. Accordingly, the provisional fair value of the net assets acquired was $138 million. The primary driver for the revised fair value was the refinement of the methodology used to value the assets.

Note 3 — Property, Plant and Equipment
The Company’s major classes of property, plant, and equipment were as follows:

	September 30, 2013	December 31, 2012	Depreciable Lives
	(In millions)
Facilities and equipment	1,597	$753	5 - 40 Years
Land and improvements	34	30
Construction in progress	5	930
Total property, plant and equipment	1,636	1,713
Accumulated depreciation	(149)	(115)
Net property, plant and equipment	1,487	$1,598
On February 13, 2013, the Avra Valley solar project, as a qualified renewable energy project, applied for a cash grant in lieu of investment tax credit from the U.S. Treasury Department in the amount of $27 million. A receivable for the cash grant application was recorded when the cash grant application was filed, which resulted in a reduction to the book basis of the property, plant, and equipment. In addition, the receivable was subsequently reduced to $24 million as a result of the federal government’s sequestration, which went into effect on March 1, 2013. The related deferred tax asset of $7 million recognizable was recorded with a corresponding reduction of the book value of Avra Valley’s property, plant and equipment. In June 2013, the Company received payment for the cash grant related to Avra Valley.
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
Marsh Landing achieved commercial operations on May 1, 2013 and transferred the construction in progress to property, plant and equipment. The Marsh Landing project was acquired by NRG through the acquisition of GenOn. See Note 2, Business Acquisition, for further discussion of the acquisition.

Note 4 — Variable Interest Entities, or VIEs
GenConn Energy LLC — The Company has a 49.95% interest in GCE Holding LLC, the owner of GenConn Energy LLC, or GenConn, a limited liability company formed to construct, own and operate two 190 MW peaking generation facilities in Connecticut at NRG’s Devon and Middletown sites. Each of these facilities was constructed pursuant to a 30-year cost of service type contract with the Connecticut Light & Power Company. All four units at the GenConn Devon facility reached commercial operation in 2010 and were released to the ISO-NE by July 2010. In June 2011, all four units at the GenConn Middletown facility reached commercial operation and were released to the ISO-NE. GenConn is considered a VIE under ASC 810, however the Company is not the primary beneficiary, and accounts for its investment under the equity method.
The project was funded through equity contributions from the owners and non-recourse, project level debt. As of September 30, 2013, the Company's investment in GenConn was $118 million and its maximum exposure to loss is limited to its equity investment. On September 17, 2013, GenConn refinanced its existing project financing facility. As of September 30, 2013, the refinanced facility is comprised of a $237 million note with an interest rate of 4.73% and a maturity date of July 2041 and a 5-year, $35 million working capital facility which can be used to issue letters of credit at an interest rate of 1.875%. The refinancing is secured by all of the GenConn assets.
The following table presents summarized unaudited financial information for GCE Holdings LLC, a significant equity method investment of the Company:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Income Statement Data:	(In millions)
Operating revenues	$21	$20	$60	$59
Operating income	11	11	34	34
Net income	8	8	23	23

	September 30, 2013	December 31, 2012
Balance Sheet Data:	(In millions)
Current assets	$40	$37
Non-current assets	457	459
Current liabilities	29	24
Non-current liabilities	231	223

Note 5 — Fair Value of Financial Instruments
For cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and intercompany accounts payable and receivable, the carrying amount approximates fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of September 30, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Assets:
Notes receivable — affiliate	$2	$2	$6	$6
Notes receivable, including current portion	16	16	17	17
Liabilities:
Long-term debt, including current portion	1,167	1,170	781	785
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
Fair Value Accounting under ASC 820
ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•	Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

•	Level 2—inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3—unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.
In accordance with ASC 820, the Company determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement.
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2013
	Fair Value
(In millions)	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate contracts	$—	$7	$—	$7
Derivative liabilities:
Commodity contracts	$—	$—	$1	$1
Interest rate contracts	—	47	—	47
Total liabilities	$—	$47	$1	$48

As of December 31, 2012, assets and liabilities measured and recorded at fair value on the Company’s balance sheets were classified as Level 2 within the fair value hierarchy. There were no transfers during the three and nine months ended September 30, 2013 and 2012, between Levels 1 and 2. The following table reconciles, for the three and nine months ended September 30, 2013, the beginning and ending balances for derivative instruments that are recognized at fair value in the consolidated financial statements, at least annually, using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(In millions)	Three months ended September 30, 2013	Nine months ended September 30, 2013
	Derivatives	Derivatives
Beginning balance	$—	$—
Purchases	(1)	(1)
Ending balance as of September 30, 2013	$(1)	$(1)
There were no gains or losses for the three or nine month periods included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2013.
Derivative Fair Value Measurements
A majority of the Company's contracts are non-exchange-traded and valued using prices provided by external sources. For the Company’s energy markets, management receives quotes from multiple sources. To the extent that multiple quotes are received, the prices reflect the average of the bid-ask mid-point prices obtained from all sources believed to provide the most liquid market for the commodity. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of September 30, 2013, contracts valued with prices provided by models and other valuation techniques make up 0% of the total derivative assets and 2% of the total derivative liabilities.
The fair value of each contract is discounted using a risk free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is calculated based on credit default swaps. To the extent that the net exposure is an asset, the Company uses the counterparty’s default swap rate. If the exposure is a liability, the Company uses its default swap rate. The credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
Concentration of Credit Risk
Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including solar and other PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of September 30, 2013, credit risk exposure to these counterparties attributable to the Company's ownership interests was approximately $649 million for the next five years. This amount excludes potential credit exposures for projects with long term PPAs that have not reached commercial operations. The majority of these power contracts are with utilities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations, which the Company is unable to predict.

Note 6 — Accounting for Derivative Instruments and Hedging Activities
Energy-Related Commodities
As of September 30, 2013, the Company had forward contracts for the purchase of fuel commodities relating to the forecasted usage of the Company’s district energy centers. At September 30, 2013, these contracts were not designated as cash flow or fair value hedges.
Interest Rate Swaps
As of September 30, 2013, the Company had interest rate derivative instruments on non-recourse debt extending through 2030, the majority of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company's open derivative transactions broken out by commodity as of September 30, 2013 and December 31, 2012.

		Total Volume
		September 30, 2013	December 31, 2012
Commodity	Units	(In millions)
Natural Gas	MMBtu	2	2
Interest	Dollars	$818	$804
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets		Derivative Liabilities
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$—	$19	$14
Interest rate contracts long-term	4	—	24	54
Total Derivatives Designated as Cash Flow Hedges	4	—	43	68
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	—	—	3	3
Interest rate contracts long-term	3	—	1	7
Commodity contracts current	—	—	1	2
Total Derivatives Not Designated as Cash Flow Hedges	3	—	5	12
Total Derivatives	$7	$—	$48	$80
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of September 30, 2013, there is no outstanding collateral paid or received. The following table summarizes the offsetting of derivatives by counterparty master agreement level:

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
As of September 30, 2013	(In millions)
Commodity contracts:
Derivative liabilities	$(1)	$—	$(1)
Total commodity contracts	(1)	—	(1)
Interest rate contracts:
Derivative assets	7	(4)	3
Derivative liabilities	(47)	4	(43)
Total interest rate contracts	(40)	—	(40)
Total derivative instruments	$(41)	$—	$(41)
As of December 31, 2012, the Company's derivative positions were all in liability positions and there was no outstanding collateral paid or received. Thus, there would be no change to the balance sheet if presenting derivative assets and liabilities on a net basis.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the effects on the Company’s accumulated other comprehensive loss, or OCL, balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In millions)
Accumulated OCL beginning balance	$(5)	$(22)	$(24)	$(15)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	—	—	3	1
Mark-to-market of cash flow hedge accounting contracts	(3)	(3)	13	(11)
Accumulated OCL ending balance, net of income tax benefit of $1 and $17, respectively	(8)	$(25)	(8)	$(25)
Accumulated OCL attributable to noncontrolling interest	(6)		(6)
Accumulated OCL attributable to Class A common shareholders	$(2)		$(2)
A loss of $5 million is expected to be realized from OCL during the next 12 months, net of $1 million tax.
Amounts reclassified from accumulated OCL into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded to interest expense.
Impact of Derivative Instruments on the Statements of Operations
The Company has interest rate derivative instruments that are not designated as cash flow hedges as well as ineffectiveness on cash flow hedge derivatives. For the three months ended September 30, 2013 and 2012, the impact to the statement of operations was a gain of $1 million and a loss of $1 million, respectively. For the nine months ended September 30, 2013 and 2012, the impact to the statement of operations was a gain of $10 million and a loss of $12 million, respectively.
The Company’s derivative commodity contracts relate to its Thermal business for the purchase of fuel commodities related to the forecasted usage of the Thermal district energy centers. Realized gains and losses on these contracts are reflected in the fuel costs that are permitted to be billed to customers through the related customer contracts or tariffs and accordingly, no gains or losses are reflected in the statement of operations for these contracts.
See Note 5, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 7 — Long-term Debt
Long-term debt consisted of the following:

	September 30, 2013	December 31, 2012	Current interest rate % (a)
	(In millions, except rates)
Debt — external:
NRG Marsh Landing LLC, due 2017 and 2023	$500	$390	L+ 2.50 - 2.75
NRG Solar Alpine LLC, due 2013 and 2022	223	2	L+ 2.25 - 2.50
NRG Energy Center Minneapolis LLC, senior secured notes, due 2013, 2017 and 2025	129	137	5.95 - 7.31
NRG Solar Borrego I LLC, due 2024 and 2038	79	—	L+ 2.50/5.65
South Trent Wind LLC, due 2020	69	72	L+ 2.625
NRG Solar Avra Valley LLC, due 2031	64	66	L+ 2.25
NRG Roadrunner LLC, due 2031	44	46	L+ 2.01
NRG Solar Blythe LLC, due 2028	25	25	L+ 2.50
PFMG and related subsidiaries, due 2030	32	41	6.00
NRG Energy Center Princeton LLC, due 2017	2	2	0.00
Subtotal debt — external	1,167	781
Debt — affiliate:
Note payable to NRG Energy, Inc. — South Trent	—	26	L+ 2.00
Subtotal debt — affiliate	—	26
Total debt	1,167	807
Less current maturities	147	58
Total long-term debt	$1,020	$749
(a) As of September 30, 2013, L+ equals 3 month LIBOR plus x%, with the exception of NRG Solar Alpine LLC cash grant loan which is 1 month LIBOR plus x%.
The financing arrangements listed above contain certain covenants, including financial covenants, that the Company is required to be in compliance with during the term of the arrangement. As of September 30, 2013, the Company was in compliance with all of the required covenants.
Alpine Financing
On March 16, 2012, NRG Solar Alpine LLC, or Alpine, entered into a credit agreement with a group of lenders for a $166 million construction loan that was convertible to a term loan upon completion of the project and a $68 million cash grant loan. On January 15, 2013, the credit agreement was amended reducing the cash grant loan to $63 million. On March 26, 2013, Alpine met the conditions under the credit agreement to convert the construction loan to a term loan. Immediately prior to the conversion, the Company drew an additional $164 million under the construction loan and $62 million under the cash grant loan. The term loan amortizes on a predetermined schedule with final maturity in November 2022. As of September 30, 2013, $161 million was outstanding under the term loan, $62 million under the cash grant loan, and $37 million of letters of credit were issued under the credit agreement.
Subsequent to the conversion, Alpine returned approximately $242 million of capital to NRG. In 2013, prior to the conversion, NRG had contributed approximately $112 million into Alpine.
Borrego Financing
On March 28, 2013, NRG Solar Borrego I LLC, or Borrego, entered into a credit agreement with a group of lenders, or the Borrego Financing Agreement, for $45 million of 5.65% fixed rate notes and a $36 million term loan. The term loan has an interest rate of 3 month LIBOR plus an applicable margin of 2.50%, which escalates 0.25% on the fourth and eighth anniversary of the closing date. The fixed rate notes mature in February 2038 and the term loan matures in December 2024. Both amortize based upon predetermined schedules. The Borrego Financing Agreement also includes a letter of credit facility on behalf of Borrego of up to $5 million. Borrego pays an availability fee of 100% of the applicable margin on issued letters of credit. As of September 30, 2013, $45 million was outstanding under the fixed rate notes, $34 million was outstanding under the term loans, and $5 million of letters of credit in support of the project were issued.

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
Subsequent to the borrowing, Borrego returned approximately $76 million of capital to NRG. In 2013, prior to the return of capital, NRG had contributed approximately $19 million into Borrego.
NRG Yield Revolving Credit Facility
In connection with the Company's initial public offering of Class A common stock in July 2013, as further described in Note 1, Nature of Business, NRG Yield LLC and NRG Yield Operating LLC entered into a senior secured revolving credit facility, which provides a revolving line of credit of $60 million. The NRG Yield revolving credit facility can be used for cash or for the issuance of letters of credit.
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
Note Payable to NRG — South Trent
On June 14, 2010, NRG South Trent Holdings LLC entered into a $34 million promissory note with a wholly owned subsidiary of NRG, with a maturity date of 2020. On July 17, 2013, NRG converted the remaining receivable under the promissory note of approximately $25 million into equity in NRG South Trent Holdings LLC and terminated the note.

Note 8 — Stockholders' Equity
Shares Issued and Outstanding
On July 22, 2013, in connection with its initial public offering, the Company authorized 500,000,000 shares of Class A common stock, par value $0.01 per share, of which 22,511,250 were issued to the public in connection with the initial public offering and became outstanding. In return for the issuance of these shares, the Company received $468 million, net of underwriting discounts and commissions of $27 million. In addition, in connection with the initial public offering, the Company authorized 500,000,000 shares of Class B common stock, par value $0.01 per share, of which 42,738,750 were issued to NRG concurrently with the initial public offering and became outstanding. The Company utilized $395 million of the proceeds from the issuance of the Class A common stock to acquire a controlling interest in NRG Yield LLC from NRG. Each share of both of the Class A common stock and Class B common stock entitles the holder to one vote on all matters. Class A common stockholders hold 100% of the economic interest and a 34.5% voting interest in the Company. Class B common stockholders hold a 65.5% voting interest in the Company.
The following table reflects the Company's common shares issued and outstanding as of September 30, 2013:

Shares:	Issued and Outstanding	Holders
Class A common stock	22,511,250	Public shareholders
Class B common stock	42,738,750	NRG
On October 31, 2013, the Company declared a pro-rated initial dividend of $0.23 per Class A common share, payable on December 16, 2013, to shareholders of record as of December 2, 2013. Subsequent quarterly dividends will be set at $0.30 per Class A common share, or $1.20 per share on an annualized basis. The Class A common stock dividend is subject to available capital, market conditions, and compliance with associated laws and regulations.
The Company also authorized 10,000,000 shares of preferred stock, par value $0.01 per share. None of the shares of preferred stock have been issued.
Noncontrolling Interest
The following table reflects the changes in the Company's noncontrolling interest balance:

(In millions)
Balance as of December 31, 2012	$—
Contributions from noncontrolling interest, net of returns of capital	393
Comprehensive income attributable to noncontrolling interest	20
Balance as of September 30, 2013	$413
Note 9 — Earnings Per Share
Basic and diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Shares issued during the year are weighted for the portion of the year that they were outstanding.
The reconciliation of the Company's basic and diluted earnings per share is shown in the following table:

Period from July 23, 2013 to September 30, 2013
(In millions, except per share data)
Basic and diluted earnings per share attributable to NRG Yield, Inc. Class A common stockholders
Net income attributable to NRG Yield, Inc.	$9
Weighted average number of Class A common shares outstanding	23
Earnings per weighted average Class A common share — basic and diluted	$0.39
There were no anti-dilutive outstanding equity instruments as of September 30, 2013.

Note 10 — Segment Reporting
The Company’s segment structure reflects how management currently makes financial decisions and allocates resources. Its businesses are primarily segregated based on conventional power generation, renewable businesses which consist of solar and wind, and the thermal and chilled water business. The Corporate segment reflects the Company's corporate costs.

	Three months ended September 30, 2013
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$32	$23	$40	$—	$95
Cost of operations	3	2	28	—	33
Depreciation and amortization	6	6	4	—	16
General and administrative — affiliate	—	—	—	1	1
Equity in earnings of unconsolidated affiliates	5	7	—	—	12
Income/(loss) before income taxes	24	16	6	(1)	45
Net income/(loss)	24	16	6	(6)	40
Total assets	$892	$882	$331	$226	$2,331

	Three months ended September 30, 2012
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$—	$7	$40	$—	$47
Cost of operations	—	1	27	—	28
Depreciation and amortization	—	3	3	—	6
General and administrative — affiliate	—	—	—	2	2
Equity in earnings of unconsolidated affiliates	3	3	—	—	6
Income/(loss) before income taxes	3	3	8	(2)	12
Net income/(loss)	3	3	8	(10)	4

	Nine months ended September 30, 2013
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$51	$63	$113	$—	$227
Cost of operations	4	7	81	—	92
Depreciation and amortization	8	16	11	—	35
General and administrative — affiliate	—	—	—	5	5
Equity in earnings of unconsolidated affiliates	12	6	—	—	18
Income/(loss) before income taxes	43	37	15	(5)	90
Net income/(loss)	43	37	15	(10)	85

	Nine months ended September 30, 2012
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$—	$24	$109	$—	$133
Cost of operations	—	4	77	—	81
Depreciation and amortization	—	7	11	—	18
General and administrative — affiliate	—	—	—	6	6
Equity in earnings of unconsolidated affiliates	11	4	—	—	15
Income/(loss) before income taxes	11	(2)	15	(6)	18
Net income/(loss)	11	(2)	15	(16)	8

Note 11 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions except otherwise noted)	2013	2012	2013	2012
Income before income taxes	$45	$12	$90	$18
Income tax expense	5	8	5	10
Effective tax rate	11.1%	66.7%	5.6%	55.6%
For the three and nine months ended September 30, 2013, the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its 65.5% interest in NRG Yield LLC.
For the three and nine months ended September 30, 2012, the overall effective tax rate was different than the statutory rate of 35% primarily due to the impact of state and local income taxes.
On July 22, 2013, the Company acquired a controlling interest in NRG Yield LLC and its subsidiary NRG Yield Operating LLC. As a result, the Company owns 34.5% of NRG Yield LLC and consolidates the results due to its controlling interest. The Company records NRG's 65.5% ownership as a noncontrolling interest in the financial statements. NRG Yield LLC is treated as a partnership for income tax purposes. As such, the Company records income tax on its 34.5% of the NRG Yield LLC taxable income. NRG records income tax on its 65.5% share of taxable income generated by NRG Yield LLC.
The Company's deferred tax balances reflect the change in tax basis of the Company's assets as a result of the initial public offering, primarily due to an increase in the tax basis of the Company's property, plant and equipment. The change in tax basis resulted in a non-cash addition of $103 million to the Company's additional paid-in capital.
Note 12— Related Party Transactions
Management Services Agreement with NRG
Subsequent to the initial public offering, NRG provides the Company with various operation, management, and administrative services, which include human resources, accounting, tax, legal, information systems, treasury, and risk management, as set forth in the Management Services Agreement. The base management fee will equal approximately $1 million per quarter subject to an inflation based adjustment annually beginning on January 1, 2014 at an inflation factor based on the year-over-year U.S. consumer price index. The fee will also be subject to adjustments following the consummation of future acquisitions and as a result of a change in the scope of services provided under the Management Services Agreement. Costs incurred under this agreement were approximately $1 million for the period beginning July 23, 2013 and ending September 30, 2013.
Accounts Payable to NRG Solar LLC
During the third quarter of 2013, NRG Solar LLC, a wholly-owned subsidiary of NRG, made capital contributions to CVSR on behalf of the Company. As of September 30, 2013, the Company had accounts payable of $11 million related to the reimbursement of these capital contributions.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion analyzes the Company's historical financial condition and results of operations. For all periods prior to the initial public offering, the discussion reflects the Company's accounting predecessor, or NRG Yield, which were prepared on a ''carve-out'' basis from NRG and are intended to represent the financial results of the contracted renewable energy and conventional generation and thermal infrastructure assets in the United States that were acquired by NRG Yield LLC on July 22, 2013. For all periods subsequent to the initial public offering, the discussion reflects the Company's consolidated financial results. As you read this discussion and analysis, refer to the Company's Consolidated Statements of Operations to this Form 10-Q, which present the results of operations for the three and nine months ended September 30, 2013 and 2012. Also refer to the Company's Prospectus, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition.
The discussion and analysis below has been organized as follows:

•	Executive Summary, including a description of the business and significant events that are important to understanding the results of operations and financial condition;

•	Results of operations, including an explanation of significant differences between the periods in the specific line items of the consolidated statement of operations;

•	Financial condition addressing liquidity position, sources and uses of cash, capital resources and requirements, commitments, and off-balance sheet arrangements; and

•	Known trends that may affect the Company’s results of operations and financial condition in the future.

Executive Summary
Introduction and Overview
NRG Yield, Inc. is a dividend growth-oriented company formed to serve as the primary vehicle through which NRG will own, operate and acquire contracted renewable and conventional generation and thermal infrastructure assets. The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the United States. The contracted generation portfolio includes three natural gas or dual-fired facilities, eight utility-scale solar and wind generation facilities and two portfolios of distributed solar facilities that collectively represent 1,324 net MW. Each of these assets sells substantially all of its output pursuant to long-term, fixed price offtake agreements to credit-worthy counterparties. The average remaining contract life, weighted by MWs, of these offtake agreements was approximately 16 years as of September 30, 2013. One of these facilities, CVSR, reached commercial operations in October 2013. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,098 net MWt and electric generation capacity of 123 net MW. These thermal infrastructure assets provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units in ten locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
Government Incentives
Government incentives enhance the economic viability of the Company's operating assets by providing additional sources of funding for the construction of these assets. NRG has applied for and received cash grants in-lieu of ITCs, pursuant to section 1603 of the American Recovery and Reinvestment Tax Act of 2009, for assets that are currently operating including Blythe, South Trent, Roadrunner, Avra Valley and certain Distributed Generation assets. In addition, NRG has submitted applications for cash grants in lieu of ITCs for Alpine and Borrego of $72 million and $39 million, respectively. These amounts were subsequently reduced to $65 million and $36 million, respectively, as a result of automatic federal spending cuts in 2013 that have taken place pursuant to the Balanced Budget and Emergency Deficit Control Act of 1985 as amended, commonly known as sequestration. Cash grants are treated as a reduction to the book basis of the property, plant and equipment and reduce the related depreciation over the useful life of the asset. One of the Company's equity method investments, CVSR, has obtained a loan guarantee from the U.S. DOE in support of its borrowings from the Federal Financing Bank, or FFB, to fund the construction of the facility and has applied for a cash grant in lieu of ITC of $206 million, which was subsequently reduced to $188 million as a result of sequestration. In connection with the CVSR financing, as of September 30, 2013, there was $374 million outstanding on the related cash grant bridge loan, of which $34 million became due on August 5, 2013, $167 million becomes due on February 5, 2014 and the remaining amount becomes due on August 5, 2014. The Company did not receive grant proceeds under the 1603 Cash Grant Program, or the 1603 Cash Grant Proceeds, by the first maturity date.  However, pursuant to the guarantee provided by NRG to the DOE, when the 1603 Cash Grant Proceeds were not received, NRG paid the related portion of the cash grant bridge loan on the Company's behalf.  Any future 1603 Cash Grant Proceeds relating to CVSR, if received and available for distribution to the Company, would be used first by the Company to reimburse NRG without interest for the amount of the cash grant bridge loan repaid to the U.S. DOE on the Company's behalf.
In addition, the final phase of CVSR reached commercial operations in October 2013. NRG expects to submit an application for an additional cash grant of approximately $215 million. If the full amount of the cash grants for Alpine, Borrego and CVSR are not received, as a result of review of the application or as a result of sequestration, net income will be reduced by the amount of the additional depreciation, or in the case of CVSR the Company's share of the additional depreciation, over the useful life of the assets, which is approximately 28 years, partially offset by less deferred tax expense.
Regulatory Matters
As operators of power plants and participants in wholesale energy markets, certain of the Company's entities are subject to regulation by various federal and state government agencies. These include the U.S. Commodity Futures Trading Commission, FERC, and the PUCT, as well as other public utility commissions in certain states where NRG's generating, thermal, or distributed generation assets are located. In addition, the Company is subject to the market rules, procedures and protocols of the various ISO markets in which it participates. The Company must also comply with the mandatory reliability requirements imposed by the North American Electric Reliability Corporation and the regional reliability entities in the regions where the Company operates.
The Company's operations within the ERCOT footprint are not subject to rate regulation by the FERC, as they are deemed to operate solely within the ERCOT market and not in interstate commerce.  These operations are subject to regulation by PUCT.

Thermal
NRG Energy Center Harrisburg LLC Rate Case — On April 12, 2013, NRG Energy Center Harrisburg LLC, or NRG Harrisburg, a regulated steam utility in Harrisburg, Pennsylvania, filed a base rate case with the Pennsylvania Public Utility Commission, or PA PUC, for an increase in annual revenues of $875,000.  On August 2, 2013, the parties to the proceeding filed a petition for approval of a unanimous settlement of all issues under which NRG Harrisburg would receive its requested increase in full.  The settlement is subject to final PA PUC review and approval.  A PA PUC vote on the settlement is anticipated to occur in the fourth quarter of 2013.
Conventional Generation
New England Power Generators Association, or NEPGA, Complaint — On May 17, 2013, NEPGA filed a complaint against ISO-NE, asking FERC to clarify that under ISO-NE's existing tariff, a capacity resource's inability to procure or schedule fuel when called upon is not a tariff violation or an attempt to manipulate the ISO-NE energy markets. On August 27, 2013, FERC granted the complaint after making a distinction between being unable to procure fuel or transportation and making an economic determination not to do so. FERC found that if a capacity resource cannot procure fuel or transportation when called upon, then the resource is not physically available and may be excused for non-performance. As operators of gas and oil dual fuel generation facilities in New England, GenConn Devon and GenConn Middletown could have been subject to sanction when gas is not available, had FERC not granted the NEPGA complaint. NRG and the Company support the NEPGA complaint.
Significant Events During the Nine Months Ended September 30, 2013
During the first nine months of 2013, Alpine, Borrego and Marsh Landing achieved COD. In addition, Borrego completed a financing arrangement with a group of lenders. See Note 7, Long-Term Debt, for information related to these financing activities. The Company completed its initial public offering on July 22, 2013. See Note 1, Nature of Business, for information related to the initial public offering.
Significant Events During the Nine Months Ended September 30, 2012
During the first nine months of 2012, Alpine completed a financing arrangement with a group of lenders. See Note 7, Long-Term Debt, for information related to this financing activity.
Basis of Presentation
For all periods prior to the initial public offering, the accompanying unaudited combined financial statements represent the combination of the assets that NRG Yield LLC acquired and were prepared using NRG's historical basis in the assets and liabilities. For the purposes of the unaudited combined financial statements, the term "NRG Yield" represents the accounting predecessor, or the combination of the acquired businesses. For all periods subsequent to the initial public offering, the accompanying unaudited consolidated financial statements represent the consolidated results of NRG Yield, Inc., which consolidates NRG Yield LLC through its controlling interest.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended September 30,			Nine months ended September 30,
(In millions except otherwise noted)	2013	2012	Change %	2013	2012	Change %
Operating Revenues
Total operating revenues	$95	$47	102	$227	$133	71
Operating Costs and Expenses
Cost of operations	33	28	18	92	81	14
Depreciation and amortization	16	6	167	35	18	94
General and administrative — affiliate	1	2	(50)	5	6	(17)
Total operating costs and expenses	50	36	39	132	105	26
Operating Income	45	11	309	95	28	239
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	12	6	100	18	15	20
Other income, net	1	—	100	1	—	100
Interest expense	(13)	(5)	160	(24)	(25)	(4)
Total other income/(expense)	—	1	(100)	(5)	(10)	(50)
Income Before Income Taxes	45	12	275	90	18	400
Income tax expense	5	8	(38)	5	10	(50)
Net Income	40	$4	900	85	$8	963
Less: Predecessor income prior to initial public offering on July 22, 2013	9			54
Net Income Subsequent to Initial Public Offering	31			$31
Less: Net income attributable to noncontrolling interest	22
Net Income Attributed to NRG Yield Inc. Subsequent to Initial Public Offering	$9

	Three months ended September 30,		Nine months ended September 30,
Business metrics (in thousands):	2013	2012	2013	2012

Renewable MWh sold	263	109	764	385
Thermal MWt sold	380	384	1,251	1,144

Management’s discussion of the results of operations for the three months ended September 30, 2013, and 2012
Operating Revenues
Operating revenues increased by $48 million, during the three months ended September 30, 2013, compared to the same period in 2012, due to:

	Conventional	Renewables	Thermal	Total
	(In millions)
Three Months Ended September 30, 2013	$32	$23	$40	95
Three Months Ended September 30, 2012	—	7	40	$47
The increase in operating revenues is due primarily to:

Increase in Conventional Generation revenues as Marsh Landing reached commercial operations in 2013	$32
Increase in Renewables revenue as Alpine, Avra Valley and Borrego reached commercial operations in late 2012 and early 2013	16
$48
Operating Costs
Operating expense increased by $5 million, during the three months ended September 30, 2013, compared to the same period in 2012, primarily due to an increase in operations and maintenance expense related to Marsh Landing, Alpine, Borrego and Avra Valley reaching commercial operations in late 2012 and 2013.
Depreciation and Amortization
Depreciation and amortization increased by $10 million during the three months ended September 30, 2013 compared to the same period in 2012, due primarily to additional depreciation for the projects that reached commercial operations in late 2012 and 2013.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $6 million during the three months ended September 30, 2013, compared to the same period in 2012, due primarily to CVSR reaching commercial operations in 2013.
Interest Expense
Interest expense increased by $8 million during the three months ended September 30, 2013 compared to the same period in 2012, due primarily to the additional interest expense for the projects that reached commercial operations in late 2012 and 2013, offset in part by the recognition of an unrealized gain on the Alpine interest rate swap in the current year compared to an unrealized loss in the prior year.
Income Tax Expense
For the three months ended September 30, 2013, the Company recorded income tax expense of $5 million on pretax income of $45 million. For the same period in 2012, the Company recorded income tax expense of $8 million on pretax income of $12 million. For the three months ended September 30, 2013, the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its 65.5% interest in NRG Yield LLC. For the same period in 2012, the Company's overall effective tax rate was different than the statutory rate of 35% primarily due to the impact of state and local income taxes.
Noncontrolling Interest
Noncontrolling interest of $22 million represents NRG's 65.5% interest in NRG Yield LLC's net income during the period from July 22, 2013 through September 30, 2013.

Management’s discussion of the results of operations for the nine months ended September 30, 2013, and 2012
Operating Revenues
Operating revenues increased by $94 million, during the nine months ended September 30, 2013, compared to the same period in 2012, due to:

	Conventional	Renewables	Thermal	Total
	(In millions)
Nine Months Ended September 30, 2013	$51	$63	$113	$227
Nine Months Ended September 30, 2012	—	24	109	133
The increase in operating revenues is due primarily to:

Increase in Conventional Generation revenues as Marsh Landing reached commercial operations in 2013	$51
Increase in Renewables revenue as Alpine, Avra Valley and Borrego reached commercial operations in late 2012 and early 2013	39
Increase in Thermal revenues	4
$94
Operating Costs
Operating expense increased by $11 million, during the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to an increase in operations and maintenance expense related to Marsh Landing, Alpine, Borrego and Avra Valley reaching commercial operations in late 2012 and 2013.
Depreciation and Amortization
Depreciation and amortization increased by $17 million during the nine months ended September 30, 2013 compared to the same period in 2012, due primarily to additional depreciation for the projects that reached commercial operations in late 2012 and 2013.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $3 million during the nine months ended September 30, 2013, compared to the same period in 2012 due primarily to CVSR reaching commercial operations in 2013.
Interest Expense
Interest expense decreased by $1 million during the nine months ended September 30, 2013 compared to the same period in 2012, due primarily to the recognition of the unrealized loss on the Alpine interest rate swap of $11 million in the prior year compared to an unrealized gain of $10 million in the current year. The current year period also reflects additional interest expense for projects that reached commercial operations in late 2012 and 2013.
Income Tax Expense
For the nine months ended September 30, 2013, the Company recorded income tax expense of $5 million on pretax income of $90 million. For the same period in 2012, the Company recorded income tax expense of $10 million on pretax income of $18 million. For the nine months ended September 30, 2013, the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its 65.5% interest in NRG Yield LLC. For the same period in 2012, the Company's overall effective tax rate was different than the statutory rate of 35% primarily due to the impact of state and local income taxes.
Noncontrolling Interest
Noncontrolling interest of $22 million represents NRG's 65.5% interest in NRG Yield LLC's net income during the period from July 22, 2013 through September 30, 2013.

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
Liquidity Position
As of September 30, 2013 and December 31, 2012, the Company's liquidity was approximately $272 million and $42 million, respectively, comprised of cash and restricted cash, and as of September 30, 2013, availability under the Company's revolving credit facility.
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
Sources of Liquidity
The Company's principal sources of liquidity include cash on hand, cash generated from operations, borrowings under new and existing financing arrangements and the issuance of additional equity securities as appropriate given market conditions. As described in Note 7, Long-term Debt, the Company's financing arrangements consist mainly of the project-level financings for its various assets.
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
In connection with the initial public offering of Class A common stock of NRG Yield, Inc., as further described in Note 1, Nature of Business, NRG Yield LLC and its direct wholly owned subsidiary, NRG Yield Operating LLC entered into a senior secured revolving credit facility, which provides a revolving line of credit of $60 million. The NRG Yield revolving credit facility can be used for cash or for the issuance of letters of credit.
Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Note 7, Long-term Debt; (ii) capital expenditures; and (iii) cash dividends to investors.
Capital Expenditures
The Company's capital spending program is focused on completing the construction of assets where construction is in process and maintaining the assets currently operating. The Company develops annual capital spending plans based on projected requirements for maintenance capital and completion of facilities under construction. For the nine months ended September 30, 2013, the Company used approximately $232 million to fund capital expenditures, primarily related to the construction of its solar generating assets and Marsh Landing.
Cash Dividends to Investors
The Company intends to use the amount of cash that it receives from its distributions from NRG Yield LLC to pay quarterly dividends to the holders of its Class A common stock. NRG Yield LLC intends to distribute to its unit holders in the form of a quarterly distribution all of the cash available for distribution that is generated each quarter less reserves for the prudent conduct of the business, including among others, maintenance capital expenditures to maintain the operating capacity of the assets. Cash available for distribution is defined as earnings before income taxes, depreciation and amortization, excluding contract amortization, cash interest paid, income taxes paid, maintenance capital expenditures, investments in unconsolidated affiliates, growth capital expenditures, net of capital and debt funding, and principal amortization of indebtedness, and including cash distributions from unconsolidated affiliates.

The Company declared a pro-rated initial dividend of $0.23 per Class A common share on October 31, 2013, payable on December 16, 2013, to shareholders of record as of December 2, 2013. Subsequent quarterly dividends will be set at $0.30 per Class A common share, or $1.20 per share on an annualized basis. The Class A common stock dividend is subject to available capital, market conditions, and compliance with associated laws and regulations.
Cash Flow Discussion
The following table reflects the changes in cash flows for the comparative nine month periods:

Nine months ended September 30,	2013	2012	Change
	(In millions)
Net cash provided by operating activities	$103	$20	$83
Net cash used by investing activities	(293)	(262)	(31)
Net cash provided by financing activities	289	248	41
Net Cash (Used)/Provided By Operating Activities
Changes to net cash used by operating activities were driven by operating cash flows from assets that reached commercial operations in late 2012 and 2013.
Net Cash Used By Investing Activities
Changes to net cash used by investing activities were driven by:

(In millions)
Decrease in capital expenditures as expenditures for Borrego, Avra Valley and Alpine were incurred mainly in 2012 and placed in service in late 2012 or 2013	$41
Increase in restricted cash, primarily for Marsh Landing	(69)
Increase in investments in unconsolidated affiliates	(17)
Decrease in notes receivable	17
Other	(3)
$(31)
Net Cash Provided By Financing Activities
Changes in net cash provided by financing activities were driven by:

(In millions)
Increase in dividends and returns of capital to NRG, net of change in cash contributions from NRG	$(804)
Proceeds from the issuance of Class A common stock	468
Net increase in cash received from proceeds for issuance of long-term debt, net of payments	371
Decrease in cash paid for deferred financing costs	6
$41
NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
The Company has no tax effected uncertain tax benefits. As of September 30, 2013, the Company has generated NOL carryforwards of $5 million for financial statement purposes and does not anticipate any federal income tax payments for 2013. As a result of the Company's tax position, and based on current forecasts, the Company does not anticipate significant income tax payments for state and local jurisdictions in 2013.

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of September 30, 2013, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. One of these investments is a variable interest entity for which the Company is not the primary beneficiary.
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $718 million as of September 30, 2013. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company. See also Note 4, Variable Interest Entities.
Contractual Obligations and Commercial Commitments
The Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to our capital expenditure programs, as disclosed in the Company's Prospectus. See also Note 7, Long-term Debt, for additional discussion of contractual obligations incurred during the nine months ended September 30, 2013.
Fair Value of Derivative Instruments
The Company may enter into long-term fuel purchase contracts and other energy-related financial instruments to mitigate variability in earnings due to fluctuations in spot market prices and to hedge fuel requirements at certain generation facilities. In addition, in order to mitigate interest rate risk associated with the issuance of variable rate and fixed rate debt, the Company enters into interest rate swap agreements.
The tables below disclose the activities that include non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at September 30, 2013, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at September 30, 2013. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity Gains/(Losses)	(In millions)
Fair value of contracts as of December 31, 2012	$(80)
Contracts realized or otherwise settled during the period	3
Changes in fair value	36
Fair value of contracts as of September 30, 2013	$(41)

	Fair Value of Contracts as of September 30, 2013
Fair value hierarchy Gains/(Losses)	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess 5 Years	Total Fair Value
	(In millions)
Level 2	(22)	(30)	(5)	17	(40)
Level 3	(1)	—	—	—	(1)
Total	$(23)	$(30)	$(5)	$17	$(41)
The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As discussed below in Qualitative and Quantitative Disclosures about Market Risk -Commodity Price Risk, the Company measures the sensitivity of the portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. The Company's risk management policy places a limit on one-day holding period VaR, which limits the net open position.

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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would cause a change of approximately $1 million in the net value of derivatives as of September 30, 2013.
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
Most of the Company's project subsidiaries enter into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. See Note 7, Long-Term Debt, to the Company's audited consolidated financial statements included in the Company's Prospectus, and Note 7, Long-term Debt, to this Form 10-Q for more information about interest rate swaps of the Company's project subsidiaries.
If all of the above swaps had been discontinued on September 30, 2013, the Company would have owed the counterparties $39 million. Based on the investment grade rating of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of September 30, 2013, a 1% change in interest rates would result in an approximately $1 million change in interest expense on a rolling twelve month basis.
As of September 30, 2013, the fair value of the Company's debt was $1,170 million and the carrying value was $1,167 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $25 million.
Liquidity Risk
Liquidity risk arises from the general funding needs of the Company's activities and in the management of the Company's assets and liabilities.
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

ITEM 4 — CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company's management, including its principal executive officer, principal financial officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on this evaluation, the Company's principal executive officer, principal financial officer and principal accounting officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report on Form 10-Q.
Changes in Internal Control over Financial Reporting
The Company is integrating certain business operations, information systems, processes and related internal control over financial reporting which will continue to the next fiscal year. The Company will assess the effectiveness of internal control over financial reporting as integration activities continue.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
None.
ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part II, Item 1A, Risk Factors, in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
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

NRG YIELD, INC. (Registrant)

/s/ DAVID W. CRANE
David W. Crane
Chief Executive Officer (Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS
Kirkland B. Andrews
Chief Financial Officer (Principal Financial Officer)

/s/ RONALD B. STARK
Ronald B. Stark
Date: November 12, 2013	Chief Accounting Officer (Principal Accounting Officer)