Form 10-Q
period 2014-03-31
NRG Yield, Inc.
filed 2014-05-06
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2014

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
Yes ☐       No ☒
As of April 30, 2014, there were 22,511,250 shares of Class A common stock outstanding, par value $0.01 per share, and 42,738,750 shares of Class B common stock outstanding, par value $0.01 per share.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of NRG Yield, Inc., or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, including, but not limited to, the following:

•	The Company's ability to maintain and grow its quarterly dividend;

•	The Company's ability to successfully identify, evaluate and consummate acquisitions;

•	The Company's ability to raise additional capital due to its indebtedness;

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

•	The willingness and ability of the counterparties to the Company's offtake agreements to fulfill their obligations under such agreements;

•	The Company's ability to enter into contracts to sell power and procure fuel on acceptable terms and prices as current offtake agreements expire;

•	Government regulation, including compliance with regulatory requirements and changes in market rules, rates, tariffs and environmental laws;

•	The Company's ability to receive anticipated cash grants with respect to certain renewable (wind and solar) assets;

•
Operating and financial restrictions placed on the Company and its subsidiaries that are contained in the project-level debt facilities and other agreements of certain subsidiaries and project-level subsidiaries generally and in the NRG Yield Operating LLC revolving credit facility or the Company's convertible notes; and

•
The Company's ability to borrow additional funds and access capital markets, as well as the Company's substantial indebtedness and the possibility that the Company may incur additional indebtedness going forward.

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
ASU	Accounting Standards Updates - updates to the ASC
COD	Commercial operations date
Distributed Solar	Solar power projects, typically less than 20 MW in size, that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
Exchange Act	The Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
ISO	Independent System Operator
ISO-NE	ISO New England Inc.
ITC	Investment Tax Credit
LIBOR	London Inter-Bank Offered Rate
Marsh Landing	NRG Marsh Landing LLC, formerly GenOn Marsh Landing LLC
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
Net Exposure	Counterparty credit exposure to NRG Yield, Inc. net of collateral
NOLs	Net operating losses
NRG	NRG Energy, Inc.
NRG Yield	Accounting predecessor, representing the combination of the projects that were acquired by NRG Yield LLC
NRG Yield, Inc.	NRG Yield, Inc., or the Company
NRG Yield LLC	The holding company through which the projects are owned by NRG, the holder of Class B common units, and NRG Yield, Inc., the holder of the Class A common units
NRG Yield Operating LLC	The holder of the project assets that belong to NRG Yield LLC
OCI / OCL	Other comprehensive income / loss
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
PURPA	Public Utility Regulatory Policies Act of 1978
RTO	Regional Transmission Organization
U.S.	United States of America
U.S. DOE	U.S. Department of Energy
U.S. GAAP	Accounting principles generally accepted in the United States
Utility-Scale Solar
Solar power projects, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level

VaR	Value at Risk
VIE	Variable Interest Entity

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(In millions, except per share amounts)	2014	2013
Operating Revenues
Total operating revenues	$110	$53
Operating Costs and Expenses
Cost of operations	53	29
Depreciation and amortization	17	10
General and administrative — affiliate	2	2
Total operating costs and expenses	72	41
Operating Income	38	12
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	1	4
Other income, net	1	—
Interest expense	(19)	(5)
Total other income/(expense)	(17)	(1)
Income Before Income Taxes	21	11
Income tax expense	3	—
Net Income	$18	$11
Less: Net income attributable to noncontrolling interest	14
Net income attributable to NRG Yield, Inc.	$4
Earnings per share attributable to Class A common stockholders
Basic weighted average number of Class A common shares outstanding	23
Basic earnings per Class A common share	$0.18
Diluted weighted average number of Class A common shares outstanding	30
Diluted earnings per Class A common share	$0.17
Dividends per Class A common share	$0.33
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2014	2013
	(In millions)
Net Income	$18	$11
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on derivatives, net of income tax benefit of $1 and $0	(6)	1
Other comprehensive (loss) income	(6)	1
Comprehensive Income	12	$12
Less: Comprehensive income attributable to noncontrolling interest	10
Comprehensive Income Attributed to NRG Yield, Inc.	$2
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
(In millions)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$420	$36
Restricted cash	21	54
Accounts receivable — trade	38	40
Accounts receivable — affiliate	1	1
Inventory	15	14
Derivative instruments	1	1
Notes receivable	2	2
Renewable energy grant receivable	—	102
Prepayments and other current assets	4	17
Total current assets	502	267
Property, plant and equipment
In service	1,703	1,699
Under construction	8	6
Total property, plant and equipment	1,711	1,705
Less accumulated depreciation	(181)	(164)
Net property, plant and equipment	1,530	1,541
Other Assets
Equity investments in affiliates	229	227
Notes receivable	5	6
Notes receivable — affiliate	—	2
Intangible assets, net of accumulated amortization of $7 and $6	85	86
Derivative instruments	7	11
Deferred income taxes	144	146
Other non-current assets	32	27
Total other assets	502	505
Total Assets	$2,534	$2,313
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2014	December 31, 2013
(In millions, except share information)	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$71	$133
Accounts payable	14	40
Accounts payable — affiliate	26	41
Derivative instruments	22	23
Accrued expenses and other current liabilities	17	20
Total current liabilities	150	257
Other Liabilities
Long-term debt	1,310	1,000
Derivative instruments	20	16
Other non-current liabilities	23	29
Total non-current liabilities	1,353	1,045
Total Liabilities	1,503	1,302
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 22,511,250 shares issued	—	—
Class B common stock, $0.01 par value; 500,000,000 shares authorized; 42,738,750 shares issued	—	—
Additional paid-in capital	644	621
Retained earnings	4	8
Accumulated other comprehensive loss	(2)	—
Noncontrolling interest	385	382
Total Stockholders' Equity	1,031	1,011
Total Liabilities and Stockholders’ Equity	$2,534	$2,313
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2014	2013
	(In millions)
Cash Flows from Operating Activities
Net income	$18	$11
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions and equity in earnings of unconsolidated affiliates	1	(3)
Depreciation and amortization	17	10
Amortization of financing costs and debt discount/premium	1	1
Amortization of intangibles and out-of-market contracts	1	—
Changes in deferred income taxes	3	—
Changes in derivative instruments	—	(2)
Changes in other working capital	(25)	(7)
Net Cash Provided by Operating Activities	16	10
Cash Flows from Investing Activities
Capital expenditures	(19)	(179)
Decrease in restricted cash, net	33	1
Decrease in notes receivable	3	2
Proceeds from renewable energy grants	96	—
Investments in unconsolidated affiliates	3	(6)
Other	11	—
Net Cash Provided by/(Used by) Investing Activities	127	(182)
Cash Flows from Financing Activities
Capital contributions from NRG	—	133
Dividends and returns of capital to NRG	—	(299)
Payment of dividends	(22)	—
Proceeds from issuance of long-term debt — external	345	356
Payment of debt issuance costs	(8)	(4)
Payments for long-term debt — external	(74)	(13)
Net Cash Provided by Financing Activities	241	173
Net Increase in Cash and Cash Equivalents	384	1
Cash and Cash Equivalents at Beginning of Period	36	22
Cash and Cash Equivalents at End of Period	$420	$23

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
Immediately prior to the acquisition, NRG Yield LLC acquired a portfolio of contracted renewable and conventional generation and thermal infrastructure assets, primarily located in the Northeast, Southwest and California regions of the United States, from NRG in return for Class B units in NRG Yield LLC.  These assets were simultaneously contributed by NRG Yield LLC to its direct wholly owned subsidiary NRG Yield Operating LLC. The Company currently owns 34.5% of NRG Yield LLC and consolidates the results of NRG Yield LLC through its controlling interest, with NRG's 65.5% interest shown as noncontrolling interest in the financial statements.
On May 5, 2014, the Company and NRG entered into a definitive agreement regarding the acquisition of the following NRG facilities: TA High Desert, RE Kansas South, and El Segundo Energy Center for total cash consideration of $349 million plus assumed project level debt and working capital adjustments to be calculated at close. The acquisition is subject to certain third party and regulatory approvals and is expected to close by the end of the second quarter of 2014. The Company expects to fund the cash consideration using cash on hand.
The following table represents the structure of the Company as of March 31, 2014:

NRG Energy, Inc.
(NRG)
Public
shareholders
Class B
Common Stock
65.5%
Voting Interest
Class A Common Stock
34.5% Voting Interest
NRG Yield, Inc.
(NYLD)
100% Class B Units
65.5% Economic Interest
Sole Managing Member
100% Class A Units
34.5% Economic Interest
NRG Yield LLC
NRG Yield
Operating LLC
Project companies

For the period prior to the initial public offering, the accompanying unaudited combined financial statements represent the combination of the assets that NRG Yield LLC acquired and were prepared using NRG's historical basis in the assets and liabilities. For the purposes of the unaudited combined financial statements, the term "NRG Yield" represents the accounting predecessor, or the combination of the acquired businesses. For all periods subsequent to the initial public offering, the accompanying unaudited consolidated financial statements represent the consolidated results of the Company, which consolidates NRG Yield LLC through its controlling interest.
As of March 31, 2014, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW) (a)	Offtake Counterparty	Expiration
Conventional
GenConn Middletown	49.95%	95	Connecticut Light & Power	2041
GenConn Devon	49.95%	95	Connecticut Light & Power	2040
Marsh Landing	100%	720	Pacific Gas and Electric	2023
		910
Utility-Scale Solar
Alpine	100%	66	Pacific Gas and Electric	2033
Avenal	49.95%	23	Pacific Gas and Electric	2031
Avra Valley	100%	25	Tucson Electric Power	2032
Blythe	100%	21	Southern California Edison	2029
Borrego	100%	26	San Diego Gas and Electric	2038
CVSR	48.95%	122	Pacific Gas and Electric	2038
Roadrunner	100%	20	El Paso Electric	2031
		303
Distributed Solar
AZ DG Solar Projects	100%	5	Various	2025 - 2033
PFMG DG Solar Projects	51%	5	Various	2032
		10
Wind
South Trent	100%	101	AEP Energy Partners	2029
Thermal
Thermal equivalent MWt(b)	100%	1,346	Various	Various
Thermal generation	100%	123	Various	Various

Total net capacity (excluding equivalent MWt)		1,447

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of March 31, 2014.
(b) For thermal energy, net capacity represents MWt for steam or chilled water and excludes 118 MWt which is available under the right-to-use provisions contained in agreements between two of NRG Yield Inc.'s thermal facilities and certain of their customers.
Substantially all of the Company's generation assets are under long-term contractual arrangements for the output or capacity from these assets. The thermal assets are comprised of district energy systems and combined heat and power plants that produce steam, hot water and/or chilled water and, in some instances, electricity at a central plant. Three of the district energy systems are subject to rate regulation by state public utility commissions while the other district energy systems have rates determined by negotiated bilateral contracts.

The historical combined financial statements include allocations of certain NRG corporate expenses. Management believes the assumptions and methodology underlying the allocation of general corporate overhead expenses are reasonable. The allocated costs include legal, accounting, tax, treasury, information technology, insurance, employee benefit costs, and other corporate costs. However, such expenses may not be indicative of the actual level of expense that would have been incurred if the Company had operated as an independent, publicly-traded company during the periods prior to the offering or of the costs expected to be incurred in the future. Allocation of NRG corporate expenses was $2 million for the period ending March 31, 2013. In connection with the initial public offering, the Company entered into a management services agreement with NRG for various services, including human resources, accounting, tax, legal, information systems, treasury, and risk management. Cost incurred by the Company under this agreement was $2 million for the period ending March 31, 2014.
For all periods prior to the initial public offering, member's equity represents the combined equity of the Company's subsidiaries, including adjustments necessary to present the Company's financial statements as if the Company were in existence as of the beginning of the periods represented. Member's equity represents NRG's equity in the subsidiaries, and accordingly, in connection with the initial public offering, the balance was reclassified into noncontrolling interest. Subsequent to the initial public offering, stockholders' equity represents the equity associated with the Class A common stockholders, with the equity associated with the Class B common stockholders, or NRG, classified as noncontrolling interest.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission’s, or SEC’s, regulations for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company’s annual financial statements for the year ended December 31, 2013. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of March 31, 2014, and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2014, and 2013.
Note 2 — Summary of Significant Accounting Policies
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
Reclassifications
Certain prior year amounts have been reclassified for comparative purposes. The reclassifications did not affect results from operations or cash flows.
Noncontrolling Interest
The following table reflects the changes in the Company's noncontrolling interest balance:

(In millions)
Balance as of December 31, 2013	$382
Comprehensive income	10
Non-cash distributions	7
Cash distributions	(14)
Balance as of March 31, 2014	$385
Dividends and Distributions
On January 30, 2014, NRG Yield LLC declared a distribution on its Class A and Class B common stock of $0.33 per share, which was paid to the Company and NRG, its Class A and Class B unitholders, respectively, on March 17, 2014. The distribution by NRG Yield LLC to NRG was recorded as a reduction to the Company's noncontrolling interest balance.
On January 30, 2014, the Company declared a dividend on its Class A common stock of $0.33 per share, which was paid on March 17, 2014 to shareholders of record as of March 3, 2014.

On May 5, 2014, the Company declared a quarterly dividend on its Class A common stock of $0.35 per share payable on June 16, 2014 to shareholders of record as of June 2, 2014.

Recent Accounting Developments
The following accounting standard was issued in 2013 and was adopted January 1, 2014:
•ASU 2013-11 - In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, or ASU No. 2013-11.  The amendments of ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction of a deferred tax asset for an NOL, a similar tax loss or tax credit carryforwards rather than a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and the entity intends to use the deferred tax asset for that purpose.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 with early adoption permitted. The Company adopted this standard effective January 1, 2014. The adoption of this standard did not impact the Company's results of operations or cash flows as the unrecognized tax benefits relate to state issues and the Company either has no NOL's or the NOL's are limited for that particular jurisdiction.
Note 3 — Business Acquisitions
2013 Acquisitions
Energy Systems — On December 31, 2013, NRG Energy Center Omaha Holdings, LLC, an indirect wholly owned subsidiary of NRG Yield LLC, acquired Energy Systems Company, or Energy Systems, for approximately $120 million. The acquisition was financed from cash on hand. Energy Systems is an operator of steam and chilled water thermal facilities that provides heating and cooling services to nonresidential customers in Omaha, Nebraska. The acquisition was recorded as a business combination under ASC 805, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date. The purchase price was primarily allocated to property, plant and equipment of $60 million, customer relationships of $59 million, and $1 million of working capital. The initial accounting for the business combination is not complete because the evaluations necessary to assess the fair values of certain net assets acquired are still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date.

Note 4 — Property, Plant and Equipment
The Company’s major classes of property, plant, and equipment were as follows:

	March 31, 2014	December 31, 2013	Depreciable Lives
	(In millions)
Facilities and equipment	$1,658	$1,654	5 - 40 Years
Land and improvements	45	45
Construction in progress	8	6
Total property, plant and equipment	1,711	1,705
Accumulated depreciation	(181)	(164)
Net property, plant and equipment	$1,530	$1,541
Alpine achieved commercial operations on January 18, 2013 and transferred the construction in progress to property, plant and equipment. On March 25, 2013, the Alpine solar project, as a qualified renewable energy project, applied for a cash grant in lieu of investment tax credit from U.S. Treasury Department in the amount of $72 million. A receivable for the cash grant was recorded when the application was filed, which resulted in a reduction to the book basis of the property, plant and equipment. In addition, the receivable was reduced to $66 million as a result of the federal government’s sequestration, which was put into effect on March 1, 2013. The related deferred tax asset of $19 million recognizable was recorded with a corresponding reduction of the book value of Alpine’s property plant and equipment. In January 2014, the Company received payment for the cash grant related to Alpine.
Borrego achieved commercial operations on February 12, 2013 and transferred the construction in progress to property, plant and equipment. On May 16, 2013, the Borrego solar project, as a qualified renewable energy project, applied for a cash grant in lieu of investment tax credit from U.S. Treasury Department in the amount of $39 million. A receivable for the cash grant was recorded when the application was filed, which resulted in a reduction to the book basis of the property, plant and equipment. In addition, the receivable was reduced to $36 million as a result of the federal government’s sequestration, which was put into effect on March 1, 2013. The related deferred tax asset of $10 million recognizable was recorded with a corresponding reduction of the book value of Borrego’s property plant and equipment. In March 2014, the Company received payment of $30 million for the cash grant related to Borrego. The Company recorded a reserve for the shortage and is in the process of evaluating all of its options for recovering the full amount of the reserve.

Note 5 — Variable Interest Entities, or VIEs
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
The project was funded through equity contributions from the owners and non-recourse, project level debt. As of March 31, 2014, the Company's investment in GenConn was $116 million and its maximum exposure to loss is limited to its equity investment. On September 17, 2013, GenConn refinanced its existing project financing facility. As of March 31, 2014, the refinanced facility is comprised of a $237 million note with an interest rate of 4.73% and a maturity date of July 2041 and a 5-year, $35 million working capital facility which can be used to issue letters of credit at an interest rate of 1.875%. The refinancing is secured by all of the GenConn assets.
The following table presents summarized unaudited financial information for GCE Holdings LLC:

	Three months ended March 31,
	2014	2013
Income Statement Data:	(In millions)
Operating revenues	$26	$20
Operating income	10	11
Net income	7	8

	March 31, 2014	December 31, 2013
Balance Sheet Data:	(In millions)
Current assets	$28	$32
Non-current assets	450	454
Current liabilities	18	18
Non-current liabilities	228	232

Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, restricted cash, accounts receivable, accounts payable, intercompany accounts payable and receivable, accrued expenses and other liabilities, the carrying amount approximates fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of March 31, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Assets:
Notes receivable — affiliate	$—	$—	$2	$2
Notes receivable, including current portion	7	7	8	8
Liabilities:
Long-term debt, including current portion	$1,381	$1,415	$1,133	$1,135
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
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2014
	Fair Value (a)
(In millions)	Level 2	Level 3	Total
Derivative assets:
Commodity contracts	1	—	1
Interest rate contracts	7	—	7
Total assets	$8	$—	$8
Derivative liabilities:
Commodity contracts	$1	$1	$2
Interest rate contracts	40	—	40
Total liabilities	$41	$1	$42

(a) - There were no assets or liabilities classified as Level 1 as of March 31, 2014.

	As of December 31, 2013
	Fair Value (a)
(In millions)	Level 2	Level 3	Total
Derivative assets:
Commodity contracts	1	—	1
Interest rate contracts	11	—	11
Total assets	$12	$—	$12
Derivative liabilities:
Commodity contracts	$1	$1	$2
Interest rate contracts	37	—	37
Total liabilities	$38	$1	$39
(a) - There were no assets or liabilities classified as Level 1 as of December 31, 2013.
As of March 31, 2013, assets and liabilities measured and recorded at fair value on the Company's balance sheet were classified as Level 2 within the fair value hierarchy. The following table reconciles, for the three months ended March 31, 2014, the beginning and ending balances for derivative instruments that are recognized at fair value in the consolidated financial statements, at least annually, using significant unobservable inputs:

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(In millions)	Derivatives
Beginning balance	$(1)
Purchases	—
Ending balance as of March 31, 2014	$(1)
Derivative Fair Value Measurements
A majority of the Company's contracts are non-exchange-traded and valued using prices provided by external sources. For the Company’s energy markets, management receives quotes from multiple sources. To the extent that multiple quotes are received, the prices reflect the average of the bid-ask mid-point prices obtained from all sources believed to provide the most liquid market for the commodity. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of March 31, 2014, contracts valued with prices provided by models and other valuation techniques make up 0% of the total derivative assets and 2% of the total derivative liabilities.
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
Concentration of Credit Risk
Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; (ii) a daily monitoring of counterparties' credit limits; (iii) the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties. The Company also has credit protection within various agreements to call on additional collateral support if and when necessary. Cash margin is collected and held at the Company to cover the credit risk of the counterparty until positions settle.

Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including solar and other PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of March 31, 2014, credit risk exposure to these counterparties attributable to the Company's ownership interests was approximately $627 million for the next five years. The majority of these power contracts are with utilities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations, which the Company is unable to predict.

Note 7 — Accounting for Derivative Instruments and Hedging Activities
Energy-Related Commodities
As of March 31, 2014, the Company had forward contracts for the purchase of fuel commodities relating to the forecasted usage of the Company’s district energy centers extending through 2017. At March 31, 2014, these contracts were not designated as cash flow or fair value hedges.
Interest Rate Swaps
As of March 31, 2014, the Company had interest rate derivative instruments on project-level debt extending through 2030, the majority of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company's open derivative transactions broken out by commodity as of March 31, 2014 and December 31, 2013.

		Total Volume
		March 31, 2014	December 31, 2013
Commodity	Units	(In millions)
Natural Gas	MMBtu	3	2
Interest	Dollars	$791	$802
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$—	$18	$18
Interest rate contracts long-term	3	5	18	16
Total Derivatives Designated as Cash Flow Hedges	3	5	36	34
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	—	—	3	3
Interest rate contracts long-term	4	6	1	—
Commodity contracts current	1	1	1	2
Commodity contracts long-term	—	—	1	—
Total Derivatives Not Designated as Cash Flow Hedges	5	7	6	5
Total Derivatives	$8	$12	$42	$39

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of March 31, 2014 and December 31, 2013, there is no outstanding collateral paid or received. The following table summarizes the offsetting of derivatives by counterparty master agreement level:

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
As of March 31, 2014	(In millions)
Commodity contracts:
Derivative assets	$1	$—	$1
Derivative liabilities	$(2)	$—	$(2)
Total commodity contracts	(1)	—	(1)
Interest rate contracts:
Derivative assets	7	(4)	3
Derivative liabilities	(40)	4	(36)
Total interest rate contracts	(33)	—	(33)
Total derivative instruments	$(34)	$—	$(34)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2013	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative assets	$1	$—	$1
Derivative liabilities	(2)	—	(2)
Total commodity contracts	(1)	—	(1)
Interest rate contracts:
Derivative assets	11	(4)	7
Derivative liabilities	(37)	4	(33)
Total interest rate contracts	(26)	—	(26)
Total derivative instruments	(27)	—	$(27)
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the effects on the Company’s accumulated other comprehensive loss, or OCL, balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Three months ended March 31,
	2014	2013
	(In millions)
Accumulated OCL beginning balance	$(1)	$(24)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	1	2
Mark-to-market of cash flow hedge accounting contracts	(7)	(1)
Accumulated OCL ending balance, net of income tax benefit of $3 and $15, respectively	$(7)	$(23)
Accumulated OCL attributable to noncontrolling interest	(5)
Accumulated OCL attributable to NRG Yield, Inc.	$(2)
A loss of $5 million is expected to be realized from OCL during the next 12 months, net of $2 million tax.
Amounts reclassified from accumulated OCL into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded to interest expense.
Impact of Derivative Instruments on the Statements of Operations
The Company has interest rate derivative instruments that are not designated as cash flow hedges as well as ineffectiveness on cash flow hedge derivatives. For the three months ended March 31, 2014 and 2013, the impact to the statement of operations was a loss of $3 million and a gain of $3 million, respectively.

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
Note 8 — Long - Term Debt
This footnote should be read in conjunction with the complete description under Note 9, Long - Term Debt, to the Company's 2013 Form 10-K. Long-term debt consisted of the following:

	March 31, 2014	December 31, 2013	Current interest rate % (a)
	(In millions, except rates)

Convertible Senior Notes, due 2019 (b)	$323	$—	3.50
Project-level debt:
NRG Marsh Landing LLC, due 2017 and 2023	465	473	L+ 2.75/ L+3.00
NRG Solar Alpine LLC, due 2022	158	221	L+ 2.50
NRG Energy Center Minneapolis LLC, senior secured notes, due 2017 and 2025	125	127	5.95 /7.25
NRG Solar Borrego LLC, due 2024 and 2038	78	78	L+ 2.50/5.65
South Trent Wind LLC, due 2020	68	69	L+ 2.625
NRG Solar Avra Valley LLC, due 2031	62	63	L+ 2.25
NRG Roadrunner LLC, due 2031	44	44	L+ 2.01
NRG Solar Blythe LLC, due 2028	24	24	L+ 2.50
PFMG and related subsidiaries financing agreement, due 2030	32	32	6.00
NRG Energy Center Princeton LLC, due 2017	2	2	5.95
Subtotal project-level debt:	1,058	1,133
Total debt	1,381	1,133
Less current maturities	71	133
Total long-term debt	$1,310	$1,000

(a) As of March 31, 2014, L+ equals 3 month LIBOR plus x%, with the exception of NRG Solar Alpine LLC cash grant loan which is 1 month LIBOR plus x%.
(b) Net of discount of $22 million as of March 31, 2014.
The financing arrangements listed above contain certain covenants, including financial covenants, that the Company is required to be in compliance with during the term of the arrangement. As of March 31, 2014, the Company was in compliance with all of the required covenants.
Convertible Notes
During the first quarter of 2014, the Company closed on its offering of $345 million aggregate principal amount of 3.50% Convertible Senior Notes due 2019, or the Senior Notes.  The Senior Notes are convertible, under certain circumstances, into the Company’s Class A common stock, cash or a combination thereof at an initial conversion price of $46.55 per Class A common share, which is equivalent to an initial conversion rate of approximately 21.4822 shares of Class A common stock per $1,000 principal amount of Senior Notes. Interest on the Senior Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2014. The Senior Notes mature on February 1, 2019, unless earlier repurchased or converted in accordance with their terms. Prior to the close of business on the business day immediately preceding August 1, 2018, the Senior Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

The notes are accounted for in accordance with ASC 470-20. Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components. The application of ACS 470-20 resulted in the recognition of $23 million as the value for the equity component with the offset to debt discount. The debt discount will be amortized to interest expense using the effective interest method over the term of the Senior Notes.
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility
In connection with the Company's initial public offering of Class A common stock in July 2013, as further described in Note 1, Nature of Business, NRG Yield LLC and NRG Yield Operating LLC entered into a senior secured revolving credit facility, which provides a revolving line of credit of $60 million. The revolving credit facility can be used for cash or for the issuance of letters of credit. There was no cash drawn or letters of credit issued under the revolving credit facility as of March 31, 2014. On April 25, 2014, NRG Yield LLC and NRG Yield Operating LLC amended the revolving credit facility to increase the available line of credit to $450 million and extend its maturity to April 2019.
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
In January 2014, Alpine repaid the $62 million of outstanding cash grant loan, including accrued interest and breakage fees with the proceeds that it had received from the US Treasury Department, as further described in in Note 4, Property, Plant and Equipment.

Note 9 — Earnings Per Share
Basic and diluted earnings per Class A common share is computed by dividing net income by the weighted average number of Class A common shares outstanding. Shares issued during the year are weighted for the portion of the year that they were outstanding.
The reconciliation of the Company's basic and diluted earnings per share is shown in the following table:

Three months ended March 31,
2014
(In millions, except per share data)
Basic earnings per share attributable to Class A common stockholders
Net income attributable to NRG Yield, Inc.	$4
Basic weighted average number of Class A common shares outstanding	23
Basic earnings per Class A common share:	$0.18

Diluted earnings per share attributable to NRG Yield, Inc. Class A common stockholders
Net income attributable to NRG Yield, Inc.	$4
Add interest and discount amortization expense on Senior Notes	1
Adjusted net income attributable to NRG Yield, Inc.	$5
Basic weighted average number of Class A common shares outstanding	23
Dilutive shares - Conversion of Senior Notes	7
Diluted weighted average number of Class A common shares outstanding	30
Diluted earnings per Class A common share:	$0.17
There were no anti-dilutive outstanding equity instruments as of March 31, 2014.
Note 10 — Segment Reporting
The Company’s segment structure reflects how management currently makes financial decisions and allocates resources. Its businesses are primarily segregated based on conventional power generation, renewable businesses which consist of solar and wind, and the thermal and chilled water business. The Corporate segment reflects the Company's corporate costs.

	Three months ended March 31, 2014
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$28	$17	$65	$—	$110
Cost of operations	4	3	46	—	53
Depreciation and amortization	7	6	4	—	17
General and administrative — affiliate	—	—	—	2	2
Equity in earnings/(losses) of unconsolidated affiliates	3	(2)	—	—	1
Interest expense	(4)	(11)	(2)	(2)	(19)
Income/(loss) before income taxes	16	(4)	13	(4)	21
Net income/(loss)	$16	$(4)	$13	$(7)	$18
Total assets	$800	$742	$451	$541	$2,534

	Three months ended March 31, 2013
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$—	$16	$37	$—	$53
Cost of operations	—	3	26	—	29
Depreciation and amortization	—	6	4	—	10
General and administrative — affiliate	—	—	—	2	2
Operating income/(loss)	—	7	7	(2)	12
Equity in earnings of unconsolidated affiliates	4	—	—	—	4
Interest expense	—	(3)	(2)	—	(5)
Income/(loss) before income taxes	4	4	5	(2)	11
Net income/(loss)	$4	$4	$5	$(2)	$11

Note 11 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following:

	Three months ended March 31,
(In millions except otherwise noted)	2014	2013
Income before income taxes	$21	$11
Income tax expense	3	—
Effective tax rate	14.3%	—%
For the three months ended March 31, 2014, the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its 65.5% interest in NRG Yield LLC.
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
The Company's deferred tax balances reflect the change in tax basis of the Company's assets as a result of the initial public offering, primarily due to an increase in the tax basis of the Company's property, plant and equipment. The change in tax basis resulted in a non-cash addition of $153 million to the Company's additional paid-in capital as of December 31, 2013.
For the period prior to the initial public offering, the combined financial statements represent the combination of the assets that NRG Yield LLC acquired and were prepared using NRG's historical basis in the assets and liabilities. Upon completion of the initial public offering, the Company's income tax expense for the year ended December 31, 2013 was adjusted to reflect NRG Yield, Inc.'s income tax expense, related to its 34.5% of the NRG Yield LLC taxable income. The adjustment was recorded to periods that were previously reported, resulting in no income tax recorded for periods prior to the initial public offering in 2013.
Note 12 — Related Party Transactions
Management Services Agreement with NRG
Subsequent to the initial public offering, NRG provides the Company with various operation, management, and administrative services, which include human resources, accounting, tax, legal, information systems, treasury, and risk management, as set forth in the Management Services Agreement. As of March 31, 2014, the base management fee was approximately $1 million per quarter subject to an inflation based adjustment annually at an inflation factor based on the year-over-year U.S. consumer price index. The fee is also subject to adjustments following the consummation of future acquisitions and as a result of a change in the scope of services provided under the Management Services Agreement. Costs incurred under this agreement were approximately $2 million for the three months ending March 31, 2014.
Accounts Payable to NRG Solar LLC
During the third quarter of 2013, NRG Solar LLC, a wholly-owned subsidiary of NRG, made 100% of required capital contributions to CVSR, including the Company's 48.95% portion, of which $14 million was outstanding as of December 31, 2013. This balance was repaid to NRG Solar LLC during the quarter ended March 31, 2014.
Accounts Payable to NRG Repowering Holdings LLC
During 2013, NRG Repowering Holdings, LLC, a wholly-owned subsidiary of NRG, made payments to BA Leasing BSC, LLC, or BA Leasing, of $18 million, which were expected to be repaid with the proceeds of cash grant received by BA leasing with respect to the PFMG DG Solar Projects. As of December 31, 2013, PFMG DG Solar Projects had a corresponding receivable for the reimbursement of the cash grant from BA Leasing. The Company received approximately $11 million of this amount during the quarter ended March 31, 2014.

Note 13 — Environmental Matters

In 2013, NRG Energy Center San Francisco LLC, a wholly owned indirect subsidiary of the Company, received a notice of violation from the San Francisco Department of Public Health alleging improper monitoring of three underground storage tanks. The tanks have not leaked. The Company anticipates settling this matter in 2014 for approximately $137,000.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion analyzes the Company's historical financial condition and results of operations. For all periods prior to the initial public offering, the discussion reflects the Company's accounting predecessor, or NRG Yield, which were prepared on a ''carve-out'' basis from NRG and are intended to represent the financial results of the contracted renewable energy and conventional generation and thermal infrastructure assets in the United States that were acquired by NRG Yield LLC on July 22, 2013. For all periods subsequent to the initial public offering, the discussion reflects the Company's consolidated financial results. As you read this discussion and analysis, refer to the Company's Consolidated Statements of Operations to this Form 10-Q, which present the results of operations for the three months ended March 31, 2014 and 2013. Also refer to the Company's 2013 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition.
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

Executive Summary
Introduction and Overview
NRG Yield, Inc. is a dividend growth-oriented company formed to serve as the primary vehicle through which NRG will own, operate and acquire contracted renewable and conventional generation and thermal infrastructure assets. The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the United States. The contracted generation portfolio includes three natural gas or dual-fired facilities, eight utility-scale solar and wind generation facilities and two portfolios of distributed solar facilities that collectively represent 1,324 net MW. Each of these assets sells substantially all of its output pursuant to long-term, fixed price offtake agreements to credit-worthy counterparties. The average remaining contract life, weighted by MWs, of these offtake agreements was approximately 16 years as of March 31, 2014. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,346 net MWt and electric generation capacity of 123 net MW. These thermal infrastructure assets provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
On May 5, 2014, the Company and NRG entered into a definitive agreement regarding the acquisition of the following NRG facilities: TA High Desert, RE Kansas South, and El Segundo Energy Center for total cash consideration of $349 million plus assumed project level debt and working capital adjustments to be calculated at close. The sale is subject to certain third party and regulatory approvals and is expected to close by the end of the second quarter of 2014. The Company expects to fund the cash consideration using cash on hand.
Government Incentives
Government incentives enhance the economic viability of the Company's operating assets by providing additional sources of funding for the construction of these assets. NRG has applied for and received cash grants in-lieu of ITCs, pursuant to section 1603 of the American Recovery and Reinvestment Tax Act of 2009, for assets that are currently operating including Blythe, South Trent, Roadrunner, Avra Valley, Alpine, Borrego and certain Distributed Generation assets. Cash grants are treated as a reduction to the book basis of the property, plant and equipment and reduce the related depreciation over the useful life of the asset. In March 2014, the Company received payment of $30 million for the cash grant related to Borrego and has reserved $6 million on the residual balance, pending further discussions with the US Treasury Department.
One of the Company's equity method investments, CVSR, obtained a loan guarantee from the U.S. DOE in support of its borrowings from the Federal Financing Bank, or FFB, to fund the construction of the facility, and CVSR submitted applications for cash grants in lieu of ITCs of $414 million ($392 million net of sequestration). In connection with the CVSR financing, as of December 31, 2013, there was $341 million in outstanding DOE-guaranteed cash grant bridge loans on the project, of which $166 million was due on February 5, 2014, and the remaining amount was due on August 5, 2014. In January 2014, NRG was awarded a cash grant from the U.S. Treasury Department in the amount of $285 million for the CVSR solar project. The amount received reflects the application amount of $414 million less a sequestration adjustment of $22 million and an additional reduction by Treasury of $107 million. NRG maintains a receivable, net of sequestration, of $107 million and is seeking reimbursement of $75 million of this amount under an indemnity agreement with SunPower Corporation, Systems, the solar panel and equipment manufacturer, pertaining to Treasury's reduced cash grants for the CVSR project.  NRG has reserved $32 million on the remaining receivable balance.
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
The Company’s regulatory matters are described in the Company’s 2013 Form 10-K in Item 1, Business — Regulatory Matters. These matters have been updated below.

CFTC
The CFTC, among other things, has regulatory oversight authority over the trading of swaps, futures and many commodities under the Commodity Exchange Act, or CEA. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, among other things, aims to improve transparency and accountability in derivatives markets. The Dodd-Frank Act increases the CFTC’s regulatory authority on matters related to over-the-counter derivatives, market clearing, position reporting, and capital requirements.
The Company expects that in 2014, the CFTC will clarify the scope of the Dodd-Frank Act and issue final rules concerning position limits, margin requirements, and other issues that will affect the Company's over-the-counter derivatives and futures trading. Because there are many details that remain to be addressed in CFTC rulemaking proceedings, at this time the expected impact to the Company on its current operations cannot be measured.
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
Public utilities are required to obtain the FERC’s acceptance, pursuant to Section 205 of the FPA, of their rate schedules for the wholesale sale of electricity. All of the Company’s non-QF generating entities located outside of ERCOT make sales of electricity pursuant to market-based rates, as opposed to traditional cost-of-service regulated rates. Every three years FERC will conduct a review of the Company’s market based rates and potential market power on a regional basis.
In accordance with the Energy Policy Act of 2005, the FERC has approved the NERC as the national Energy Reliability Organization, or ERO. As the ERO, NERC is responsible for the development and enforcement of mandatory reliability standards for the wholesale electric power system. In addition to complying with NERC requirements, each NRG Yield, Inc's entity must comply with the requirements of the regional reliability entity for the region in which it is located.
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
Significant events during the three months ended March 31, 2014
During the first three months of 2014, the Company issued $345 million in aggregate principal amount of its Senior Notes as described in Note 8, Long - Term Debt. The Senior Notes are convertible, under certain circumstances, into the Company’s Class A common stock, cash or a combination thereof at an initial conversion price of $46.55 per Class A common share.
Significant events during the three months ended March 31, 2013
During the first three months of 2013, Alpine and Borrego achieved COD. In addition, Borrego completed a financing arrangement with a group of lenders.
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

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended March 31,
(In millions except otherwise noted)	2014	2013	Change %
Operating Revenues
Total operating revenues	$110	$53	108
Operating Costs and Expenses
Cost of operations	53	29	83
Depreciation and amortization	17	10	70
General and administrative — affiliate	2	2	—
Total operating costs and expenses	72	41	76
Operating Income	38	12	217
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	1	4	(75)
Other income, net	1	—	100
Interest expense	(19)	(5)	280
Total other income/(expense)	(17)	(1)	1,600
Income Before Income Taxes	21	11	91
Income tax expense	3	—	100
Net Income	$18	$11	64
Less: Net income attributable to noncontrolling interest	14
Net Income attributable to NRG Yield, Inc.	$4

	Three months ended March 31,
Business metrics:	2014 (a)	2013 (a)
Renewable MWh sold (in thousands)	227	182
Thermal MWt sold (in thousands)	667	505

(a) Volumes sold do not include MWh of 72 thousand and 8 thousand for thermal generation.

Management’s discussion of the results of operations for the three months ended March 31, 2014, and 2013
Operating Revenues
Operating revenues increased by $57 million, during the three months ended March 31, 2014, compared to the same period in 2013, due to:

	Conventional	Renewables	Thermal	Total
	(In millions)
Three Months Ended March 31, 2014	$28	$17	$65	$110
Three Months Ended March 31, 2013	—	16	37	53
The increase in operating revenues is due primarily to:

Increase in Conventional revenues as Marsh Landing reached commercial operations in the second quarter of 2013	$28
Increase in Renewables revenue due to Alpine and Borrego facilities reaching commercial operations in January and February 2013, respectively	1
Increase in Thermal revenue due to repowering of Dover facilities in the second quarter of 2013, as well as revenue generated from Energy Systems acquired in the fourth quarter of 2013	28
$57
Operating Costs
Operating costs increased by $24 million, during the three months ended March 31, 2014, compared to the same period in 2013, due to:

	Conventional	Renewables	Thermal	Total
	(In millions)
Three Months Ended March 31, 2014	$4	$3	$46	$53
Three Months Ended March 31, 2013	—	3	26	29
The increase in operating costs is due primarily to:

Higher cost of production due to repowering of Dover facilities in the second quarter of 2013; increased generation at other Thermal facilities due to weather conditions in the first quarter of 2014, as well increased costs in connection with Energy Systems acquisition	$20
Increase in costs associated with maintenance and operations at Marsh Landing, which reached commercial operations in the second quarter of 2013	4
$24
Depreciation and Amortization
Depreciation and amortization increased by $7 million during the three months ended March 31, 2014 compared to the same period in 2013, due primarily to additional depreciation associated with Marsh Landing that reached commercial operations in the second quarter of 2013.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates decreased by $3 million during the three months ended March 31, 2014, compared to the same period in 2013, due primarily to net losses related to CVSR.
Interest Expense
Interest expense increased by $14 million during the three months ended March 31, 2014 compared to the same period in 2013, due primarily to an increase of $6 million for the Marsh Landing and Borrego projects that reached commercial operations in 2013 and an increase in derivative interest expense of $6 million related to the Alpine interest rate swap, as well as interest expense on the Company's revolving credit facility and Senior Notes issued in February of 2014.

Income Tax Expense
For the three months ended March 31, 2014, the Company recorded income tax expense of $3 million on pretax income of $21 million. The overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its 65.5% interest in NRG Yield LLC.
Noncontrolling Interest
Noncontrolling interest of $14 million represents NRG's 65.5% interest in NRG Yield LLC's net income during the three months ended March 31, 2014.

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
Liquidity Position
As of March 31, 2014 and December 31, 2013, the Company's liquidity was approximately $501 million and $150 million, respectively, comprised of cash, restricted cash, and availability under the Company's revolving credit facility. The Company's various financing arrangements are described in Note 8, Long-term Debt.
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
Sources of Liquidity
The Company's principal sources of liquidity include cash on hand, cash generated from operations, borrowings under new and existing financing arrangements and the issuance of additional equity securities as appropriate given market conditions. As described in Note 8, Long - Term Debt, the Company's financing arrangements consist of the convertible senior notes and project-level financings for its various assets.
In connection with the initial public offering of Class A common stock of NRG Yield, Inc., as further described in Note 1, Nature of Business, NRG Yield LLC and its direct wholly owned subsidiary, NRG Yield Operating LLC entered into a senior secured revolving credit facility, which provides a revolving line of credit of $60 million. On April 25, 2014, the Company amended its revolving credit facility to increase the available line of credit to $450 million and extend its maturity to April 2019. The NRG Yield revolving credit facility can be used for cash or for the issuance of letters of credit.
During the first quarter of 2014, the Company issued $345 million of Senior Notes, as described in Note 8, Long - Term Debt. The Senior Notes are convertible, under certain circumstances, into the Company’s Class A common stock, cash or a combination thereof at an initial conversion price of $46.55 per Class A common share, which is equivalent to an initial conversion rate of approximately 21.4822 shares of Class A common stock per $1,000 principal amount of Senior Notes. The proceeds from the issuance will be used to fund the acquisition of certain assets from NRG as well as general corporate purposes.
Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Note 8, Long - Term Debt; (ii) capital expenditures; and (iii) cash dividends to investors.
Capital Expenditures
The Company's capital spending program is focused on completing the construction of assets where construction is in process and maintaining the assets currently operating. The Company develops annual capital spending plans based on projected requirements for maintenance capital and completion of facilities under construction. For the three months ended March 31, 2014, the Company used approximately $19 million to fund capital expenditures, primarily related to ongoing maintenance activities.
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

On May 5, 2014, the Company and NRG entered into a definitive agreement regarding the acquisition of the following NRG facilities: TA High Desert, RE Kansas South, and El Segundo Energy Center for total cash consideration of $349 million plus assumed project level debt and working capital adjustments to be calculated at close. The acquisition is subject to certain third party and regulatory approvals and is expected to close by the end of the second quarter of 2014. The Company expects to fund the cash consideration using cash on hand.
Cash Dividends to Investors
The Company intends to use the amount of cash that it receives from its distributions from NRG Yield LLC to pay quarterly dividends to the holders of its Class A common stock. NRG Yield LLC intends to distribute to its unit holders in the form of a quarterly distribution all of the cash available for distribution that is generated each quarter less reserves for the prudent conduct of the business, including among others, maintenance capital expenditures to maintain the operating capacity of the assets. Cash available for distribution is defined as earnings before income taxes, depreciation and amortization, excluding contract amortization, cash interest paid, income taxes paid, maintenance capital expenditures, investments in unconsolidated affiliates, growth capital expenditures, net of capital and debt funding, and principal amortization of indebtedness, and including cash distributions from unconsolidated affiliates. Common stock dividends are subject to available capital, market conditions, and compliance with associated laws and regulations.
On January 30, 2014, the Company declared a dividend on its Class A common stock of $0.33 per share, which was paid on March 17, 2014 to shareholders of record as of March 3, 2014.
On May 5, 2014, the Company declared a quarterly dividend on its Class A common stock of $0.35 per share payable on June 16, 2014 to shareholders of record as of June 2, 2014.

Cash Flow Discussion
The following table reflects the changes in cash flows for the comparative three month periods:

	2014	2013	Change
	(In millions)
Net cash provided by operating activities	$16	$10	$6
Net cash provided by (used by) investing activities	127	(182)	309
Net cash provided by financing activities	241	173	68
Net Cash Provided By Operating Activities
Changes to net cash provided by operating activities were driven by:

(In millions)
Increase in operating income adjusted for non-cash items	$20
Higher net distributions from unconsolidated affiliates for the period ending March 31, 2014 compared to the same period in 2013	4
Changes in working capital	(18)
$6
Net Cash Provided By Investing Activities
Changes to net cash provided by investing activities were driven by:

(In millions)
Decrease in capital expenditures as expenditures for Borrego, Avra Valley and Alpine were incurred mainly in 2012 and placed in service in late 2012 or 2013	$160
Decrease in restricted cash, primarily for Marsh Landing	32
Increase in investments in unconsolidated affiliates	9
Increase in proceeds from notes receivable	1
Proceeds from renewable grants in the first quarter of 2014	96
Other	11
$309

Net Cash Provided By Financing Activities
Changes in net cash provided by financing activities were driven by:

(In millions)
Decrease in dividends and returns of capital to NRG, net of change in cash contributions from NRG	$166
Decrease in cash proceeds from issuance of long term debt, as well higher principal payments in the first quarter of 2014 compared to the first quarter of 2013	(72)
Dividends and distributions paid in 2014	(22)
Increase in cash paid for deferred financing costs	(4)
$68
NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
The Company has no uncertain tax benefits. As of March 31, 2014, the Company has a cumulative NOL carryforward balance of $173 million for financial statement purposes and does not anticipate any federal income tax payments for 2014. As a result of the Company's tax position, and based on current forecasts, the Company does not anticipate significant income tax payments for state and local jurisdictions in 2014.
Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of March 31, 2014, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. One of these investments is a variable interest entity for which the Company is not the primary beneficiary.
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $713 million as of March 31, 2014. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company. See also Note 5, Variable Interest Entities, or VIEs.
Contractual Obligations and Commercial Commitments
The Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to our capital expenditure programs, as disclosed in the Company's 2013 Form 10-K. See also Note 8, Long - Term Debt, for additional discussion of contractual obligations incurred during the three months ended March 31, 2014.
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
The tables below disclose the activities that include non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at March 31, 2014, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at March 31, 2014. For a full discussion of the Company's valuation methodology of its contracts, see Note 6, Fair Value of Financial Instruments.

Derivative Activity Gains/(Losses)	(In millions)
Fair value of contracts as of December 31, 2013	$(27)
Contracts realized or otherwise settled during the period	6
Changes in fair value	(13)
Fair value of contracts as of March 31, 2014	$(34)

	Fair Value of Contracts as of March 31, 2014
Fair value hierarchy Gains/(Losses)	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess 5 Years	Total Fair Value
	(In millions)
Level 2	(20)	(24)	(1)	12	(33)
Level 3	(1)	—	—	—	(1)
Total	$(21)	$(24)	$(1)	$12	$(34)
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would cause a change of approximately $1 million in the net value of derivatives as of March 31, 2014.
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
The Company's significant accounting policies are summarized in Note 2, Summary of Significant Accounting Policies. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's critical accounting policies include derivative instruments, income taxes and valuation allowance for deferred tax assets, impairment of long lived assets and other intangible assets, and contingencies.

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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would cause a change of approximately $1 million in the net value of derivatives as of March 31, 2014.
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
Most of the Company's project subsidiaries enter into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. See Note 9, Long-Term Debt, to the Company's audited consolidated financial statements included in the Company's 2013 Form 10-K, and Note 8, Long - Term Debt, to this Form 10-Q for more information about interest rate swaps of the Company's project subsidiaries.
If all of the above swaps had been discontinued on March 31, 2014, the Company would have owed the counterparties $33 million. Based on the investment grade rating of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of March 31, 2014, a 1% change in interest rates would result in an approximately $1 million change in interest expense on a rolling twelve month basis.
As of March 31, 2014, the fair value of the Company's debt was $1,415 million and the carrying value was $1,381 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $93 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the first quarter of 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
None.
ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors in the Company's 2013 Form 10-K. There have been no material changes in the Company's risk factors since those reported in its 2013 Form 10-K.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
4.1	Indenture, dated February 11, 2014, among NRG Yield, Inc., the Guarantors and Wilmington Trust, National Association, as trustee, re: the Company’s 3.50% Convertible Senior Notes due 2019.	Incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 11, 2014.
4.2	Form of 3.50% Convertible Senior Note due 2019.	Incorporated by reference from Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on February 11, 2014.
10.1	First Amendment to the Credit Agreement, dated as of January 31, 2014, by and among NRG Yield Operating LLC, NRG Yield LLC, Bank of America, N.A. and the lenders party thereto.	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) certification of David W. Crane	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews	Filed herewith
31.3	Rule 13a-14(a)/15d-14(a) certification of Ronald B. Stark	Filed herewith
32	Section 1350 Certification	Filed herewith
101 INS	XBRL Instance Document	Filed herewith
101 SCH	XBRL Taxonomy Extension Schema	Filed herewith
101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101 PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG YIELD, INC. (Registrant)

/s/ DAVID W. CRANE
David W. Crane
Chief Executive Officer (Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS
Kirkland B. Andrews
Chief Financial Officer (Principal Financial Officer)

/s/ RONALD B. STARK
Ronald B. Stark
Date: May 6, 2014	Chief Accounting Officer (Principal Accounting Officer)