Form 10-Q
period 2014-06-30
NRG Yield, Inc.
filed 2014-08-07
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2014

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
Yes ☐       No ☒
As of July 31, 2014, there were 34,586,250 shares of Class A common stock outstanding, par value $0.01 per share, and 42,738,750 shares of Class B common stock outstanding, par value $0.01 per share.

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2013 Form 10-K	NRG Yield, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013
Alta Sellers	Terra-Gen Finance Company, LLC and certain of its affiliates
Acquired ROFO Assets	The TA-High Desert, RE Kansas South and El Segundo projects, which were acquired from NRG on June 30, 2014
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
ASU	Accounting Standards Updates - updates to the ASC
CFTC	U.S. Commodity Future Trading Commission
Distributed Solar	Solar power projects that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
El Segundo	NRG West Holdings LLC, the subsidiary of Natural Gas Repowering LLC, which owns the El Segundo Energy Center project
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
EWG	Exempt Wholesale Generator
Exchange Act	The Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
ISO	Independent System Operator
ISO-NE	ISO New England Inc.
LIBOR	London Inter-Bank Offered Rate
Marsh Landing	NRG Marsh Landing LLC, formerly GenOn Marsh Landing LLC
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
Net Exposure	Counterparty credit exposure to NRG Yield, Inc. net of collateral
NOLs	Net operating losses
NRG	NRG Energy, Inc.
NRG Yield	Accounting predecessor, representing the combination of the projects that were acquired by NRG Yield LLC in July 2013
NRG Yield, Inc.	NRG Yield, Inc., or the Company
NRG Yield LLC	The holding company, owned by NRG, the holder of Class B common units, and NRG Yield, Inc., the holder of the Class A common units
NRG Yield Operating LLC	The holding company that owns the project companies and is a wholly owned subsidiary of NRG Yield LLC
OCI / OCL	Other comprehensive income / loss
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
PUHCA	Public Utility Holding Company Act of 2005
PURPA	Public Utility Regulatory Policies Act of 1978
RE Kansas South	NRG Solar Kansas South LLC, the operating subsidiary of NRG Solar Kansas South Holdings LLC, which owns the RE Kansas South project
Remaining ROFO Assets	Three remaining power generating assets that NRG has given NRG Yield, Inc. a right of first offer to acquire, and to the extent NRG elects to sell those assets, prior to July 16, 2018
TA High Desert	TA-High Desert LLC, the operating subsidiary of NRG Solar Mayfair LLC, which owns the TA High Desert project
Terra-Gen	Terra-Gen Operating Company, LLC
U.S.	United States of America
U.S. DOE	U.S. Department of Energy

U.S. GAAP	Accounting principles generally accepted in the United States
Utility-Scale Solar
Solar power projects, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level

VaR	Value at Risk
VIE	Variable Interest Entity

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share amounts)	2014	2013 (a)	2014	2013 (a)
Operating Revenues
Total operating revenues	$134	$82	$274	$135
Operating Costs and Expenses
Cost of operations	45	32	105	61
Depreciation and amortization	36	10	60	20
General and administrative — affiliate	2	2	4	4
Total operating costs and expenses	83	44	169	85
Operating Income	51	38	105	50
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	14	2	15	6
Other income, net	—	1	1	1
Interest expense	(29)	(6)	(56)	(11)
Total other expense	(15)	(3)	(40)	(4)
Income Before Income Taxes	36	35	65	46
Income tax expense	2	—	5	—
Net Income	34	35	60	46
Pre-acquisition net income of Acquired ROFO Assets	9	1	17	1
Net Income Excluding Pre-acquisition Net Income of Acquired ROFO Assets	25	34	43	45
Income attributable to NRG (b)	19		33
Net Income Attributable to NRG Yield, Inc.	$6		$10

Basic and Diluted Earnings per Share Attributable to Class A Common Stockholders
Weighted average number of Class A common shares outstanding	23		23
Basic and Diluted Earnings per Class A Common Share	$0.26		$0.42
Dividends per Class A Common Share	$0.35		$0.68

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
(b) The calculation of income attributable to NRG excludes pre-acquisition net income of the Acquired ROFO Assets.

See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013 (a)	2014	2013 (a)
	(In millions)
Net Income	$34	$35	$60	$46
Other Comprehensive (Loss) Income, net of tax
Unrealized (loss) gain on derivatives	(12)	25	(24)	29
Other comprehensive (loss) income	(12)	25	(24)	29
Comprehensive Income	22	60	36	75
Less: Pre-acquisition net income of Acquired ROFO Assets	9	1	17	1
Less: Comprehensive income attributable to NRG	11	59	18	74
Comprehensive Income Attributable to NRG Yield, Inc.	$2	$—	$1	$—

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013 (a)
(In millions)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$87	$59
Restricted cash	23	67
Accounts receivable — trade	56	51
Accounts receivable — affiliate	1	5
Inventory	14	15
Derivative instruments	1	1
Notes receivable	6	6
Renewable energy grant receivable	—	147
Deferred income taxes	1	—
Prepayments and other current assets	7	27
Total current assets	196	378
Property, plant and equipment
In service	2,477	2,459
Under construction	11	6
Total property, plant and equipment	2,488	2,465
Less accumulated depreciation	(233)	(174)
Net property, plant and equipment	2,255	2,291
Other Assets
Equity investments in affiliates	253	227
Notes receivable	17	21
Notes receivable — affiliate	—	2
Intangible assets, net of accumulated amortization of $8 and $6	105	103
Derivative instruments	5	20
Deferred income taxes	312	146
Other non-current assets	93	50
Total other assets	785	569
Total Assets	$3,236	$3,238

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

	June 30, 2014	December 31, 2013 (a)
(In millions, except share information)	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$119	$214
Accounts payable	15	42
Accounts payable — affiliate	50	52
Derivative instruments	30	31
Accrued expenses and other current liabilities	19	30
Total current liabilities	233	369
Other Liabilities
Long-term debt	1,880	1,569
Out-of-market contracts	5	5
Derivative instruments	24	16
Other non-current liabilities	21	27
Total non-current liabilities	1,930	1,617
Total Liabilities	2,163	1,986
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 22,511,250 shares issued	—	—
Class B common stock, $0.01 par value; 500,000,000 shares authorized; 42,738,750 shares issued	—	—
Additional paid-in capital	815	621
Retained earnings	3	8
Accumulated other comprehensive loss	(9)	—
Noncontrolling interest	264	623
Total Stockholders' Equity	1,073	1,252
Total Liabilities and Stockholders’ Equity	$3,236	$3,238

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2014	2013 (a)
	(In millions)
Cash Flows from Operating Activities
Net income	$60	$46
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Distributions and equity in earnings of unconsolidated affiliates	(8)	3
Depreciation and amortization	60	20
Amortization of financing costs and debt discount/premium	5	1
Amortization of intangibles and out-of-market contracts	1	1
Changes in deferred income taxes	5	—
Changes in derivative instruments	—	(10)
Changes in other working capital	(50)	(80)
Net Cash Provided by (Used in) Operating Activities	73	(19)
Cash Flows from Investing Activities
Payment to NRG for Acquired ROFO Assets	(357)	—
Capital expenditures	(29)	(267)
Decrease (increase) in restricted cash	44	(52)
Decrease in notes receivable, including affiliates	5	3
Proceeds from renewable energy grants	137	24
Investments in unconsolidated affiliates	(15)	(19)
Other	11	—
Net Cash Used in Investing Activities	(204)	(311)
Cash Flows from Financing Activities
Capital contributions from NRG	2	150
Dividends and returns of capital to NRG	(24)	(312)
Payment of dividends and distributions	(44)	—
Proceeds from issuance of long-term debt — external	386	519
Payment of debt issuance costs	(13)	(4)
Payment of borrowings from affiliate	—	(2)
Payments for long-term debt — external	(148)	(25)
Net Cash Provided by Financing Activities	159	326
Net Increase in Cash and Cash Equivalents	28	(4)
Cash and Cash Equivalents at Beginning of Period	59	22
Cash and Cash Equivalents at End of Period	$87	$18

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

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
Immediately prior to the acquisition, NRG Yield LLC acquired a portfolio of contracted renewable and conventional generation and thermal infrastructure assets, primarily located in the Northeast, Southwest and California regions of the United States, from NRG in return for Class B units in NRG Yield LLC.  These assets were simultaneously contributed by NRG Yield LLC to its direct wholly owned subsidiary NRG Yield Operating LLC at their historical cost.  As of June 30, 2014, the Company owned 34.5% of NRG Yield LLC and consolidates the results of NRG Yield LLC through its controlling interest, with NRG's 65.5% interest shown as noncontrolling interest in the financial statements. As described in Note 3, Business Acquisitions, on June 30, 2014, NRG Yield Operating LLC acquired the TA High Desert, RE Kansas South, and El Segundo projects from NRG for total cash consideration of $357 million plus assumed project level debt.
The following table represents the structure of the Company as of June 30, 2014:

NRG Energy, Inc.
(NRG)
Public
shareholders
Class B
Common Stock
65.5%
Voting Interest
Class A Common Stock
34.5% Voting Interest
NRG Yield, Inc.
(NYLD)
100% Class B Units
65.5% Economic Interest
Sole Managing Member
100% Class A Units
34.5% Economic Interest
NRG Yield LLC
NRG Yield
Operating LLC
Project companies

On July 29, 2014, the Company issued 12,075,000 shares of Class A common stock for net proceeds, after underwriting discount and expenses, of $630 million. The Company utilized the proceeds of the offering to acquire 12,075,000 additional Class A units of NRG Yield LLC and, as a result, it currently owns 44.7% of NRG Yield LLC, with NRG retaining 55.3% of NRG Yield LLC.

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
As of June 30, 2014, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW) (a)	Offtake Counterparty	Expiration
Conventional
GenConn Middletown	49.95%	95	Connecticut Light & Power	2041
GenConn Devon	49.95%	95	Connecticut Light & Power	2040
Marsh Landing	100%	720	Pacific Gas and Electric	2023
El Segundo	100%	550	Southern California Edison	2023
		1,460
Utility-Scale Solar
Alpine	100%	66	Pacific Gas and Electric	2033
Avenal	49.95%	23	Pacific Gas and Electric	2031
Avra Valley	100%	25	Tucson Electric Power	2032
Blythe	100%	21	Southern California Edison	2029
Borrego	100%	26	San Diego Gas and Electric	2038
CVSR	48.95%	122	Pacific Gas and Electric	2038
Roadrunner	100%	20	El Paso Electric	2031
RE Kansas South	100%	20	Pacific Gas and Electric	2033
TA High Desert	100%	20	Southern California Edison	2033
		343
Distributed Solar
AZ DG Solar Projects	100%	5	Various	2025 - 2033
PFMG DG Solar Projects	51%	5	Various	2032
		10
Wind
South Trent	100%	101	AEP Energy Partners	2029
Thermal
Thermal equivalent MWt(b)	100%	1,346	Various	Various
Thermal generation	100%	123	Various	Various

Total net capacity (excluding equivalent MWt)		2,037

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of June 30, 2014.
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
The historical combined financial statements include allocations of certain NRG corporate expenses. Management believes the assumptions and methodology underlying the allocation of general corporate overhead expenses are reasonable. The allocated costs include legal, accounting, tax, treasury, information technology, insurance, employee benefit costs, and other corporate costs. However, such expenses may not be indicative of the actual level of expense that would have been incurred if the Company had operated as an independent, publicly-traded company during the periods prior to the initial public offering or of the costs expected to be incurred in the future. Allocation of NRG corporate expenses was $4 million for the period ending June 30, 2013. In connection with the initial public offering, the Company entered into a management services agreement with NRG for various services, including human resources, accounting, tax, legal, information systems, treasury, and risk management. Costs incurred by the Company under this agreement were $4 million for the six months ending June 30, 2014.
For all periods prior to the initial public offering, member's equity represents the combined equity of the Company's subsidiaries, including adjustments necessary to present the Company's financial statements as if the Company were in existence as of the beginning of the periods represented. Member's equity represents NRG's equity in the subsidiaries, and accordingly, in connection with the initial public offering, the historical equity balance as of that date was reclassified into noncontrolling interest. Subsequent to the initial public offering, stockholders' equity represents the equity associated with the Class A common stockholders, with the equity associated with the Class B common stockholders, or NRG, classified as noncontrolling interest.
The acquisition of the TA High Desert, RE Kansas South, and El Segundo projects from NRG on June 30, 2014 was accounted for as a transfer of entities under common control. The guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its consolidated financial statements to reflect the transfer as if it had taken place on January 1, 2013, or from the date the entities were under common control, which was May 13, 2013 for RE Kansas South and March 28, 2013 for TA High Desert, which represent the dates these entities were acquired by NRG. Member's equity represents NRG's equity in the subsidiaries, and accordingly, in connection with the acquisition by the Company, the balance was reclassified into noncontrolling interest.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission’s, or SEC’s, regulations for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company’s consolidated financial statements set forth in the 2013 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of June 30, 2014, and the results of operations, comprehensive income and cash flows for the six months ended June 30, 2014, and 2013.

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
Noncontrolling Interest
The following table reflects the changes in the Company's noncontrolling interest balance:

(In millions)
Balance as of December 31, 2013 (As previously reported)	$382
Net Assets of Acquired ROFO Assets as of December 31, 2013	241
Balance as of December 31, 2013 (As currently reported)	623
Payment to NRG for Acquired ROFO assets	(357)
Comprehensive income, including pre-acquisition net income from Acquired ROFO Assets	35
Non-cash contributions	14
Cash distributions, net of cash contributions	(51)
Balance as of June 30, 2014	$264
Distributions
On January 30, 2014, NRG Yield LLC declared a distribution on its units of $0.33 per unit, which was paid on March 17, 2014. The portion of the distribution paid by NRG Yield LLC to NRG was recorded as a reduction to the Company's noncontrolling interest balance.
On May 5, 2014, NRG Yield LLC declared a distribution on its Class B unit of $0.35 per share, which was paid to NRG, its Class B unitholder, on June 16, 2014. The distribution by NRG Yield LLC to NRG was recorded as a reduction to the Company's noncontrolling interest balance.
On June 30, 2014, the Company acquired the TA High Desert, RE Kansas South, and El Segundo projects, as discussed in Note 3, Business Acquisitions. The difference between the cash paid and historical value of the entities' equity of $113 million was recorded as a distribution to NRG and reduced the balance of its noncontrolling interest. In addition, as the TA High Desert, RE Kansas South and El Segundo projects were owned by NRG until June 30, 2014, the pre-acquisition earnings of such projects are recorded as attributable to NRG's noncontrolling interest. Prior to the date of acquisition, El Segundo made a distribution to NRG of $24 million.
Recent Accounting Developments
ASU 2014-09 - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU No. 2014-09. The amendments of ASU No. 2014-09 complete the joint effort between the FASB and the International Accounting Standards Board, or IASB, to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards, or IFRS, and to improve financial reporting. The guidance in ASU No. 2014-09 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes the following steps to be applied by an entity: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies the performance obligation. The guidance of ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early adoption is not permitted. The Company is currently evaluating the impact of the standard on the Company's results of operations, cash flows and financial position.

ASU 2013-11 - In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, or ASU No. 2013-11.  The amendments of ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction of a deferred tax asset for an NOL, a similar tax loss or tax credit carryforwards rather than a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and the entity intends to use the deferred tax asset for that purpose.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 with early adoption permitted. The Company adopted this standard effective January 1, 2014. The adoption of this standard did not impact the Company's results of operations or cash flows as the unrecognized tax benefits relate to state issues and the Company either has no NOLs or the NOLs are limited for that particular jurisdiction.
Note 3 — Business Acquisitions
2014 Acquisitions
Alta Wind Portfolio Acquisition — On June 3, 2014, the Company and NRG Yield Operating LLC entered into a purchase and sale agreement with the Alta Sellers, whereby the Company agreed to acquire 100% of the membership interests of Alta Wind Asset Management Holdings, LLC, Alta Wind Company, LLC, Alta Wind X Holding Company, LLC and Alta Wind XI Holding Company, LLC, which collectively own 7 wind facilities that total 947 MW located in Tehachapi, California and a portfolio of associated land leases, or the Alta Wind Assets. The purchase price for the Alta Wind Assets is $870 million, as well as working capital adjustments, plus the assumption of $1.6 billion of non-recourse project-level debt. The purchase price is expected to be funded by the following components:

(in millions)
Issuance of corporate bonds	$500
Issuance of Class A common stock	370
Total	$870
In order to fund the purchase price, the Company completed an equity offering of 12,075,000 shares of its Class A common stock at an offering price of $54.00 per share on July 29, 2014, which resulted in net proceeds of $630 million, after underwriting discount and expenses. In addition, on August 5, 2014, NRG Yield Operating LLC issued $500 million of senior unsecured notes, which bear interest at a rate of 5.375% and mature in August 2024. The acquisition of the Alta Wind Assets is subject to customary closing conditions, including the receipt of regulatory approvals. The Company expects the acquisition to close during the third quarter of 2014. The excess of the proceeds over the amount utilized for the acquisition will be available for general corporate purposes, including future acquisitions.
Acquired ROFO Assets — On June 30, 2014, NRG Yield Operating LLC acquired the El Segundo, TA High Desert, and RE Kansas South projects for a total cash consideration of $357 million, which represents a base purchase price of $349 million and $8 million of working capital adjustments. In addition, the acquisition included the assumption of $612 million in project level debt. The assets and liabilities transferred to the Company relate to interests under common control by NRG and accordingly, were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash proceeds and historical value of the net assets was recorded as a distribution to NRG and reduced the balance of its noncontrolling interest. Since the transaction constituted a transfer of net assets under common control, the guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control.

The following is a summary of assets and liabilities transferred in connection with the acquisition:

	RE Kansas South	TA High Desert	El Segundo
	(In millions)
Current assets	$1	$3	$43
Property, plant and equipment	50	67	625
Non-current assets	2	13	76
Total assets	53	83	744

Debt	35	57	520
Other current and non-current liabilities	2	—	30
Total liabilities	37	57	550
Net assets acquired	$16	$26	$194
The following table presents historical information summary combining the financial information for the Acquired ROFO assets transferred in connection with the acquisition:

	December 31, 2013
	As Previously Reported	RE Kansas South	TA High Desert	El Segundo	As Currently Reported
		(In millions)
Current assets	$267	$25	$28	$58	$378
Property, plant and equipment	1,541	51	63	636	2,291
Non-current assets	505	3	10	51	569
Total assets	2,313	79	101	745	3,238

Debt	1,133	58	80	512	1,783
Other current and non-current liabilities	169	5	3	26	203
Total liabilities	$1,302	$63	$83	$538	$1,986

	Three months ended June 30, 2013					Six months ended June 30, 2013
	As Previously Reported	RE Kansas South	TA High Desert	El Segundo	As Currently Reported	As Previously Reported	RE Kansas South	TA High Desert	El Segundo	As Currently Reported
			(In millions)
Operating revenues	$79	$—	$3	$—	$82	$132	$—	$3	$—	$135
Operating income	38	—	1	(1)	38	50	—	1	(1)	50
Net income	$34	$1	$—	$—	$35	$45	$1	$—	$—	$46

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

Note 4 — Property, Plant and Equipment
The Company’s major classes of property, plant, and equipment were as follows:

	June 30, 2014	December 31, 2013	Depreciable Lives
	(In millions)
Facilities and equipment	$2,429	$2,411	5 - 40 Years
Land and improvements	48	48
Construction in progress	11	6
Total property, plant and equipment	2,488	2,465
Accumulated depreciation	(233)	(174)
Net property, plant and equipment	$2,255	$2,291

Renewable Energy Grants
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
TA High Desert achieved commercial operations on March 25, 2013 and transferred the construction in progress to property, plant and equipment. On May 22, 2013, the TA High Desert solar project, as a qualified renewable energy project, applied for a cash grant in lieu of investment tax credit from the U.S. Treasury Department in the amount of $25 million. A receivable for the cash grant was recorded when the application was filed, which resulted in a reduction to the book basis of the property, plant and equipment. In addition, the receivable was reduced as a result of the federal government’s sequestration, which was put into effect on March 1, 2013. The related deferred tax asset of $6 million was recorded with a corresponding reduction of the book value of TA High Desert's property plant and equipment. In April 2014, TA High Desert received a payment of $20 million for the cash grant and reduced the book value of its property plant and equipment by the amount by which the grant was reduced.
RE Kansas South achieved commercial operations on June 7, 2013 and transferred the construction in progress to property, plant and equipment. On June 27, 2013, the RE Kansas South solar project, as a qualified renewable energy project, applied for a cash grant in lieu of investment tax credit from the U.S. Treasury Department in the amount of $23 million. A receivable for the cash grant was recorded when the application was filed, which resulted in a reduction to the book basis of the property, plant and equipment. In addition, the receivable was reduced to $21 million as a result of the federal government’s sequestration, which was put into effect on March 1, 2013. The related deferred tax asset of $6 million recognizable was recorded with a corresponding reduction of the book value of RE Kansas South's property plant and equipment. In April 2014, RE Kansas South received a payment of $21 million for the cash grant.

Note 5 — Variable Interest Entities, or VIEs
GenConn Energy LLC — The Company has a 49.95% interest in GCE Holdings LLC, the owner of GenConn Energy LLC, or GenConn, a limited liability company formed to construct, own and operate two 190 MW peaking generation facilities in Connecticut at the Devon and Middletown sites. Each of these facilities was constructed pursuant to a 30-year cost of service type contract with the Connecticut Light & Power Company. All four units at the GenConn Devon facility reached commercial operation in June 2010 and were released to the ISO-NE by July 2010. In June 2011, all four units at the GenConn Middletown facility reached commercial operation and were released to the ISO-NE. GenConn is considered a VIE under ASC 810, however the Company is not the primary beneficiary, and accounts for its investment under the equity method.

The project was funded through equity contributions from the owners and non-recourse, project level debt. As of June 30, 2014, the Company's investment in GenConn was $116 million and its maximum exposure to loss is limited to its equity investment. On September 17, 2013, GenConn refinanced its existing project financing facility. As of June 30, 2014, the refinanced facility has a $237 million note with an interest rate of 4.73% per annum and a maturity date of July 2041 and a $35 million working capital facility that matures in 2018 which can be used to issue letters of credit at an interest rate of 1.875% per annum. The refinancing is secured by all of the GenConn assets.
The following table presents summarized unaudited financial information for GCE Holdings LLC:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Income Statement Data:	(In millions)
Operating revenues	$18	$19	$44	$39
Operating income	10	12	20	23
Net income	7	7	14	15

	June 30, 2014	December 31, 2013
Balance Sheet Data:	(In millions)
Current assets	$31	$32
Non-current assets	446	453
Current liabilities	16	18
Non-current liabilities	228	231

Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, restricted cash, accounts receivable — trade, accounts payable, affiliate accounts payable and receivable, accrued expenses and other liabilities, the carrying amount approximates fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of June 30, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Assets:
Notes receivable — affiliate	$—	$—	$2	$2
Notes receivable, including current portion	23	23	27	27
Liabilities:
Long-term debt, including current portion	1,999	2,087	1,783	1,785
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
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2014
	Fair Value (a)
(In millions)	Level 2	Level 3	Total
Derivative assets:
Commodity contracts	$1	$—	$1
Interest rate contracts	5	—	5
Total assets	6	—	6
Derivative liabilities:
Commodity contracts	1	1	2
Interest rate contracts	52	—	52
Total liabilities	$53	$1	$54

(a) There were no assets or liabilities classified as Level 1 as of June 30, 2014.

	As of December 31, 2013
	Fair Value (a)
(In millions)	Level 2	Level 3	Total
Derivative assets:
Commodity contracts	$1	$—	$1
Interest rate contracts	20	—	20
Total assets	21	—	21
Derivative liabilities:
Commodity contracts	1	1	2
Interest rate contracts	45	—	45
Total liabilities	$46	$1	$47
(a) There were no assets or liabilities classified as Level 1 as of December 31, 2013.
The following table reconciles, for the three and six months ended June 30, 2014, the beginning and ending balances for derivative instruments that are recognized at fair value in the consolidated financial statements, at least annually, using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs - Derivatives (Level 3)
	Three months ended June 30,	Six months ended June 30,
(In millions)	2014	2014
Beginning balance	$(1)	$(1)
Purchases	—	—
Ending balance as of June 30, 2014	$(1)	$(1)

Derivative Fair Value Measurements
A majority of the Company's contracts are non-exchange-traded and valued using prices provided by external sources. For the Company’s energy markets, management receives quotes from multiple sources. To the extent that multiple quotes are received, the prices reflect the average of the bid-ask mid-point prices obtained from all sources believed to provide the most liquid market for the commodity. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of June 30, 2014, contracts valued with prices provided by models and other valuation techniques make up 0% of the total derivative assets and 2% of the total derivative liabilities.
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
Concentration of Credit Risk
Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; (ii) a daily monitoring of counterparties' credit limits; (iii) the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties. The Company also has credit protection within various agreements to call on additional collateral support if and when necessary. Cash margin is collected and held at the Company to cover the credit risk of the counterparty until positions settle.

Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including solar and other PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of June 30, 2014, credit risk exposure to these counterparties attributable to the Company's ownership interests was approximately $1.1 billion for the next five years. The majority of these power contracts are with utilities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations, which the Company is unable to predict.

Note 7 — Accounting for Derivative Instruments and Hedging Activities
Energy-Related Commodities
As of June 30, 2014, the Company had forward contracts for the purchase of fuel commodities relating to the forecasted usage of the Company’s district energy centers extending through 2017. At June 30, 2014, these contracts were not designated as cash flow or fair value hedges.
Interest Rate Swaps
As of June 30, 2014, the Company had interest rate derivative instruments on project-level debt extending through 2030, the majority of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company's open derivative transactions broken out by commodity as of June 30, 2014 and December 31, 2013.

		Total Volume
		June 30, 2014	December 31, 2013
Commodity	Units	(In millions)
Natural Gas	MMBtu	2	2
Interest	Dollars	$1,215	$1,234
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$—	$26	$26
Interest rate contracts long-term	4	14	22	16
Total Derivatives Designated as Cash Flow Hedges	4	14	48	42
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	—	—	3	3
Interest rate contracts long-term	1	6	1	—
Commodity contracts current	1	1	1	2
Commodity contracts long-term	—	—	1	—
Total Derivatives Not Designated as Cash Flow Hedges	2	7	6	5
Total Derivatives	$6	$21	$54	$47

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of June 30, 2014 and December 31, 2013, there was no outstanding collateral paid or received. The following table summarizes the offsetting of derivatives by counterparty master agreement level:

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
As of June 30, 2014	(In millions)
Commodity contracts:
Derivative assets	$1	$—	$1
Derivative liabilities	(2)	—	(2)
Total commodity contracts	(1)	—	(1)
Interest rate contracts:
Derivative assets	5	(3)	2
Derivative liabilities	(52)	3	(49)
Total interest rate contracts	(47)	—	(47)
Total derivative instruments	$(48)	$—	$(48)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2013	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative assets	$1	$—	$1
Derivative liabilities	(2)	—	(2)
Total commodity contracts	(1)	—	(1)
Interest rate contracts:
Derivative assets	20	(12)	8
Derivative liabilities	(45)	12	(33)
Total interest rate contracts	(25)	—	(25)
Total derivative instruments	$(26)	$—	$(26)
Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated other comprehensive loss, or OCL, balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In millions)		(In millions)
Accumulated OCL beginning balance, net of tax	$(12)	$(34)	$—	$(38)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	4	3	7	5
Mark-to-market of cash flow hedge accounting contracts	(16)	22	(31)	24
Accumulated OCL ending balance, net of income tax benefit of $1 and $3, respectively	(24)	(9)	(24)	(9)
Accumulated OCL attributable to noncontrolling interest	(15)		(15)
Accumulated OCL attributable to NRG Yield, Inc.	$(9)		$(9)

A loss of $15 million is expected to be realized from OCL during the next 12 months, net of $0 million tax.
Amounts reclassified from accumulated OCL into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded to interest expense.

Impact of Derivative Instruments on the Statements of Operations
The Company has interest rate derivative instruments that are not designated as cash flow hedges as well as ineffectiveness on cash flow hedge derivatives. For the three months ended June 30, 2014 and 2013, the impact to the consolidated statements of operations was a loss of $3 million and a gain of $6 million, respectively. For the six months ended June 30, 2014 and 2013, the impact to the consolidated statements of operations was a loss of $6 million and a gain of $9 million, respectively.
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
Note 8 — Long - Term Debt
This footnote should be read in conjunction with the complete description under Note 9, Long - Term Debt, to the Company's 2013 Form 10-K. Long-term debt consisted of the following:

	June 30, 2014	December 31, 2013	Current interest rate % (a)
	(In millions, except rates)

Convertible Senior Notes, due 2019 (b)	$324	$—	3.50
Project-level debt:
NRG West Holdings LLC, due 2023	520	512	L+2.50/L+2.875
NRG Marsh Landing LLC, due 2017 and 2023	464	473	L+ 2.75/L+3.00
NRG Solar Alpine LLC, due 2022	170	221	L+2.5/L+1.75
NRG Energy Center Minneapolis LLC, senior secured notes, due 2017 and 2025	124	127	5.95/7.25
NRG Solar Borrego LLC, due 2024 and 2038	77	78	L+ 2.50/5.65
South Trent Wind LLC, due 2020	66	69	L+ 2.625/L+2.75
NRG Solar Avra Valley LLC, due 2031	62	63	L+ 2.25
TA High Desert LLC, due 2023 and 2033	57	80	L+2.50/5.15
NRG Roadrunner LLC, due 2031	43	44	L+ 2.01
NRG Solar Kansas South LLC, due 2031	35	58	L+2.625
NRG Solar Blythe LLC, due 2028	24	24	L+ 2.75
PFMG and related subsidiaries financing agreement, due 2030	31	32	6.00
NRG Energy Center Princeton LLC, due 2017	2	2	5.95
Subtotal project-level debt:	1,675	1,783
Total debt	1,999	1,783
Less current maturities	119	214
Total long-term debt	$1,880	$1,569

(a) As of June 30, 2014, L+ equals 3 month LIBOR plus x%, except for Kansas South where L+ equals 6 month LIBOR plus x% .
(b) Net of discount of $21 million as of June 30, 2014.
The financing arrangements listed above contain certain covenants, including financial covenants, that the Company is required to be in compliance with during the term of the arrangement. As of June 30, 2014, the Company was in compliance with all of the required covenants.

NRG Yield, Inc. Convertible Notes
During the first quarter of 2014, the Company closed on its offering of $345 million aggregate principal amount of 3.50% Convertible Notes due 2019, or the Convertible Notes.  The Convertible Notes are convertible, under certain circumstances, into the Company’s Class A common stock, cash or a combination thereof at an initial conversion price of $46.55 per Class A common share, which is equivalent to an initial conversion rate of approximately 21.4822 shares of Class A common stock per $1,000 principal amount of Convertible Notes. Interest on the Convertible Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2014. The Convertible Notes mature on February 1, 2019, unless earlier repurchased or converted in accordance with their terms. Prior to the close of business on the business day immediately preceding August 1, 2018, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
The convertible notes are accounted for in accordance with ASC 470-20. Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components. The application of ACS 470-20 resulted in the recognition of $23 million as the value for the equity component with the offset to debt discount. The debt discount will be amortized to interest expense using the effective interest method over the term of the Convertible Notes.
NRG Yield Operating LLC Senior Notes
On August 5, 2014, NRG Yield Operating LLC issued $500 million of senior unsecured notes, or the Senior Notes. The Senior Notes bear interest at 5.375% and mature in 2024.
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility
In connection with the Company's initial public offering of Class A common stock in July 2013, as further described in Note 1, Nature of Business, NRG Yield LLC and NRG Yield Operating LLC entered into a senior secured revolving credit facility, which provided a revolving line of credit of $60 million. On April 25, 2014, NRG Yield LLC and NRG Yield Operating LLC amended the revolving credit facility to increase the available line of credit to $450 million and extend its maturity to April 2019. The revolving credit facility can be used for cash or for the issuance of letters of credit. There was no cash drawn or letters of credit issued under the revolving credit facility as of June 30, 2014.
Project - level Debt
NRG West Holdings Credit Agreement
On August 23, 2011, NRG West Holdings LLC, or West Holdings, entered into a credit agreement with a group of lenders in respect to the El Segundo project, or the West Holdings Credit Agreement. The West Holdings Credit Agreement, is comprised of a $540 million two tranche construction loan facility with additional facilities for the issuance of letters of credit or working capital loans, and is secured by the assets of West Holdings.
The two tranche construction loan facility consists of the $480 million Tranche A Construction Facility, or the Tranche A Facility, and the $60 million Tranche B Construction Facility, or the Tranche B Facility. The Tranche A and Tranche B Facilities, which mature in August 2023, convert to a term loan and have an interest rate of 3-month LIBOR, plus an applicable margin which (i) increases by 0.125% periodically from conversion through year eight for the Tranche A Facility, and (ii) increases by (A) 0.125% upon term conversion and on the third and sixth anniversary of the term conversion and (B) by 0.025% on the eighth anniversary of the term conversion for the Tranche B Facility. The Tranche A and Tranche B Facilities amortize based upon a predetermined schedule over the term of the loan with the balance payable at maturity. The construction loan converted to a term loan on January 28, 2014.
The West Holdings Credit Agreement also provides for the issuance of letters of credit and working capital loans to support the El Segundo's collateral needs. This includes letter of credit facilities on behalf of West Holdings of up to $90 million in support of the PPA, up to $48 million in support of the collateral agent, and a working capital facility which permits loans or the issuance of letters of credit of up to $10 million.
As of June 30, 2014, under the West Holdings Credit Agreement, West Holdings has outstanding $460 million under the Tranche A Facility, $60 million under the Tranche B Facility, issued a $33 million letter of credit in support of the PPA, a $48 million letter in support of debt service and a $1 million letter of credit under the working capital facility.

Alpine Financing
On March 16, 2012, NRG Solar Alpine LLC, or Alpine, entered into a credit agreement with a group of lenders for a $166 million construction loan that was convertible to a term loan upon completion of the project and a $68 million cash grant loan. On January 15, 2013, the credit agreement was amended, reducing the cash grant loan to $63 million. On March 26, 2013, Alpine met the conditions under the credit agreement to convert the construction loan to a term loan. Immediately prior to the conversion, the Company drew an additional $164 million under the construction loan and $62 million under the cash grant loan. The term loan amortizes on a predetermined schedule with final maturity in November 2022.
In January 2014, Alpine repaid the $62 million of outstanding cash grant loan, including accrued interest and breakage fees, with the proceeds that it had received from the U.S. Treasury Department, as further described in in Note 4, Property, Plant and Equipment. On June 24, 2014, Alpine amended the credit agreement to increase its term loan borrowings by an additional $13 million and to reduce the related interest rate to 3 month LIBOR plus 1.75% through June 30, 2019 and 3 month LIBOR plus 2.00% through November 2022. The proceeds were utilized to make a distribution of $11 million to NRG Yield Operating LLC with the remaining $2 million utilized to fund the costs of the amendment.
TA High Desert Facility
The TA High Desert Facility is comprised of $53 million of fixed rate notes due 2033 at an interest rate of 5.15%, $7 million of floating rate notes due 2023, $22 million of bridge notes due the earlier of ten days after receipt of the cash grant or May 2014, and a revolving facility of $12 million. The floating rate notes have an interest rate of 3 month LIBOR plus 2.5% with LIBOR floor of 1.5%, while the bridge notes have an interest rate of 1 month LIBOR plus 2.50%. As described in Note 4, Property, Plant and Equipment, in April 2014, TA High Desert received payment of $20 million for its cash grant and utilized the proceeds, along with an additional $2 million of cash contributed by NRG to repay the cash grant bridge loan. The revolving facility can be used for cash or for the issuance of up to $9 million in letters of credit. As of June 30, 2014, $57 million of notes were outstanding and $8 million of letters of credit were outstanding under the revolving facility.  The notes amortize on predetermined schedules and are secured by all of the assets of TA High Desert.
RE Kansas South Facility
The RE Kansas South Facility includes a $38 million term loan due 2031 and a $21 million cash grant bridge loan due ten days after receipt of the cash grant. The term loan has an interest rate of 6 month LIBOR plus an applicable margin of 2.625% and increases by 0.25% every 4 years. The cash grant bridge loan had an interest rate of 1 month LIBOR plus an applicable margin of 2.00%. The term loan amortizes on a predetermined schedule and is secured by all of the assets of RE Kansas South. As described in Note 4, Property, Plant and Equipment, in April 2014, the Company received payment of $21 million for the cash grant related to RE Kansas South and utilized the proceeds to repay the cash grant bridge loan. As of June 30, 2014, $35 million was outstanding under the term loan and $4 million of letters of credit were issued under the RE Kansas South Facility.
Additional Project-level Debt Amendments
On July 9, 2014, Avra Valley amended its credit agreement to increase its borrowings by $3 million and to reduce the related interest rate from 3 month LIBOR plus an applicable margin of 2.25% to 3 month LIBOR plus 1.75%. The proceeds were primarily utilized to make a distribution to NRG Yield Operating LLC.
On July 17, 2014, Marsh Landing amended its credit agreement to increase its borrowings by $34 million and to reduce the related interest rate for the Tranche A borrowings from 3 month LIBOR plus an applicable margin of 2.75% to 3 month LIBOR plus 1.75% through December 2017 and to 3 month LIBOR plus 2.00% thereafter; and for the Tranche B to reduce the related interest rate from 3 month LIBOR plus 3.00% to 3 month LIBOR plus 1.875% through December 2017 and to 3 month LIBOR plus 2.125% thereafter. The proceeds from the borrowings were utilized to make a distribution of $29 million to NRG Yield Operating LLC and to fund the costs of the amendment.

Note 9 — Earnings Per Share
Basic and diluted earnings per Class A common share are computed by dividing net income by the weighted average number of Class A common shares outstanding. Shares issued during the year are weighted for the portion of the year that they were outstanding.
The reconciliation of the Company's basic and diluted earnings per share is shown in the following table:

	Three months ended June 30,	Six months ended June 30,
	2014	2014
(In millions, except per share data)
Basic and diluted earnings per share attributable to Class A common stockholders
Net Income Attributable to NRG Yield, Inc.	$6	$10
Weighted average number of Class A common shares outstanding	23	23
Basic and Diluted Earnings per Class A common share:	$0.26	$0.42

There was a total of 7 million shares of Class A common stock that were anti-dilutive as of June 30, 2014.

Note 10 — Changes in Capital Structure

As of June 30, 2014 and December 31, 2013, the Company had 22,511,250 shares of Class A common stock outstanding.

The following table lists the dividends paid on the Company's Class A common stock during the six months ended June 30, 2014:

	Second Quarter 2014	First Quarter 2014
Dividends per share	$0.35	$0.33
The Company's Class A common stock dividends are subject to available capital, market conditions, and compliance with associated laws and regulations.
On July 29, 2014, the Company declared a quarterly dividend on Class A common stock of $0.365 per share payable on September 15, 2014 to shareholders of record as of September 2, 2014.
On July 29, 2014, the Company issued 12,075,000 Class A common shares for net proceeds, after underwriting discount and expenses, of $630 million. The proceeds are expected to be used to fund the acquisition of the Alta Wind Assets with the excess of the proceeds over the amount utilized for the acquisition available for general corporate purposes, including future acquisitions.

Note 11 — Segment Reporting
The Company’s segment structure reflects how management currently makes financial decisions and allocates resources. Its businesses are primarily segregated based on conventional power generation, renewable businesses which consist of solar and wind, and the thermal and chilled water business. The Corporate segment reflects the Company's corporate costs.

	Three months ended June 30, 2014
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$61	$30	$43	$—	$134
Cost of operations	12	3	30	—	45
Depreciation and amortization	24	7	5	—	36
General and administrative — affiliate	—	—	—	2	2
Operating income/(loss)	25	20	8	(2)	51
Equity in earnings of unconsolidated affiliates	4	10	—	—	14
Interest expense	(11)	(11)	(2)	(5)	(29)
Income/(loss) before income taxes	18	19	6	(7)	36
Net income/(loss)	18	19	6	(9)	34
Total assets	$1,535	$905	$362	$434	$3,236

	Three months ended June 30, 2013
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$20	$26	$36	$—	$82
Cost of operations	3	2	27	—	32
Depreciation and amortization	2	5	3	—	10
General and administrative — affiliate	—	—	—	2	2
Operating income/(loss)	15	19	6	(2)	38
Equity in earnings of unconsolidated affiliates	3	(1)	—	—	2
Interest expense	(3)	(1)	(2)	—	(6)
Other income, net	1	—	—	—	1
Income/(loss) before income taxes	16	17	4	(2)	35
Net income/(loss)	$16	$17	$4	$(2)	$35

	Six months ended June 30, 2014
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$117	$49	$108	$—	$274
Cost of operations	22	7	76	—	105
Depreciation and amortization	36	15	9	—	60
General and administrative — affiliate	—	—	—	4	4
Operating income/(loss)	59	27	23	(4)	105
Equity in earnings of unconsolidated affiliates	7	8	—	—	15
Interest expense	(22)	(22)	(4)	(8)	(56)
Other income	—	1	—	—	1
Income/(loss) before income taxes	44	14	19	(12)	65
Net income/(loss)	$44	$14	$19	$(17)	$60

	Six months ended June 30, 2013
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$20	$42	$73	$—	$135
Cost of operations	3	5	53	—	61
Depreciation and amortization	2	11	7	—	20
General and administrative — affiliate	—	—	—	4	4
Operating income/(loss)	15	26	13	(4)	50
Equity in earnings of unconsolidated affiliates	7	(1)	—	—	6
Interest expense	(3)	(4)	(4)	—	(11)
Other income, net	1	—	—	—	1
Income/(loss) before income taxes	20	21	9	(4)	46
Net income/(loss)	$20	$21	$9	$(4)	$46

Note 12 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions, except otherwise noted)	2014	2013	2014	2013
Income before income taxes	$36	$35	$65	$46
Income tax expense	2	—	5	—
Effective tax rate	5.6%	—%	7.7%	—%
For the three and six months ended June 30, 2014 and 2013, the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its 65.5% interest in NRG Yield LLC.
On July 22, 2013, the Company acquired a controlling interest in NRG Yield LLC and its subsidiary NRG Yield Operating LLC. As a result, the Company owns 34.5% of NRG Yield LLC and consolidates the results due to its controlling interest. The Company records NRG's 65.5% ownership as noncontrolling interest in the financial statements. NRG Yield LLC is treated as a partnership for income tax purposes. As such, the Company records income tax on its 34.5% of NRG Yield LLC's taxable income. NRG records income tax on its 65.5% share of taxable income generated by NRG Yield LLC.
The Company's deferred tax balances reflect the change in tax basis of the Company's assets as a result of the initial public offering and ROFO acquisitions, primarily due to an increase in the tax basis of the Company's property, plant and equipment. The change in tax basis resulted in a non-cash addition of $171 million as of June 30, 2014 and $153 million as of December 31, 2013 to the Company's additional paid-in capital.
Note 13 — Related Party Transactions
Management Services Agreement with NRG
Subsequent to the initial public offering, NRG provides the Company with various operation, management, and administrative services, which include human resources, accounting, tax, legal, information systems, treasury, and risk management, as set forth in the Management Services Agreement. As of June 30, 2014, the base management fee was approximately $1 million per quarter subject to an inflation based adjustment annually at an inflation factor based on the year-over-year U.S. consumer price index. The fee is also subject to adjustments following the consummation of future acquisitions and as a result of a change in the scope of services provided under the Management Services Agreement. The fee was increased by approximately $0.5 million per year in connection with the acquisition of the Acquired ROFO Assets. Costs incurred under this agreement were approximately $4 million for the six months ending June 30, 2014, which included certain direct expenses incurred by NRG on behalf of the Company in addition to the base management fee.
Accounts Payable to NRG Solar LLC
During the third quarter of 2013, NRG Solar LLC, a wholly-owned subsidiary of NRG, made 100% of the required capital contributions to CVSR, including the Company's 48.95% portion, of which $14 million was outstanding as of December 31, 2013. This balance was repaid to NRG Solar LLC during the quarter ended March 31, 2014.
Accounts Payable to NRG Repowering Holdings LLC
During 2013, NRG Repowering Holdings, LLC, a wholly-owned subsidiary of NRG, made payments to BA Leasing BSC, LLC, or BA Leasing, of $18 million, which were expected to be repaid with the proceeds of the cash grant received by BA leasing with respect to the PFMG DG Solar Projects, a wholly-owned subsidiary of the Company, in connection with a sale-leaseback arrangement between the PFMG DG Solar Projects and BA Leasing. As of December 31, 2013, PFMG DG Solar Projects had a corresponding receivable for the reimbursement of the cash grant from BA Leasing and related payable to NRG Repowering Holdings, LLC. In the first quarter of 2014, the PFMG DG Solar Projects received $11 million from BA Leasing and reduced the remaining receivable with an offset to the deferred liability recorded in connection with the sale - leaseback arrangement. The PFMG DG Solar Projects utilized the $11 million to repay NRG Repowering Holdings LLC.

Note 14 — Environmental Matters

In 2013, NRG Energy Center San Francisco LLC, a wholly owned indirect subsidiary of the Company, received a notice of violation from the San Francisco Department of Public Health alleging improper monitoring of three underground storage tanks. The tanks have not leaked. The Company settled the matter in July 2014 for $123,000.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion analyzes the Company's historical financial condition and results of operations. For all periods prior to the initial public offering, the discussion reflects the Company's accounting predecessor, or NRG Yield, the financial statements of which were prepared on a ''carve-out'' basis from NRG and are intended to represent the financial results of the contracted renewable energy and conventional generation and thermal infrastructure assets in the United States that were acquired by NRG Yield LLC on July 22, 2013. For all periods subsequent to the initial public offering, the discussion reflects the Company's consolidated financial results. In addition, as discussed in Note 1, Nature of Business to this Form 10-Q, the purchase of the Acquired ROFO Assets on June 30, 2014 was accounted for in accordance with ASC 850-50, Business Combinations - Related Issues, whereas the assets and liabilities transferred to the Company relate to interests under common control by NRG and accordingly, were recorded at historical cost. The difference between the cash proceeds and historical value of the net assets was recorded as a distribution to NRG and reduced the balance of its noncontrolling interest. The guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control.
As you read this discussion and analysis, refer to the Company's Consolidated Statements of Operations to this Form 10-Q, which present the results of operations for the six months ended June 30, 2014 and 2013. Also refer to the Company's 2013 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition.
The discussion and analysis below has been organized as follows:

•	Executive Summary, including a description of the business and significant events that are important to understanding the results of operations and financial condition;

•	Results of operations, including an explanation of significant differences between the periods in the specific line items of the consolidated statements of operations;

•	Financial condition addressing liquidity position, sources and uses of cash, capital resources and requirements, commitments, and off-balance sheet arrangements; and

•	Known trends that may affect the Company’s results of operations and financial condition in the future.

Executive Summary
Introduction and Overview
The Company is a dividend growth-oriented company formed to serve as the primary vehicle through which NRG owns, operates and acquires contracted renewable and conventional generation and thermal infrastructure assets. The Company believes it is well positioned to be a premier company for investors seeking stable and growing dividend income from a diversified portfolio of lower-risk high-quality assets.

The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the United States. The Company’s contracted generation portfolio consists of four natural gas or dual-fired facilities, ten utility-scale solar and wind generation facilities and two portfolios of distributed solar facilities that collectively represent 1,914 net MW, and includes the Acquired ROFO Assets (which consists of El Segundo, RE Kansas South and TA High Desert projects) that were acquired from NRG on June 30, 2014 as described in Note 1, Nature of Business, and Note 3, Business Acquisitions. Each of these assets sells substantially all of its output pursuant to long-term, fixed price offtake agreements with creditworthy counterparties. The average remaining contract duration of these offtake agreements was approximately 17 years as of June 30, 2014 based on cash available for distribution. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,346 net MWt and electric generation capacity of 123 net MW. These thermal infrastructure assets provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.

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
The Company's operations within the ERCOT footprint are not subject to rate regulation by FERC, as they are deemed to operate solely within the ERCOT market and not in interstate commerce. These operations are subject to regulation by PUCT.
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
FERC
FERC, among other things, regulates the transmission and the wholesale sale of electricity in interstate commerce under the authority of the FPA. The transmission of electric energy occurring wholly within ERCOT is not subject to the FERC’s jurisdiction under Sections 203 or 205 of the FPA. Under existing regulations, FERC determines whether an entity owning a generation facility is an EWG, as defined in the PUHCA. FERC also determines whether a generation facility meets the ownership and technical criteria of a Qualifying Facility, or QF, under the PURPA. Each of the Company’s non-ERCOT U.S. generating facilities qualifies as an EWG.
The FPA gives FERC exclusive rate-making jurisdiction over the wholesale sale of electricity and transmission of electricity in interstate commerce of public utilities (as defined by the FPA). Under the FPA, FERC, with certain exceptions, regulates the owners of facilities used for the wholesale sale of electricity or transmission in interstate commerce as public utilities, and establishes market rules that are just and reasonable.

Public utilities are required to obtain FERC’s acceptance, pursuant to Section 205 of the FPA, of their rate schedules for the wholesale sale of electricity. All of the Company’s non-QF generating entities located outside of ERCOT make sales of electricity pursuant to market-based rates, as opposed to traditional cost-of-service regulated rates. Every three years, FERC conducts a review of the Company’s market based rates and potential market power on a regional basis.
In accordance with the Energy Policy Act of 2005, FERC has approved the NERC as the national Energy Reliability Organization, or ERO. As the ERO, NERC is responsible for the development and enforcement of mandatory reliability standards for the wholesale electric power system. In addition to complying with NERC requirements, each project entity must comply with the requirements of the regional reliability entity for the region in which it is located.
PURPA was passed in 1978 in large part to promote increased energy efficiency and development of independent power producers. PURPA created QFs to further both goals, and FERC is primarily charged with administering PURPA as it applies to QFs. Certain QFs are exempt from regulation, either in whole or in part, under the FPA as public utilities.
PUHCA provides FERC with certain authority over and access to books and records of public utility holding companies not otherwise exempt by virtue of their ownership of EWGs, QFs, and Foreign Utility Companies. The Company is exempt from many of the accounting, record retention, and reporting requirements of the PUHCA.
National
New Jersey and Maryland’s Generator Contracting Programs — The New Jersey Board of Public Utilities and the Maryland Public Service Commission awarded long-term power purchase contracts to generation developers to encourage the construction of new generation capacity in the respective States.  The constitutionality of the long-term contracts was challenged and the U.S. District Court for the District of New Jersey (in an October 25, 2013 decision) and the U.S. District Court for the District of Maryland (in an October 24, 2013 decision) found that the respective contracts violated the Supremacy Clause of the U.S. Constitution and were preempted.  On June 30, 2014, the U.S. Court of Appeals for the Fourth Circuit affirmed the Maryland District Court's decision. The appeal of the New Jersey decision is still pending before the U.S. Court of Appeals for the Third Circuit. These decisions may affect future contracting opportunities.
Thermal
On January 17, 2014, ISO-NE filed with FERC to fundamentally revamp its forward capacity market, or FCM, by making a resource’s forward capacity market compensation dependent on resource output during short intervals of operating reserve scarcity.  The ISO-NE proposal would replace the existing shortage event penalty structure with a new performance incentive, or PI, mechanism, resulting in capacity payments to resources that would be the combination of two components: (1) a base capacity payment and (2) a performance payment or charge.  The performance payment or charge would be entirely dependent upon the resource’s delivery of energy or operating reserves during scarcity conditions, and could be larger than the base payment.
NEPOOL, the ISO-NE stakeholder group, filed an alternative proposal to ISO-NE’s PI proposal with FERC, under which the market rules would be revised to maintain the FCM capacity product as a tool to ensure resource adequacy, and would place real-time performance incentive-related improvements directly into the energy and reserve markets.  The Company supported the NEPOOL alternative.
On May 30, 2014, FERC rejected both proposals, instituted a proceeding for further hearings and required ISO-NE to make a compliance filing to modify its proposal and adopt the increases to the reserve constraint penalty factors in NEPOOL’s proposal.  The matter is still subject to rehearing with FERC.
Significant Events During the Six Months Ended June 30, 2014
Acquisition of Drop-Down Assets from NRG
On May 5, 2014, NRG Yield Operating LLC entered into purchase and sale agreements with certain NRG entities, each of which is a wholly-owned subsidiary of NRG. Pursuant to the terms of the purchase and sale agreements, NRG Yield Operating LLC agreed to acquire: (i) El Segundo, a 550 MW fast-start, gas-fired facility located in Los Angeles County, California; (ii) TA High Desert, a 20 MW solar facility located in Los Angeles County, California; and (iii) RE Kansas South, a 20 MW solar facility located in Kings County, California.
These transactions represent the first drop-down of assets from NRG to the Company at an aggregate purchase price of $357 million, which represents a base purchase price of $349 million and $8 million of working capital adjustments. In addition, the acquisition included the assumption of $612 million in project level debt.

Alta Acquisition
On June 3, 2014, the Company and NRG Yield Operating LLC entered into a purchase and sale agreement with the Alta Sellers, whereby the Company agreed to acquire 100% of the membership interests of Alta Wind Asset Management Holdings, LLC, Alta Wind Company, LLC, Alta Wind X Holding Company, LLC and Alta Wind XI Holding Company, LLC, which collectively own 7 wind facilities that total 947 MW located in Tehachapi, California, or the Alta Wind Assets, and a portfolio of land leases associated with the Alta Wind Assets. The purchase price for the Alta Wind Assets is $870 million, as well as working capital adjustments, plus the assumption of $1.6 billion of non-recourse project-level debt. Terra-Gen, an affiliate of the Alta Sellers, will continue to provide day-to-day operations and maintenance services under a 10-year O&M agreement, which will automatically extend for additional five-year periods unless either party provides notice of termination at least 90 days prior to the expiration of the then-current term. Pursuant to the terms of such agreement, Terra-Gen will be paid a fixed monthly payment (adjusted annually for inflation) and reimbursed for certain costs incurred.
The Alta Acquisition is subject to customary closing conditions, including the receipt of regulatory approvals. The Company expects the Alta Acquisition to close during the third quarter of 2014.
Issuance of 3.50% Convertible Notes
During the first quarter of 2014, the Company issued $345 million in aggregate principal amount of its convertible notes as described in Note 8, Long - Term Debt. The convertible notes are convertible, under certain circumstances, into shares of the Company’s Class A common stock, cash or a combination thereof at the option of the Company at an initial conversion price of $46.55 per share of Class A common stock.
Significant Events During the Six Months Ended June 30, 2013
During the first six months of 2013, Alpine, Borrego and Marsh Landing achieved commercial operations. In addition, Borrego completed financing arrangements with a group of lenders.
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
The acquisition of the TA High Desert, RE Kansas South, and El Segundo projects from NRG on June 30, 2014 was accounted for as a transfer of entities under common control. The guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its consolidated financial statements to reflect the transfer as if it had taken place on January 1, 2013, or from the date the entities were under common control, which was May 13, 2013 for RE Kansas South and March 28, 2013 for TA High Desert. Member's equity represents NRG's equity in the subsidiaries, and accordingly, in connection with their acquisition by the Company, the balance was reclassified into noncontrolling interest. The Company reduces net income attributable to its Class A common shareholders by the pre-acquisition net income for the Acquired ROFO Assets as it is not available to the shareholders.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2014	2013	Change %	2014	2013	Change %
Operating Revenues
Total operating revenues	$134	$82	64	$274	$135	103
Operating Costs and Expenses
Cost of operations	45	32	41	105	61	72
Depreciation and amortization	36	10	260	60	20	200
General and administrative — affiliate	2	2	—	4	4	—
Total operating costs and expenses	83	44	89	169	85	99
Operating Income	51	38	34	105	50	110
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	14	2	N/M	15	6	150
Other income, net	—	1	100	1	1	—
Interest expense	(29)	(6)	(383)	(56)	(11)	(409)
Total other income/(expense)	(15)	(3)	400	(40)	(4)	N/M
Income Before Income Taxes	36	35	3	65	46	41
Income tax expense	2	—	100	5	—	100
Net Income	34	35	(3)	60	46	31
Pre-acquisition net income of Acquired ROFO Assets	9	1	N/M	17	1	N/M
Net Income Excluding Pre-acquisition Net Income of Acquired ROFO Assets	25	34	(26)	43	45	(5)
Income attributable to NRG	19			33
Net Income Attributable to NRG Yield, Inc.	$6			$10
N/M - Not meaningful.

	Three months ended June 30,		Six months ended June 30,
Business metrics:	2014 (a)	2013 (a)	2014 (a)	2013 (a)
Conventional MWh sold (in thousands)	346	—	674	—
Renewable MWh sold (in thousands)	279	256	490	439
Thermal MWt sold (in thousands)	441	364	1,109	862

(a) Volumes sold do not include MWh 52 thousand, 37 thousand, 124 thousand and 45 thousand for thermal generation for the three months and six months ended June 30, 2014 and 2013, respectively.

Management’s Discussion of the Results of Operations for the Three months ended June 30, 2014 and 2013
Operating Revenues
Operating revenues increased by $52 million during the three months ended June 30, 2014, compared to the same period in 2013 due to:

	Conventional	Renewables	Thermal	Total
	(In millions)
Three Months Ended June 30, 2014	$61	$30	$43	$134
Three Months Ended June 30, 2013	20	26	36	82
The increase in operating revenues is due primarily to:

Increase in Conventional revenues as Marsh Landing and El Segundo reached commercial operations in 2013	$41
Increase in Thermal revenue is primarily due to revenue generated from Energy Systems acquired in the fourth quarter of 2013	7
Increase in Renewables revenue primarily due to RE Kansas South and TA High Desert facilities reaching commercial operations in the first half of 2013	4
$52
Operating Costs
Operating costs increased by $13 million during the three months ended June 30, 2014, compared to the same period in 2013 due to:

	Conventional	Renewables	Thermal	Total
	(In millions)
Three Months Ended June 30, 2014	$12	$3	$30	$45
Three Months Ended June 30, 2013	3	2	27	32
The increase in operating costs is due primarily to:

Increase in costs associated with maintenance and operations at Marsh Landing and El Segundo which reached commercial operations in 2013	$9
Higher cost of production due to repowering of Dover facilities in the second quarter of 2013; as well as increased costs in connection with the Energy Systems acquisition	3
Increase in costs associated with maintenance and operations at RE Kansas South and TA High Desert which reached commercial operations in 2013	1
$13
Depreciation and Amortization
Depreciation and amortization increased by $26 million during the three months ended June 30, 2014, compared to the same period in 2013, due primarily to additional depreciation expense associated with El Segundo and Marsh Landing facilities which reached commercial operations in 2013, as well as RE Kansas South and TA High Desert reaching commercial operations in the first half of 2013.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $12 million during the three months ended June 30, 2014, compared to the same period in 2013 due primarily to an increase in earnings for CVSR and GenConn.
Interest Expense
Interest expense increased by $23 million during the three months ended June 30, 2014, compared to the same period in 2013, due primarily to an increase in derivative interest expense of $9 million related to the Alpine interest rate swap, interest expense of $8 million on the Company's revolving credit facility and Convertible Notes issued in February 2014, as well as $6 million of interest expense for the Marsh Landing and El Segundo projects which reached commercial operations in 2013.

Income Tax Expense
For the three months ended June 30, 2014, the Company recorded income tax expense of $2 million on pretax income of $36 million. The overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its 65.5% interest in NRG Yield LLC.
Pre-acquisition net income of Acquired ROFO Assets

For the three months ended June 30, 2014 the Company had an increase of $8 million in pre-acquisition net income of Acquired ROFO Assets primarily due to the El Segundo project, which reached commercial operations in the third quarter of 2013.
Income Attributable to NRG
Income attributable to NRG of $19 million represents NRG's 65.5% interest in NRG Yield LLC's net income during the three months ended June 30, 2014.

Management’s Discussion of the Results of Operations for the Six Months ended June 30, 2014 and June 30, 2013
Operating Revenues
Operating revenues increased by $139 million during the six months ended June 30, 2014, compared to the same period in 2013 due to:

	Conventional	Renewables	Thermal	Total
	(In millions)
Six Months Ended June 30, 2014	$117	$49	$108	$274
Six Months Ended June 30, 2013	20	42	73	135
The increase in operating revenues is due primarily to:

Increase in Conventional revenues as Marsh Landing and El Segundo reached commercial operations in 2013	$97
Increase in Thermal segment due to revenue generated from Energy Systems acquired in the fourth quarter of 2013, repowering of Dover facilities in the second quarter of 2013, as well as increased generation at other Thermal facilities due to weather conditions in the first quarter of 2014	35
Increase in Renewables revenue due to Alpine, Borrego, TA High Desert and RE Kansas South facilities reaching commercial operations in the first half of 2013	7
$139
Operating Costs
Operating costs increased by $44 million during the six months ended June 30, 2014, compared to the same period in 2013 due to:

	Conventional	Renewables	Thermal	Total
	(In millions)
Six Months Ended March 31, 2014	$22	$7	$76	$105
Six Months Ended March 31, 2013	3	5	53	61
The increase in operating costs is due primarily to:

Higher cost of production due to repowering of Dover facilities in the second quarter of 2013; increased generation at other Thermal facilities due to weather conditions in the first quarter of 2014, as well as increased costs in connection with Energy Systems acquisition	23
Increase in costs associated with maintenance and operations at Marsh Landing and El Segundo which reached commercial operations in 2013	19
Increase in cost associated with maintenance and operations of the Alpine, Borrego, TA High Desert and RE Kansas South facilities which reached commercial operations in the first half of 2013	2
$44
Depreciation and Amortization
Depreciation and amortization increased by $40 million during the six months ended June 30, 2014, compared to the same period in 2013, due primarily to $35 million of additional depreciation associated with Marsh Landing and El Segundo in the Conventional segment, which reached commercial operations in the second and third quarters of 2013; and $4 million of additional depreciation expense in the Renewable segment for the facilities that reached commercial operations in the first and second quarters of 2013.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $9 million during the six months ended June 30, 2014, compared to the same period in 2013, due primarily to an increase of income for CVSR and GenConn.

Interest Expense
Interest expense increased by $45 million during the six months ended June 30, 2014, compared to the same period in 2013, due primarily to an increase of $22 million in interest expense for the Marsh Landing and El Segundo projects in the Conventional segment which reached commercial operations in the second and third quarter of 2013, an increase in derivative interest expense of $15 million related to the Alpine interest rate swap, and an increase of $8 million in interest expense on the Company's revolving credit facility and Convertible Notes issued in February 2014.
Income Tax Expense
For the six months ended June 30, 2014, the Company recorded income tax expense of $5 million on pretax income of $65 million. The overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its 65.5% interest in NRG Yield LLC.
Pre-acquisition net income of Acquired ROFO Assets
For the six months ended June 30, 2014, the Company had an increase of $16 million in pre-acquisition net income of Acquired ROFO Assets primarily due to the El Segundo project, which reached commercial operations in the third quarter of 2013.
Income Attributable to NRG

Income attributable to NRG of $33 million represents NRG's 65.5% interest in NRG Yield LLC's net income during the six months ended June 30, 2014.

Liquidity and Capital Resources
The Company's principal liquidity requirements are to meet its financial commitments, finance current operations, fund capital expenditures, including acquisitions from time to time, and to service debt. Historically, the Company's predecessor operations were financed as part of NRG's integrated operations and largely relied on internally generated cash flows as well as corporate and/or project-level borrowings to satisfy its capital expenditure requirements. As a normal part of the Company's business, depending on market conditions, the Company will from time to time consider opportunities to repay, redeem, repurchase or refinance its indebtedness. Changes in the Company's operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause the Company to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.
Liquidity Position
As of June 30, 2014 and December 31, 2013, the Company's liquidity was approximately $560 million and $186 million, respectively, comprised of cash, restricted cash, and availability under the Company's revolving credit facility. The increase primarily relates to the available line of credit under the revolving credit facility. The Company's various financing arrangements are described in Note 8, Long-term Debt.
Management believes that the Company's liquidity position, cash flows from operations and availability under our revolving credit facility will be adequate to meet our financial commitments, operating and maintenance capital expenditures and debt service obligations.  Management continues to regularly monitor the Company's ability to finance the needs of its operating, financing and investing activity within the dictates of prudent balance sheet management.

Sources of Liquidity
The Company's principal sources of liquidity include cash on hand, cash generated from operations, borrowings under new and existing financing arrangements, including its revolving credit facility, and the issuance of additional equity securities as appropriate given market conditions. As described in Note 8, Long - Term Debt, the Company's financing arrangements consist of the convertible notes and project-level financings for its various assets.
In connection with the initial public offering of Class A common stock of NRG Yield, Inc., as further described in Note 1, Nature of Business, NRG Yield LLC and its direct wholly owned subsidiary, NRG Yield Operating LLC entered into a senior secured revolving credit facility, which provided a revolving line of credit of $60 million. On April 25, 2014, the Company amended its revolving credit facility to increase the available line of credit to $450 million and extend its maturity to April 2019. The revolving credit facility can be used for cash or for the issuance of letters of credit.

During the first quarter of 2014, the Company issued $345 million of Senior Notes, as described in Note 8, Long - Term Debt. The Convertible Notes are convertible, under certain circumstances, into the Company’s Class A common stock, cash or a combination thereof at an initial conversion price of $46.55 per Class A common share, which is equivalent to an initial conversion rate of approximately 21.4822 shares of Class A common stock per $1,000 principal amount of Senior Notes. The proceeds from the issuance were used to fund the purchase of the Acquired ROFO Assets, as well as general corporate purposes, including future acquisitions.
On July 29, 2014, the Company issued 12,075,000 Class A common shares for net proceeds, after underwriting discount and expenses, of $630 million. The proceeds are expected to be used to fund the acquisition of the Alta Wind Assets with the excess of the proceeds over the amount utilized for the acquisition available for general corporate purposes.
On August 5, 2014, NRG Yield Operating LLC issued $500 million of senior unsecured notes, or the Senior Notes, with the intention of utilizing the proceeds to fund the acquisition of the Alta Wind Assets. The Senior Notes bear interest at 5.375% and mature in 2024.
Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Note 8, Long - Term Debt; (ii) capital expenditures; and (iii) cash dividends to investors.
Capital Expenditures
The Company’s capital spending program is focused on growth capital expenditures, or construction of new assets and completing the construction of new assets where construction is in process, and maintenance capital expenditures, or costs to maintain the assets currently operating such as costs to replace or refurbish assets during routine maintenance. The Company develops annual capital spending plans based on projected requirements for maintenance capital and completion of facilities under construction.

For the six months ended June 30, 2014, the Company used approximately $29 million to fund capital expenditures, including maintenance capital expenditures of $5 million. Growth capital expenditures primarily relate to the construction of Marsh Landing and El Segundo.
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
On June 30, 2014, the Company acquired the following NRG facilities: TA High Desert, RE Kansas South, and El Segundo for total cash consideration of $357 million plus assumed project level debt.
Cash Dividends to Investors
The Company intends to use the amount of cash that it receives from its distributions from NRG Yield LLC to pay quarterly dividends to the holders of its Class A common stock. NRG Yield LLC intends to distribute to its unit holders in the form of a quarterly distribution all of the cash available for distribution that is generated each quarter less reserves for the prudent conduct of the business, including among others, maintenance capital expenditures to maintain the operating capacity of the assets. Cash available for distribution is defined as earnings before income taxes, depreciation and amortization, excluding contract amortization, cash interest paid, income taxes paid, maintenance capital expenditures, investments in unconsolidated affiliates, growth capital expenditures, net of capital and debt funding, and principal amortization of indebtedness, and including cash distributions from unconsolidated affiliates. Common stock dividends are subject to available capital, market conditions, and compliance with associated laws and regulations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.

The following table lists the dividends paid on the Company's Class A common stock during the six months ended June 30, 2014:

	Second Quarter 2014	First Quarter 2014
Dividends per share	$0.35	$0.33
The Company's Class A common stock dividends are subject to available capital, market conditions, and compliance with associated laws and regulations.
On July 29, 2014, the Company declared a quarterly dividend on Class A common stock of $0.365 per share payable on September 15, 2014 to shareholders of record as of September 2, 2014.
Cash Flow Discussion
The following table reflects the changes in cash flows for the comparative six month periods:

	2014	2013	Change
	(In millions)
Net cash provided by (used in) operating activities	$73	$(19)	$92
Net cash used in investing activities	(204)	(311)	107
Net cash provided by financing activities	159	326	(167)
Net Cash Provided By Operating Activities
Changes to net cash provided by (used in) operating activities were driven by:

(In millions)
Increase in operating income adjusted for non-cash items	$62
Changes in working capital	30
$92
Net Cash Provided By Investing Activities
Changes to net cash used in investing activities were driven by:

(In millions)
Payment to NRG for Acquired ROFO Assets	$(357)
Decrease in capital expenditures as most of the projects were placed in service in late 2012 or 2013	238
Increase in proceeds from renewable grants in the first half of 2014	113
Decrease in restricted cash, primarily for Marsh Landing	96
Other	17
$107
Net Cash Provided By Financing Activities
Changes in net cash provided by financing activities were driven by:

(In millions)
Prior year dividends and returns of capital to NRG, net of cash contributions from NRG	$140
Decrease in cash proceeds from issuance of long term debt, as well as higher principal payments in the first half of 2014 compared to the first half of 2013	(254)
Dividends and distributions paid in 2014	(44)
Increase in cash paid for deferred financing costs	(9)
$(167)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
The Company has no uncertain tax benefits. As of June 30, 2014, the Company has a cumulative NOL carry-forward balance of $173 million for financial statement purposes and does not anticipate any federal income tax payments for 2014. As a result of the Company's tax position, and based on current forecasts, the Company does not anticipate significant income tax payments for state and local jurisdictions in 2014.
Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of June 30, 2014, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. One of these investments is a variable interest entity for which the Company is not the primary beneficiary.
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $560 million as of June 30, 2014. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company. See also Note 5, Variable Interest Entities, or VIEs.
Contractual Obligations and Commercial Commitments
The Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to our capital expenditure programs, as disclosed in the Company's 2013 Form 10-K. See also Note 8, Long - Term Debt, for additional discussion of contractual obligations incurred during the six months ended June 30, 2014.
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
The tables below disclose the activities that include non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at June 30, 2014, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at June 30, 2014. For a full discussion of the Company's valuation methodology of its contracts, see Note 6, Fair Value of Financial Instruments.

Derivative Activity Gains/(Losses)	(In millions)
Fair value of contracts as of December 31, 2013	$(26)
Contracts realized or otherwise settled during the period	16
Changes in fair value	(38)
Fair value of contracts as of June 30, 2014	$(48)

	Fair Value of Contracts as of June 30, 2014
Fair value hierarchy Gains/(Losses)	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess 5 Years	Total Fair Value
	(In millions)
Level 2	$(28)	$(32)	$(2)	$15	$(47)
Level 3	(1)	—	—	—	(1)
Total	$(29)	$(32)	$(2)	$15	$(48)

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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would cause a change of approximately $1 million in the net value of derivatives as of June 30, 2014.
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
Commodity Price Risk
Commodity price risks result from exposures to changes in spot prices, forward prices, volatilities, and correlations between various commodities, such as natural gas, and emissions credits. The Company manages the commodity price risk of its merchant generation operations by entering into derivative or non-derivative instruments to hedge the variability in future cash flows from forecasted purchases of fuel. The portion of forecasted transactions hedged may vary based upon management's assessment of market, weather, operation and other factors.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would cause a change of approximately $1 million in the net value of derivatives as of June 30, 2014.
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
If all of the above swaps had been discontinued on June 30, 2014, the Company would have owed the counterparties $48 million. Based on the investment grade rating of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of June 30, 2014, a 1% change in interest rates would result in an approximately $2 million change in interest expense on a rolling twelve month basis.
As of June 30, 2014, the fair value of the Company's debt was $2,087 million and the carrying value was $1,999 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $119 million.
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
Changes in Internal Control over Financial Reporting
The Company is integrating certain business operations, information systems, processes and related internal control over financial reporting which will continue to the end of the fiscal year. The Company will assess the effectiveness of internal control over financial reporting as integration activities continue.

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
2.1	Purchase and Sale Agreement, dated as of May 5, 2014, by and between NRG Gas Development Company, LLC and NRG Yield Operating LLC.	Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 9, 2014.
2.2	Purchase and Sale Agreement, dated as of May 5, 2014, by and between NRG Solar PV LLC and NRG Yield Operating LLC.	Incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on May 9, 2014.
2.3	Purchase and Sale Agreement, dated as of May 5, 2014, by and between NRG Solar PV LLC and NRG Yield Operating LLC.	Incorporated by reference from Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on May 9, 2014.
2.4
Purchase and Sale Agreement, dated June 3, 2014, by and among NRG Yield, Inc., NRG Yield Operating LLC, Terra-Gen Finance Company, LLC, NTD AWAM Holdings, LLC, CHIPS Alta Wind X Holding Company, LLC and CHIPS Alta Wind XI Holding Company, LLC.
Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2014.
10.1
Amended and Restated Credit Agreement, dated April 25, 2014, by and among NRG Yield Operating LLC, NRG Yield LLC, Royal Bank of Canada, as Administrative Agent, the lenders party thereto, Royal Bank of Canada, Goldman Sachs Bank USA and Bank of America, N.A., as L/C Issuers and RBC Capital Markets as Sole Left Lead Arranger and Sole Left Lead Book Runner.
Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2014.
10.2
Credit Agreement, dated as of August 23, 2011, among NRG West Holdings LLC, ING Capital LLC, Union Bank, N.A., Mizuho Corporate Bank, Ltd., RBS Securities Inc., Credit Agricole Corporate and Investment Bank, and each of lenders and issuing banks thereto.*
Filed herewith
10.3	Amendment No. 1 dated October 7, 2011, by and between NRG West Holdings LLC and Credit Agricole Corporate and Investment Bank.	Filed herewith
10.4	Amendment No. 2 dated February 29, 2012, by and between NRG West Holdings LLC and Credit Agricole Corporate and Investment Bank.	Filed herewith
10.5	Amended and Restated Credit Agreement, dated July 17, 2014, by and among NRG Marsh Landing LLC, The Royal Bank of Scotland Plc, Deutsche Bank Trust Company Americas and the lenders party thereto.	Filed herewith
10.6
First Amendment to the Credit Agreement and Collateral Agency and Intercreditor Agreement, dated July 17, 2014, by and among NRG Marsh Landing LLC, The Royal Bank of Scotland Plc, Deutsche Bank Trust Company Americas and the lenders party thereto.
Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) certification of David Crane	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) certification of Kirkland Andrews	Filed herewith
31.3	Rule 13a-14(a)/15d-14(a) certification of Ronald Stark	Filed herewith
32	Section 1350 Certification	Filed herewith
101 INS	XBRL Instance Document	Filed herewith
101 SCH	XBRL Taxonomy Extension Schema	Filed herewith
101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101 PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

* This filing excludes schedules pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementary to the Securities and Exchange Commission upon request by the Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG YIELD, INC. (Registrant)

/s/ DAVID CRANE
David Crane
Chief Executive Officer (Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS
Kirkland B. Andrews
Chief Financial Officer (Principal Financial Officer)

/s/ RONALD B. STARK
Ronald B. Stark
Date: August 7, 2014	Chief Accounting Officer (Principal Accounting Officer)