Form 10-Q
period 2015-03-31
NRG Yield, Inc.
filed 2015-05-08
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2015

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
Yes ☐       No ☒
As of April 30, 2015, there were 34,586,250 shares of Class A common stock outstanding, par value $0.01 per share, and 42,738,750 shares of Class B common stock outstanding, par value $0.01 per share.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of NRG Yield, Inc., or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and the following:

•	The Company's ability to maintain and grow its quarterly dividend;

•	The Company's ability to successfully identify, evaluate and consummate acquisitions;

•	The Company's ability to acquire assets from NRG or third parties;

•	The Company's ability to raise additional capital due to its indebtedness, corporate structure, market conditions or otherwise;

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

•
Operating and financial restrictions placed on the Company and its subsidiaries that are contained in the project-level debt facilities and other agreements of certain subsidiaries and project-level subsidiaries generally and in the NRG Yield Operating LLC revolving credit facility and Senior Notes or the Company's convertible notes;

•	The Company's ability to implement the recapitalization; and

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2014 Form 10-K	NRG Yield, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014
Acquired ROFO Assets	The TA-High Desert, Kansas South and El Segundo projects, which were acquired from NRG on June 30, 2014
Alta Wind Portfolio	Seven wind facilities that total 947 MW located in Tehachapi, California and a portfolio of associated land leases
AOCL	Accumulated Other Comprehensive Loss
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
ASU	Accounting Standards Updates – updates to the ASC
Buffalo Bear	Buffalo Bear, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Buffalo Bear project
CAFD	Cash Available For Distribution
COD	Commercial Operations Date
Convertible Notes	NRG Yield, Inc.'s $345 million of 3.50% convertible notes due 2019
Distributed Solar	Solar power projects, typically less than 20 MW in size, that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
El Segundo	NRG West Holdings LLC, the subsidiary of Natural Gas Repowering LLC, which owns the El Segundo Energy Center project
EME	Edison Mission Energy
EME-NYLD-Eligible Assets	The Laredo Ridge, Tapestry and Walnut Creek projects, which were acquired from NRG on January 2, 2015
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
EWG	Exempt Wholesale Generator
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GenConn	GenConn Energy LLC
GHG	Greenhouse Gases
ISO	Independent System Operator, also referred to as Regional Transmission Organization, or RTO
Laredo Ridge	Laredo Ridge Wind, LLC, the operating subsidiary of Mission Wind Laredo, LLC, which owns the Laredo Ridge project
LIBOR	London Inter-Bank Offered Rate
Marsh Landing	NRG Marsh Landing LLC, formerly GenOn Marsh Landing LLC
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hour, net of internal/parasitic load megawatt-hour
MWt	Megawatts Thermal Equivalent
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG Yield, Inc. net of collateral
NOLs	Net Operating Losses
NRG	NRG Energy, Inc.
NRG RPV Holdco	NRG RPV Holdco 1 LLC
NRG Yield	Accounting predecessor, representing the combination of the projects that were acquired by NRG Yield LLC

NRG Yield, Inc.	NRG Yield, Inc., or the Company
NRG Yield LLC	The holding company through which the projects are owned by NRG, the holder of Class B common units, and NRG Yield, Inc., the holder of the Class A common units
NRG Yield Operating LLC	The holder of the project assets that belong to NRG Yield LLC
OCI/OCL	Other comprehensive income/loss
Pinnacle	Pinnacle Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Pinnacle project
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
PURPA	Public Utility Regulatory Policies Act of 1978
QF	Qualifying Facility under PURPA
Kansas South	NRG Solar Kansas South LLC, the operating subsidiary of NRG Solar Kansas South Holdings LLC, which owns the Kansas South project
ROFO Agreement	Right of First Offer Agreement between the Company and NRG
RTO	Renewable Transmission Originator
Senior Notes	NRG Yield Operating LLC's $500 million of 5.375% unsecured senior notes due 2024
TA High Desert	TA-High Desert LLC, the operating subsidiary of NRG Solar Mayfair LLC, which owns the TA High Desert project
Taloga	Taloga Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Taloga project
Tapestry	Collection of the Pinnacle, Buffalo Bear and Taloga projects
Thermal Business
The Company's thermal business, which consists of thermal infrastructure assets that provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units

U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the U.S.
Utility Scale Solar
Solar power projects, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level

VaR	Value at Risk
VIE	Variable Interest Entity
Walnut Creek	NRG Walnut Creek, LLC, the operating subsidiary of WCEP Holdings, LLC, which owns the Walnut Creek project

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
(In millions, except per share amounts)	2015	2014 (a)
Operating Revenues
Total operating revenues	$180	$140
Operating Costs and Expenses
Cost of operations	75	60
Depreciation and amortization	54	24
General and administrative — affiliate	3	2
Total operating costs and expenses	132	86
Operating Income	48	54
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	1	1
Other income, net	1	1
Interest expense	(70)	(27)
Total other expense, net	(68)	(25)
(Loss) Income Before Income Taxes	(20)	29
Income tax (benefit) expense	(4)	3
Net (Loss) Income	(16)	26
Less: Pre-acquisition net income of Acquired ROFO Assets	—	8
Net (Loss) Income Excluding Pre-acquisition Net Income of Acquired ROFO Assets	(16)	18
Less: Net (loss) income attributable to NRG (b)	(11)	14
Net (Loss) Income Attributable to NRG Yield, Inc.	$(5)	$4
(Loss) Earnings Per Share Attributable to NRG Yield, Inc. Class A Common Stockholders
Weighted average number of Class A common shares outstanding - basic and diluted	35	23
(Loss) Earnings per Weighted Average Class A Common Share - Basic and Diluted	$(0.15)	$0.18
Dividends Per Common Share	$0.39	$0.33

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
(b) The calculation of income attributable to NRG excludes pre-acquisition net income of the Acquired ROFO Assets.

See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended March 31,
	2015	2014 (a)
	(In millions)
Net (Loss) Income	$(16)	$26
Other Comprehensive Loss, net of tax
Unrealized loss on derivatives, net of income tax benefit of $8 and $0	(17)	(12)
Other comprehensive loss	(17)	(12)
Comprehensive (Loss) Income	(33)	14
Less: Pre-acquisition net income of Acquired ROFO Assets	—	8
Less: Comprehensive (loss) income attributable to NRG	(15)	9
Comprehensive Loss Attributed to NRG Yield, Inc.	$(18)	$(3)

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014 (a)
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$114	$406
Restricted cash	46	45
Accounts receivable — trade	63	85
Inventory	27	27
Derivative instruments	8	—
Notes receivable	7	6
Deferred income taxes	10	16
Prepayments and other current assets	18	21
Total current assets	293	606
Property, plant and equipment
In service	4,804	4,796
Under construction	17	8
Total property, plant and equipment	4,821	4,804
Less accumulated depreciation	(391)	(338)
Net property, plant and equipment	4,430	4,466
Other Assets
Equity investments in affiliates	188	227
Notes receivable	15	15
Intangible assets, net of accumulated amortization of $55 and $40	1,403	1,423
Derivative instruments	—	2
Deferred income taxes	143	118
Other non-current assets	123	108
Total other assets	1,872	1,893
Total Assets	$6,595	$6,965

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2015	December 31, 2014 (a)
LIABILITIES AND STOCKHOLDERS’ EQUITY	(In millions, except share information)
Current Liabilities
Current portion of long-term debt	$218	$214
Accounts payable	33	20
Accounts payable — affiliate	46	46
Derivative instruments	48	48
Accrued expenses and other current liabilities	44	61
Total current liabilities	389	389
Other Liabilities
Long-term debt	4,719	4,573
Derivative instruments	97	69
Other non-current liabilities	49	49
Total non-current liabilities	4,865	4,691
Total Liabilities	5,254	5,080
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.01 par value; 500,000,000 shares authorized; 34,586,250 shares issued at March 31, 2015 and December 31, 2014	—	—
Class B common stock, $0.01 par value; 500,000,000 shares authorized; 42,738,750 shares issued at March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	1,235	1,240
Accumulated (deficit) earnings	(2)	3
Accumulated other comprehensive loss	(23)	(9)
Noncontrolling interest	131	651
Total Stockholders' Equity	1,341	1,885
Total Liabilities and Stockholders' Equity	$6,595	$6,965

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2015	2014 (a)
	(In millions)
Cash Flows from Operating Activities
Net (loss) income	$(16)	$26
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Distributions in excess of equity in earnings of unconsolidated affiliates	36	1
Depreciation and amortization	54	24
Amortization of financing costs and debt discount/premiums	3	1
Amortization of intangibles and out-of-market contracts	12	1
Changes in deferred income taxes	(4)	3
Changes in derivative instruments	(2)	—
Changes in other working capital	(5)	(31)
Net Cash Provided by Operating Activities	78	25
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(490)	—
Capital expenditures	(3)	(22)
(Increase) decrease in restricted cash	(1)	34
Decrease in notes receivable	2	3
Proceeds from renewable energy grants	—	96
Investments in unconsolidated affiliates	3	3
Other	—	11
Net Cash (Used in) Provided By Investing Activities	(489)	125
Cash Flows from Financing Activities
Distributions and return of capital to NRG	—	(23)
Payment of dividends and distributions to shareholders	(30)	(22)
Proceeds from issuance of long-term debt — external	210	374
Payment of debt issuance costs	—	(8)
Payments for long-term debt — external	(61)	(96)
Net Cash Provided by Financing Activities	119	225
Net (Decrease) Increase in Cash and Cash Equivalents	(292)	375
Cash and Cash Equivalents at Beginning of Period	406	59
Cash and Cash Equivalents at End of Period	$114	$434

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business
NRG Yield, Inc., or the Company, is a dividend growth-oriented company formed as a Delaware corporation on December 20, 2012, to serve as the primary vehicle through which NRG owns, operates and acquires contracted renewable and conventional generation and thermal infrastructure assets.
The Company used the net proceeds from its initial public offering of Class A common stock on July 22, 2013 to acquire 100% of the Class A units of NRG Yield LLC, including a controlling interest through its position as managing member. NRG Yield LLC, through its wholly owned subsidiary, NRG Yield Operating LLC, is a holder of a portfolio of contracted renewable and conventional generation and thermal infrastructure assets, primarily located in the Northeast, Southwest and California regions of the U.S.
On July 29, 2014, the Company issued additional shares of Class A common stock and utilized the proceeds of the offering to acquire additional Class A units of NRG Yield LLC increasing its ownership to 44.7%. As of March 31, 2015, the Company continues to own 44.7% of NRG Yield LLC, and consolidates the results of NRG Yield LLC through its controlling interest, with NRG's 55.3% interest shown as noncontrolling interest in the financial statements. The holders of the Company's outstanding shares of Class A common stock are entitled to dividends. NRG receives its distributions from NRG Yield LLC through its ownership of NRG Yield LLC Class B units.
The following table represents the structure of the Company as of March 31, 2015:

As of March 31, 2015, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Conventional
GenConn Middletown	49.95%	95	Connecticut Light & Power	2041
GenConn Devon	49.95%	95	Connecticut Light & Power	2040
Marsh Landing	100%	720	Pacific Gas and Electric	2023
El Segundo	100%	550	Southern California Edison	2023
Walnut Creek	100%	485	Southern California Edison	2023
		1,945
Utility Scale Solar
Alpine	100%	66	Pacific Gas and Electric	2033
Avenal	49.95%	23	Pacific Gas and Electric	2031
Avra Valley	100%	25	Tucson Electric Power	2032
Blythe	100%	21	Southern California Edison	2029
Borrego	100%	26	San Diego Gas and Electric	2038
Roadrunner	100%	20	El Paso Electric	2031
CVSR	48.95%	122	Pacific Gas and Electric	2038
Kansas South	100%	20	Pacific Gas and Electric	2033
TA High Desert	100%	20	Southern California Edison	2033
		343
Distributed Solar
AZ DG Solar Projects	100%	5	Various	2025 - 2033
PFMG DG Solar Projects	51%	5	Various	2032
		10
Wind
Alta I	100%	150	Southern California Edison	2035
Alta II	100%	150	Southern California Edison	2035
Alta III	100%	150	Southern California Edison	2035
Alta IV	100%	102	Southern California Edison	2035
Alta V	100%	168	Southern California Edison	2035
Alta X	100%	137	Southern California Edison	2038(c)
Alta XI	100%	90	Southern California Edison	2038(c)
South Trent	100%	101	AEP Energy Partners	2029
Laredo Ridge	100%	80	Nebraska Public Power District	2031
Taloga	100%	130	Oklahoma Gas & Electric	2031
Pinnacle	100%	55	Maryland Department of General Services and University System of Maryland	2031
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
		1,332
Thermal
Thermal equivalent MWt(b)	100%	1,310	Various	Various
Thermal generation	100%	123	Various	Various

Total net capacity (excluding equivalent MWt)		3,753

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of March 31, 2015.
(b) For thermal energy, net capacity represents MWt for steam or chilled water and excludes 134 MWt available under the right-to-use provisions contained in agreements between two of NRG Yield, Inc.'s thermal facilities and certain of its customers.
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
In connection with the initial public offering, the Company entered into a management services agreement with NRG for various services, including human resources, accounting, tax, legal, information systems, treasury, and risk management. Costs incurred by the Company under this agreement were $3 million and $2 million for the three months ended March 31, 2015, and 2014, respectively, which included certain direct expenses incurred by NRG on behalf of the Company.
Stockholders' equity represents the equity associated with the Class A common stockholders, with the equity associated with the Class B common stockholders, or NRG, classified as noncontrolling interest.
As described in Note 3, Business Acquisitions, on June 30, 2014, NRG Yield Operating LLC acquired the TA High Desert, Kansas South, and El Segundo projects from NRG for total cash consideration of $357 million plus assumed project level debt. Additionally, on January 2, 2015, NRG Yield Operating LLC acquired the Laredo Ridge, Tapestry, and Walnut Creek projects for total cash consideration of $489 million, including $9 million for working capital, plus assumed debt of $737 million. These acquisitions were accounted for as transfers of entities under common control. The guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its consolidated financial statements to reflect the transfer as if it had taken place from the beginning of the financial statements period, or from the date the entities were under common control, which was May 13, 2013, for Kansas South, March 28, 2013, for TA High Desert, and April 1, 2014, for Laredo Ridge, the Tapestry projects and Walnut Creek, which represent the dates these entities were acquired by NRG.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission’s, or SEC’s, regulations for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company’s annual financial statements for the year ended December 31, 2014. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of March 31, 2015, and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2015, and 2014.
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
Noncontrolling Interest
The following table reflects the changes in the Company's noncontrolling interest balance:

(In millions)
Balance as of December 31, 2014 (as previously reported)	$246
Net Assets of acquired EME-NYLD-Eligible Assets as of December 31, 2014	405
Balance as of December 31, 2014 (as currently reported)	651
Payment to NRG for acquired EME-NYLD-Eligible Assets	(489)
Comprehensive loss	(15)
Non-cash contributions	1
Cash distributions to NRG	(17)
Balance as of March 31, 2015	$131

On January 2, 2015, the Company acquired the Laredo Ridge, Tapestry, and Walnut Creek projects, as discussed in Note 3, Business Acquisitions. The difference between the cash paid and historical value of entities' net assets of $61 million, as well as $23 million of AOCL, were recorded as a distribution to NRG and reduced the balance of its noncontrolling interest. In addition, as the Laredo Ridge, Tapestry, and Walnut Creek projects were owned by NRG until January 2, 2015, the pre-acquisition earnings of such projects are recorded as attributable to NRG's noncontrolling interest.
Distributions
On February 17, 2015, NRG Yield LLC declared a distribution on its Class A and Class B units of $0.39 per unit, which was paid on March 16, 2015. The portion of the distributions paid by NRG Yield LLC to NRG was recorded as a reduction to the Company's noncontrolling interest balance.
Recent Accounting Developments
ASU 2015-03 — In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU No. 2015-03.  The amendments of ASU No. 2015-03 were issued to reduce complexity in the balance sheet presentation of debt issuance costs.  ASU No. 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard.  The guidance in ASU No. 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption is permitted for financial statements that have not been previously issued.  The adoption of this standard is not expected to have a material impact on the Company's balance sheets on a gross basis and will have no impact on net assets.

ASU 2015-02 — In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU No. 2015-02. The amendments of ASU No. 2015-02 were issued in an effort to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity's voting rights; or (3) the exposure to a majority of the legal entity's economic benefits. ASU No. 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The guidance in ASU No. 2015-02 is effective for periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the standard effective January 1, 2015 and the adoption of this standard did not impact the Company's results of operations, cash flows or financial position.
ASU 2014-16 — In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, or ASU No. 2014-16. The amendments of ASU No. 2014-16 clarify how U.S. GAAP should be applied in determining whether the nature of a host contract is more akin to debt or equity and in evaluating whether the economic characteristics and risks of an embedded feature are "clearly and closely related" to its host contract. The guidance in ASU No. 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company adopted the standard effective January 1, 2015 and the adoption of this standard did not impact the Company's results of operations, cash flows or financial position.
ASU 2014-09 — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU No. 2014-09.  The amendments of ASU No. 2014-09 complete the joint effort between the FASB and the International Accounting Standards Board, or IASB, to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards, or IFRS, and to improve financial reporting.  The guidance in ASU No. 2014-09 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes the following steps to be applied by an entity: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies the performance obligation.  The guidance of ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early adoption is not permitted.  The Company is currently evaluating the impact of the standard on the Company's results of operations, cash flows and financial position.

Note 3 — Business Acquisitions
2015 Acquisitions

EME-NYLD-Eligible Assets from NRG — On January 2, 2015, NRG Yield Operating LLC acquired the following projects from NRG: (i) Laredo Ridge, an 80 MW wind facility located in Petersburg, Nebraska, (ii) the Tapestry projects, which include Buffalo Bear, a 19 MW wind facility in Buffalo, Oklahoma; Taloga, a 130 MW wind facility in Putnum, Oklahoma; and Pinnacle, a 55 MW wind facility in Keyser, West Virginia, and (iii)  Walnut Creek, a 485 MW natural gas facility located in City of Industry, California, for total cash consideration of $489 million, including $9 million for working capital, plus assumed project-level debt of $737 million. NRG Yield Operating LLC funded the acquisition with cash on hand and drawings under its revolving credit facility. The assets and liabilities transferred to NRG Yield Operating LLC relate to interests under common control by NRG and accordingly, were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid and historical value of the entities' equity of $61 million, as well as $23 million of AOCL, were recorded as a distribution to NRG and reduced the balance of its noncontrolling interest. Since the transaction constituted a transfer of assets under common control, the guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. NRG acquired the majority of EME's assets, including Laredo Ridge, the Tapestry projects and Walnut Creek, on April 1, 2014.

The following table presents historical information summary combining the financial information for the EME-NYLD-Eligible Assets transferred in connection with the acquisition:

	December 31, 2014
	As Previously Reported	Walnut Creek	Tapestry	Laredo Ridge	As Currently Reported
		(In millions)
Current assets	$539	$46	$14	$7	$606
Property, plant and equipment	3,487	575	286	118	4,466
Non-current assets	1,726	57	61	49	1,893
Total assets	5,752	678	361	174	6,965

Debt	4,050	437	192	108	4,787
Other current and non-current liabilities	222	62	5	4	293
Total liabilities	4,272	499	197	112	5,080
Net Assets	$1,480	$179	$164	$62	$1,885
Supplemental Pro Forma Information

As described above, the Company's acquisition of the EME-NYLD-Eligible Assets was accounted for as a transfer of entities under common control and all periods were retrospectively adjusted to reflect the entities as if they were transferred on the date the entities were under common control, which was April 1, 2014, the date NRG acquired Walnut Creek, Laredo Ridge and the Tapestry projects. The following unaudited supplemental pro forma information represents the results of operations as if the Company had acquired the EME-NYLD-Eligible Assets on January 1, 2014, including the impact of acquisition accounting with respect to NRG's acquisition of the projects. While the financial statements have been retrospectively adjusted, all net income or losses prior to the Company's acquisition of the projects is reflected as attributable to NRG and accordingly, no pro forma impact to earnings per Class A common share was calculated.

For the three months ended
(In millions)	March 31, 2014

Operating revenues	$166
Net income	23
Since the acquisition date, the EME-NYLD-Eligible Assets contributed $38 million in operating revenues and $11 million in net income.

The following other acquisitions occurred in 2015 with a total purchase price of approximately $41 million, including $1 million paid for University of Bridgeport upon signing of the purchase agreement in the first quarter of 2015.

University of Bridgeport Fuel Cell — On April 30, 2015, the Company completed the acquisition of the University of Bridgeport Fuel Cell project in Bridgeport, CT from FuelCell Energy, Inc. The project will add an additional 1.4 MW of thermal capacity with a 12 year contract, with the option for a 7-year extension.

Spring Canyon Acquisition — On May 7, 2015, NRG Yield Operating LLC acquired a majority interest in Spring Canyon II, a 34 MW wind facility, and Spring Canyon III, a 29 MW wind facility, each located in Logan County, Colorado, from Invenergy Wind Global LLC. The purchase price was funded with cash on hand. Power generated by Spring Canyon II and Spring Canyon III is sold to Platte River Power Authority under long-term PPAs with approximately 25 years of remaining contract life.

2014 Acquisitions

Alta Wind Portfolio Acquisition — On August 12, 2014, the Company acquired 100% of the membership interests of Alta Wind Asset Management Holdings, LLC, Alta Wind Company, LLC, Alta Wind X Holding Company, LLC and Alta Wind XI Holding Company, LLC, which collectively own seven wind facilities that total 947 MW located in Tehachapi, California, and a portfolio of associated land leases, or the Alta Wind Portfolio. Power generated by the Alta Wind Portfolio is sold to Southern California Edison under long-term PPAs, with 21 years of remaining contract life for Alta I-V. The Alta X and XI PPAs begin in 2016 with a term of 22 years and currently sell energy and renewable energy credits on a merchant basis.
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
The acquisition was recorded as a business combination under ASC 805, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date. The initial accounting for the business combination is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocation of the purchase price may be modified up to one year from the date of the acquisition as more information is obtained about the fair value of assets acquired and liabilities assumed. The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of December 31, 2014, as well as adjustments made through March 31, 2015.
The purchase price of $923 million was provisionally allocated as follows:

	Acquisition Date Fair Value at December 31, 2014	Measurement period adjustments	Revised Acquisition Date
	(In millions)
Assets
Cash	$22	$—	$22
Current and non-current assets	49	(2)	47
Property, plant and equipment	1,304	6	1,310
Intangible assets	1,177	(6)	1,171
Total assets acquired	2,552	(2)	2,550

Liabilities
Debt	1,591	—	1,591
Current and non-current liabilities	38	(2)	36
Total liabilities assumed	1,629	(2)	1,627
Net assets acquired	$923	$—	$923
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

Acquired ROFO Assets — On June 30, 2014, NRG Yield Operating LLC acquired from NRG: (i) El Segundo, a 550 MW fast-start, gas-fired facility located in Los Angeles County, California; (ii) TA High Desert, a 20 MW solar facility located in Los Angeles County, California; and (iii) Kansas South, a 20 MW solar facility located in Kings County, California. The Company paid total cash consideration of $357 million, which represents a base purchase price of $349 million and $8 million of working capital adjustments. In addition, the acquisition included the assumption of $612 million in project-level debt. The assets and liabilities transferred to the Company relate to interests under common control by NRG and accordingly, were recorded at historical cost in accordance with ASC 805-50. The difference between the cash proceeds and historical value of the net assets was recorded as a distribution to NRG and reduced the balance of its noncontrolling interest. Since the transaction constituted a transfer of entities under common control, the guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its consolidated financial statements to reflect the transfer as if it had taken place from the beginning of the financial statements period, or from the date the entities were under common control, which was May 13, 2013, for Kansas South, March 28, 2013, for TA High Desert, which represent the dates these entities were acquired by NRG and January 1, 2014, which represents the beginning of the financial statements period.
The following table presents a historical information summary combining the financial information for the Acquired ROFO Assets transferred in connection with the acquisition:

	Three months ended March 31, 2014
	As Previously Reported	Kansas South	TA High Desert	El Segundo	As Currently Reported

Operating revenues	$110	$1	$1	$28	$140
Operating income	38	—	—	16	54
Net income	$18	$(1)	$(1)	$10	$26

Note 4 — Property, Plant and Equipment
The Company’s major classes of property, plant, and equipment were as follows:

	March 31, 2015	December 31, 2014	Depreciable Lives
	(In millions)
Facilities and equipment	$4,717	$4,709	2 - 33 Years
Land and improvements	87	87
Construction in progress	17	8
Total property, plant and equipment	4,821	4,804
Accumulated depreciation	(391)	(338)
Net property, plant and equipment	$4,430	$4,466

Note 5 — Variable Interest Entities, or VIEs
GenConn Energy LLC — The Company has a 49.95% interest in GCE Holding LLC, the owner of GenConn, which owns and operates two 190 MW peaking generation facilities in Connecticut at the Devon and Middletown sites. Each of these facilities was constructed pursuant to a 30-year cost of service type contract with the Connecticut Light & Power Company. GenConn is considered a VIE under ASC 810, however the Company is not the primary beneficiary, and accounts for its investment under the equity method.
The project was funded through equity contributions from the owners and non-recourse, project-level debt. As of March 31, 2015, the Company's investment in GenConn was $112 million and its maximum exposure to loss is limited to its equity investment. On September 17, 2013, GenConn refinanced its existing project financing facility. The refinanced facility is comprised of a $237 million note with an interest rate of 4.73% and a maturity date of July 2041 and a 5-year, $35 million working capital facility that matures in 2018 which can be used to issue letters of credit at an interest rate of 1.875% per annum. As of March 31, 2015, $224 million was outstanding under the note and nothing was drawn on the working capital facility. The refinancing is secured by all of the GenConn assets.
The following table presents summarized financial information for GCE Holding LLC:

	Three months ended March 31,
	2015	2014
Income Statement Data:	(In millions)
Operating revenues	$22	$26
Operating income	9	10
Net income	$6	$7

	March 31, 2015	December 31, 2014
Balance Sheet Data:	(In millions)
Current assets	$30	$33
Non-current assets	429	438
Current liabilities	16	20
Non-current liabilities	$219	$223
NRG RPV Holdco 1 LLC — On April 9, 2015, NRG Yield RPV Holding LLC, a subsidiary of the Company, and NRG Residential Solar Solutions LLC, a subsidiary of NRG, entered into a partnership that will invest in and hold operating portfolios of residential solar assets developed by NRG Home Solar, a subsidiary of NRG, including: (i) an existing, unlevered portfolio of over 2,200 leases across nine states representing approximately 17 MW with a weighted average remaining lease term of approximately 17 years; (ii) an in-development, tax equity financed portfolio of between 6,000 to 7,000 leases across at least ten states representing approximately 48 MW with a lease term of 20 years; and (iii) an in-development tax equity financed portfolio of 5,500 to 6,500 leases representing approximately 42 MW with a lease term of 20 years. Through the partnership, the Company will invest equity in NRG RPV Holdco and receive an allocation of 95% of the partnership's taxable income and cash distributions over the contracted life of the investments. NRG will retain a 5% residual economic interest in the portfolio and will act as managing member of the partnership. The Company has committed to invest up to an additional $150 million of cash contributions with respect to the tax equity financed portfolios into the partnership over time and expects to realize an average unlevered CAFD yield of approximately 7.5% over the contracted life of these investments. Once the Company reaches its expected return on its investment, which is expected to be achieved consistent with the expiry of the remaining lease term, allocations of taxable income and cash distributions thereafter will be 95% to NRG and 5% to the Company.
The Company invested $26 million in NRG RPV Holdco in April 2015 related to the existing, unlevered portfolio of leases. The Company also invested $7 million of the $150 million investment in the tax equity financed portfolios. Its maximum exposure will be limited to its equity investment. NRG RPV Holdco is considered a VIE under ASC 810, however the Company is not the primary beneficiary, and will account for its investment under the equity method.

Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accounts payable — affiliate, accrued expenses and other liabilities, the carrying amount approximates fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of March 31, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In millions)
Assets:
Notes receivable, including current portion	$22	$22	$21	$21
Liabilities:
Long-term debt, including current portion	$4,937	$5,037	$4,787	$4,873
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
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

As of March 31, 2015
Fair Value (a)
(In millions)	Level 2
Derivative assets:
Commodity contracts	$8
Interest rate contracts	—
Total assets	8
Derivative liabilities:
Commodity contracts	3
Interest rate contracts	142
Total liabilities	$145
(a) There were no assets or liabilities classified as Level 1 or Level 3 as of March 31, 2015.

As of December 31, 2014
Fair Value (a)
(In millions)	Level 2
Derivative assets:
Commodity contracts	$—
Interest rate contracts	2
Total assets	2
Derivative liabilities:
Commodity contracts	3
Interest rate contracts	114
Total liabilities	$117
(a) There were no assets or liabilities classified as Level 1 or Level 3 as of December 31, 2014.
Derivative Fair Value Measurements
A majority of the Company's contracts are non-exchange-traded and valued using prices provided by external sources. For the Company’s energy markets, management receives quotes from multiple sources. To the extent that multiple quotes are received, the prices reflect the average of the bid-ask mid-point prices obtained from all sources believed to provide the most liquid market for the commodity. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of March 31, 2015, there were no contracts valued with prices provided by models and other valuation techniques.
The fair value of each contract is discounted using a risk free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is calculated based on credit default swaps. To the extent that the net exposure is an asset, the Company uses the counterparty’s default swap rate. If the exposure is a liability, the Company uses its default swap rate. The credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of March 31, 2015, the credit reserve resulted in a $3 million increase in fair value which is composed of a $2 million gain in OCI and a $1 million gain in interest expense. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
Concentration of Credit Risk
In addition to the credit risk discussion as disclosed in Note 2, Summary of Significant Accounting Policies, to the Company's audited consolidated financial statements included in the Company's 2014 Form 10-K, the following item is a discussion of the concentration of credit risk for the Company's financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; (ii) a daily monitoring of counterparties' credit limits; (iii) the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties.
Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including solar and other PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of March 31, 2015, credit risk exposure to these counterparties attributable to the Company's ownership interests was approximately $2.3 billion for the next five years. The majority of these power contracts are with utilities with strong credit quality and public utility commission or other regulatory support, as further described in Note 11, Segment Reporting to the Company's audited consolidated financial statements included in the Company's 2014 Form 10-K. However, such regulated utility counterparties can be impacted by changes in government regulations, which the Company is unable to predict.

Note 7 — Accounting for Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Note 7, Accounting for Derivative Instruments and Hedging Activities, to the Company's audited consolidated financial statements included in the Company's 2014 Form 10-K.
Energy-Related Commodities
As of March 31, 2015, the Company had forward contracts with an NRG subsidiary hedging the sale of power from Alta X and Alta XI extending through the end of 2015 and forward contracts for the purchase of fuel commodities relating to the forecasted usage of the Company’s district energy centers extending through 2017.  Total unrealized revenue recorded in connection with the power sale hedging transaction with the NRG subsidiary was $7 million and is recorded in derivative assets and liabilities as of March 31, 2015. At March 31, 2015, these contracts were not designated as cash flow or fair value hedges.

Interest Rate Swaps
As of March 31, 2015, the Company had interest rate derivative instruments on non-recourse debt extending through 2031, most of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company's open derivative transactions broken out by commodity as of March 31, 2015, and December 31, 2014.

		Total Volume
		March 31, 2015	December 31, 2014
Commodity	Units	(In millions)
Power	MWh	(1)	—
Natural Gas	MMBtu	3	2
Interest	Dollars	$2,779	$2,817

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$—	$39	$40
Interest rate contracts long-term	—	2	66	49
Total Derivatives Designated as Cash Flow Hedges	—	2	105	89
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	—	—	6	5
Interest rate contracts long-term	—	—	31	20
Commodity contracts current	8	—	3	3
Total Derivatives Not Designated as Cash Flow Hedges	8	—	40	28
Total Derivatives	$8	$2	$145	$117

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of March 31, 2015, there was no outstanding collateral paid or received. The following table summarizes the offsetting of derivatives by counterparty master agreement level:

	Gross Amounts Not Offset in the Statement of Financial Position
As of March 31, 2015	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative assets	$8	$(1)	$7
Derivative liabilities	(3)	1	(2)
Total commodity contracts	5	—	5
Interest rate contracts:
Derivative assets	—	—	—
Derivative liabilities	(142)	—	(142)
Total interest rate contracts	(142)	—	(142)
Total derivative instruments	$(137)	$—	$(137)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2014	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative assets	$—	$—	$—
Derivative liabilities	(3)	—	(3)
Total commodity contracts	(3)	—	(3)
Interest rate contracts:
Derivative assets	2	(2)	—
Derivative liabilities	(114)	2	(112)
Total interest rate contracts	(112)	—	(112)
Total derivative instruments	$(115)	$—	$(115)
Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL, balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Three months ended March 31,
	2015	2014
	(In millions)
Accumulated OCL beginning balance	$(52)	$—
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	2	3
Mark-to-market of cash flow hedge accounting contracts	(19)	(15)
Accumulated OCL ending balance, net of income tax benefit of $14 and $1, respectively	$(69)	$(12)
Accumulated OCL attributable to NRG	(46)	(7)
Accumulated OCL attributable to NRG Yield, Inc.	$(23)	$(5)
Losses expected to be realized from OCL during the next 12 months, net of income tax benefit of $3	$(13)
Amounts reclassified from accumulated OCL into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded to interest expense. There was no ineffectiveness for the three months ended March 31, 2015, and 2014.
Impact of Derivative Instruments on the Statements of Operations
The Company has interest rate derivative instruments that are not designated as cash flow hedges as well as ineffectiveness on cash flow hedge derivatives. The effect of interest rate hedges is recorded to interest expense. For the three months ended March 31, 2015, and 2014, the impact to the consolidated statements of operations was a loss of $12 million and $3 million, respectively.

A portion of the Company’s derivative commodity contracts relate to its Thermal Business for the purchase of fuel commodities based on the forecasted usage of the thermal district energy centers. Realized gains and losses on these contracts are reflected in the fuel costs that are permitted to be billed to customers through the related customer contracts or tariffs and accordingly, no gains or losses are reflected in the statement of operations for these contracts. Commodity contracts also hedge the forecasted sale of power for Alta X and Alta XI until the start of the PPA’s on January 1, 2016. The effect of these commodity hedges is recorded to operating revenues. For the three months ended March 31, 2015, and 2014, the impact to the consolidated statements of operations was a gain of $7 million and $0 million, respectively.
See Note 6, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 8 — Long-term Debt
This footnote should be read in conjunction with the complete description under Note 9, Long-term Debt, to the Company's 2014 Form 10-K. Long-term debt consisted of the following:

	March 31, 2015	December 31, 2014	Interest rate % (a)
	(In millions, except rates)
Convertible Notes, due 2019 (b)	$327	$326	3.500
Senior Notes, due 2024	500	500	5.375
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility, due 2019	195	—	L+2.25
Project-level debt:
Alta Wind I, lease financing arrangement, due 2034	261	261	7.015
Alta Wind II, lease financing arrangement, due 2034	205	205	5.696
Alta Wind III, lease financing arrangement, due 2034	212	212	6.067
Alta Wind IV, lease financing arrangement, due 2034	138	138	5.938
Alta Wind V, lease financing arrangement, due 2035	220	220	6.071
Alta Wind X, due 2021	300	300	L+2.00
Alta Wind XI, due 2021	191	191	L+2.00
Alta Realty Investments, due 2031	33	34	7.00
Alta Wind Asset Management, due 2031	19	20	L+2.375
NRG West Holdings LLC, due 2023 (El Segundo Energy Center)	484	506	L+2.25 - L+2.875
NRG Marsh Landing LLC, due 2017 and 2023	457	464	L+1.75 - L+1.875
Walnut Creek Energy, due 2023	384	391	L+1.625
Tapestry Wind LLC, due 2021	188	192	L+1.625
NRG Solar Alpine LLC, due 2014 and 2022	162	163	L+1.75
NRG Energy Center Minneapolis LLC, due 2017 and 2025	119	121	5.95 -7.25
Laredo Ridge LLC, due 2026	107	108	L+1.875
NRG Solar Borrego LLC, due 2025 and 2038	75	75	L+ 2.50/5.65
South Trent Wind LLC, due 2020	65	65	L+2.75
NRG Solar Avra Valley LLC, due 2031	63	63	L+1.75
TA High Desert LLC, due 2020 and 2032	55	55	L+2.50/5.15
WCEP Holdings LLC, due 2023	46	46	L+3.00
NRG Roadrunner LLC, due 2031	42	42	L+2.01
NRG Solar Kansas South LLC, due 2031	35	35	L+2.00
NRG Solar Blythe LLC, due 2028	22	22	L+2.75
PFMG and related subsidiaries financing agreement, due 2030	31	31	6.00
NRG Energy Center Princeton LLC, due 2017	1	1	5.95
Subtotal project-level debt:	3,915	3,961
Total debt	4,937	4,787
Less current maturities	218	214
Total long-term debt	$4,719	$4,573

(a) As of March 31, 2015, L+ equals 3 month LIBOR plus x%, except for the NRG West Holdings LLC term loan, NRG Marsh Landing term loan, Walnut Creek term loan, and the Revolving Credit Facility where L+ equals 1 month LIBOR plus x% and Kansas South where L+ equals 6 month LIBOR plus x%.
(b) Net of discount of $18 million and $19 million as of March 31, 2015 and December 31, 2014, respectively.
The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of March 31, 2015, the Company was in compliance with all of the required covenants.

The discussion below lists changes to or additions of long term debt for the three months ended March 31, 2015.
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility
On January 2, 2015, the Company borrowed $210 million under its revolving credit facility to fund the acquisition of Walnut Creek, Laredo Ridge and the Tapestry projects. On February 2, 2015, the Company made an optional repayment of $15 million.
Laredo Ridge
On July 27, 2010, Laredo Ridge entered into a credit agreement with a group of lenders for a $75 million construction loan that was convertible to a term loan upon completion of the project, a $53 million cash grant loan and a $3 million working capital loan facility. The project met the conditions to convert to a term loan on March 18, 2011. The cash grant loan was repaid in July 2011 with proceeds of the cash grant. The credit agreement also included a letter of credit facility on behalf of Laredo Ridge of up to $9 million. Laredo Ridge paid a fee equal to the applicable margin on issued letters of credit.
On December 17, 2014, Laredo Ridge amended the credit agreement to increase its term loan borrowings by an additional $41 million to reduce the working capital facility by $1 million, to increase the letter of credit facility by $1 million and to reduce the related interest rate to LIBOR plus 1.875% through December 31, 2018, LIBOR plus 2.125% from January 1, 2019 through December 31, 2023 and LIBOR plus 2.375% from January 1, 2024 through the maturity date. The fee on the working capital facility was reduced to 0.5%. In addition, the maturity date was extended to March 31, 2028. The proceeds were utilized to make a distribution of $33 million to NRG Wind LLC, an NRG subsidiary, with the remaining $8 million utilized to fund the costs of the amendment. As of March 31, 2015, $107 million was outstanding under the term loan, nothing was outstanding under the working capital facility, and $10 million of letters of credit in support of the project were issued.
In connection with the amendment to the credit agreement, Laredo Ridge entered into a series of fixed for floating interest rate swaps that would fix the interest rate for a minimum of 75% of the outstanding notional amount. Laredo Ridge pays its counterparty the equivalent of a 2.31% fixed interest payment on a predetermined notional value, and quarterly, Laredo Ridge will receive the equivalent of a floating interest payment based on the three-month LIBOR calculated on the same notional value through December 31, 2028. All interest rate swap payments by Laredo Ridge and its counterparties are made quarterly and LIBOR is determined in advance of each interest period.
Tapestry Wind LLC
On December 21, 2011, Tapestry Wind LLC entered into a credit agreement with a group of lenders for a $214 million term loan and an $8 million working capital loan facility. The term loan matures in December 2021. It is secured by Tapestry Wind LLC's interest in the Buffalo Bear, Taloga, and Pinnacle projects. The term loan amortizes based upon a predetermined schedule. The working capital facility is available to fund the operating needs of Tapestry Wind LLC. The commitment fee on this facility is 0.75%. The credit agreement also includes a letter of credit facility on behalf of Tapestry Wind LLC of up to $20 million. Tapestry Wind LLC pays a fee equal to the applicable margin on issued letters of credit.
Under the terms of the agreement, Tapestry Wind LLC entered into a series of fixed for floating interest rate swaps that would fix the interest rate for a minimum of 90% of the outstanding notional amount. Tapestry Wind LLC will pay its counterparty the equivalent of a 2.21% fixed interest payment on a predetermined notional value, and quarterly, Tapestry will receive the equivalent of a floating interest payment based on a three-month LIBOR calculated on the same notional value through December 21, 2021. All interest rate swap payments by Tapestry Wind LLC and its counterparties are made quarterly and the LIBOR is determined in advance of each interest period. Swaps became effective December 30, 2011, and amortize in proportion to the term loan. At the same time Tapestry Wind LLC entered into a series of forward starting swaps to hedge the refinancing risk. The swaps are effective December 21, 2021. Tapestry Wind LLC will pay its counterparty the equivalent of a 3.57% fixed interest payment on a predetermined notional value, and quarterly, Tapestry Wind LLC will receive the equivalent of a floating interest payment based on a three-month LIBOR calculated on the same notional value through December 21, 2029.
On November 12, 2014, Tapestry Wind LLC amended the credit agreement to reduce the related interest rate to LIBOR plus 1.625% through December 20, 2018 and LIBOR plus 1.750% from December 21, 2018 through the maturity date. As of March 31, 2015, $188 million was outstanding under the term loan, nothing was outstanding under the working capital facility and $20 million of letters of credit in support of the project were issued.

Walnut Creek
On July 27, 2011, Walnut Creek entered into a credit agreement with a group of lenders for a $442 million construction loan that was convertible to a term loan upon completion of the project, and a $5 million working capital loan facility. The project met the conditions to convert to a term loan on June 21, 2013 and matures in May 2023. The term loan amortizes based upon a predetermined schedule. The working capital facility is available to fund the operating needs of Walnut Creek. The commitment fee on this facility is 0.625%. The Walnut Creek agreement also includes a letter of credit facility on behalf of Walnut Creek of up to $117 million. Walnut Creek pays a fee equal to the applicable margin on issued letters of credit.
Under the terms of the agreement, Walnut Creek entered into a series of fixed for floating interest rate swaps that would fix the interest rate for a minimum of 90% of the outstanding notional amount. Walnut Creek will pay its counterparty the equivalent of a 3.54% fixed interest payment on a predetermined notional value, and quarterly, Walnut Creek will receive the equivalent of a floating interest payment based on a three-month LIBOR calculated on the same notional value through May 31, 2023. All interest rate swap payments by Walnut Creek and its counterparties are made quarterly and the LIBOR is determined in advance of each interest period. Swaps became effective June 28, 2013, and amortize in proportion to the term loan.
On October 21, 2014, Walnut Creek amended the credit agreement to increase its term loan borrowings by an additional $10 million, and to reduce the related interest rate to LIBOR plus 1.625% through September 30, 2018, LIBOR plus 1.750% from October 1, 2018 through September 30, 2022, and LIBOR plus 1.875% from October 1, 2022, through the maturity date. The fee on the working capital facility was reduced to 0.5%. The proceeds were utilized to make a distribution of $6 million to WCEP Holdings LLC with the remaining $4 million utilized to fund the costs of the amendment. In addition Walnut Creek entered into an additional interest rate swap to maintain the minimum of 90% of the outstanding notional amount being swapped to a fixed interest rate. Walnut Creek pays its counterparty the equivalent of a 4.0025% fixed interest payment on a predetermined notional value, and quarterly, Walnut Creek receives the equivalent of a floating interest payment based on a three-month LIBOR calculated on the same notional value through July 31, 2020. All interest rate swap payments by Walnut Creek and its counterparties are made quarterly and the LIBOR is determined in advance of each interest period. Swaps became effective June 28, 2013 and amortize in proportion to the term loan. As of March 31, 2015, $384 million was outstanding under the term loan, nothing was outstanding under the working capital facility, and $54 million of letters of credit were issued.
WCEP Holdings LLC
On July 27, 2011, WCEP Holdings LLC entered into a credit agreement with a group of lenders for a $53 million construction loan that was convertible to a term loan upon completion of the Walnut Creek project. The Walnut Creek project met the conditions for the WCEP Holdings LLC loan to convert to a term loan on June 21, 2013. The term loan has an interest rate of LIBOR plus an applicable margin of 4.00%. The term loan matures in May 2023. The term loan amortizes based upon a predetermined schedule.
Under the terms of the credit agreement, WCEP Holdings LLC entered into two fixed for floating interest rate swaps that would fix the interest rate for a minimum of 90% of the outstanding notional amount. WCEP Holdings LLC will pay its counterparty the equivalent of a 4.00% fixed interest payment on a predetermined notional value, and quarterly, WCEP Holdings LLC will receive the equivalent of a floating interest payment based on a three-month LIBOR calculated on the same notional value through May 31, 2023. All interest rate swap payments by WCEP Holdings LLC and its counterparties are made quarterly and the LIBOR is determined in advance of each interest period. Swaps became effective June 28, 2013, and amortize in proportion to the term loan.
On October 21, 2014, WCEP Holdings LLC amended the credit agreement to reduce the related interest rate to LIBOR plus 3.00%. The proceeds of the distribution from Walnut Creek were utilized to make an optional repayment of $6 million on the term loan. In addition WCEP Holdings LLC partially terminated the interest rate agreements so that at least 90% and no more than 100% of the aggregate principal amount of the loans then outstanding shall be subject to interest rate agreements. As of March 31, 2015, $46 million was outstanding under the term loan.
Avenal Solar Holdings LLC
On March 18, 2015, Avenal Solar Holdings LLC, one of the Company's equity method investments, amended its credit agreement to increase its borrowings by $43 million and to reduce the related interest rate from 6 month LIBOR plus an applicable margin of 2.25% to 6 month LIBOR plus 1.75% from March 18, 2015 through March 17, 2022 and 6 month LIBOR plus 2.00% from March 18, 2022 through March 17, 2027 and 6 month LIBOR plus 2.25% from March 18, 2027 through the maturity date.  As a result of the credit agreement amendment, the Company received net proceeds of $20 million after fees from its 49.95% ownership in Avenal.

Note 9 — (Losses) Earnings Per Share
Basic and diluted (losses) earnings per common share are computed by dividing net (loss) income by the weighted average number of common shares outstanding. Shares issued during the year are weighted for the portion of the year that they were outstanding.
The reconciliation of the Company's basic and diluted (losses) earnings per share is shown in the following table:

	Three months ended March 31,
(In millions, except per share data)	2015	2014
Basic and diluted (losses) earnings per share attributable to NRG Yield, Inc. Class A common stockholders
Net (loss) income attributable to NRG Yield, Inc.	$(5)	$4
Weighted average number of Class A common shares outstanding	35	23
(Losses) Earnings per weighted average Class A common share — basic and diluted	$(0.15)	$0.18
There were a total of seven million and four million of anti-dilutive outstanding equity instruments related to the Convertible Notes for the three months ended March 31, 2015, and March 31, 2014, respectively.
Note 10 — Changes in Capital Structure
Recapitalization
On February 24, 2015, the Company's board of directors approved amendments to the Company's certificate of incorporation that would adjust the Company’s capital structure by creating two new classes of capital stock, Class C common stock and Class D common stock and distribute shares of the proposed Class C and Class D common stock to holders of the Company's outstanding Class A and Class B common stock, respectively, through a stock split. The amendments were approved by the Company's stockholders at the Annual Meeting of Stockholders held on May 5, 2015, and the recapitalization is expected to become effective on or around May 14, 2015.

The Class C common stock and Class D common stock will have the same rights and privileges and rank equally, share ratably and be identical in all respects to the shares of Class A common stock and Class B common stock, respectively, as to all matters, except that each share of Class C common stock and Class D common stock will be entitled to 1/100th of a vote on all stockholder matters. The par value per share of the Company’s Class A common stock and Class B common stock will remain unchanged at $0.01 per share after the effect of the stock split described above. Accordingly, the stock split will be accounted for as a stock dividend. Once the stock dividend is authorized, on the effective date, the Company will record a transfer between retained earnings and common stock equal to the par value of each share of Class C common stock and Class D common stock that is issued. The Company will also give retroactive effect to prior period share and per share amounts in the consolidated financial statements for the effect of the stock dividend, such that all periods are comparable.
Dividends to Class A common stockholders
The following table lists the dividends paid on the Company's Class A common stock during the three months ended March 31, 2015:

First Quarter 2015
Dividends per share	$0.39
Dividends on the Class A common stock and, once outstanding, the Class C common stock, are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations.
The Company also authorized 10,000,000 shares of preferred stock, par value $0.01 per share. None of the shares of preferred stock have been issued.

Note 11 — Segment Reporting
The Company’s segment structure reflects how management currently operates and allocates resources. The Company's businesses are primarily segregated based on conventional power generation, renewable businesses which consist of solar and wind, and the thermal and chilled water business. The Corporate segment reflects the Company's corporate costs.

	Three months ended March 31, 2015
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$76	$57	$47	$—	$180
Cost of operations	21	20	34	—	75
Depreciation and amortization	21	28	5	—	54
General and administrative — affiliate	—	—	—	3	3
Operating income (loss)	34	9	8	(3)	48
Equity in earnings of unconsolidated affiliates	3	(2)	—	—	1
Other income, net	1	—	—	—	1
Interest expense	(12)	(43)	(2)	(13)	(70)
Income (loss) before income taxes	26	(36)	6	(16)	(20)
Income tax benefit	—	—	—	(4)	(4)
Net Income (Loss)	$26	$(36)	$6	$(12)	$(16)
Total Assets	$2,136	$3,781	$451	$227	$6,595

	Three months ended March 31, 2014
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$56	$19	$65	$—	$140
Cost of operations	10	4	46	—	60
Depreciation and amortization	13	7	4	—	24
General and administrative — affiliate	—	—	—	2	2
Operating income (loss)	33	8	15	(2)	54
Equity in earnings of unconsolidated affiliates	3	(2)	—	—	1
Other income, net	—	1	—	—	1
Interest expense	(11)	(12)	(2)	(2)	(27)
Income (loss) before income taxes	25	(5)	13	(4)	29
Income tax expense	—	—	—	3	3
Net Income (Loss)	$25	$(5)	$13	$(7)	$26

Note 12 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following:

	Three months ended March 31,
	2015	2014
	(In millions, except percentages)
(Loss) Income before income taxes	$(20)	$29
Income tax (benefit) expense	(4)	3
Effective income tax rate	20.0%	10.3%
For the three months ended March 31, 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its 55.3% interest in NRG Yield LLC and production tax credits generated from certain wind facilities.
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
The Company's deferred tax balances reflect the difference in book and tax basis of the Company's assets primarily due to an increase in the tax basis of property, plant and equipment. The change in tax basis resulted in a non-cash addition of $27 million during the three months ended March 31, 2015, and $65 million during the year ended December 31, 2014, to the Company's additional paid-in capital.
Note 13 — Related Party Transactions
Management Services Agreement by and between NRG and the Company
Since the Company has no employees, NRG provides the Company with various operation, management, and administrative services, which include human resources, accounting, tax, legal, information systems, treasury, and risk management, as set forth in the Management Services Agreement. As of March 31, 2015, the base management fee was approximately $7 million per year, subject to an inflation-based adjustment annually, at an inflation factor based on the year-over-year U.S. consumer price index. The fee is also subject to adjustments following the consummation of future acquisitions and as a result of a change in the scope of services provided under the Management Services Agreement. During the three months ended March 31, 2015, the fee was increased by approximately $1 million per year in connection with the acquisition of the EME-NYLD-Eligible Assets. Costs incurred under this agreement were approximately $3 million and $2 million for the three months ended March 31, 2015 and 2014, respectively, which included certain direct expenses incurred by NRG on behalf of the Company in addition to the base management fee.
Operation and Maintenance Services (O&M) Agreements by and between NRG and Thermal Entities
On October 1, 2014, NRG entered into Plant O&M Services Agreements with certain wholly-owned subsidiaries of the Company. NRG provides necessary and appropriate services to operate and maintain the subsidiaries' plant operations, businesses and thermal facilities. NRG is to be reimbursed for the provided services, as well as for all reasonable and related expenses and expenditures, and payments to third parties for services and materials rendered to or on behalf of the parties to the agreements. NRG is not entitled to any management fee or mark-up under the agreements. Prior to October 1, 2014, NRG provided the same services to the Thermal Business on an informal basis. Total fees incurred under the agreements were $7 million for the three months ended March 31, 2015 and 2014. There was a balance of $30 million and $22 million due to NRG in accounts payable — affiliate as of March 31, 2015 and December 31, 2014, respectively.
Administrative Services Agreement by and between Marsh Landing and GenOn Energy Services, LLC
Marsh Landing is a party to an administrative services agreement with GenOn Energy Services, LLC, a wholly owned subsidiary of NRG, which provides invoice processing and payment on behalf of Marsh Landing. Marsh Landing reimburses GenOn Energy Services, LLC for the amounts paid by it. The Company reimbursed costs under this agreement of approximately $2 million for the periods ended March 31, 2015 and 2014. There was a balance of $0 million and $4 million due to GenOn Energy Services, LLC in accounts payable — affiliate as of March 31, 2015 and December 31, 2014, respectively.

Item 2 — Management's Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company's historical financial condition and results of operations which were recast to include the effect of the Acquired ROFO Assets and EME-NYLD-Eligible Assets on June 30, 2014, and January 2, 2015, respectively. As further discussed in Note 1, Nature of Business to the Consolidated Financial Statements, the purchase of these assets was accounted for in accordance with ASC 850-50, Business Combinations - Related Issues, whereas the assets and liabilities transferred to the Company relate to interests under common control by NRG and, accordingly, were recorded at historical cost. The difference between the cash proceeds and historical value of the net assets was recorded as a distribution to NRG and reduced the balance of its noncontrolling interest. The guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control.
As you read this discussion and analysis, refer to the Company's Consolidated Statements of Operations to this Form 10-Q, which present the results of operations for the three months ended March 31, 2015 and 2014. Also refer to the Company's 2014 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition.
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
The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the U.S. The Company’s contracted generation portfolio collectively represents 3,630 net MW. Each of these assets sells substantially all of its output pursuant to long-term offtake agreements with creditworthy counterparties. The average remaining contract duration of these offtake agreements was approximately 17 years as of March 31, 2015, based on cash available for distribution. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,310 net MWt and electric generation capacity of 123 net MW. These thermal infrastructure assets provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
Regulatory Matters
The Company’s regulatory matters are described in the Company’s 2014 Form 10-K in Item 1, Business — Regulatory Matters.
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
Environmental Matters
The Company’s environmental matters are described in the Company’s 2014 Form 10-K in Item 1, Business — Environmental Matters.
The Company is subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of facilities. The Company is also subject to laws and regulations surrounding the protection of wildlife, including migratory birds, eagles and threatened and endangered species. Environmental laws have become increasingly stringent and the Company expects this trend to continue. The electric generation industry is likely to face new requirements to address various emissions, including GHG, and threatened and endangered species.
Significant Events During 2015
EME-NYLD-Eligible Assets Acquisition
On January 2, 2015, NRG Yield Operating LLC acquired the following projects from NRG: (i) Laredo Ridge, an 80 MW wind facility located in Petersburg, Nebraska; (ii) the Tapestry projects, which include Buffalo Bear, a 19 MW wind facility in Oklahoma; Taloga, a 130 MW wind facility in Oklahoma; and Pinnacle, a 55 MW wind facility in West Virginia; and (iii)  Walnut Creek, a 485 MW natural gas facility located in City of Industry, California, for total cash consideration of $489 million including adjustments of $9 million for working capital, plus assumed project level debt of $737 million. The Company funded the acquisition with cash on hand and approximately $210 million borrowed under the Company's revolving credit facility.
Recapitalization and Amended ROFO Agreement
On February 24, 2015, the Company's board of directors approved amendments to the Company's certificate of incorporation that would adjust the Company’s capital structure by creating two new classes of capital stock, Class C common stock and Class D common stock and distribute shares of the proposed Class C and Class D common stock to holders of the Company's outstanding Class A and Class B common stock, respectively, through a stock split. The amendments were approved by the Company's stockholders at the Annual Meeting of Stockholders held on May 5, 2015 and the recapitalization is expected to become effective on or around May 14, 2015. The recapitalization enhances the Company’s ability to focus on growth opportunities without the constraints of NRG’s capital allocation to the Company, while maintaining the Company’s relationship with NRG. The recapitalization preserves NRG’s management and operational expertise, asset development and acquisition track record, financing experience and provides flexibility for the Company to raise capital to fund its growth.

The Class C common stock and Class D common stock will have the same rights and privileges and rank equally, share ratably and be identical in all respects to the shares of Class A common stock and Class B common stock, respectively, as to all matters, except that each share of Class C common stock and Class D common stock will be entitled to 1/100th of a vote on all stockholder matters.

In connection with the amendments described above, the Company and NRG agreed to amend the ROFO Agreement, effective upon the recapitalization, to make additional assets available to the Company should NRG choose to sell them, including (i) two natural gas facilities totaling 795 MW of net capacity that are expected to reach COD in 2017 and 2020, (ii) an equity interest in a wind portfolio that includes wind facilities totaling approximately 934 MW of net capacity, and (iii) up to $250 million of equity interests in one or more residential or distributed solar generation portfolios developed by affiliates of NRG.

Residential Solar Partnership with NRG
On April 9, 2015, NRG Yield RPV Holding LLC, a subsidiary of the Company, and NRG Residential Solar Solutions LLC, a subsidiary of NRG, entered into a partnership that will invest in and hold operating portfolios of residential solar assets developed by NRG Home Solar, a subsidiary of NRG, including: (i) an existing, unlevered portfolio of over 2,200 leases across nine states representing approximately 17 MW with a weighted average remaining lease term of approximately 17 years; (ii) an in-development, tax equity financed portfolio of between 6,000 to 7,000 leases across at least ten states representing approximately 48 MW with a lease term of 20 years; and (iii) an in-development tax equity financed portfolio of 5,500 to 6,500 leases representing approximately 42 MW with a lease term of 20 years. Through the partnership, the Company will invest equity in NRG RPV Holdco and receive an allocation of 95% of the partnership's taxable income and cash distributions over the contracted life of the investments. NRG will retain a 5% residual economic interest in the portfolio and will act as managing member of the partnership. The Company has committed to invest up to an additional $150 million of cash contributions with respect to the tax equity financed portfolios into the partnership over time and expects to realize an average unlevered CAFD yield of approximately 7.5% over the contracted life of these investments. Once the Company reaches its expected return on its investment, which is expected to be achieved consistent with the expiry of the remaining lease term, allocations of taxable income and cash distributions thereafter will be 95% to NRG and 5% to the Company.
Distributed Generation Partnership
The Company and NRG plan to form a new partnership that will invest in and hold operating portfolios of distributed solar assets developed by NRG. The partnership will allow NRG to periodically monetize its distributed solar investments and the Company to invest in a growing segment of the solar market.
Under the terms of the partnership agreement, the Company will receive 95% of the economics until achieving a targeted return, expected to be achieved commensurate with the end of the customer contract period, after which NRG will receive 95% of the economics. The Company has initially committed to invest up to $100 million of cash equity into the partnership over time. While none of the commitment has been utilized to date, the partnership is expected to be fully invested over the next 18 months.
El Segundo Forced Outage
In January 2015, El Segundo experienced a steam turbine water intrusion resulting in a forced outage on Units 5 and 6.  The Company has undertaken a root cause analysis and is reviewing the financial impact of repair costs and capacity revenue loss that are not otherwise covered by warranty or available insurance coverage.  The units returned to service in April 2015.
Wind Resource Availability
In the first quarter of 2015, the Company's results were impacted by lower than normal wind resource availability. While the Company's wind facilities were available, adverse weather trends had a negative impact on wind resources. The Company cannot predict the impact of this trend on future performance or results.

Basis of Presentation
The acquisitions of the TA High Desert, Kansas South, and El Segundo projects from NRG on June 30, 2014, and the Laredo Ridge, Tapestry, and Walnut Creek projects on January 2, 2015, were accounted for as a transfer of entities under common control. The guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its consolidated financial statements to reflect the transfer as if it had taken place on January 1, 2014, or from the date the entities were under common control, which was May 13, 2013, for Kansas South, March 28, 2013, for TA High Desert, and April 1, 2014, for the EME-NYLD-Eligible Assets. Members' equity represents NRG's equity in the subsidiaries, and accordingly, in connection with their acquisition by the Company, the balance was reclassified to noncontrolling interest. The Company reduces net income attributable to its Class A common stockholders by the pre-acquisition net income for the Acquired ROFO Assets as it is not available to the stockholders.
Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended March 31,
(In millions, except otherwise noted)	2015	2014	Change %
Operating Revenues
Total operating revenues	$180	$140	29
Operating Costs and Expenses
Cost of fuels	22	35	(37)
Other costs of operations	53	25	112
Depreciation and amortization	54	24	125
General and administrative — affiliate	3	2	50
Total operating costs and expenses	132	86	53
Operating Income	48	54	(11)
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	1	1	—
Other income, net	1	1	—
Interest expense	(70)	(27)	159
Total other expense, net	(68)	(25)	172
(Loss) Income Before Income Taxes	(20)	29	(169)
Income tax (benefit) expense	(4)	3	(233)
Net (Loss) Income	(16)	26	(162)
Less: Pre-acquisition net income of Acquired ROFO Assets	—	8	(100)
Net (Loss) Income Excluding Pre-acquisition Net Income of Acquired ROFO Assets	(16)	18	(189)
Less: Net (loss) income attributable to NRG	(11)	14	(179)
Net (Loss) Income Attributable to NRG Yield, Inc.	$(5)	$4	(225)

	Three months ended March 31,
Business metrics:	2015	2014
Renewable MWh sold (in thousands) (a)	723	211
Thermal MWt sold (in thousands) (b)	617	667

(a) Volumes sold do not include the MWh generated by the Company's equity method investments, Avenal and CVSR.
(b) Volumes sold do not include MWh of 44 thousand and 72 thousand for thermal generation for the three months ended March 31, 2015, and 2014, respectively.

Management’s Discussion of the Results of Operations for the Three Months ended March 31, 2015 and 2014
Gross Margin

	Conventional	Renewables	Thermal	Total
(In millions)
Three months ended March 31, 2015
Operating revenues	$76	$57	$47	$180
Cost of fuels	(1)	—	(21)	(22)
Gross margin	$75	$57	$26	$158

Three months ended March 31, 2014
Operating revenues	$56	$19	$65	$140
Cost of fuels	(1)	—	(34)	(35)
Gross margin	$55	$19	$31	$105
Gross margin increased by $53 million during the three months ended March 31, 2015, compared to the same period in 2014 due to:

Increase in Renewables gross margin from the acquisition of the Alta Wind Portfolio in August 2014 and the acquisition of the Tapestry and Laredo Ridge, which were acquired by NRG in April 2014 and sold to the Company on January 2, 2015	$38
Increase in Conventional gross margin from Walnut Creek, which was acquired by NRG in April 2014 and sold to the Company on January 2, 2015, partially offset by reduced revenues at El Segundo due to the forced outage in the first quarter of 2015	20
Decrease in Thermal gross margin due to milder weather conditions in the first quarter of 2015 compared to 2014	(5)
$53
Other Operating Costs

	Conventional	Renewables	Thermal	Total
(In millions)
Three months ended March 31, 2015	$20	$20	$13	$53
Three months ended March 31, 2014	9	4	12	25
Other operating costs increased by $28 million during the three months ended March 31, 2015, compared to the same period in 2014 due to:

Increase primarily due to operations and maintenance expense for the Alta Wind Portfolio acquired in August 2014 and the Walnut Creek, Tapestry Wind and Laredo Ridge projects, which were acquired by NRG in April 2014 and sold to the Company on January 2, 2015	$23
Increase in costs associated with operations and maintenance expense at El Segundo due to the forced outage in the first quarter of 2015	5
$28
Depreciation and Amortization
Depreciation and amortization increased by $30 million during the three months ended March 31, 2015, compared to the same period in 2014, due to the acquisition of the Alta Wind Portfolio in August 2014 and the acquisitions of Walnut Creek, Tapestry Wind and Laredo Ridge, which were completed by NRG in April 2014 and subsequently sold to the Company on January 2, 2015.

Interest Expense
Interest expense increased by $43 million during the three months ended March 31, 2015, compared to the same period in 2014 due to:

(In millions)
Increase due to the acquisition of the Alta Wind Portfolio in August 2014 and the acquisitions of Walnut Creek, Tapestry Wind and Laredo Ridge, which were acquired by NRG in April 2014 and sold to the Company on January 2, 2015	$35
Increase from the issuance of the Convertible Notes due 2019 and the Senior Notes due 2024	9
Increase from borrowings under the Company's revolving credit facility	2
Decrease from repricing of project-level financing arrangements as well as repayments of principal	(3)
$43
Income Tax Expense
For the three months ended March 31, 2015, the Company recorded an income tax benefit of $4 million on a pretax loss of $20 million. For the same period in 2014, the Company recorded income tax expense of $3 million on pretax income of $29 million. For the three months ended March 31, 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its 55.3% interest in NRG Yield LLC and production tax credits generated from certain wind facilities. For the same period in 2014, the Company's overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its 65.5% interest in NRG Yield LLC.
(Loss) Income Attributable to NRG
The Company had a loss of $11 million attributable to NRG resulting from NRG's controlling interest of 55.3% for the quarter ended March 31, 2015. The Company had income attributable to NRG of $14 million for the three months ended March 31, 2014, which resulted from the NRG's controlling interest of 65.5%.

Liquidity and Capital Resources
The Company's principal liquidity requirements are to meet its financial commitments, finance current operations, fund capital expenditures, including acquisitions from time to time, to service debt and to pay dividends. Historically, the Company's predecessor operations were financed as part of NRG's integrated operations and largely relied on internally generated cash flows as well as corporate and/or project-level borrowings to satisfy its capital expenditure requirements. As a normal part of the Company's business, depending on market conditions, the Company will from time to time consider opportunities to repay, redeem, repurchase or refinance its indebtedness. Changes in the Company's operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause the Company to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.
Liquidity Position
As of March 31, 2015, and December 31, 2014, the Company's liquidity was approximately $379 million and $863 million, respectively, comprised of cash, restricted cash, and availability under the Company's revolving credit facility. The decrease primarily relates to the acquisition of the EME-NYLD-Eligible Assets. On January 2, 2015, the Company borrowed $210 million under its revolving credit facility to fund the acquisition of Walnut Creek, Laredo Ridge and the Tapestry projects. On February 2, 2015, the Company made an optional repayment of $15 million. The Company's various financing arrangements are described in Note 8, Long-term Debt.
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
The following table summarizes the credit ratings for the Company and the Senior Notes as of March 31, 2015:

	S&P	Moody's
NRG Yield, Inc.	BB+	Ba1
5.375% Senior Notes, due 2024	BB+	Ba1
Sources of Liquidity
The Company's principal sources of liquidity include cash on hand, cash generated from operations, borrowings under new and existing financing arrangements and the issuance of additional equity securities as appropriate given market conditions. As described in Note 8, Long-term Debt, the Company's financing arrangements consist of the revolving credit facility, the Convertible Notes, the Senior Notes and project-level financings for its various assets.
Recapitalization
As discussed in Significant Events During 2015 in this Item 2 above, amendments to the Company's certificate of incorporation were approved by the Company's stockholders at the Annual Meeting of Stockholders held on May 5, 2015 and the recapitalization is expected to become effective on or around May 14, 2015.

The Class C common stock and Class D common stock will have the same rights and privileges and rank equally, share ratably and be identical in all respects to the shares of Class A common stock and Class B common stock, respectively, as to all matters, except that each share of Class C common stock and Class D common stock will be entitled to 1/100th of a vote on all stockholder matters.

Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Note 8, Long-term Debt; (ii) capital expenditures; (iii) acquisitions and investments; and (iv) cash dividends to investors.
Capital Expenditures
The Company's capital spending program is mainly focused on maintenance capital expenditures, or costs to maintain the assets currently operating, such as costs to replace or refurbish assets during routine maintenance. The Company develops annual capital spending plans based on projected requirements for maintenance capital. For the three months ended March 31, 2015 and 2014, the Company used approximately $3 million and $22 million, respectively, to fund capital expenditures. The capital expenditures in the first quarter of 2015 primarily related to maintenance expense. During the first quarter of 2015, the Company did not incur significant growth capital expenditures related to the construction of new assets and/or the completion of the construction of new assets if already in process.
In January 2015, El Segundo experienced a steam turbine water intrusion resulting in a forced outage on Units 5 and 6.  The Company has undertaken a root cause analysis and is reviewing the financial impact of repair costs and capacity revenue loss that are not otherwise covered by warranty or available insurance coverage.  The units returned to service in April 2015.

Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by NRG in the future, as well as generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market, operating expertise and access to capital provides a competitive advantage, and to utilize such acquisitions as a means to grow its cash available for distribution.
On January 2, 2015, NRG Yield Operating LLC acquired the following projects from NRG: (i) Laredo Ridge, a 80 MW wind facility located in Petersburg, Nebraska; (ii) the Tapestry projects, which include Buffalo Bear, a 19 MW wind facility in Oklahoma, Taloga, a 130 MW wind facility in Oklahoma, and Pinnacle, a 55 MW wind facility in West Virginia; and (iii)  Walnut Creek, a 485 MW natural gas facility located in City of Industry, California, for total cash consideration of $489 million including adjustments of $9 million for working capital, plus assumed project level debt of $737 million. The Company funded the acquisition with cash on hand and approximately $210 million borrowed under the Company's revolving credit facility.
On May 7, 2015, NRG Yield Operating LLC acquired a majority interest in Spring Canyon II, a 34 MW wind facility, and Spring Canyon III, a 29 MW wind facility, each located in Logan County, Colorado, from Invenergy Wind Global LLC. The purchase price was funded with cash on hand. Power generated by Spring Canyon II and Spring Canyon III is sold to Platte River Power Authority under long-term PPAs with approximately 25 years of remaining contract life.

On April 9, 2015, NRG Yield RPV Holding LLC, a subsidiary of the Company, and NRG Residential Solar Solutions LLC, a subsidiary of NRG, entered into a partnership that will invest in and hold operating portfolios of residential solar assets developed by NRG Home Solar, a subsidiary of NRG, including: (i) an existing, unlevered portfolio of over 2,200 leases across nine states representing approximately 17 MW with a weighted average remaining lease term of approximately 17 years; (ii) an in-development, tax equity financed portfolio of between 6,000 to 7,000 leases across at least ten states representing approximately 48 MW with a lease term of 20 years; and (iii) an in-development tax equity financed portfolio of 5,500 to 6,500 leases representing approximately 42 MW with a lease term of 20 years. Through the partnership, the Company will invest equity in NRG RPV Holdco and receive an allocation of 95% of the partnership's taxable income and cash distributions over the contracted life of the investments. NRG will retain a 5% residual economic interest in the portfolio and will act as managing member of the partnership. The Company has committed to invest up to an additional $150 million of cash contributions with respect to the tax equity financed portfolios into the partnership over time and expects to realize an average unlevered CAFD yield of approximately 7.5% over the contracted life of these investments. Once the Company reaches its expected return on its investment, which is expected to be achieved consistent with the expiry of the remaining lease term, allocations of taxable income and cash distributions thereafter will be 95% to NRG and 5% to the Company.
The Company invested $26 million in NRG RPV Holdco in April 2015 related to the existing, unlevered portfolio of leases. The Company also invested $7 million of the $150 million investment in the tax equity financed portfolios. Its maximum exposure will be limited to its equity investment.

Cash Dividends to Investors
The Company intends to use the amount of cash that it receives from its distributions from NRG Yield LLC to pay quarterly dividends to the holders of its Class A common stock, and, once outstanding, its Class C common stock. NRG Yield LLC intends to distribute to its unit holders in the form of a quarterly distribution all of the cash available for distribution that is generated each quarter less reserves for the prudent conduct of the business, including among others, maintenance capital expenditures to maintain the operating capacity of the assets. Cash available for distribution is defined as earnings before income taxes, depreciation and amortization, excluding contract amortization, cash interest paid, income taxes paid, maintenance capital expenditures, investments in unconsolidated affiliates, growth capital expenditures, net of capital and debt funding, and principal amortization of indebtedness, and including cash distributions from unconsolidated affiliates. The common stock dividend is subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
The following table lists the dividends paid on the Company's Class A common stock during the three months ended March 31, 2015:

First Quarter 2015
Dividends per share	$0.39
As a result of the recapitalization, the Company will adjust its dividend policy to reflect the additional number of shares of Class C common stock that will be outstanding. The Company expects to pay a quarterly dividend of $0.20 per share (representing $0.80 per share annualized on a post-split basis, or $1.60 per share annualized on a pre-split basis) beginning on June 15, 2015 to stockholders of record of Class A and Class C common stock as of June 1, 2015.
Cash Flow Discussion
The following table reflects the changes in cash flows for the three months ended March 31, 2015, compared to 2014:

Three months ended March 31,	2015	2014	Change
(In millions)
Net cash provided by operating activities	$78	$25	$53
Net cash (used in) provided by investing activities	(489)	125	(614)
Net cash provided by financing activities	119	225	(106)
Net Cash Provided By Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Higher net distributions from unconsolidated affiliates for the period ending March 31, 2015, compared to the same period in 2014, primarily due to distributions from one of the Company's equity method investments	$35
Increase in operating income adjusted for non-cash items and changes in working capital	18
$53
Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Payments to acquire businesses, net of cash acquired	$(490)
Decrease in capital expenditures as the prior year reflected construction costs for projects placed in service in early 2014	19
Changes in restricted cash	(35)
Proceeds from renewable grants in 2014	(96)
Other	(12)
$(614)

Net Cash Used in Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Dividends and returns of capital to NRG in the first quarter of 2014	$23
Decrease in cash received from proceeds for issuance of long-term debt, net of payments	(129)
Increase in dividends paid	(8)
Deferred financing costs paid in the first quarter of 2014	8
$(106)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
As of March 31, 2015, the Company has a cumulative federal NOL carry forward balance of $219 million for financial statement purposes, which will begin expiring in 2033. As a result of the Company's tax position, and based on current forecasts, the Company does not anticipate significant income tax payments for federal, state and local jurisdictions in 2015.
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
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of March 31, 2015, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. One of these investments, GenConn Energy LLC, is a variable interest entity for which the Company is not the primary beneficiary.
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $580 million as of March 31, 2015. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company. See also Note 5, Variable Interest Entities, or VIEs.
Contractual Obligations and Commercial Commitments
The Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to our capital expenditure programs, as disclosed in the Company's 2014 Form 10-K. See also Note 8, Long-term Debt for additional discussion of contractual obligations incurred during the three months ended March 31, 2015.
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

The tables below disclose the activities that include non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at March 31, 2015, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at March 31, 2015. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 6, Fair Value of Financial Instruments.

Derivative Activity Gains/(Losses)	(In millions)
Fair value of contracts as of December 31, 2014	$(115)
Contracts realized or otherwise settled during the period	10
Changes in fair value	(32)
Fair Value of Contracts as of March 31, 2015	$(137)

	Fair Value of Contracts as of March 31, 2015
	Maturity
Fair value hierarchy Gains/(Losses)	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$(40)	$(53)	$(20)	$(24)	$(137)
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
Recent Accounting Developments
See Note 2, Summary of Significant Accounting Policies, to the audited financial statements for a discussion of recent accounting developments.

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
Commodity Price Risk
Commodity price risks result from exposures to changes in spot prices, forward prices, volatilities, and correlations between various commodities, such as electricity, natural gas and emissions credits. The Company manages the commodity price risk of its merchant generation operations by entering into derivative or non-derivative instruments to hedge the variability in future cash flows from forecasted power sales or purchases of fuel. The portion of forecasted transactions hedged may vary based upon management's assessment of market, weather, operation and other factors.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would cause a change of approximately $2 million in the net value of derivatives as of March 31, 2015.
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
Most of the Company's project subsidiaries enter into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. See Note 9, Long-Term Debt, to the Company's audited consolidated financial statements included in the Company's 2014 Form 10-K, and Note 8, Long-term Debt, to this Form 10-Q for more information about interest rate swaps of the Company's project subsidiaries.
If all of the above swaps had been discontinued on March 31, 2015, the Company would have owed the counterparties $143 million. Based on the investment grade rating of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of March 31, 2015, a 1% change in interest rates would result in an approximately $3 million change in interest expense on a rolling twelve month basis.
As of March 31, 2015, the fair value of the Company's debt was $5,037 million and the carrying value was $4,937 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $297 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1 — LEGAL PROCEEDINGS
None.
ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors in the Company's 2014 Form 10-K. There have been no material changes in the Company's risk factors since those reported in its 2014 Form 10-K.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
4.1	Supplemental Indenture, dated as of February 25, 2015, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 27, 2015.
4.2	Supplemental Indenture, dated as of April 10, 2015, among NRG Yield Operating LLC, NRG Yield LLC, the other guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 16, 2015.
10.1	Amended and Restated Right of First Offer Agreement, dated as of March 12, 2015, by and between NRG Energy, Inc. and NRG Yield, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 12, 2015.
31.1	Rule 13a-14(a)/15d-14(a) certification of David Crane.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32	Section 1350 Certification.	Filed herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG YIELD, INC. (Registrant)

/s/ DAVID CRANE
David Crane
Chief Executive Officer (Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS
Kirkland B. Andrews
Chief Financial Officer (Principal Financial Officer)

/s/ DAVID CALLEN
David Callen
Date: May 8, 2015	Chief Accounting Officer (Principal Accounting Officer)