Form 10-Q
period 2015-06-30
NRG Yield, Inc.
filed 2015-08-04
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2015

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
Yes ☐       No ☒
As of July 31, 2015, there were 34,586,250 shares of Class A common stock outstanding, par value $0.01 per share, 42,738,750 shares of Class B common stock outstanding, par value $0.01 per share, 62,784,250 shares of Class C common stock outstanding, par value $0.01 per share, and 42,738,750 shares of Class D common stock outstanding, par value $0.01 per share.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of NRG Yield, Inc., together with its consolidated subsidiaries, or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and the following:

•	The Company's ability to maintain and grow its quarterly dividend;

•	The Company's ability to successfully identify, evaluate and consummate acquisitions from third parties;

•	The Company's ability to acquire assets from NRG;

•	The Company's ability to raise additional capital due to its indebtedness, corporate structure, market conditions or otherwise;

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

•	The willingness and ability of counterparties to the Company's offtake agreements to fulfill their obligations under such agreements;

•	The Company's ability to enter into contracts to sell power and procure fuel on acceptable terms and prices as current offtake agreements expire;

•	Government regulation, including compliance with regulatory requirements and changes in market rules, rates, tariffs and environmental laws;

•
Operating and financial restrictions placed on the Company and its subsidiaries that are contained in the project-level debt facilities and other agreements of certain subsidiaries and project-level subsidiaries generally, in the NRG Yield Operating LLC revolving credit facility, in the indenture governing the Senior Notes and in the indenture governing the Company's convertible notes; and

•
The Company's ability to borrow additional funds and access capital markets, as well as the Company's substantial indebtedness and the possibility that the Company may incur additional indebtedness going forward.

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2014 Form 10-K	NRG Yield, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014
2019 Convertible Notes	$345 million aggregate principal amount of 3.50% Convertible Notes due 2019
2020 Convertible Notes	$287.5 million aggregate principal amount of 3.25% Convertible Notes due 2020
Alta TE Holdco	Alta Wind X-XI TE Holdco LLC
Alta Wind Portfolio	Seven wind facilities that total 947 MW located in Tehachapi, California and a portfolio of associated land leases
AOCL	Accumulated Other Comprehensive Loss
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
ASU	Accounting Standards Updates – updates to the ASC
Buffalo Bear	Buffalo Bear, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Buffalo Bear project
CAFD	Cash Available For Distribution
COD	Commercial Operations Date
DGPV Holdco	NRG DGPV Holdco 1 LLC
Distributed Solar	Solar power projects, typically less than 20 MW in size, that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Collectively, the June 2014 Drop Down Assets and the January 2015 Drop Down Assets
El Segundo	NRG West Holdings LLC, the subsidiary of Natural Gas Repowering LLC, which owns the El Segundo Energy Center project
EME	Edison Mission Energy
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
EWG	Exempt Wholesale Generator
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GenConn	GenConn Energy LLC
GHG	Greenhouse Gases
HLBV	Hypothetical Liquidation of Book Value
ISO	Independent System Operator, also referred to as RTO
January 2015 Drop Down Assets	The Laredo Ridge, Tapestry and Walnut Creek projects, which were acquired from NRG on January 2, 2015
June 2014 Drop Down Assets	The TA High Desert, Kansas South and El Segundo projects, which were acquired from NRG on June 30, 2014
Kansas South	NRG Solar Kansas South LLC, the operating subsidiary of NRG Solar Kansas South Holdings LLC, which owns the Kansas South project
Laredo Ridge	Laredo Ridge Wind, LLC, the operating subsidiary of Mission Wind Laredo, LLC, which owns the Laredo Ridge project
LIBOR	London Inter-Bank Offered Rate
Marsh Landing	NRG Marsh Landing LLC, formerly GenOn Marsh Landing LLC
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hour, net of internal/parasitic load megawatt-hour
MWt	Megawatts Thermal Equivalent
NERC	North American Electric Reliability Corporation

Net Exposure	Counterparty credit exposure to NRG Yield, Inc. net of collateral
NOLs	Net Operating Losses
NRG	NRG Energy, Inc.
NRG Yield	Accounting predecessor, representing the combination of the projects that were acquired by NRG Yield LLC
NRG Yield, Inc.	NRG Yield, Inc., together with its consolidated subsidiaries, or the Company
NRG Yield LLC	The holding company through which the projects are owned by NRG, the holder of Class B and Class D common units, and NRG Yield, Inc., the holder of the Class A and Class C common units
NRG Yield Operating LLC	The holder of the project assets that are owned by NRG Yield LLC
OCI/OCL	Other comprehensive income/loss
Pinnacle	Pinnacle Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Pinnacle project
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
PURPA	Public Utility Regulatory Policies Act of 1978
QF	Qualifying Facility under PURPA
ROFO Agreement	Amended and Restated Right of First Offer Agreement between the Company and NRG
RTO	Regional Transmission Organization
RPV Holdco	NRG RPV Holdco 1 LLC
SEC	U.S. Securities and Exchange Commission
Senior Notes	NRG Yield Operating LLC's $500 million of 5.375% unsecured senior notes due 2024
TA High Desert	TA-High Desert LLC, the operating subsidiary of NRG Solar Mayfair LLC, which owns the TA High Desert project
Taloga	Taloga Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Taloga project
Tapestry	Collection of the Pinnacle, Buffalo Bear and Taloga projects
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

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share amounts)	2015	2014 (a)	2015	2014 (a)
Operating Revenues
Total operating revenues	$217	$173	$397	$313
Operating Costs and Expenses
Cost of operations	67	53	142	113
Depreciation and amortization	59	54	113	78
General and administrative — affiliate	3	2	6	4
Acquisition-related transaction and integration costs	1	—	1	—
Total operating costs and expenses	130	109	262	195
Operating Income	87	64	135	118
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	9	14	10	15
Other income, net	—	—	1	1
Loss on debt extinguishment	(7)	—	(7)	—
Interest expense	(44)	(34)	(114)	(61)
Total other expense, net	(42)	(20)	(110)	(45)
Income Before Income Taxes	45	44	25	73
Income tax expense	4	2	—	5
Net Income	41	42	25	68
Less: Pre-acquisition net income of Drop Down Assets	—	17	—	25
Net Income Excluding Pre-acquisition Net Income of Drop Down Assets	41	25	25	43
Less: Net income attributable to noncontrolling interests (b)	31	19	20	33
Net Income Attributable to NRG Yield, Inc.	$10	$6	$5	$10
Earnings Per Share Attributable to NRG Yield, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A and Class C common shares outstanding - basic and diluted	35	23	35	23
Earnings per Weighted Average Class A and Class C Common Share - Basic and Diluted	$0.15	$0.13	$0.07	$0.21
Dividends Per Class A Common Share	0.20	0.35	0.59	0.68
Dividends Per Class C Common Share	$0.20	N/A	$0.20	N/A

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
(b) The calculation of income attributable to noncontrolling interests excludes pre-acquisition net income of the Drop Down Assets.

See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30,		Six months ended June 30,
	2015	2014 (a)	2015	2014 (a)
	(In millions)
Net Income	$41	$42	$25	$68
Other Comprehensive Income (Loss), net of tax
Unrealized gain (loss) on derivatives, net of income tax benefit (expense) of ($4), $0, $4 and $0	21	(22)	4	(34)
Other comprehensive income (loss)	21	(22)	4	(34)
Comprehensive Income	62	20	29	34
Less: Pre-acquisition net income of Drop Down Assets	—	17	—	25
Less: Comprehensive income attributable to noncontrolling interests	46	1	31	8
Comprehensive Income (Loss) Attributable to NRG Yield, Inc.	$16	$2	$(2)	$1

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014 (a)
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$281	$406
Restricted cash	38	45
Accounts receivable — trade	98	85
Accounts receivable — affiliate	1	—
Inventory	29	27
Derivative instruments	4	—
Notes receivable	7	6
Deferred income taxes	14	16
Prepayments and other current assets	19	21
Total current assets	491	606
Property, plant and equipment
In service	4,919	4,796
Under construction	8	8
Total property, plant and equipment	4,927	4,804
Less accumulated depreciation	(449)	(338)
Net property, plant and equipment	4,478	4,466
Other Assets
Equity investments in affiliates	549	227
Notes receivable	13	15
Intangible assets, net of accumulated amortization of $64 and $36	1,389	1,423
Derivative instruments	4	2
Deferred income taxes	140	118
Other non-current assets	144	108
Total other assets	2,239	1,893
Total Assets	$7,208	$6,965

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

	June 30, 2015	December 31, 2014 (a)
LIABILITIES AND STOCKHOLDERS’ EQUITY	(In millions, except share information)
Current Liabilities
Current portion of long-term debt	$407	$214
Accounts payable	23	20
Accounts payable — affiliate	60	46
Derivative instruments	43	48
Accrued expenses and other current liabilities	37	61
Total current liabilities	570	389
Other Liabilities
Long-term debt	4,336	4,573
Derivative instruments	44	69
Other non-current liabilities	52	49
Total non-current liabilities	4,432	4,691
Total Liabilities	5,002	5,080
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 182,848,000 (Class A 34,586,250, Class B 42,738,750, Class C 62,784,250, Class D 42,738,750) and 154,650,000 (Class A 34,586,250, Class B 42,738,750, Class C 34,586,250, Class D 42,738,750) shares issued and outstanding at June 30, 2015 and December 31, 2014	1	—
Additional paid-in capital	1,852	1,240
Retained earnings	8	3
Accumulated other comprehensive loss	(16)	(9)
Noncontrolling interest	361	651
Total Stockholders' Equity	2,206	1,885
Total Liabilities and Stockholders' Equity	$7,208	$6,965

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2015	2014 (a)
	(In millions)
Cash Flows from Operating Activities
Net income	$25	$68
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of equity in earnings of unconsolidated affiliates	18	(8)
Depreciation and amortization	113	78
Amortization of financing costs and debt discount/premiums	6	5
Amortization of intangibles and out-of-market contracts	26	1
Adjustment for debt extinguishment	7	—
Changes in deferred income taxes	—	5
Changes in derivative instruments	(35)	(5)
Changes in other working capital	(72)	(69)
Net Cash Provided by Operating Activities	88	75
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(37)	—
Acquisition of Drop Down Assets, net of cash acquired	(489)	(336)
Capital expenditures	(8)	(29)
Decrease in restricted cash	7	49
Decrease in notes receivable	3	5
Proceeds from renewable energy grants	—	137
Investments in unconsolidated affiliates	(313)	(15)
Other	—	11
Net Cash Used in Investing Activities	(837)	(178)
Cash Flows from Financing Activities
Contributions from noncontrolling interests	119	—
Capital contributions from NRG	—	2
Distributions and return of capital to NRG	—	(25)
Proceeds from the issuance of common stock	600	—
Payment of dividends and distributions to shareholders	(61)	(44)
Proceeds from issuance of long-term debt	575	386
Payment of debt issuance costs	(11)	(13)
Payments for long-term debt	(598)	(154)
Net Cash Provided by Financing Activities	624	152
Net (Decrease) Increase in Cash and Cash Equivalents	(125)	49
Cash and Cash Equivalents at Beginning of Period	406	59
Cash and Cash Equivalents at End of Period	$281	$108

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business
NRG Yield, Inc., or the Company, is a dividend growth-oriented company formed as a Delaware corporation on December 20, 2012, to serve as the primary vehicle through which NRG owns, operates and acquires contracted renewable and conventional generation and thermal infrastructure assets. The Company owns 100% of the Class A units and Class C units of NRG Yield LLC, including a controlling interest through its position as managing member. NRG Yield LLC, through its wholly owned subsidiary, NRG Yield Operating LLC, or Yield Operating, is the holder of a portfolio of renewable and conventional generation and thermal infrastructure assets, primarily located in the Northeast, Southwest and California regions of the U.S.
The Company consolidates the results of NRG Yield LLC through its controlling interest, with NRG's interest shown as noncontrolling interest in the financial statements. On May 14, 2015, the Company completed a stock split in connection with which each outstanding share of Class A common stock was split into one share of Class A common stock and one share of Class C common stock, and each outstanding share of Class B common stock was split into one share of Class B common stock and one share of Class D common stock. The stock split is referred to as the Recapitalization and all references to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retrospectively adjusted to reflect the Recapitalization. In addition, on June 29, 2015, NRG Yield, Inc. completed the issuance of 28,198,000 shares of Class C common stock for net proceeds of $600 million. See further discussion in Note 10, Changes in Capital Structure. The holders of the Company's outstanding shares of Class A and Class C common stock are entitled to dividends as declared. NRG receives its distributions from NRG Yield LLC through its ownership of NRG Yield LLC Class B and Class D units.
The following table represents the structure of the Company as of June 30, 2015:

NRG Energy, Inc.
Public shareholders
Class B Common Stock and Class D Common Stock Aggregate 55.1% Voting Interest
NRG Yield, Inc.
Class A Common Stock and Class C Common Stock Aggregate 44.9% Voting Interest
Sole Managing Member Class A Units and Class C Units Aggregate 53.3% Economic Interest
Class B Units and Class D Units Aggregate 46.7% Economic Interest
NRG Yield LLC
NRG Yield Operating LLC
Project companies

As of June 30, 2015, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Conventional
GenConn Middletown	49.95%	95	Connecticut Light & Power	2041
GenConn Devon	49.95%	95	Connecticut Light & Power	2040
Marsh Landing	100%	720	Pacific Gas and Electric	2023
El Segundo	100%	550	Southern California Edison	2023
Walnut Creek	100%	485	Southern California Edison	2023
		1,945
Utility Scale Solar
Alpine	100%	66	Pacific Gas and Electric	2033
Avenal	49.95%	23	Pacific Gas and Electric	2031
Avra Valley	100%	25	Tucson Electric Power	2032
Blythe	100%	21	Southern California Edison	2029
Borrego	100%	26	San Diego Gas and Electric	2038
Roadrunner	100%	20	El Paso Electric	2031
CVSR	48.95%	122	Pacific Gas and Electric	2038
Kansas South	100%	20	Pacific Gas and Electric	2033
TA High Desert	100%	20	Southern California Edison	2033
Desert Sunlight 250	25%	63	Southern California Edison	2035
Desert Sunlight 300	25%	75	Pacific Gas and Electric	2040
		481
Distributed Solar
AZ DG Solar Projects	100%	5	Various	2025 - 2033
PFMG DG Solar Projects	51%	5	Various	2032
		10
Wind
Alta I	100%	150	Southern California Edison	2035
Alta II	100%	150	Southern California Edison	2035
Alta III	100%	150	Southern California Edison	2035
Alta IV	100%	102	Southern California Edison	2035
Alta V	100%	168	Southern California Edison	2035
Alta X (b)	100%	137	Southern California Edison	2038(c)
Alta XI (b)	100%	90	Southern California Edison	2038(c)
South Trent	100%	101	AEP Energy Partners	2029
Laredo Ridge	100%	80	Nebraska Public Power District	2031
Taloga	100%	130	Oklahoma Gas & Electric	2031
Pinnacle	100%	55	Maryland Department of General Services and University System of Maryland	2031
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Spring Canyon II (b)	90.1%	31	Platte River Power Authority	2038
Spring Canyon III (b)	90.1%	26	Platte River Power Authority	2039
		1,389
Thermal
Thermal equivalent MWt(d)	100%	1,310	Various	Various
Thermal generation	100%	124	Various	Various

Total net capacity (excluding equivalent MWt)		3,949

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of June 30, 2015.
(b) Projects are part of tax equity arrangements, as further described in Note 2, Summary of Significant Accounting Policies.
(c) PPA begins on January 1, 2016.
(d) For thermal energy, net capacity represents MWt for steam or chilled water and excludes 134 MWt available under the right-to-use provisions contained in agreements between two of the Company's thermal facilities and certain of its customers.

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
In connection with its initial public offering in 2013, the Company entered into a management services agreement with NRG for various services, including human resources, accounting, tax, legal, information systems, treasury, and risk management. Costs incurred by the Company under this agreement were $6 million and $4 million for the six months ended June 30, 2015, and 2014, respectively, which included certain direct expenses incurred by NRG on behalf of the Company.
Stockholders' equity represents the equity associated with the Class A and Class C common stockholders, with the equity associated with the Class B and Class D common stockholder, or NRG, classified as noncontrolling interest.
As described in Note 3, Business Acquisitions, on January 2, 2015, the Company acquired the Laredo Ridge, Tapestry, and Walnut Creek projects, or the January 2015 Drop Down Assets, for total cash consideration of $489 million, including $9 million for working capital, plus assumed debt of $737 million. Additionally, on June 30, 2014, the Company acquired the TA High Desert, Kansas South, and El Segundo projects, or the June 2014 Drop Down Assets, from NRG for total cash consideration of $357 million plus assumed project level debt. These acquisitions were accounted for as transfers of entities under common control. The accounting guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its consolidated financial statements to reflect the transfer as if it had taken place from the beginning of the financial statements period, or from the date the entities were under common control, which was April 1, 2014, for the January 2015 Drop Down Assets, which represents the date these entities were acquired by NRG.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the SEC’s regulations for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company’s annual financial statements for the year ended December 31, 2014. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of June 30, 2015, and the results of operations, comprehensive income and cash flows for the six months ended June 30, 2015, and 2014.

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
Tax Equity Arrangements
Certain portions of the Company’s noncontrolling interest in subsidiaries represent third-party interests in the net assets under certain tax equity arrangements, which are consolidated by the Company, that have been entered into to finance the cost of wind facilities eligible for certain tax credits. Additionally, certain portions of the Company’s investments in unconsolidated affiliates reflect the Company’s interests in tax equity arrangements that are not consolidated by the Company that have been entered into to finance the cost of solar energy systems under operating leases eligible for certain tax credits. The Company has determined that the provisions in the contractual agreements of these structures represent substantive profit sharing arrangements. Further, the Company has determined that the appropriate methodology for calculating the noncontrolling interest and investment in unconsolidated affiliates that reflects the substantive profit sharing arrangements is a balance sheet approach utilizing the hypothetical liquidation book value, or HLBV, method. Under the HLBV method, the amounts reported as noncontrolling interests and investment in unconsolidated affiliates represent the amounts the investors that are party to the tax equity arrangements would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements, assuming the net assets of the funding structures were liquidated at their recorded amounts determined in accordance with GAAP. The investors’

interests in the results of operations of the funding structures are determined as the difference in noncontrolling interests and investment in unconsolidated affiliates at the start and end of each reporting period, after taking into account any capital transactions between the structures and the funds’ investors. The calculations utilized to apply the HLBV method include estimated calculations of taxable income or losses for each reporting period.
Noncontrolling Interests
The following table reflects the changes in the Company's noncontrolling interest balance:

(In millions)
Balance as of December 31, 2014	651
Payment to NRG for acquired January 2015 Drop Down Assets	(489)
Contributions from noncontrolling interest for Alta Wind X-X1 TE Holdco	119
Noncontrolling interest acquired in Spring Canyon acquisition	74
Comprehensive income	31
Non-cash contributions	9
Cash distributions to NRG	(34)
Balance as of June 30, 2015	$361
On June 30, 2015, the Company sold an economic interest in Alta Wind X-XI TE Holdco, holder of the Alta Wind X and Alta Wind XI projects, to a financial institution in order to monetize cash and tax attributes, primarily production tax credits. The net proceeds of $119 million are reflected as noncontrolling interest in the Company's balance sheet.
As described in Note 3, Business Acquisitions, the Company acquired Spring Canyon on May 7, 2015. The Company owns 90.1% of the Class B shares of Spring Canyon. The seller, Invenergy, owns the remaining 9.9% of the Class B shares and the Class A shares are owned by a tax equity investor. The interests of Invenergy and the tax equity investor of $74 million are shown as noncontrolling interests.
On January 2, 2015, the Company acquired the January 2015 Drop Down Assets, as discussed in Note 3, Business Acquisitions. The difference between the cash paid of $489 million and the historical value of the entities' net assets of $61 million, as well as $23 million of AOCL, was recorded as a distribution to NRG and reduced the balance of its noncontrolling interest. In addition, as the January 2015 Drop Down Assets were owned by NRG until January 2, 2015, the pre-acquisition earnings of such projects are recorded as attributable to NRG's noncontrolling interest.
Distributions
On August 4, 2015, NRG Yield LLC announced the declaration of a distribution on its units of $0.21 per unit payable on September 15, 2015 to unit holders of record as of September 1, 2015. On May 20, 2015, NRG Yield LLC declared a distribution on its units of $0.20 per unit, which was paid on June 15, 2015. On February 17, 2015, NRG Yield LLC declared a distribution on its units of $0.39 per unit, which was paid on March 16, 2015. The portion of the distributions paid by NRG Yield LLC to NRG was recorded as a reduction to the Company's noncontrolling interest balance.
Recent Accounting Developments
ASU 2015-03 — In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU No. 2015-03.  The amendments of ASU No. 2015-03 were issued to reduce complexity in the balance sheet presentation of debt issuance costs.  ASU No. 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard.  The guidance in ASU No. 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption is permitted for financial statements that have not been previously issued.  Had the Company adopted this guidance early, other assets would have been lower by $66 million and $67 million with corresponding decreases in debt as of June 30, 2015, and December 31, 2014, respectively. The adoption of this standard will have no impact on the Company's results of operations, cash flows or net assets.

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
ASU 2014-09 — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU No. 2014-09.  The amendments of ASU No. 2014-09 complete the joint effort between the FASB and the International Accounting Standards Board, or IASB, to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards, or IFRS, and to improve financial reporting.  The guidance in ASU No. 2014-09 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes the following steps to be applied by an entity: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies the performance obligation.  On July 9, 2015, the FASB voted to defer the effective date by one year to make the guidance of ASU No. 2014-09 effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted, but not prior to the original effective date, which was for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the standard on the Company's results of operations, cash flows and financial position.

Note 3 — Business Acquisitions
2015 Acquisitions

Desert Sunlight — On June 29, 2015, the Company acquired 25% of the membership interest in Desert Sunlight Investment Holdings, LLC, which owns two solar photovoltaic facilities that total 550 MW, located in Desert Center, California from EFS Desert Sun, LLC, an affiliate of GE Energy Financial Services for a purchase price of $285 million. Power generated by the facilities is sold to Southern California Edison and Pacific Gas and Electric under long-term PPAs with approximately 20 years and 25 years of remaining contract life, respectively. The Company accounts for its 25% investment as an equity method investment.

Spring Canyon — On May 7, 2015, the Company acquired a 90.1% interest in Spring Canyon II, a 34 MW wind facility, and Spring Canyon III, a 29 MW wind facility, each located in Logan County, Colorado, from Invenergy Wind Global LLC. The purchase price was funded with cash on hand. Power generated by Spring Canyon II and Spring Canyon III is sold to Platte River Power Authority under long-term PPAs with approximately 24 years of remaining contract life.

University of Bridgeport Fuel Cell — On April 30, 2015, the Company completed the acquisition of the University of Bridgeport Fuel Cell project in Bridgeport, Connecticut from FuelCell Energy, Inc. The project added an additional 1.4 MW of thermal capacity to the Company's portfolio, with a 12 year contract, with the option for a 7-year extension. The acquisition is reflected in the Company's Thermal segment.

January 2015 Drop Down Assets from NRG — On January 2, 2015, the Company acquired the following projects from NRG: (i) Laredo Ridge, an 80 MW wind facility located in Petersburg, Nebraska, (ii) Tapestry, which includes Buffalo Bear, a 19 MW wind facility in Buffalo, Oklahoma; Taloga, a 130 MW wind facility in Putnum, Oklahoma; and Pinnacle, a 55 MW wind facility in Keyser, West Virginia, and (iii)  Walnut Creek, a 485 MW natural gas facility located in City of Industry, California, for total cash consideration of $489 million, including $9 million for working capital, plus assumed project-level debt of $737 million. The Company funded the acquisition with cash on hand and drawings under its revolving credit facility. The assets and liabilities transferred to the Company relate to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid and the historical value of the entities' equity of $61 million, as well as $23 million of AOCL, was recorded as a distribution to NRG and reduced the balance of its noncontrolling interest. Since the transaction constituted a transfer of assets under common control, the guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. NRG acquired the majority of EME's assets, including Laredo Ridge, Tapestry and Walnut Creek, on April 1, 2014.

The following table presents the historical information summary combining the financial information for the January 2015 Drop Down Assets transferred in connection with the acquisition:

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
Supplemental Pro Forma Information

As described above, the Company's acquisition of the January 2015 Drop Down Assets was accounted for as a transfer of entities under common control and all periods were retrospectively adjusted to reflect the entities as if they were transferred on the date the entities were under common control, which was April 1, 2014, the date NRG acquired Walnut Creek, Laredo Ridge and Tapestry. The following unaudited supplemental pro forma information represents the results of operations as if the Company had acquired the January 2015 Drop Down Assets on January 1, 2014, including the impact of acquisition accounting with respect to NRG's acquisition of the projects. While the financial statements have been retrospectively adjusted, all net income or losses prior to the Company's acquisition of the projects is reflected as attributable to NRG and accordingly, no pro forma impact to earnings per Class A and Class C common share was calculated.

For the six months ended
(In millions)	June 30, 2014

Operating revenues	$339
Net income	65
Since the acquisition date, the January 2015 Drop Down Assets contributed $73 million in operating revenues and $23 million in net income.

2014 Acquisitions

Alta Wind Portfolio Acquisition — On August 12, 2014, the Company acquired 100% of the membership interests of Alta Wind Asset Management Holdings, LLC, Alta Wind Company, LLC, Alta Wind X Holding Company, LLC and Alta Wind XI Holding Company, LLC, which collectively own seven wind facilities that total 947 MW located in Tehachapi, California and a portfolio of associated land leases, or the Alta Wind Portfolio. Power generated by the Alta Wind Portfolio is sold to Southern California Edison under long-term PPAs, with 21 years of remaining contract life for Alta Wind I-V. The Alta X and XI PPAs begin in 2016 with a term of 22 years and currently sell energy and renewable energy credits on a merchant basis.

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
The acquisition was recorded as a business combination under ASC 805, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date. The initial accounting for the business combination is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocation of the purchase price may be modified up to one year from the date of the acquisition as more information is obtained about the fair value of assets acquired and liabilities assumed. The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of December 31, 2014, as well as adjustments made through June 30, 2015.
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

Fair value measurements
The fair values of the property, plant and equipment and intangible assets were measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820. Significant inputs were as follows:

•
Property, plant and equipment — The fair values were determined primarily based on an income method using discounted cash flows and validated using a cost approach based on the replacement cost of the assets less economic obsolescence. The income approach was applied by determining the enterprise value for each acquired entity and subtracting the fair value of the intangible assets and working capital to determine the implied value of the tangible fixed assets. This methodology was primarily relied upon as the forecasted cash flows incorporate the specific attributes of each asset including age, useful life, equipment condition and technology. The income approach also allows for an accurate reflection of current and expected market dynamics such as supply and demand and regulatory environment as of the acquisition date.

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

June 2014 Drop Down Assets — On June 30, 2014, the Company acquired from NRG: (i) El Segundo, a 550 MW fast-start, gas-fired facility located in Los Angeles County, California; (ii) TA High Desert, a 20 MW solar facility located in Los Angeles County, California; and (iii) Kansas South, a 20 MW solar facility located in Kings County, California. The Company paid total cash consideration of $357 million, which represents a base purchase price of $349 million and $8 million of working capital adjustments. In addition, the acquisition included the assumption of $612 million of project-level debt. The assets and liabilities transferred to the Company relate to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50. The difference between the cash proceeds and the historical value of the net assets was recorded as a distribution to NRG and reduced the balance of its noncontrolling interest. Since the transaction constituted a transfer of entities under common control, the guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its consolidated financial statements to reflect the transfer as if it had taken place from the beginning of the financial statements period.

Note 4 — Property, Plant and Equipment
The Company’s major classes of property, plant, and equipment were as follows:

	June 30, 2015	December 31, 2014	Depreciable Lives
	(In millions)
Facilities and equipment	$4,832	$4,709	2 - 40 Years
Land and improvements	87	87
Construction in progress	8	8
Total property, plant and equipment	4,927	4,804
Accumulated depreciation	(449)	(338)
Net property, plant and equipment	$4,478	$4,466

Note 5 — Variable Interest Entities, or VIEs
Entity that is Consolidated
Alta TE Holdco — On June 30, 2015, the Company sold an economic interest in Alta TE Holdco to a financial institution in order to monetize certain cash and tax attributes, primarily production tax credits. The financial institution, or Investor, receives 99% of allocations of taxable income and other items until the flip point, which occurs when the Investor obtains a specified return on its initial investment, at which time the allocations to the Investor change to 5%. The Company receives 100% of cash available for distribution in the first year and subsequently receives 94.34% until the flip point, at which time the allocations to the Company of cash available for distribution change to 97.12%, except if the flip point has not occurred by a specified date, which would result in 100% of cash available for distribution allocated to the Investor until the flip point occurs. Alta TE Holdco is a VIE and the Company is the primary beneficiary, through its position as managing member, and consolidates Alta TE Holdco. The net proceeds of $119 million are reflected as noncontrolling interest in the Company's balance sheet.
The summarized financial information for Alta TE Holdco consisted of the following:

(In millions)	June 30, 2015
Other current and non-current assets	$11
Property, plant and equipment	493
Intangible assets	287
Total assets	791
Current and non-current liabilities	8
Total liabilities	8
Noncontrolling interest	130
Net assets less noncontrolling interests	$653

Entities that are not Consolidated
The Company has interests in entities that are considered VIEs under ASC 810, Consolidation, but is not considered the primary beneficiary.  The Company accounts for its interests in these entities under the equity method of accounting.
NRG DGPV Holdco 1 LLC — On May 8, 2015, NRG Yield DGPV Holding LLC, a subsidiary of the Company, and NRG Renew LLC, a subsidiary of NRG, entered into a partnership by forming NRG DGPV Holdco 1 LLC, or DGPV Holdco, that will own or purchase solar power generation projects and other ancillary related assets via intermediate funds. On June 12, 2015, DGPV Holdco invested in a tax equity portfolio of distributed solar projects acquired from NRG Renew LLC. The portfolio agreed to pay NRG Renew LLC approximately $32 million for the acquired projects, of which approximately $7 million was paid in June 2015. The Company's initial investment in this portfolio was $4 million in cash and a $15 million payable into the portfolio, which it expects to pay during the third quarter of 2015. The Company's maximum exposure to loss is limited to its equity investment, which was $19 million as of June 30, 2015.
NRG RPV Holdco 1 LLC — On April 9, 2015, NRG Yield RPV Holding LLC, a subsidiary of the Company, and NRG Residential Solar Solutions LLC, a subsidiary of NRG, entered into a partnership, by forming NRG RPV Holdco 1 LLC, or RPV Holdco, that will invest in and hold operating portfolios of residential solar assets developed by NRG Home Solar, a subsidiary of NRG, including: (i) an existing, unlevered portfolio of over 2,200 leases across nine states representing approximately 17 MW with a weighted average remaining lease term of approximately 17 years; and (ii) in-development, tax equity financed portfolios of approximately 13,000 leases representing approximately 90 MW, with an average lease term for the existing and new leases of approximately 17 to 20 years. The following illustrates the structure of RPV Holdco:

NRG Residential Solar Solutions, LLC (subsidiary of NRG)
NRG Yield Operating LLC
5% of pre-flip allocations/
95% of post-flip allocations
Managing member
Consolidates RPV Holdco
95% of pre-flip allocations/
5% of post-flip allocations
Investor member
RPV Holdco
Maintenance and Installation of systems
Investment Funds

The Company invested $26 million in RPV Holdco in April 2015 related to the existing, unlevered portfolio of leases. The Company also invested $14 million of its $150 million commitment in the tax equity financed portfolios through June 30, 2015. Its maximum exposure will be limited to its equity investment. RPV Holdco is considered a VIE under ASC 810, however the Company is not the primary beneficiary, and will account for its investment under the equity method. The Company's maximum exposure to loss is limited to its equity investment, which was $40 million as of June 30, 2015.
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
The project was funded through equity contributions from the owners and non-recourse, project-level debt. As of June 30, 2015, the Company's investment in GenConn was $113 million and its maximum exposure to loss is limited to its equity investment. Additionally, GenConn has a $237 million project note with an interest rate of 4.73% and a maturity date of July 2041, and a 5-year, $35 million working capital facility that matures in 2018, which can be used to issue letters of credit at an interest rate of 1.875% per annum. As of June 30, 2015, $224 million was outstanding under the note and nothing was drawn on the working capital facility. The note is secured by all of the GenConn assets.

The following table presents summarized financial information for GCE Holding LLC:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2015	2014	2015	2014
Income Statement Data:
Operating revenues	$18	$18	$40	$44
Operating income	11	10	20	20
Net income	$8	$7	$14	$14

	June 30, 2015	December 31, 2014
Balance Sheet Data:	(In millions)
Current assets	$37	$33
Non-current assets	424	438
Current liabilities	16	20
Non-current liabilities	$219	$223

Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accounts payable — affiliate, accrued expenses and other liabilities, the carrying amounts approximate fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of June 30, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In millions)
Assets:
Notes receivable, including current portion	$20	$20	$21	$21
Liabilities:
Long-term debt, including current portion	$4,743	$4,813	$4,787	$4,873
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

Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2015	As of December 31, 2014
	Fair Value (a)	Fair Value (a)
(In millions)	Level 2	Level 2
Derivative assets:
Commodity contracts	$4	$—
Interest rate contracts	4	2
Total assets	8	2
Derivative liabilities:
Commodity contracts	3	3
Interest rate contracts	84	114
Total liabilities	$87	$117

(a) There were no assets or liabilities classified as Level 1 or Level 3 as of June 30, 2015, or December 31, 2014.
Derivative Fair Value Measurements
A majority of the Company's contracts are non-exchange-traded and valued using prices provided by external sources. For the Company’s energy markets, management receives quotes from multiple sources. To the extent that multiple quotes are received, the prices reflect the average of the bid-ask mid-point prices obtained from all sources believed to provide the most liquid market for the commodity. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of June 30, 2015, there were no contracts valued with prices provided by models and other valuation techniques.
The fair value of each contract is discounted using a risk free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is calculated based on credit default swaps. To the extent that the net exposure is an asset, the Company uses the counterparty’s default swap rate. If the exposure is a liability, the Company uses its default swap rate. The credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of June 30, 2015, the credit reserve resulted in a $1 million increase in fair value which is composed of a $1 million gain in OCI. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
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

Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including solar and other PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of June 30, 2015, credit risk exposure to these counterparties attributable to the Company's ownership interests was approximately $2.4 billion for the next five years. The majority of these power contracts are with utilities with strong credit quality and public utility commission or other regulatory support, as further described in Note 11, Segment Reporting, to the Company's audited consolidated financial statements included in the Company's 2014 Form 10-K. However, such regulated utility counterparties can be impacted by changes in government regulations, which the Company is unable to predict.

Note 7 — Accounting for Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Note 7, Accounting for Derivative Instruments and Hedging Activities, to the Company's audited consolidated financial statements included in the Company's 2014 Form 10-K.
Energy-Related Commodities
As of June 30, 2015, the Company had forward contracts with an NRG subsidiary, hedging the sale of power from the Alta X and Alta XI wind facilities extending through the end of 2015 and forward contracts for the purchase of fuel commodities relating to the forecasted usage of the Company’s district energy centers extending through 2017. At June 30, 2015, these contracts were not designated as cash flow or fair value hedges.

Interest Rate Swaps
As of June 30, 2015, the Company had interest rate derivative instruments on non-recourse debt extending through 2031, most of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company's open derivative transactions broken out by commodity as of June 30, 2015, and December 31, 2014.

		Total Volume
		June 30, 2015	December 31, 2014
Commodity	Units	(In millions)
Natural Gas	MMBtu	3	2
Interest	Dollars	$1,841	$2,817
The decrease in the interest rate position is primarily the result of settling the Alta X and Alta XI interest rate swaps in connection with the repayment of the outstanding project-level debt, as further described in Note 8, Long-term Debt.
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$—	$37	$40
Interest rate contracts long-term	4	2	42	49
Total Derivatives Designated as Cash Flow Hedges	4	2	79	89
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	—	—	3	5
Interest rate contracts long-term	—	—	2	20
Commodity contracts current	4	—	3	3
Total Derivatives Not Designated as Cash Flow Hedges	4	—	8	28
Total Derivatives	$8	$2	$87	$117

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of June 30, 2015, there was no outstanding collateral paid or received. The following table summarizes the offsetting of derivatives by counterparty master agreement level:

	Gross Amounts Not Offset in the Statement of Financial Position
As of June 30, 2015	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative assets	$4	$(1)	$3
Derivative liabilities	(3)	1	(2)
Total commodity contracts	1	—	1
Interest rate contracts:
Derivative assets	4	(3)	1
Derivative liabilities	(84)	3	(81)
Total interest rate contracts	(80)	—	(80)
Total derivative instruments	$(79)	$—	$(79)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2014	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative assets	$—	$—	$—
Derivative liabilities	(3)	—	(3)
Total commodity contracts	(3)	—	(3)
Interest rate contracts:
Derivative assets	2	(2)	—
Derivative liabilities	(114)	2	(112)
Total interest rate contracts	(112)	—	(112)
Total derivative instruments	$(115)	$—	$(115)
Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL, balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In millions)
Accumulated OCL beginning balance	$(69)	$(12)	$(52)	$—
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	5	4	7	7
Mark-to-market of cash flow hedge accounting contracts	16	(26)	(3)	(41)
Accumulated OCL ending balance, net of income tax benefit of $10, and $1, respectively	$(48)	$(34)	$(48)	$(34)
Accumulated OCL attributable to NRG	(32)	(25)	(32)	(25)
Accumulated OCL attributable to NRG Yield, Inc.	$(16)	$(9)	$(16)	$(9)
Losses expected to be realized from OCL during the next 12 months, net of income tax benefit of $3	$(14)		$(14)
Amounts reclassified from accumulated OCL into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded to interest expense. There was no ineffectiveness for the three or six months ended June 30, 2015, and 2014.
Impact of Derivative Instruments on the Statements of Operations
The Company has interest rate derivative instruments that are not designated as cash flow hedges. The effect of interest rate hedges is recorded to interest expense. For the three months ended June 30, 2015, and 2014, the impact to the consolidated statements of operations was a gain of $31 million and a loss of $3 million, respectively. For the six months ended June 30, 2015, and 2014, the impact to the consolidated statements of operations was a gain of $19 million and a loss of $6 million, respectively.

A portion of the Company’s derivative commodity contracts relate to its Thermal Business for the purchase of fuel commodities based on the forecasted usage of the thermal district energy centers. Realized gains and losses on these contracts are reflected in the fuel costs that are permitted to be billed to customers through the related customer contracts or tariffs and accordingly, no gains or losses are reflected in the consolidated statements of operations for these contracts.
Commodity contracts also hedge the forecasted sale of power for the Alta X and Alta XI wind facilities until the start of the PPAs on January 1, 2016. The effect of these commodity hedges is recorded to operating revenues. For the three months ended June 30, 2015, and 2014, the impact to the consolidated statements of operations was an unrealized loss of $4 million and $0 million, respectively. For the six months ended June 30, 2015, and 2014, the impact to the consolidated statements of operations was an unrealized gain of $3 million and $0 million, respectively.
See Note 6, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 8 — Long-term Debt
This footnote should be read in conjunction with the complete description under Note 9, Long-term Debt, to the Company's 2014 Form 10-K. Long-term debt consisted of the following:

	June 30, 2015	December 31, 2014	June 30, 2015, interest rate % (a)
	(In millions, except rates)
Senior Notes, due 2024	$500	$500	5.375
Convertible notes, due 2019 (b)	328	326	3.50
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility, due 2019	267	—	L+2.50
Convertible notes, due 2020 (c)	264	—	3.25
Project-level debt:
Alta Wind I, lease financing arrangement, due 2034	255	261	7.015
Alta Wind II, lease financing arrangement, due 2034	200	205	5.696
Alta Wind III, lease financing arrangement, due 2034	208	212	6.067
Alta Wind IV, lease financing arrangement, due 2034	138	138	5.938
Alta Wind V, lease financing arrangement, due 2035	215	220	6.071
Alta Wind X, due 2021	—	300	L+2.00
Alta Wind XI, due 2021	—	191	L+2.00
Alta Realty Investments, due 2031	33	34	7.00
Alta Wind Asset Management, due 2031	19	20	L+2.375
NRG West Holdings LLC, due 2023 (El Segundo Energy Center)	489	506	L+1.625 - L+2.25
NRG Marsh Landing LLC, due 2017 and 2023	454	464	L+1.75 - L+1.875
Walnut Creek Energy, due 2023	381	391	L+1.625
Tapestry Wind LLC, due 2021	185	192	L+1.625
NRG Solar Alpine LLC, due 2014 and 2022	161	163	L+1.75
NRG Energy Center Minneapolis LLC, due 2017 and 2025	112	121	5.95 -7.25
Laredo Ridge LLC, due 2026	106	108	L+1.875
NRG Solar Borrego LLC, due 2025 and 2038	74	75	L+ 2.50/5.65
South Trent Wind LLC, due 2020	63	65	L+2.75
NRG Solar Avra Valley LLC, due 2031	62	63	L+1.75
TA High Desert LLC, due 2020 and 2032	54	55	L+2.50/5.15
WCEP Holdings LLC, due 2023	46	46	L+3.00
NRG Roadrunner LLC, due 2031	41	42	L+2.01
NRG Solar Kansas South LLC, due 2031	34	35	L+2.00
NRG Solar Blythe LLC, due 2028	22	22	L+2.75
PFMG and related subsidiaries financing agreement, due 2030	31	31	6.00
NRG Energy Center Princeton LLC, due 2017	1	1	5.95
Subtotal project-level debt:	3,384	3,961
Total debt	4,743	4,787
Less current maturities	407	214
Total long-term debt	$4,336	$4,573

(a) As of June 30, 2015, L+ equals 3 month LIBOR plus x%, except for the NRG Marsh Landing term loan, Walnut Creek term loan, and the Revolving Credit Facility where L+ equals 1 month LIBOR plus x% and Kansas South where L+ equals 6 month LIBOR plus x%.
(b) Net of discount of $17 million and $19 million as of June 30, 2015, and December 31, 2014, respectively.
(c) Net of discount of $23 million as of June 30, 2015.
The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of June 30, 2015, the Company was in compliance with all of the required covenants.

The discussion below lists changes to or additions of long-term debt for the six months ended June 30, 2015.
Convertible Senior Notes due 2019
In connection with the Recapitalization, the Company adjusted the conversion rate of its 2019 Convertible Notes. Effective on May 15, 2015, the conversion rate was adjusted to 42.9644 shares of Class A common stock per $1,000 principal amount of 2019 Convertible Notes in accordance with the terms of the related indenture.
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility
On June 26, 2015, the Company amended the revolving credit facility to, among other things, increase the availability from $450 million to $495 million. As of June 30, 2015, $267 million of borrowing and $32 million of letters of credit were outstanding. In July 2015, the Company repaid $190 million utilizing proceeds from the issuance of the 2020 Convertible Notes and the Class C common stock, both completed on June 29, 2015.
Convertible Senior Notes due 2020
On June 29, 2015, the Company closed on its offering of $287.5 million aggregate principal amount of 3.25% Convertible Senior Notes due 2020, or the 2020 Convertible Notes.  The 2020 Convertible Notes are convertible, under certain circumstances, into the Company’s Class C common stock, cash or a combination thereof at an initial conversion price of $27.50 per Class C common share, which is equivalent to an initial conversion rate of approximately 36.3636 shares of Class C common stock per $1,000 principal amount of notes. Interest on the 2020 Convertible Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2015. The 2020 Convertible Notes mature on June 1, 2020, unless earlier repurchased or converted in accordance with their terms. Prior to the close of business on the business day immediately preceding December 1, 2019, the 2020 Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
The 2020 Convertible Notes are accounted for in accordance with ASC 470-20. Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components. The application of ACS 470-20 resulted in the recognition of $23 million as the value for the equity component with the offset to debt discount. The debt discount will be amortized to interest expense using the effective interest method over the term of the Notes.
Alta Wind X and Alta Wind XI Due 2021
On June 30, 2015, the Company entered into a tax equity financing arrangement through which Yield Operating received $119 million in net proceeds, as described in Note 5, Variable Interest Entities, or VIEs. These proceeds, as well as proceeds obtained from the June 29, 2015, common stock issuance, as described in Note 10, Changes in Capital Structure, and 2020 Convertible Notes issuance, as described above, were utilized to repay all of the outstanding project indebtedness associated with the Alta Wind X and Alta Wind XI wind facilities. The Company also settled interest rate swaps associated with the project level debt for the Alta Wind X and Alta Wind XI wind facilities at a value of $17 million.
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
On December 17, 2014, Laredo Ridge amended the credit agreement to increase its term loan borrowings by an additional $41 million to reduce the working capital facility by $1 million, to increase the letter of credit facility by $1 million and to reduce the related interest rate to LIBOR plus 1.875% through December 31, 2018, LIBOR plus 2.125% from January 1, 2019 through December 31, 2023 and LIBOR plus 2.375% from January 1, 2024 through the maturity date. The fee on the working capital facility was reduced to 0.5%. In addition, the maturity date was extended to March 31, 2028. The proceeds were utilized to make a distribution of $33 million to NRG Wind LLC, an NRG subsidiary, with the remaining $8 million utilized to fund the costs of the amendment. As of June 30, 2015, $106 million was outstanding under the term loan, nothing was outstanding under the working capital facility, and $10 million of letters of credit in support of the project were issued.
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
Under the terms of the agreement, Tapestry Wind LLC entered into a series of fixed for floating interest rate swaps that would fix the interest rate for a minimum of 90% of the outstanding notional amount. Tapestry Wind LLC will pay its counterparty the equivalent of a 2.21% fixed interest payment on a predetermined notional value, and quarterly, Tapestry Wind LLC will receive the equivalent of a floating interest payment based on a three-month LIBOR calculated on the same notional value through December 21, 2021. All interest rate swap payments by Tapestry Wind LLC and its counterparties are made quarterly and the LIBOR is determined in advance of each interest period. Swaps became effective December 30, 2011, and amortize in proportion to the term loan. At the same time Tapestry Wind LLC entered into a series of forward starting swaps to hedge the refinancing risk. The swaps are effective December 21, 2021. Tapestry Wind LLC will pay its counterparty the equivalent of a 3.57% fixed interest payment on a predetermined notional value, and quarterly, Tapestry Wind LLC will receive the equivalent of a floating interest payment based on a three-month LIBOR calculated on the same notional value through December 21, 2029.
On November 12, 2014, Tapestry Wind LLC amended the credit agreement to reduce the related interest rate to LIBOR plus 1.625% through December 20, 2018 and LIBOR plus 1.75% from December 21, 2018 through the maturity date. As of June 30, 2015, $185 million was outstanding under the term loan, nothing was outstanding under the working capital facility and $20 million of letters of credit in support of the project were issued.
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
On October 21, 2014, Walnut Creek amended the credit agreement to increase its term loan borrowings by an additional $10 million, and to reduce the related interest rate to LIBOR plus 1.625% through September 30, 2018, LIBOR plus 1.75% from October 1, 2018 through September 30, 2022, and LIBOR plus 1.875% from October 1, 2022, through the maturity date. The fee on the working capital facility was reduced to 0.5%. The proceeds were utilized to make a distribution of $6 million to WCEP Holdings LLC with the remaining $4 million utilized to fund the costs of the amendment. In addition Walnut Creek entered into an additional interest rate swap to maintain the minimum of 90% of the outstanding notional amount being swapped to a fixed interest rate. Walnut Creek pays its counterparty the equivalent of a 4.0025% fixed interest payment on a predetermined notional value, and quarterly, Walnut Creek receives the equivalent of a floating interest payment based on a three-month LIBOR calculated on the same notional value through July 31, 2020. All interest rate swap payments by Walnut Creek and its counterparties are made quarterly and the LIBOR is determined in advance of each interest period. Swaps became effective June 28, 2013 and amortize in proportion to the term loan. As of June 30, 2015, $381 million was outstanding under the term loan, nothing was outstanding under the working capital facility, and $61 million of letters of credit were issued.

WCEP Holdings LLC
On July 27, 2011, WCEP Holdings LLC entered into a credit agreement with a group of lenders for a $53 million construction loan that was convertible to a term loan upon completion of the Walnut Creek project. The Walnut Creek project met the conditions for the WCEP Holdings LLC loan to convert to a term loan on June 21, 2013. The term loan has an interest rate of LIBOR plus an applicable margin of 4%. The term loan matures in May 2023. The term loan amortizes based upon a predetermined schedule.
Under the terms of the credit agreement, WCEP Holdings LLC entered into two fixed for floating interest rate swaps that would fix the interest rate for a minimum of 90% of the outstanding notional amount. WCEP Holdings LLC will pay its counterparty the equivalent of a 4% fixed interest payment on a predetermined notional value, and quarterly, WCEP Holdings LLC will receive the equivalent of a floating interest payment based on a three-month LIBOR calculated on the same notional value through May 31, 2023. All interest rate swap payments by WCEP Holdings LLC and its counterparties are made quarterly and the LIBOR is determined in advance of each interest period. Swaps became effective June 28, 2013, and amortize in proportion to the term loan.
On October 21, 2014, WCEP Holdings LLC amended the credit agreement to reduce the related interest rate to LIBOR plus 3%. The proceeds of the distribution from Walnut Creek were utilized to make an optional repayment of $6 million on the term loan. In addition, WCEP Holdings LLC partially terminated the interest rate agreements so that at least 90% and no more than 100% of the aggregate principal amount of the loans then outstanding will be subject to interest rate agreements. As of June 30, 2015, $46 million was outstanding under the term loan.
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
NRG West Holdings LLC
On May 29, 2015, NRG West Holdings LLC amended its financing agreement to increase borrowings under the Tranche A facility by $5 million and to reduce the related interest rate to LIBOR plus an applicable margin of 1.625% from May 29, 2015 to August 31, 2017, LIBOR plus an applicable margin of 1.75% from September 1, 2017, to August 31, 2020, and LIBOR plus 1.875% from September 1, 2020 through the maturity date; to reduce the Tranche B loan interest rate to LIBOR plus an applicable margin of 2.250% from May 29, 2015, to August 31, 2017, LIBOR plus 2.375% from September 1, 2017, to August 31, 2020, and LIBOR plus an applicable margin of 2.50% from September 1, 2020 through the maturity date and to reduce the working capital facility by $9 million. The proceeds of the increased borrowing were used to pay costs associated with the refinancing. Further, the amendment resulted in a $7 million loss on debt extinguishment.

Note 9 — Earnings Per Share
Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Shares issued during the year are weighted for the portion of the year that they were outstanding. The number of shares and per share amounts for the prior periods presented below have been retrospectively restated to reflect the Recapitalization as further described in Note 10, Changes in Capital Structure.
The reconciliation of the Company's basic and diluted earnings per share is shown in the following tables:

	Three months ended June 30,
	2015		2014
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted earnings per share attributable to NRG Yield, Inc. common stockholders
Net income attributable to NRG Yield, Inc.	$5	$5	$3	$3
Weighted average number of common shares outstanding	35	35	23	23
Earnings per weighted average common share — basic and diluted	$0.15	$0.15	$0.13	$0.13

	Six months ended June 30,
	2015		2014
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted earnings per share attributable to NRG Yield, Inc. common stockholders
Net income attributable to NRG Yield, Inc.	$3	$3	$5	$5
Weighted average number of common shares outstanding	35	35	23	23
Earnings per weighted average common share — basic and diluted	$0.07	$0.07	$0.21	$0.21

(a) Net income attributable to NRG Yield, Inc. Class A common stock and Class C common stock, as well as basic and diluted earnings per share might not recalculate due to rounding.
With respect to the Class A common stock, there were a total of fifteen million and seven million of anti-dilutive outstanding equity instruments for the three months ended June 30, 2015, and 2014, respectively, and fifteen million and six million of anti-dilutive outstanding equity instruments for the six months ended June 30, 2015, and 2014, respectively, related to the 2019 Convertible Notes. With respect to the Class C common stock, there was an immaterial amount of anti-dilutive outstanding equity instruments for the three and six months ended June 30, 2015, related to the 2020 Convertible Notes.

Note 10 — Changes in Capital Structure
Recapitalization
On May 5, 2015, the Company's stockholders approved amendments to the Company's certificate of incorporation that adjusted the Company’s capital structure by creating two new classes of capital stock, Class C common stock and Class D common stock, and distributed shares of Class C and Class D common stock to holders of the Company's outstanding Class A and Class B common stock, respectively, through a stock split. The Recapitalization became effective on May 14, 2015.

The Class C common stock and Class D common stock have the same rights and privileges and rank equally, share ratably and are identical in all respects to the shares of Class A common stock and Class B common stock, respectively, as to all matters, except that each share of Class C common stock and Class D common stock is entitled to 1/100th of a vote on all stockholder matters. The par value per share of the Company’s Class A common stock and Class B common stock remains unchanged at $0.01 per share after the effect of the stock split described above. Accordingly, the stock split was accounted for as a stock dividend. The Company recorded a transfer between retained earnings and common stock equal to the par value of each share of Class C common stock and Class D common stock that was issued. The Company also retrospectively adjusted all prior period share and per share amounts in the consolidated financial statements for the effect of the stock dividend, so that all periods are comparable.

Class C Common Stock Issuance
On June 29, 2015, the Company closed on its offering of 28,198,000 shares of Class C common stock at a price of $22 per share, which included 3,678,000 shares of Class C common stock purchased by the underwriters through the exercise of an over-allotment option. Net proceeds to the Company from the sale of the Class C common stock were $600 million, net of underwriting discounts and commissions of $20 million. The Company utilized the proceeds of the offering to acquire 28,198,000 additional Class C units of NRG Yield LLC and, as a result, it currently owns 53.3% of the economic interests of NRG Yield LLC, with NRG retaining 46.7% of the economic interests of NRG Yield LLC.
Dividends to Class A and Class C common stockholders
The following table lists the dividends paid on the Company's Class A common stock and Class C common stock during the six months ended June 30, 2015:

	Second Quarter 2015	First Quarter 2015
Dividends per Class A share	$0.20	$0.39
Dividends per Class C share	0.20	N/A
Dividends on the Class A common stock and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations.
On August 4, 2015, the Company announced the declaration of quarterly dividends on its Class A common stock and Class C common stock of $0.21 per share payable on September 15, 2015, to stockholders of record as of September 1, 2015.
The Company also has authorized 10,000,000 shares of preferred stock, par value $0.01 per share. None of the shares of preferred stock have been issued.

Note 11 — Segment Reporting
The Company’s segment structure reflects how management currently operates and allocates resources. The Company's businesses are primarily segregated based on conventional power generation, renewable businesses which consist of solar and wind, and the thermal and chilled water business. The Corporate segment reflects the Company's corporate costs. The Company's chief operating decision maker evaluates the performance of its segments based on operational measures including adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, and cash available for distribution, or CAFD, as well as net income (loss).

	Three months ended June 30, 2015
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$85	$90	$42	$—	$217
Cost of operations	15	21	31	—	67
Depreciation and amortization	21	34	4	—	59
General and administrative — affiliate	—	—	—	3	3
Acquisition-related transaction and integration costs	—	—	—	1	1
Operating income (loss)	49	35	7	(4)	87
Equity in earnings of unconsolidated affiliates	4	5	—	—	9
Loss on debt extinguishment	(7)	—	—	—	(7)
Interest expense	(13)	(16)	(2)	(13)	(44)
Income (loss) before income taxes	33	24	5	(17)	45
Income tax expense	—	—	—	4	4
Net Income (Loss)	$33	$24	$5	$(21)	$41
Total Assets	$2,153	$4,223	$434	$398	$7,208

	Three months ended June 30, 2014
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$87	$43	$43	$—	$173
Cost of operations	16	7	30	—	53
Depreciation and amortization	34	15	5	—	54
General and administrative — affiliate	—	—	—	2	2
Operating income (loss)	37	21	8	(2)	64
Equity in earnings of unconsolidated affiliates	4	10	—	—	14
Interest expense	(15)	(11)	(2)	(6)	(34)
Income (loss) before income taxes	26	20	6	(8)	44
Income tax expense	—	—	—	2	2
Net Income (Loss)	$26	$20	$6	$(10)	$42

	Six months ended June 30, 2015
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$161	$147	$89	$—	$397
Cost of operations	36	41	65	—	142
Depreciation and amortization	42	62	9	—	113
General and administrative — affiliate	—	—	—	6	6
Acquisition-related transaction and integration costs	—	—	—	1	1
Operating income (loss)	83	44	15	(7)	135
Equity in earnings of unconsolidated affiliates	7	3	—	—	10
Other income, net	1	—	—	—	1
Loss on debt extinguishment	(7)	—	—	—	(7)
Interest expense	(25)	(59)	(4)	(26)	(114)
Income (loss) before income taxes	59	(12)	11	(33)	25
Net Income (Loss)	$59	$(12)	$11	$(33)	$25

	Six months ended June 30, 2014
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$143	$62	$108	$—	$313
Cost of operations	26	11	76	—	113
Depreciation and amortization	47	22	9	—	78
General and administrative — affiliate	—	—	—	4	4
Operating income (loss)	70	29	23	(4)	118
Equity in earnings of unconsolidated affiliates	7	8	—	—	15
Other income, net	—	1	—	—	1
Interest expense	(26)	(23)	(4)	(8)	(61)
Income (loss) before income taxes	51	15	19	(12)	73
Income tax expense	—	—	—	5	5
Net Income (Loss)	$51	$15	$19	$(17)	$68

Note 12 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In millions, except percentages)
Income before income taxes	$45	$44	$25	$73
Income tax expense	4	2	—	5
Effective income tax rate	8.9%	4.5%	—%	6.8%
For the three and six months ended June 30, 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its interest in NRG Yield LLC and production tax credits generated from certain wind facilities.
For the three and six months ended June 30, 2014, the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its interest in NRG Yield LLC.
The Company records NRG's ownership as a noncontrolling interest in the financial statements. For tax purposes, NRG Yield LLC is treated as a partnership; therefore, the Company and NRG each record their respective share of taxable income or loss.

The Company's deferred tax balances reflect the difference in book and tax basis of the Company's assets primarily due to an increase in the tax basis of property, plant and equipment. The change in tax basis resulted in non-cash additions of $32 million during the six months ended June 30, 2015, and $65 million during the year ended December 31, 2014, to the Company's additional paid-in capital.

Note 13 — Related Party Transactions
Management Services Agreement by and between NRG and the Company
NRG provides the Company with various operation, management, and administrative services, which include human resources, accounting, tax, legal, information systems, treasury, and risk management, as set forth in the Management Services Agreement. As of June 30, 2015, the base management fee was approximately $7 million per year, subject to an inflation-based adjustment annually at an inflation factor based on the year-over-year U.S. consumer price index. The fee is also subject to adjustments following the consummation of future acquisitions and as a result of a change in the scope of services provided under the Management Services Agreement. During the six months ended June 30, 2015, the fee was increased by approximately $1 million per year in connection with the acquisition of the January 2015 Drop Down Assets. Costs incurred under this agreement were $6 million and $4 million for the six months ended June 30, 2015, and 2014, respectively, which included certain direct expenses incurred by NRG on behalf of the Company in addition to the base management fee. There was a balance of $3 million due to NRG in accounts payable — affiliate as of June 30, 2015.
Operation and Maintenance Services (O&M) Agreements by and between NRG and Thermal Entities
On October 1, 2014, NRG entered into Plant O&M Services Agreements with certain wholly-owned subsidiaries of the Company. NRG provides necessary and appropriate services to operate and maintain the subsidiaries' plant operations, businesses and thermal facilities. NRG is to be reimbursed for the provided services, as well as for all reasonable and related expenses and expenditures, and payments to third parties for services and materials rendered to or on behalf of the parties to the agreements. NRG is not entitled to any management fee or mark-up under the agreements. Prior to October 1, 2014, NRG provided the same services to the Thermal Business on an informal basis. Total fees incurred under the agreements were $15 million and $14 million for the six months ended June 30, 2015, and 2014, respectively. There was a balance of $28 million and $22 million due to NRG in accounts payable — affiliate as of June 30, 2015, and December 31, 2014, respectively.
Administrative Services Agreement by and between Marsh Landing and GenOn Energy Services, LLC
Marsh Landing is a party to an administrative services agreement with GenOn Energy Services, LLC, a wholly owned subsidiary of NRG, which provides invoice processing and payment on behalf of Marsh Landing. Marsh Landing reimburses GenOn Energy Services, LLC for the amounts paid by it. The Company reimbursed costs under this agreement of approximately $9 million for the six months ended June 30, 2015, and 2014. There was a balance of $0 million and $4 million due to GenOn Energy Services, LLC in accounts payable — affiliate as of June 30, 2015, and December 31, 2014, respectively.
O&M Services Agreements by and between NRG and GenConn
GenConn incurs fees under two O&M agreements with wholly-owned subsidiaries of NRG. The fees incurred under the agreements were $2 million and $3 million for the six months ended June 30, 2015, and 2014, respectively.

ITEM 2 — Management's Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company's historical financial condition and results of operations, which were recast to include the effect of the June 2014 Drop Down Assets and January 2015 Drop Down Assets on June 30, 2014, and January 2, 2015, respectively. As further discussed in Note 1, Nature of Business, to the Consolidated Financial Statements, the purchase of these assets was accounted for in accordance with ASC 850-50, Business Combinations - Related Issues, whereas the assets and liabilities transferred to the Company relate to interests under common control by NRG and, accordingly, were recorded at historical cost. The difference between the cash proceeds and historical value of the net assets was recorded as a distribution to NRG and reduced the balance of its noncontrolling interest. The guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control.
As you read this discussion and analysis, refer to the Company's Consolidated Statements of Operations to this Form 10-Q, which present the results of operations for the six months ended June 30, 2015, and 2014. Also refer to the Company's 2014 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition.
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

Executive Summary
Introduction and Overview
The Company is a dividend growth-oriented company formed as a Delaware corporation on December 20, 2012, to serve as the primary vehicle through which NRG owns, operates and acquires contracted renewable and conventional generation and thermal infrastructure assets. The Company believes it is well positioned to be a premier company for investors seeking stable and growing dividend income from a diversified portfolio of lower-risk high-quality assets.
The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the U.S. The Company’s contracted generation portfolio collectively represents 3,825 net MW. Each of these assets sells substantially all of its output pursuant to long-term offtake agreements with creditworthy counterparties. The average remaining contract duration of these offtake agreements was approximately 17 years as of June 30, 2015, based on cash available for distribution. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,310 net MWt and electric generation capacity of 124 net MW. These thermal infrastructure assets provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
Significant Events During 2015
The following significant events have occurred to date during 2015:

•	NRG offered the Company the opportunity to purchase 75% of NRG Wind TE Holdco LLC, which owns a portfolio of 12 wind facilities totaling 814 net MW.

•
On June 30, 2015, the Company sold an economic interest in the Alta X and Alta XI wind facilities through a tax equity financing arrangement and received $119 million in net proceeds. These proceeds, as well as proceeds obtained from the Company's recently completed equity and debt offerings discussed below, were utilized to repay all of the outstanding project indebtedness associated with the Alta X and Alta XI wind facilities.

•
On June 29, 2015, the Company issued 28,198,000 shares of Class C common stock for net proceeds, after underwriting discounts and expenses, of $600 million. The Company utilized the proceeds of the offering to acquire 28,198,000 additional Class C units of NRG Yield LLC and, as a result, it currently owns 53.3% of the economic interests of NRG Yield LLC, with NRG retaining 46.7% of the economic interests of NRG Yield LLC. Additionally, on June 29, 2015, the Company completed an offering of $287.5 million aggregate principal amount of 3.25% Convertible Notes due 2020.

•
On June 29, 2015, the Company acquired 25% of the membership interest in Desert Sunlight Investment Holdings, LLC, which owns two solar photovoltaic facilities totaling 550 MW, located in Desert Center, California, from EFS Desert Sun, LLC, a subsidiary of GE Energy Financial Services, for a purchase price of $285 million, utilizing a portion of the proceeds from the Class C common stock issuance. The Company's pro-rata share of non-recourse project level debt was $287 million as of June 30, 2015.

•
Effective May 14, 2015, the Company amended its certificate of incorporation to create two new classes of capital stock, Class C common stock and Class D common stock, and distributed shares of the Class C common stock and Class D common stock to holders of the Company's outstanding Class A common stock and Class B common stock, respectively, through a stock split. The Recapitalization enhances the Company’s ability to focus on growth opportunities without the constraints of NRG’s capital allocation to the Company, while maintaining the Company’s relationship with NRG. The Recapitalization preserves NRG’s management and operational expertise, asset development and acquisition track record, financing experience and provides flexibility for the Company to raise capital to fund its growth.

The Class C common stock and Class D common stock have the same rights and privileges and rank equally, share ratably and are identical in all respects to the shares of Class A common stock and Class B common stock, respectively, as to all matters, except that each share of Class C common stock and Class D common stock is entitled to 1/100th of a vote on all stockholder matters.

In connection with the amendments described above, the ROFO Agreement was amended to make additional assets available to the Company should NRG choose to sell them, including (i) two natural gas facilities totaling 795 MW of net capacity that are expected to reach COD in 2017 and 2020, (ii) an equity interest in a wind portfolio that includes wind facilities totaling approximately 934 MW of net capacity, and (iii) up to $250 million of equity interests in one or more residential or distributed solar generation portfolios developed by affiliates of NRG.

•
On May 7, 2015, the Company acquired a 90.1% interest in Spring Canyon II, a 34 MW wind facility, and Spring Canyon III, a 29 MW wind facility, each located in Logan County, Colorado, from Invenergy Wind Global LLC. The purchase price was funded with cash on hand. Power generated by Spring Canyon II and Spring Canyon III is sold to Platte River Power Authority under long-term PPAs with approximately 24 years of remaining contract life.

•
In May 2015, the Company and NRG formed a partnership that will invest in and hold operating portfolios of distributed solar assets developed by NRG Renew, a subsidiary of NRG. The partnership will allow NRG to periodically monetize its distributed solar investments and the Company to invest in a growing segment of the solar market. Under the terms of the partnership agreement, the Company will receive 95% of the economics until achieving a targeted return, expected to be achieved commensurate with the end of the customer contract period, after which NRG will receive 95% of the economics. The Company has initially committed to invest up to $100 million of cash contributions into the partnership over time. The partnership is expected to be fully invested over the next 18 months.

•
On April 30, 2015, the Company completed the acquisition of the University of Bridgeport Fuel Cell project in Bridgeport, Connecticut from FuelCell Energy, Inc. The project added an additional 1.4 MW of thermal capacity with a 12 year contract, with the option for a 7-year extension.

•
On April 9, 2015, NRG and the Company entered into a partnership that will invest in and hold operating portfolios of residential solar assets developed by NRG Home Solar, a subsidiary of NRG, including: (i) an existing, unlevered portfolio of over 2,200 leases across nine states representing approximately 17 MW with a weighted average remaining lease term of approximately 17 years, in which the Company invested $26 million in April 2015; and (ii) in-development, tax equity financed portfolios of approximately 13,000 leases representing approximately 90 MW, with an average lease term for the existing and new leases of approximately 17 to 20 years, in which the Company invested $14 million of its $150 million commitment through June 30, 2015.

•
On January 2, 2015, NRG Yield Operating LLC acquired the following projects from NRG: (i) Laredo Ridge, an 80 MW wind facility located in Nebraska; (ii) the Tapestry projects, which include Buffalo Bear, a 19 MW wind facility in Oklahoma; Taloga, a 130 MW wind facility in Oklahoma; and Pinnacle, a 55 MW wind facility in West Virginia; and (iii)  Walnut Creek, a 485 MW natural gas facility located in California, for total cash consideration of $489 million including adjustments of $9 million for working capital, plus assumed project level debt of $737 million. The Company funded the acquisition with cash on hand and approximately $210 million borrowed under the Company's revolving credit facility.

El Segundo Forced Outage
In January 2015, El Segundo experienced a steam turbine water intrusion resulting in a forced outage on Units 5 and 6.  The units returned to service in April 2015.  The Company completed a root cause analysis and has implemented steps to prevent a recurrence of the event. The company continues to review the financial impact of repair costs and lost capacity revenue to determine amounts available for recovery through insurance or warranty claims.

Wind Resource Availability
In the first and second quarters of 2015, the Company's results were impacted by lower than normal wind resource availability. While the Company's wind facilities were available, adverse weather had a negative impact on wind resources. The Company cannot predict the impact of wind resource availability on future performance or results.
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
Environmental Matters
The Company’s environmental matters are described in the Company’s 2014 Form 10-K in Item 1, Business — Environmental Matters and Item 1A, Risk Factors.
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
Basis of Presentation
The acquisitions of the June 2014 Drop Down Assets from NRG on June 30, 2014, and the January 2015 Drop Down Assets on January 2, 2015, were accounted for as a transfer of entities under common control. The guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its consolidated financial statements to reflect the transfer as if it had taken place on January 1, 2014, or from the date the entities were under common control, which was April 1, 2014, for the January 2015 Drop Down Assets. Members' equity represents NRG's equity in the subsidiaries, and accordingly, in connection with their acquisition by the Company, the balance was reclassified to noncontrolling interest. The Company reduces net income attributable to its Class A and Class C common stockholders by the pre-acquisition net income for the June 2014 Drop Down Assets and January 2015 Drop Down Assets, collectively, the Drop Down Assets, as it is not available to the stockholders.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended June 30,			Six months ended June 30,
(In millions, except otherwise noted)	2015	2014	Change %	2015	2014	Change %
Operating Revenues
Operating revenues	$235	$174	35	$420	$314	34
Contract amortization	(14)	(1)	N/M	(26)	(1)	N/M
Mark-to-market economic hedging activities	(4)	—	(100)	3	—	100
Total operating revenues	217	173	25	397	313	27

Operating Costs and Expenses
Cost of fuels	17	18	(6)	38	53	(28)
Other costs of operations	50	35	43	104	60	73
Depreciation and amortization	59	54	9	113	78	45
General and administrative — affiliate	3	2	50	6	4	50
Acquisition-related transaction and integration costs	1	—	100	1	—	100
Total operating costs and expenses	130	109	19	262	195	34
Operating Income	87	64	36	135	118	14
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	9	14	(36)	10	15	(33)
Other income, net	—	—	—	1	1	—
Loss on debt extinguishment	(7)	—	100	(7)	—	100
Interest expense	(44)	(34)	29	(114)	(61)	87
Total other expense, net	(42)	(20)	110	(110)	(45)	144
Income Before Income Taxes	45	44	2	25	73	(66)
Income tax expense	4	2	100	—	5	(100)
Net Income	41	42	(2)	25	68	(63)
Less: Pre-acquisition net income of Drop Down Assets	—	17	(100)	—	25	(100)
Net Income Excluding Pre-acquisition Net Income of Drop Down Assets	41	25	64	25	43	(42)
Less: Net income attributable to noncontrolling interests	31	19	63	20	33	(39)
Net Income Attributable to NRG Yield, Inc.	$10	$6	67	$5	$10	(50)

N/M - Not meaningful

	Three months ended June 30,		Six months ended June 30,
Business metrics:	2015	2014	2015	2014
Renewable MWh sold (in thousands) (a)	1,181	563	1,904	774
Thermal MWt sold (in thousands)	434	442	1,051	1,109
Thermal MWh sold (in thousands)	83	52	127	124

(a) Volumes sold do not include the MWh generated by the Company's equity method investments.

Management’s Discussion of the Results of Operations for the Three Months ended June 30, 2015, and 2014
Gross Margin

	Conventional	Renewables	Thermal	Total
(In millions)
Three months ended June 30, 2015
Operating revenues	$86	$107	$42	$235
Cost of fuels	—	—	(17)	(17)
Gross margin	$86	$107	$25	$218

Three months ended June 30, 2014
Operating revenues	$87	$43	$44	$174
Cost of fuels	(2)	—	(16)	(18)
Gross margin	$85	$43	$28	$156
Gross margin increased by $62 million during the three months ended June 30, 2015, compared to the same period in 2014, primarily due to the acquisition of the Alta Wind Portfolio in August 2014.

Contract amortization
Contract amortization increased by $13 million due primarily to the amortization of the PPAs acquired in the acquisitions of the Alta Wind Portfolio in August 2014.

Mark-to-market for economic hedging activities
Mark-to-market results represent the unrealized losses on forward contracts with an NRG subsidiary hedging the sale of power from the Alta X and Alta XI wind facilities extending through the end of 2015.
Other Operating Costs

	Conventional	Renewables	Thermal	Total
(In millions)
Three months ended June 30, 2015	$16	$20	$14	$50
Three months ended June 30, 2014	14	7	14	35
Other operating costs increased by $15 million during the three months ended June 30, 2015, compared to the same period in 2014, due to:

(In millions)
Increase due to operations and maintenance expense and property tax expense, primarily for the Alta Wind Portfolio acquired in August 2014	$13
Increase in costs primarily associated with operations and maintenance expense due to the forced outage at El Segundo in the first half of the year, returning to service in April 2015	2
$15
Depreciation and Amortization
Depreciation and amortization increased by $5 million during the three months ended June 30, 2015, compared to the same period in 2014, due primarily to the acquisition of the Alta Wind Portfolio in August 2014, partially offset by the impact of the final adjustments to acquisition accounting for the January 2015 Drop Down Assets.

Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates decreased by $5 million during the three months ended June 30, 2015, compared to the same period in 2014, due primarily to reduced equity in earnings from CVSR.

Interest Expense
Interest expense increased by $10 million during the three months ended June 30, 2015, compared to the same period in 2014, due primarily to:

(In millions)
Increase due to acquisition of the Alta Wind Portfolio in August 2014	$12
Increase due to the Senior Notes due 2024 issued in August 2014 and borrowings under the Company's revolving credit facility	7
Decrease from repricing of project-level financing arrangements and principal repayments	(2)
Decrease from changes in the fair value of interest rate swaps	(7)
$10
Income Tax Expense
For the three months ended June 30, 2015, the Company recorded income tax expense of $4 million on pretax income of $45 million. For the same period in 2014, the Company recorded income tax expense of $2 million on pretax income of $44 million. For the three months ended June 30, 2015, the Company's overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its interest in NRG Yield LLC and production tax credits generated from certain wind facilities. For the same period in 2014, the Company's overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its interest in NRG Yield LLC.
Income Attributable to Noncontrolling Interest
For the three months ended June 30, 2015, the Company had income of $24 million attributable to NRG's interest in the Company and $7 million of income attributable to other non-controlling interests. For the three months ended June 30, 2014, the Company had income of $19 million attributable to NRG's interest in the Company.

Management’s Discussion of the Results of Operations for the Six Months ended June 30, 2015, and 2014
Gross Margin

	Conventional	Renewables	Thermal	Total
(In millions)
Six months ended June 30, 2015
Operating revenues	$163	$167	$90	$420
Cost of fuels	(1)	—	(37)	(38)
Gross margin	$162	$167	$53	$382

Six months ended June 30, 2014
Operating revenues	$143	$62	$109	$314
Cost of fuels	(3)	—	(50)	(53)
Gross margin	$140	$62	$59	$261
Gross margin increased by $121 million during the six months ended June 30, 2015, compared to the same period in 2014 due to:

(In millions)
Increase in Renewables gross margin due to the acquisition of the Alta Wind Portfolio in August 2014, and the Tapestry and Laredo Ridge projects, which were acquired by NRG in April 2014 and sold to the Company on January 2, 2015	$105
Increase in Conventional gross margin due to Walnut Creek, which was acquired by NRG in April 2014 and sold to the Company on January 2, 2015, partially offset by reduced revenues at El Segundo due to the forced outage in the first half of 2015, returning to service in April 2015	22
Decrease in Thermal gross margin due to milder weather conditions in the first half of 2015 compared to 2014	(6)
$121
Contract amortization
Contract amortization increased by $25 million due to the amortization of the PPAs acquired in the acquisitions of the Alta Wind Portfolio in August 2014, and the January 2015 Drop Down Assets, which were acquired by NRG in April 2014 and sold to the Company on January 2, 2015.
Mark-to-market for economic hedging activities
Mark-to-market results represent the unrealized gains on forward contracts with an NRG subsidiary hedging the sale of power from the Alta X and Alta XI wind facilities extending through the end of 2015.
Other Operating Costs

	Conventional	Renewables	Thermal	Total
(In millions)
Six months ended June 30, 2015	$35	$41	$28	$104
Six months ended June 30, 2014	23	11	26	60

Other operating costs increased by $44 million during the six months ended June 30, 2015, compared to the same period in 2014, due to:

Increase primarily due to operations and maintenance expense for the Alta Wind Portfolio acquired in August 2014 and the January 2015 Drop Down Assets, which were acquired by NRG in April 2014 and sold to the Company on January 2, 2015	$36
Increase in operations and maintenance expense related to El Segundo's forced outage in the first half of 2015, returning to service in April 2015	6
Other	2
$44
Depreciation and Amortization
Depreciation and amortization increased by $35 million during the six months ended June 30, 2015, compared to the same period in 2014, due primarily to the acquisition of the Alta Wind Portfolio in August 2014 and the January 2015 Drop Down Assets, which were acquired by NRG in April 2014 and sold to the Company on January 2, 2015, partially offset by the impact of the final adjustments to acquisition accounting for Walnut Creek, Tapestry and Laredo Ridge.

Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates decreased by $5 million during the six months ended June 30, 2015, compared to the same period in 2014, due primarily to reduced equity in earnings from CVSR.
Interest Expense
Interest expense increased by $53 million during the six months ended June 30, 2015, compared to the same period in 2014, due to:

(In millions)
Increase due to the acquisition of the Alta Wind Portfolio in August 2014 and the acquisition of the January 2015Assets, which were acquired by NRG in April 2014 and sold to the Company on January 2, 2015	$47
Increase from the issuance of the 2019 Convertible Notes issued in first quarter 2014 and the Senior Notes due 2024 issued in August 2014	15
Increase from borrowings under the Company's revolving credit facility	3
Decrease from repricing of project-level financing arrangements and principal repayments	(5)
Decrease from changes in the fair value of interest rate swaps	(7)
$53
Income Tax Expense
For the six months ended June 30, 2015, the Company recorded no income tax expense on pretax income of $25 million. For the same period in 2014, the Company recorded income tax expense of $5 million on pretax income of $73 million. For the six months ended June 30, 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its interest in NRG Yield LLC and production tax credits generated from certain wind facilities. For the same period in 2014, the Company's overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its interest in NRG Yield LLC.
Income Attributable to Noncontrolling Interests
For the six months ended June 30, 2015, the Company had income of $13 million attributable to NRG's interest in the Company and $7 million of income attributable to other non-controlling interests. For the six months ended June 30, 2014, the Company had income of $33 million attributable to NRG's interest in the Company.

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
Liquidity Position
As of June 30, 2015, and December 31, 2014, the Company's liquidity was approximately $515 million and $863 million, respectively, comprised of cash, restricted cash, and availability under the Company's revolving credit facility. The decrease primarily relates to the acquisition of the January 2015 Drop Down Assets. The Company's various financing arrangements are described in Note 8, Long-term Debt.
Management believes that the Company's liquidity position, cash flows from operations and availability under its revolving credit facility will be adequate to meet the Company's financial commitments, debt service obligations, finance growth, operating and maintenance capital expenditures, and to fund dividends to holders of the Company's Class A common stock and Class C common stock, both in the near and longer term. Management continues to regularly monitor the Company's ability to finance the needs of its operating, financing and investing activity within the dictates of prudent balance sheet management.
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
The following table summarizes the credit ratings for the Company and the Senior Notes as of June 30, 2015:

	S&P	Moody's
NRG Yield, Inc.	BB+	Ba1
5.375% Senior Notes, due 2024	BB+	Ba1

Sources of Liquidity
The Company's principal sources of liquidity include cash on hand, cash generated from operations, borrowings under new and existing financing arrangements and the issuance of additional equity securities as appropriate given market conditions. As described in Note 8, Long-term Debt, the Company's financing arrangements consist of the revolving credit facility, the 2019 Convertible Notes, the 2020 Convertible Notes, the Senior Notes and project-level financings for its various assets.
Recapitalization
As discussed in Significant Events During 2015 in this Item 2 above, amendments to the Company's certificate of incorporation were approved by the Company's stockholders at the Annual Meeting of Stockholders held on May 5, 2015 and the Recapitalization became effective on May 14, 2015.

The Class C common stock and Class D common stock have the same rights and privileges and rank equally, share ratably and are identical in all respects to the shares of Class A common stock and Class B common stock, respectively, as to all matters, except that each share of Class C common stock and Class D common stock is entitled to 1/100th of a vote on all stockholder matters. As described above, on June 29, 2015, NRG Yield, Inc. completed the issuance of 28,198,000 shares of Class C common stock for net proceeds of $600 million, net of underwriting discounts and commissions of $20 million.

Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Note 8, Long-term Debt; (ii) capital expenditures; (iii) acquisitions and investments; and (iv) cash dividends to investors.
Capital Expenditures
The Company's capital spending program is mainly focused on maintenance capital expenditures, or costs to maintain the assets currently operating, such as costs to replace or refurbish assets during routine maintenance. The Company develops annual capital spending plans based on projected requirements for maintenance capital. For the six months ended June 30, 2015, and 2014, the Company used approximately $8 million and $29 million, respectively, to fund capital expenditures. The capital expenditures in the first half of 2015 primarily related to maintenance expense. During the six months ended June 30, 2015, the Company did not incur significant growth capital expenditures related to the construction of new assets and/or the completion of the construction of new assets if already in process.

In January 2015, El Segundo experienced a steam turbine water intrusion resulting in a forced outage on Units 5 and 6.  The units returned to service in April 2015.  The Company completed a root cause analysis and has implemented steps to prevent a recurrence of the event. The company continues to review the financial impact of repair costs and lost capacity revenue to determine amounts available for recovery through insurance or warranty claims.

Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by NRG in the future, as well as generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market, operating expertise and access to capital provides a competitive advantage, and to utilize such acquisitions as a means to grow its cash available for distribution.  As described above in Significant Events in 2015, the following acquisitions and investments occurred in 2015:

•
On June 29, 2015, the Company acquired 25% of the membership interest in Desert Sunlight Investment Holdings, LLC, which owns two solar photovoltaic facilities that total 550 MW located in Desert Center, California, from EFS Desert Sun, LLC, a subsidiary of GE Energy Financial Services for a purchase price of $285 million.

•
On May 7, 2015, the Company acquired a 90.1% interest in Spring Canyon II, a 34 MW wind facility, and Spring Canyon III, a 29 MW wind facility, each located in Logan County, Colorado, from Invenergy Wind Global LLC. The purchase price was funded with cash on hand.

•
On April 30, 2015, the Company completed the acquisition of the University of Bridgeport Fuel Cell project in Bridgeport, CT from FuelCell Energy, Inc. The project added an additional 1.4 MW of thermal capacity with a 12 year contract, with the option for a 7-year extension.

•
On April 9, 2015, NRG and the Company entered into a partnership that will invest in and hold operating portfolios of residential solar assets developed by NRG Home Solar, a subsidiary of NRG, including: (i) an existing, unlevered portfolio of over 2,200 leases across nine states representing approximately 17 MW with a weighted average remaining lease term of approximately 17 years, in which the Company invested $26 million in April 2015; and (ii) in-development, tax equity financed portfolios of approximately 13,000 leases representing approximately 90 MW, with an average lease term for the existing and new leases of approximately 17 to 20 years, in which the company invested $14 million of its $150 million commitment through June 30, 2015. Its maximum exposure will be limited to its equity investment.

•
On January 2, 2015, the Company acquired the January 2015 Drop Down Assets for total cash consideration of $489 million including adjustments of $9 million for working capital, plus assumed project level debt of $737 million.

Cash Dividends to Investors
The Company intends to use the amount of cash that it receives from its distributions from NRG Yield LLC to pay quarterly dividends to the holders of its Class A common stock and Class C common stock. NRG Yield LLC intends to distribute to its unit holders in the form of a quarterly distribution all of the cash available for distribution that is generated each quarter less reserves for the prudent conduct of the business, including among others, maintenance capital expenditures to maintain the operating capacity of the assets. Cash available for distribution is defined as earnings before income taxes, depreciation and amortization, excluding contract amortization, cash interest paid, income taxes paid, maintenance capital expenditures, investments in unconsolidated affiliates, growth capital expenditures, net of capital and debt funding, and principal amortization of indebtedness, and including cash distributions from unconsolidated affiliates. Dividends on the Class A common stock and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
As a result of the Recapitalization, the Company adjusted its dividend policy to reflect the additional number of shares of Class C common stock outstanding. The following table lists the dividends paid on the Company's Class A common stock and Class C common stock during the six months ended June 30, 2015:

	Second Quarter 2015	First Quarter 2015
Dividends per Class A share	$0.20	$0.39
Dividends per Class C share	$0.20	N/A
On August 4, 2015, the Company announced the declaration of quarterly dividends on its Class A common stock and Class C common stock of $0.21 per share payable on September 15, 2015 to stockholders of record as of September 1, 2015.

Cash Flow Discussion
The following table reflects the changes in cash flows for the six months ended June 30, 2015, compared to 2014:

Six months ended June 30,	2015	2014	Change
	(In millions)
Net cash provided by operating activities	$88	$75	$13
Net cash used in investing activities	(837)	(178)	(659)
Net cash provided by financing activities	624	152	472
Net Cash Provided By Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Higher net distributions from unconsolidated affiliates	$26
Decrease in operating income adjusted for non-cash items and changes in working capital	(13)
$13
Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Payments to acquire businesses, net of cash acquired	$(37)
Increase in payments made to acquire January 2015 Drop Down Assets on January 2, 2015, compared to the payments made on June 30, 2014, for the June 2014 Drop Down Assets	(153)
Decrease in capital expenditures due to several projects being placed in service in early 2014	21
Changes in restricted cash	(42)
Proceeds from renewable grants in 2014	(137)
Increase in investments in unconsolidated affiliates in 2015, compared to 2014, primarily due to the investment in Desert Sunlight made on June 29, 2015	(298)
Other	(13)
$(659)

Net Cash Provided by Financing Activities

Changes in net cash provided by financing activities were driven by:	(In millions)
Contributions from non-controlling interests in 2015	$119
Payment of dividends and returns of capital to NRG, partially offset by contributions from NRG in the first six months of 2014	23
Increase in dividends and distributions paid	(17)
Proceeds from Class C equity offering on June 29, 2015, net of underwriting discounts and commissions	600
Increase in payments for long-term debt, partially offset by an increase in proceeds from long-term debt	(255)
Decrease in debt issuance costs paid	2
$472

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
As of June 30, 2015, the Company has a cumulative federal NOL carry forward balance of $219 million for financial statement purposes, which will begin expiring in 2033. As a result of the Company's tax position, and based on current forecasts, the Company does not anticipate significant income tax payments for federal, state and local jurisdictions in 2015.
The Company is subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state jurisdictions. The Company is not subject to U.S. federal or state income tax examinations for years prior to 2013.
As of June 30, 2015, the Company has net deferred tax assets of $154 million, which the Company believes is realizable primarily through the generation of future income before income taxes.  In order to be able to consider future earnings in the assessment of the realizability of deferred tax assets, generally accepted accounting principles indicate the Company should not have cumulative losses in the recent past.  Should the Company determine it cannot utilize estimates of future earnings in its assessment, it could be required to establish a valuation allowance for up to the full amount of its deferred tax asset.

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
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of June 30, 2015, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. One of these investments, GenConn Energy LLC, is a variable interest entity for which the Company is not the primary beneficiary.
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $866 million as of June 30, 2015. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company. See also Note 5, Variable Interest Entities, or VIEs.
Contractual Obligations and Commercial Commitments
The Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to our capital expenditure programs, as disclosed in the Company's 2014 Form 10-K. See also Note 8, Long-term Debt, for additional discussion of contractual obligations incurred during the six months ended June 30, 2015.
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
The tables below disclose the activities that include non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at June 30, 2015, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at June 30, 2015. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 6, Fair Value of Financial Instruments.

Derivative Activity Gains/(Losses)	(In millions)
Fair value of contracts as of December 31, 2014	$(115)
Contracts realized or otherwise settled during the period	38
Changes in fair value	(2)
Fair Value of Contracts as of June 30, 2015	$(79)

	Fair Value of Contracts as of June 30, 2015
	Maturity
Fair value hierarchy Gains/(Losses)	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$(39)	$(39)	$(7)	$6	$(79)
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
The Company's significant accounting policies are summarized in Note 2, Summary of Significant Accounting Policies. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's critical accounting policies include income taxes and valuation allowance for deferred tax assets, impairment of long lived assets and other intangible assets and acquisition accounting.
Recent Accounting Developments
See Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would cause no change to the net value of derivatives as of June 30, 2015.
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
If all of the above swaps had been discontinued on June 30, 2015, the Company would have owed the counterparties $83 million. Based on the investment grade rating of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of June 30, 2015, a 1% change in interest rates would result in an approximately $3 million change in interest expense on a rolling twelve month basis.
As of June 30, 2015, the fair value of the Company's debt was $4,813 million and the carrying value was $4,743 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $269 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the second quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
2.1*^	Purchase and Sale Agreement, dated as of June 17, 2015, between EFS Desert Sun, LLC and NRG Yield Operating LLC.	Filed herewith.
3.1	Second Amended and Restated Certificate of Incorporation of NRG Yield, Inc., dated as of May 14, 2015.	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 15, 2015.
3.2	Certificate of Correction to Second Amended and Restated Certificate of Incorporation of NRG Yield, Inc., dated as of June 9, 2015.	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 9, 2015.
4.1	Fourth Supplemental Indenture, dated as of May 8, 2015, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 8, 2015.
4.2	Third Amended and Restated Limited Liability Company Agreement of NRG Yield LLC, dated as of May 14, 2015.	Incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 15, 2015.
4.3	Indenture, dated June 29, 2015, among NRG Yield, Inc., the Guarantors and the Trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 29, 2015.
4.4	Form of 3.25% Convertible Senior Note due 2020.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 29, 2015.
10.1*	Amended and Restated Limited Liability Company Agreement of NRG RPV Holdco 1 LLC, dated as of April 9, 2015.	Filed herewith.
10.2*	Amended and Restated Limited Liability Company Agreement of NRG DGPV Holdco 1 LLC, dated as of May 8, 2015.	Filed herewith.
10.3	Amended and Restated Exchange Agreement, dated as of May 14, 2015, by and among NRG Energy, Inc., NRG Yield, Inc., and NRG Yield LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 15, 2015.
10.4	Amended and Restated Registration Rights Agreement, dated as of May 14, 2015, by and between NRG Energy, Inc. and NRG Yield, Inc.	Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 15, 2015.
10.5	NRG Yield, Inc. Amended and Restated 2013 Equity Incentive Plan, dated as of May 14, 2015.	Incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 15, 2015.
10.6	Amendment No. 3 to Credit Agreement, dated as of January 27, 2014, by and between NRG West Holdings LLC and Credit Agricole Corporate and Investment Bank.	Filed herewith.
10.7
Amendment No. 4 to the Credit Agreement and Amendment No. 1 to the Collateral Agreement, dated as of May 16, 2014, by and between NRG West Holdings LLC, El Segundo Energy Center LLC and Credit Agricole Corporate and Investment Bank.
Filed herewith.
10.8	Amendment No. 5 to Credit Agreement, dated as of May 29, 2015, by and between NRG West Holdings LLC and ING Capital LLC.	Filed herewith.
10.9	First Amendment to Amended & Restated Credit Agreement, dated June 26, 2015, by and among NRG Yield Operating LLC, NRG Yield LLC, Royal Bank of Canada and the Lenders party thereto.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of David Crane.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32	Section 1350 Certification.	Filed herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

* Confidential Treatment has been requested for certain provisions omitted from this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934. The omitted information has been filed separately with the Securities and Exchange Commission.
^ Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the U.S. Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG YIELD, INC. (Registrant)

/s/ DAVID CRANE
David Crane
Chief Executive Officer (Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS
Kirkland B. Andrews
Chief Financial Officer (Principal Financial Officer)

/s/ DAVID CALLEN
David Callen
Date: August 4, 2015	Chief Accounting Officer (Principal Accounting Officer)