Form 10-Q
period 2015-09-30
NRG Yield, Inc.
filed 2015-11-04
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2015

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
Yes ☐       No ☒
As of October 31, 2015, there were 34,586,250 shares of Class A common stock outstanding, par value $0.01 per share, 42,738,750 shares of Class B common stock outstanding, par value $0.01 per share, 62,784,250 shares of Class C common stock outstanding, par value $0.01 per share, and 42,738,750 shares of Class D common stock outstanding, par value $0.01 per share.

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2014 Form 10-K	NRG Yield, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014
2019 Convertible Notes	$345 million aggregate principal amount of 3.50% Convertible Notes due 2019
2020 Convertible Notes	$287.5 million aggregate principal amount of 3.25% Convertible Notes due 2020
Alta TE Holdco	Alta Wind X-XI TE Holdco LLC
Alta Wind Portfolio	Seven wind facilities that total 947 MW located in Tehachapi, California and a portfolio of associated land leases
AOCL	Accumulated Other Comprehensive Loss
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
ASU	Accounting Standards Updates – updates to the ASC
Buffalo Bear	Buffalo Bear, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Buffalo Bear project
CAFD	Cash Available For Distribution
COD	Commercial Operations Date
Company	NRG Yield, Inc. together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
DGPV Holdco	NRG DGPV Holdco 1 LLC
Distributed Solar	Solar power projects, typically less than 20 MW in size, that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Collectively, the June 2014 Drop Down Assets and the January 2015 Drop Down Assets
Economic Gross Margin	Energy and capacity revenue, less cost of fuels
El Segundo	NRG West Holdings LLC, the subsidiary of Natural Gas Repowering LLC, which owns the El Segundo Energy Center project
EME	Edison Mission Energy
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
EWG	Exempt Wholesale Generator
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GenConn	GenConn Energy LLC
HLBV	Hypothetical Liquidation at Book Value
IASB	International Accounting Standards Board
ISO	Independent System Operator, also referred to as RTO
January 2015 Drop Down Assets	The Laredo Ridge, Tapestry and Walnut Creek projects, which were acquired by the Company from NRG on January 2, 2015
June 2014 Drop Down Assets	The TA High Desert, Kansas South and El Segundo projects, which were acquired by the Company from NRG on June 30, 2014
Kansas South	NRG Solar Kansas South LLC, the operating subsidiary of NRG Solar Kansas South Holdings LLC, which owns the Kansas South project
Laredo Ridge	Laredo Ridge Wind, LLC, the operating subsidiary of Mission Wind Laredo, LLC, which owns the Laredo Ridge project
LIBOR	London Inter-Bank Offered Rate
Marsh Landing	NRG Marsh Landing LLC, formerly GenOn Marsh Landing LLC
MMBtu	Million British Thermal Units
MW	Megawatt

MWh	Saleable megawatt hour, net of internal/parasitic load megawatt-hour
MWt	Megawatts Thermal Equivalent
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG Yield, Inc. net of collateral
NOLs	Net Operating Losses
November 2015 Drop Down Assets	75% of the Class B interests of NRG Wind TE Holdco, which owns a portfolio of 12 wind facilities totaling 814 net MW
NRG	NRG Energy, Inc.
NRG Wind TE Holdco	NRG Wind TE Holdco LLC
NRG Yield LLC	The holding company through which the projects are owned by NRG, the holder of Class B and Class D common units, and NRG Yield, Inc., the holder of the Class A and Class C common units
NRG Yield Operating LLC	The holder of the project assets that are owned by NRG Yield LLC
OCI/OCL	Other comprehensive income/loss
Pinnacle	Pinnacle Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Pinnacle project
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
PURPA	Public Utility Regulatory Policies Act of 1978
QF	Qualifying Facility under PURPA
ROFO Agreement	Amended and Restated Right of First Offer Agreement between the Company and NRG
RPV Holdco	NRG RPV Holdco 1 LLC
RTO	Regional Transmission Organization
SEC	U.S. Securities and Exchange Commission
Senior Notes	NRG Yield Operating LLC's $500 million of 5.375% unsecured senior notes due 2024
TA High Desert	TA-High Desert LLC, the operating subsidiary of NRG Solar Mayfair LLC, which owns the TA High Desert project
Taloga	Taloga Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Taloga project
Tapestry	Collection of the Pinnacle, Buffalo Bear and Taloga projects
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

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share amounts)	2015	2014 (a)	2015	2014 (a)
Operating Revenues
Total operating revenues	$209	$184	$606	$497
Operating Costs and Expenses
Cost of operations	69	60	211	173
Depreciation and amortization	50	34	163	112
General and administrative — affiliate	3	3	9	7
Acquisition-related transaction and integration costs	1	2	2	2
Total operating costs and expenses	123	99	385	294
Operating Income	86	85	221	203
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	19	11	29	26
Other income, net	1	1	2	2
Loss on debt extinguishment	(2)	—	(9)	—
Interest expense	(62)	(48)	(176)	(109)
Total other expense, net	(44)	(36)	(154)	(81)
Income Before Income Taxes	42	49	67	122
Income tax expense	8	10	8	15
Net Income	34	39	59	107
Less: Pre-acquisition net income of Drop Down Assets	—	8	—	33
Net Income Excluding Pre-acquisition Net Income of Drop Down Assets	34	31	59	74
Less: Net income attributable to noncontrolling interests	17	25	37	58
Net Income Attributable to NRG Yield, Inc.	$17	$6	$22	$16
Earnings Per Share Attributable to NRG Yield, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic and diluted	35	31	35	25
Weighted average number of Class C common shares outstanding - basic and diluted	63	31	44	25
Earnings per Weighted Average Class A and Class C Common Share - Basic and Diluted	0.18	0.10	0.28	0.31
Dividends Per Class A Common Share	$0.21	$0.365	$0.80	$1.045
Dividends Per Class C Common Share	$0.21	N/A	$0.41	N/A

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2015	2014 (a)	2015	2014 (a)
Net Income	$34	$39	$59	$107
Other Comprehensive Income (Loss), net of tax
Unrealized (loss) gain on derivatives, net of income tax benefit of $9, $2, $13 and $2	(29)	6	(25)	(28)
Other comprehensive (loss) income	(29)	6	(25)	(28)
Comprehensive Income	5	45	34	79
Less: Pre-acquisition net income of Drop Down Assets	—	8	—	33
Less: Comprehensive income attributable to noncontrolling interests	4	29	35	37
Comprehensive Income (Loss) Attributable to NRG Yield, Inc.	$1	$8	$(1)	$9

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014 (a)
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$125	$406
Restricted cash	69	45
Accounts receivable — trade	104	85
Accounts receivable — affiliate	1	—
Inventory	30	27
Derivative instruments — affiliate	3	—
Notes receivable	7	6
Deferred income taxes	12	16
Prepayments and other current assets	25	21
Total current assets	376	606
Property, plant and equipment
In service	4,929	4,796
Under construction	4	8
Total property, plant and equipment	4,933	4,804
Less accumulated depreciation	(499)	(338)
Net property, plant and equipment	4,434	4,466
Other Assets
Equity investments in affiliates	553	227
Notes receivable	11	15
Intangible assets, net of accumulated amortization of $80 and $36	1,377	1,423
Derivative instruments	—	2
Deferred income taxes	124	118
Other non-current assets	114	108
Total other assets	2,179	1,893
Total Assets	$6,989	$6,965

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2015	December 31, 2014 (a)
LIABILITIES AND STOCKHOLDERS’ EQUITY	(In millions, except share information)
Current Liabilities
Current portion of long-term debt	$224	$214
Accounts payable — trade	22	20
Accounts payable — affiliate	58	46
Derivative instruments	42	48
Accrued expenses and other current liabilities	79	61
Total current liabilities	425	389
Other Liabilities
Long-term debt	4,285	4,573
Derivative instruments	74	69
Other non-current liabilities	53	49
Total non-current liabilities	4,412	4,691
Total Liabilities	4,837	5,080
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 182,848,000 shares issued and outstanding (Class A 34,586,250, Class B 42,738,750, Class C 62,784,250, Class D 42,738,750) and 154,650,000 shares issued and outstanding (Class A 34,586,250, Class B 42,738,750, Class C 34,586,250, Class D 42,738,750) at September 30, 2015 and December 31, 2014, respectively	1	—
Additional paid-in capital	1,820	1,240
Retained earnings	15	3
Accumulated other comprehensive loss	(32)	(9)
Noncontrolling interest	348	651
Total Stockholders' Equity	2,152	1,885
Total Liabilities and Stockholders' Equity	$6,989	$6,965

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2015	2014 (a)
	(In millions)
Cash Flows from Operating Activities
Net income	$59	$107
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of equity in earnings of unconsolidated affiliates	25	17
Depreciation and amortization	163	112
Amortization of financing costs and debt discount/premiums	11	8
Amortization of intangibles and out-of-market contracts	41	21
Adjustment for debt extinguishment	9	—
Changes in deferred income taxes	8	15
Changes in derivative instruments	(36)	(14)
Changes in other working capital	(11)	(17)
Net Cash Provided by Operating Activities	269	249
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(37)	(901)
Acquisition of Drop Down Assets, net of cash acquired	(489)	(336)
Capital expenditures	(16)	(28)
(Increase) decrease in restricted cash	(24)	20
Decrease in notes receivable	5	6
Proceeds from renewable energy grants	—	137
Net investments in unconsolidated affiliates	(335)	(17)
Other	—	11
Net Cash Used in Investing Activities	(896)	(1,108)
Cash Flows from Financing Activities
Contributions from noncontrolling interests	119	—
Capital contributions from NRG	—	2
Distributions and return of capital to NRG	—	(45)
Proceeds from the issuance of common stock	599	630
Payment of dividends and distributions to shareholders	(99)	(72)
Proceeds from issuance of long-term debt	589	924
Payment of debt issuance costs	(13)	(26)
Payments for long-term debt	(849)	(220)
Net Cash Provided by Financing Activities	346	1,193
Net (Decrease) Increase in Cash and Cash Equivalents	(281)	334
Cash and Cash Equivalents at Beginning of Period	406	59
Cash and Cash Equivalents at End of Period	$125	$393

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business
NRG Yield, Inc., together with its consolidated subsidiaries, or the Company, is a dividend growth-oriented company formed as a Delaware corporation on December 20, 2012, to serve as the primary vehicle through which NRG owns, operates and acquires contracted renewable and conventional generation and thermal infrastructure assets. The Company owns 100% of the Class A units and Class C units of NRG Yield LLC, including a controlling interest through its position as managing member. NRG Yield LLC, through its wholly owned subsidiary, NRG Yield Operating LLC, or Yield Operating, is the holder of a portfolio of renewable and conventional generation and thermal infrastructure assets, primarily located in the Northeast, Southwest and California regions of the U.S.
The Company consolidates the results of NRG Yield LLC through its controlling interest, with NRG's interest shown as noncontrolling interest in the financial statements. On May 14, 2015, the Company completed a stock split in connection with which each outstanding share of Class A common stock was split into one share of Class A common stock and one share of Class C common stock, and each outstanding share of Class B common stock was split into one share of Class B common stock and one share of Class D common stock. The stock split is referred to as the Recapitalization and all references to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retrospectively adjusted to reflect the Recapitalization. In addition, on June 29, 2015, NRG Yield, Inc. completed the issuance of 28,198,000 shares of Class C common stock for net proceeds of $599 million. See further discussion in Note 10, Changes in Capital Structure. The holders of the Company's outstanding shares of Class A and Class C common stock are entitled to dividends as declared. NRG receives its distributions from NRG Yield LLC through its ownership of NRG Yield LLC Class B and Class D units.
The following table represents the structure of the Company as of September 30, 2015:

NRG Energy, Inc.
Public shareholders
Class B Common Stock and Class D Common Stock Aggregate 55.1% Voting Interest
NRG Yield, Inc.
Class A Common Stock and Class C Common Stock Aggregate 44.9% Voting Interest
Sole Managing Member Class A Units and Class C Units Aggregate 53.3% Economic Interest
Class B Units and Class D Units Aggregate 46.7% Economic Interest
NRG Yield LLC
NRG Yield Operating LLC
Project companies

As of September 30, 2015, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Conventional
GenConn Middletown(b)	50%	95	Connecticut Light & Power	2041
GenConn Devon(b)	50%	95	Connecticut Light & Power	2040
Marsh Landing	100%	720	Pacific Gas and Electric	2023
El Segundo	100%	550	Southern California Edison	2023
Walnut Creek	100%	485	Southern California Edison	2023
		1,945
Utility Scale Solar
Alpine	100%	66	Pacific Gas and Electric	2033
Avenal(b)	50%	23	Pacific Gas and Electric	2031
Avra Valley	100%	25	Tucson Electric Power	2032
Blythe	100%	21	Southern California Edison	2029
Borrego	100%	26	San Diego Gas and Electric	2038
Roadrunner	100%	20	El Paso Electric	2031
CVSR	48.95%	122	Pacific Gas and Electric	2038
Kansas South	100%	20	Pacific Gas and Electric	2033
TA High Desert	100%	20	Southern California Edison	2033
Desert Sunlight 250	25%	63	Southern California Edison	2035
Desert Sunlight 300	25%	75	Pacific Gas and Electric	2040
		481
Distributed Solar
AZ DG Solar Projects	100%	5	Various	2025 - 2033
PFMG DG Solar Projects	51%	4	Various	2032
		9
Wind
Alta I	100%	150	Southern California Edison	2035
Alta II	100%	150	Southern California Edison	2035
Alta III	100%	150	Southern California Edison	2035
Alta IV	100%	102	Southern California Edison	2035
Alta V	100%	168	Southern California Edison	2035
Alta X (c)(d)	100%	137	Southern California Edison	2038(c)
Alta XI (c)(d)	100%	90	Southern California Edison	2038(c)
South Trent	100%	101	AEP Energy Partners	2029
Laredo Ridge	100%	80	Nebraska Public Power District	2031
Taloga	100%	130	Oklahoma Gas & Electric	2031
Pinnacle	100%	55	Maryland Department of General Services and University System of Maryland	2031
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Spring Canyon II (c)	90.1%	31	Platte River Power Authority	2038
Spring Canyon III (c)	90.1%	26	Platte River Power Authority	2039
		1,389
Thermal
Thermal equivalent MWt(e)	100%	1,310	Various	Various
Thermal generation	100%	124	Various	Various

Total net capacity (excluding equivalent MWt)(f)		3,948

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of September 30, 2015.
(b) On September 30, 2015, the Company acquired NRG's remaining 0.05% for an immaterial amount.
(c) Projects are part of tax equity arrangements, as further described in Note 2, Summary of Significant Accounting Policies.
(d) PPA begins on January 1, 2016.
(e) For thermal energy, net capacity represents MWt for steam or chilled water and excludes 134 MWt available under the right-to-use provisions contained in agreements between two of the Company's thermal facilities and certain of its customers.
(f) Total net capacity excludes capacity for RPV Holdco and DGPV Holdco, which are consolidated by NRG, as further described in Note 5, Variable Interest Entities.

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
The Company entered into a management services agreement with NRG for various services, including human resources, accounting, tax, legal, information systems, treasury, and risk management. Costs incurred by the Company under this agreement were $9 million and $7 million for the nine months ended September 30, 2015, and 2014, respectively, which included certain direct expenses incurred by NRG on behalf of the Company.
Stockholders' equity represents the equity associated with the Class A and Class C common stockholders, with the equity associated with the Class B and Class D common stockholder, or NRG, classified as noncontrolling interest.
As described in Note 3, Business Acquisitions, on January 2, 2015, the Company acquired the Laredo Ridge, Tapestry, and Walnut Creek projects, or the January 2015 Drop Down Assets, for total cash consideration of $489 million, including $9 million for working capital, plus assumed debt of $737 million. Additionally, on June 30, 2014, the Company acquired the TA High Desert, Kansas South, and El Segundo projects, or the June 2014 Drop Down Assets, from NRG for total cash consideration of $357 million plus assumed project level debt. These acquisitions were accounted for as transfers of entities under common control. The accounting guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its consolidated financial statements to reflect the transfers as if they had taken place from the beginning of the financial statements period or from the date the entities were under common control (if later than the beginning of the financial statements period).  The January 2015 Drop Down Assets are reflected as if the transfer took place on April 1, 2014, which represents the date these entities were acquired by NRG.
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
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of September 30, 2015, and the results of operations, comprehensive income and cash flows for the nine months ended September 30, 2015, and 2014.

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
Tax Equity Arrangements
Certain portions of the Company’s noncontrolling interests in subsidiaries represent third-party interests in the net assets under certain tax equity arrangements, which are consolidated by the Company, that have been entered into to finance the cost of wind facilities eligible for certain tax credits. Additionally, certain portions of the Company’s investments in unconsolidated affiliates reflect the Company’s interests in tax equity arrangements, that are not consolidated by the Company, that have been entered into to finance the cost of solar energy systems under operating leases eligible for certain tax credits. The Company has determined that the provisions in the contractual agreements of these structures represent substantive profit sharing arrangements. Further, the Company has determined that the appropriate methodology for calculating the noncontrolling interest and investment in unconsolidated affiliates that reflects the substantive profit sharing arrangements is a balance sheet approach utilizing the hypothetical liquidation at book value, or HLBV, method. Under the HLBV method, the amounts reported as noncontrolling interests and investment in unconsolidated affiliates represent the amounts the investors to the tax equity arrangements would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements, assuming the net assets of the funding structures were liquidated at their recorded amounts determined in accordance with U.S. GAAP. The investors’ interests in the results of operations of the funding structures are determined as the difference in noncontrolling interests and investment in unconsolidated affiliates at the start and end of each reporting period, after taking into account any capital transactions between the structures and the funds’ investors. The calculations utilized to apply the HLBV method include estimated calculations of taxable income or losses for each reporting period.
Noncontrolling Interests
The following table reflects the changes in the Company's noncontrolling interest balance:

(In millions)
Balance as of December 31, 2014	651
Payment to NRG for acquired January 2015 Drop Down Assets	(489)
Contributions from noncontrolling interest for Alta Wind X-X1 TE Holdco	119
Noncontrolling interest acquired in Spring Canyon acquisition	74
Comprehensive income	35
Non-cash contributions	10
Cash distributions to NRG	(52)
Balance as of September 30, 2015	$348
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
Distributions
The following table lists the distributions paid on NRG Yield LLC's Class B and D units during the nine months ended September 30, 2015:

	Third Quarter 2015	Second Quarter 2015	First Quarter 2015
Distributions per Class B	$0.21	$0.20	$0.39
Distributions per Class D	$0.21	$0.20	N/A
On November 4, 2015, NRG Yield LLC announced the declaration of a distribution on its units of $0.215 per unit payable on December 15, 2015 to unit holders of record as of December 1, 2015. The portion of the distributions paid by NRG Yield LLC to NRG is recorded as a reduction to the Company's noncontrolling interest balance.
Recent Accounting Developments
ASU 2015-16 — In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, or ASU No. 2015-16. The amendments of ASU No. 2015-16 require that an acquirer recognize measurement period adjustments to the provisional amounts recognized in a business combination in the reporting period during which the adjustments are determined. Additionally, the amendments of ASU No. 2015-16 require the acquirer to record in the same period's financial statements the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the measurement period adjustment, calculated as if the accounting had been completed at the acquisition date as well as disclosing on either the face of the income statement or in the notes the portion of the amount recorded in current period earnings that would have been recorded in previous reporting periods. The guidance in ASU No. 2015-16 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments should be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company's results of operations, cash flows or financial position.

ASU 2015-03 and ASU 2015-15 — In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU No. 2015-03. The amendments of ASU No. 2015-03 were issued to reduce complexity in the balance sheet presentation of debt issuance costs. ASU No. 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard. Additionally, in August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU No. 2015-15, as ASU No. 2015-03 did not specifically address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU No. 2015-15 allows an entity to continue to defer and present debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance in ASU No. 2015-03 and ASU No. 2015-15 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. Had the Company adopted this guidance early, other assets would have been lower by $65 million and $67 million with corresponding decreases in debt as of September 30, 2015, and December 31, 2014, respectively. The adoption of this standard will have no impact on the Company's results of operations, cash flows or net assets.
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
ASU 2014-09 — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU No. 2014-09.  The amendments of ASU No. 2014-09 complete the joint effort between the FASB and the International Accounting Standards Board, or IASB, to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards, or IFRS, and to improve financial reporting.  The guidance in ASU No. 2014-09 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes the following steps to be applied by an entity: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies the performance obligation.  In August 2015, the FASB issued ASU 2015-14, which formally deferred the effective date by one year to make the guidance of ASU No. 2014-09 effective for annual reporting periods beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted, but not prior to the original effective date, which was for annual reporting periods beginning after December 15, 2016.  The Company is currently evaluating the impact of the standard on the Company's results of operations, cash flows and financial position.

Note 3 — Business Acquisitions
2015 Acquisitions

November 2015 Drop Down Assets from NRG

On November 3, 2015, the Company acquired 75% of the Class B interests of NRG Wind TE Holdco, or the November 2015 Drop Down Assets, which owns a portfolio of 12 wind facilities totaling 814 net MW, from NRG for total cash consideration of $210 million, subject to working capital adjustments. The Company will be responsible for its pro-rata share of non-recourse project debt of $193 million and noncontrolling interest associated with a tax equity structure of $165 million (as of September 30, 2015).

The Company funded the acquisition with borrowings from the revolving credit facility. The assets and liabilities transferred to the Company relate to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid and historical value of the entities' equity was recorded as a distribution to NRG and reduced the balance of its noncontrolling interest. Because the transaction constituted a transfer of net assets under common control, the guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control.

The Class A interests of NRG Wind TE Holdco are owned by a tax equity investor, or Investor, who receives 99% of allocations of taxable income and other items until the flip point, which occurs when the Investor obtains a specified return on its initial investment, at which time the allocations to the Investor change to 8.53%. The Company generally receives 75% of cash available for distribution until the flip point, at which time the allocations to the Company of cash available for distribution change to 68.60%. If the flip point has not occurred by a specified date, 100% of cash available for distribution is allocated to the Investor until the flip point occurs. NRG Wind TE Holdco is a VIE and the Company is the primary beneficiary, through its position as managing member, and consolidates NRG Wind TE Holdco.

The following is a summary of assets and liabilities transferred in connection with the acquisition as of September 30, 2015:

NRG Wind TE Holdco
(In millions)
Current assets	$34
Property, plant and equipment	673
Non-current assets	179
Total assets	886

Debt	193
Other current and non-current liabilities	33
Total liabilities	226
Less: noncontrolling interest	$289
Net assets acquired	$371
Supplemental Pro Forma Information

As described above, the Company's acquisition of the November 2015 Drop Down Assets was accounted for as a transfer of entities under common control. The following unaudited supplemental pro forma information represents the results of operations as if the Company had acquired the November 2015 Drop Down Assets on January 1, 2014, including the impact of acquisition accounting with respect to NRG's acquisition of the projects. All net income or losses prior to the Company's acquisition of the projects is reflected as attributable to NRG and, accordingly, no pro forma impact to earnings per Class A and Class C common share was calculated.

	For the three months ended		For the nine months ended
(In millions)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Operating revenues	$225	$200	$660	$561
Net income	24	37	42	77

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

University of Bridgeport Fuel Cell — On April 30, 2015, the Company completed the acquisition of the University of Bridgeport Fuel Cell project in Bridgeport, Connecticut from FuelCell Energy, Inc. The project added an additional 1.4 MW of thermal capacity to the Company's portfolio, with a 12 years contract, with the option for a 7-year extension. The acquisition is reflected in the Company's Thermal segment.

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

For the nine months ended
(In millions)	September 30, 2014

Operating revenues	$523
Net income	104
Since the acquisition date, the January 2015 Drop Down Assets contributed $106 million in operating revenues and $31 million in net income.

2014 Acquisitions

Alta Wind Portfolio Acquisition — On August 12, 2014, the Company acquired 100% of the membership interests of Alta Wind Asset Management Holdings, LLC, Alta Wind Company, LLC, Alta Wind X Holding Company, LLC and Alta Wind XI Holding Company, LLC, which collectively own seven wind facilities that total 947 MW located in Tehachapi, California and a portfolio of associated land leases, or the Alta Wind Portfolio. Power generated by the Alta Wind Portfolio is sold to Southern California Edison under long-term PPAs, with 21 years of remaining contract life for Alta Wind I-V. The Alta Wind X and XI PPAs begin in 2016 with a term of 22 years and currently sell energy and renewable energy credits on a merchant basis.
The purchase price for the Alta Wind Portfolio was $923 million, which consisted of a base purchase price of $870 million, as well as a payment for working capital of $53 million, plus the assumption of $1.6 billion of non-recourse project-level debt. In order to fund the purchase price, NRG Yield, Inc. completed an equity offering of 12,075,000 shares of its Class A common stock at an offering price of $54.00 per share on July 29, 2014, which resulted in net proceeds of $630 million, after underwriting discounts and expenses. In addition, on August 5, 2014, NRG Yield Operating LLC issued $500 million of Senior Notes, which bear interest at a rate of 5.375% and mature in August 2024.
The acquisition was recorded as a business combination under ASC 805-50, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date. The accounting for the business combination was completed as of August 11, 2015, at which point the fair values became final. The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of December 31, 2014, as well as adjustments made through August 11, 2015, when the allocation became final.

The purchase price of $923 million was allocated as follows:

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

Note 4 — Property, Plant and Equipment
The Company’s major classes of property, plant, and equipment were as follows:

	September 30, 2015	December 31, 2014	Depreciable Lives
	(In millions)
Facilities and equipment	$4,837	$4,709	2 - 40 Years
Land and improvements	92	87
Construction in progress	4	8
Total property, plant and equipment	4,933	4,804
Accumulated depreciation	(499)	(338)
Net property, plant and equipment	$4,434	$4,466

Note 5 — Variable Interest Entities, or VIEs
Entity that is Consolidated
Alta TE Holdco — On June 30, 2015, the Company sold an economic interest in Alta TE Holdco to a financial institution in order to monetize certain cash and tax attributes, primarily production tax credits. The financial institution, or Investor, receives 99% of allocations of taxable income and other items until the flip point, which occurs when the Investor obtains a specified return on its initial investment, at which time the allocations to the Investor change to 5%. The Company receives 100% of cash available for distribution in the first year and subsequently receives 94.34% until the flip point, at which time the allocations to the Company of cash available for distribution change to 97.12%, unless the flip point has not occurred by a specified date, which would result in 100% of cash available for distribution allocated to the Investor until the flip point occurs. Alta TE Holdco is a VIE and the Company is the primary beneficiary through its position as managing member, and therefore consolidates Alta TE Holdco. The net proceeds of $119 million are reflected as noncontrolling interest in the Company's balance sheet.
The summarized financial information for Alta TE Holdco consisted of the following:

(In millions)	September 30, 2015
Other current and non-current assets	$20
Property, plant and equipment	490
Intangible assets	287
Total assets	797
Current and non-current liabilities	13
Total liabilities	13
Noncontrolling interest	124
Net assets less noncontrolling interests	$660
Entities that are not Consolidated
The Company has interests in entities that are considered VIEs under ASC 810, Consolidation, but for which it is not considered the primary beneficiary.  The Company accounts for its interests in these entities under the equity method of accounting.
NRG DGPV Holdco 1 LLC — On May 8, 2015, NRG Yield DGPV Holding LLC, a subsidiary of the Company and NRG Renew LLC, a subsidiary of NRG, entered into a partnership by forming NRG DGPV Holdco 1 LLC, or DGPV Holdco, the purpose of which is to own or purchase solar power generation projects and other ancillary related assets from NRG Renew LLC, via intermediate funds, including: (i) a tax equity-financed portfolio of 11 recently completed community solar projects representing approximately 11 MW with a weighted average remaining PPA term of 20 years; and (ii) a tax equity-financed portfolio of approximately 29 commercial photovoltaic systems representing approximately 89 MW. The following illustrates the structure of DGPV Holdco:

NRG Renew LLC
(subsidiary of NRG)
NRG Yield
Operating LLC
5% of pre-flip allocations/
95% of post-flip allocations
Managing member
Consolidates DGPV Holdco
95% of pre-flip allocations/
5% of post-flip allocations
Investor member
DGPV Holdco
Seller of projects and
maintenance services
Investment Funds

As of September 30, 2015, the Company's investment in DGPV Holdco related to the recently completed community solar projects was $17 million. Additionally, as of September 30, 2015, the Company's investment related to the commercial photovoltaic systems was $11 million, $9 million of which remained payable at September 30, 2015. DGPV Holdco is considered a VIE under ASC 810, however the Company is not the primary beneficiary and will account for its investment under the equity method. The Company's maximum exposure to loss is limited to its equity investment, which was $28 million as of September 30, 2015.
NRG RPV Holdco 1 LLC — On April 9, 2015, NRG Yield RPV Holding LLC, a subsidiary of the Company and NRG Residential Solar Solutions LLC, a subsidiary of NRG, entered into a partnership by forming NRG RPV Holdco 1 LLC, or RPV Holdco, that will invest in and hold operating portfolios of residential solar assets developed by NRG Home Solar, a subsidiary of NRG, including: (i) an existing, unlevered portfolio of over 2,200 leases across nine states representing approximately 17 MW with a weighted average remaining lease term of approximately 17 years; and (ii) a tax equity-financed portfolios of approximately 13,000 leases representing approximately 90 MW, with an average lease term for the existing and new leases of approximately 17 to 20 years. The following illustrates the structure of RPV Holdco:

NRG Residential Solar Solutions, LLC (subsidiary of NRG)
NRG Yield Operating LLC
5% of pre-flip allocations/
95% of post-flip allocations
Managing member
Consolidates RPV Holdco
95% of pre-flip allocations/
5% of post-flip allocations
Investor member
RPV Holdco
Maintenance and Installation of systems
Investment Funds

The Company invested $26 million in RPV Holdco in April 2015 related to the existing, unlevered portfolio of leases. The Company also invested $21 million of its $150 million commitment in the tax equity-financed portfolios through September 30, 2015. The Company's maximum exposure will be limited to its equity investment. RPV Holdco is considered a VIE under ASC 810, however the Company is not the primary beneficiary, and will account for its investment under the equity method. The Company's maximum exposure to loss is limited to its equity investment, which was $47 million as of September 30, 2015.
GenConn Energy LLC — The Company has a 50% interest in GCE Holding LLC, the owner of GenConn, which owns and operates two 190 MW peaking generation facilities in Connecticut at the Devon and Middletown sites. Each of these facilities was constructed pursuant to a 30-year cost of service type contract with the Connecticut Light & Power Company. GenConn is considered a VIE under ASC 810, however the Company is not the primary beneficiary, and accounts for its investment under the equity method. Effective September 30, 2015, the Company increased its 49.95% ownership by acquiring an additional 0.05% membership interest from NRG, bringing its total ownership interest to 50%.
The project was funded through equity contributions from the owners and non-recourse, project-level debt. As of September 30, 2015, the Company's investment in GenConn was $110 million and its maximum exposure to loss is limited to its equity investment. Additionally, GenConn has a $237 million project note with an interest rate of 4.73% and a maturity date of July 2041, and a 5-year, $35 million working capital facility that matures in 2018, which can be used to issue letters of credit at an interest rate of 1.875% per annum. As of September 30, 2015, $220 million was outstanding under the note and nothing was drawn on the working capital facility. The note is secured by all of the GenConn assets.

The following table presents summarized financial information for GCE Holding LLC:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2015	2014	2015	2014
Income Statement Data:
Operating revenues	$21	$18	$61	$62
Operating income	9	10	29	30
Net income	$6	$7	$20	$21

	September 30, 2015	December 31, 2014
Balance Sheet Data:	(In millions)
Current assets	$32	$33
Non-current assets	420	438
Current liabilities	16	20
Non-current liabilities	$216	$223

Desert Sunlight Investment Holdings, LLC - The Company has a 25% membership interest in Desert Sunlight Investment Holdings, LLC, which owns two solar photovoltaic facilities that total 550 MW in Desert Center, California. Power generated by the facilities is sold to Southern California Edison and Pacific Gas and Electric under long-term PPAs with approximately 20 years and 25 years of contract life, respectively. Desert Sunlight is considered a VIE under ASC 810, however the Company is not the primary beneficiary, and accounts for its investment under the equity method.

As of September 30, 2015, the Company's investment in Desert Sunlight was $281 million and its maximum exposure to loss is limited to its equity investment.

The following tables present summarized financial information for Desert Sunlight Investment Holdings, LLC:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2015	2014	2015	2014
Income Statement Data:
Operating revenues	$73	$48	$170	$102
Operating income	51	33	108	58
Net income	$39	$22	$70	$27

	September 30, 2015	December 31, 2014
Balance Sheet Data:	(In millions)
Current assets	$381	$706
Non-current assets	1,508	1,519
Current liabilities	91	436
Non-current liabilities	$1,141	$1,152

Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accounts payable — affiliate, accrued expenses and other liabilities, the carrying amounts approximate fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of September 30, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In millions)
Assets:
Notes receivable, including current portion	$18	$18	$21	$21
Liabilities:
Long-term debt, including current portion	$4,509	$4,406	$4,787	$4,873
The fair value of notes receivable and long-term debt are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments, and are classified as Level 3 within the fair value hierarchy.
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
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2015		As of December 31, 2014
	Fair Value (a)	Fair Value (a)	Fair Value (b)
(In millions)	Level 1	Level 2	Level 2
Derivative assets:
Commodity contracts	$—	$3	$—
Interest rate contracts	—	—	2
Total assets	—	3	2
Derivative liabilities:
Commodity contracts	1	2	3
Interest rate contracts	—	113	114
Total liabilities	$1	$115	$117

(a) There were no assets or liabilities classified as Level 3 as of September 30, 2015.
(b) There were no assets or liabilities classified as Level 1 or Level 3 as of December 31, 2014.

Derivative Fair Value Measurements
A portion of the Company's contracts are exchange-traded contracts with readily available quoted market prices. A majority of the Company's contracts are non-exchange-traded and valued using prices provided by external sources. For the Company’s energy markets, management receives quotes from multiple sources. To the extent that multiple quotes are received, the prices reflect the average of the bid-ask mid-point prices obtained from all sources believed to provide the most liquid market for the commodity. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available. These contracts are valued using various valuation techniques including, but not limited to, internal models that apply fundamental analysis of the market and corroboration with similar markets. As of September 30, 2015, there were no contracts valued with prices provided by models and other valuation techniques.
The fair value of each contract is discounted using a risk free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is calculated based on credit default swaps. To the extent that the net exposure is an asset, the Company uses the counterparty’s default swap rate. If the net exposure is a liability, the Company uses its default swap rate. The credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of September 30, 2015, the credit reserve resulted in a $3 million increase in fair value in OCI. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
Concentration of Credit Risk
In addition to the credit risk discussion as disclosed in Note 2, Summary of Significant Accounting Policies, to the Company's audited consolidated financial statements included in the Company's 2014 Form 10-K, the following item is a discussion of the concentration of credit risk for the Company's financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; (ii) daily monitoring of counterparties' credit limits; (iii) the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties.
Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including solar and other PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of September 30, 2015, credit risk exposure to these counterparties attributable to the Company's ownership interests was approximately $2.9 billion for the next five years. The majority of these power contracts are with utilities with strong credit quality and public utility commission or other regulatory support, as further described in Note 11, Segment Reporting, to the Company's audited consolidated financial statements included in the Company's 2014 Form 10-K. However, such regulated utility counterparties can be impacted by changes in government regulations, which the Company is unable to predict.

Note 7 — Accounting for Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Note 7, Accounting for Derivative Instruments and Hedging Activities, to the Company's audited consolidated financial statements included in the Company's 2014 Form 10-K.
Energy-Related Commodities
As of September 30, 2015, the Company had forward contracts with an NRG subsidiary, hedging the sale of power from the Alta X and Alta XI wind facilities, entered into in the first quarter of 2015 and extending through the end of 2015 and forward contracts for the purchase of fuel commodities relating to the forecasted usage of the Company’s district energy centers extending through 2017. At September 30, 2015, these contracts were not designated as cash flow or fair value hedges.

Interest Rate Swaps
As of September 30, 2015, the Company had interest rate derivative instruments on non-recourse debt extending through 2031, most of which are designated as cash flow hedges.

Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company's open derivative transactions broken out by commodity as of September 30, 2015, and December 31, 2014.

		Total Volume
		September 30, 2015	December 31, 2014
Commodity	Units	(In millions)
Natural Gas	MMBtu	4	2
Interest	Dollars	$1,786	$2,817
The decrease in the interest rate position is primarily the result of settling the Alta X and Alta XI interest rate swaps in connection with the repayment of the outstanding project-level debt during the second quarter of 2015, as further described in Note 8, Long-term Debt.
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets		Derivative Liabilities
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$—	$36	$40
Interest rate contracts long-term	—	2	67	49
Total Derivatives Designated as Cash Flow Hedges	—	2	103	89
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	—	—	3	5
Interest rate contracts long-term	—	—	7	20
Commodity contracts current	3	—	3	3
Total Derivatives Not Designated as Cash Flow Hedges	3	—	13	28
Total Derivatives	$3	$2	$116	$117
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of September 30, 2015, there was no outstanding collateral paid or received. The following table summarizes the offsetting of derivatives by counterparty master agreement level:

	Gross Amounts Not Offset in the Statement of Financial Position
As of September 30, 2015	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative assets	$3	$(1)	$2
Derivative liabilities	(3)	1	(2)
Total commodity contracts	—	—	—
Interest rate contracts:
Derivative liabilities	(113)	—	(113)
Total interest rate contracts	(113)	—	(113)
Total derivative instruments	$(113)	$—	$(113)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2014	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative liabilities	$(3)	$—	$(3)
Total commodity contracts	(3)	—	(3)
Interest rate contracts:
Derivative assets	2	(2)	—
Derivative liabilities	(114)	2	(112)
Total interest rate contracts	(112)	—	(112)
Total derivative instruments	$(115)	$—	$(115)
Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In millions)
Accumulated OCL beginning balance	$(48)	$(34)	$(52)	$—
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	3	1	10	8
Mark-to-market of cash flow hedge accounting contracts	(32)	5	(35)	(36)
Accumulated OCL ending balance, net of income tax benefit of $19, and $3, respectively	$(77)	$(28)	$(77)	$(28)
Accumulated OCL attributable to NRG	(45)	(22)	(45)	(22)
Accumulated OCL attributable to NRG Yield, Inc.	$(32)	$(6)	$(32)	$(6)
Losses expected to be realized from OCL during the next 12 months, net of income tax benefit of $4	$(14)		$(14)
Amounts reclassified from accumulated OCL into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded to interest expense. There was no ineffectiveness for the three or nine months ended September 30, 2015, and 2014.
Impact of Derivative Instruments on the Statements of Operations
The Company has interest rate derivative instruments that are not designated as cash flow hedges. The effect of interest rate hedges is recorded to interest expense. For the three months ended September 30, 2015, and 2014, the impact to the consolidated statements of operations was a loss of $6 million and $0 million, respectively. For the nine months ended September 30, 2015, and 2014, the impact to the consolidated statements of operations was a gain of $13 million and a loss of $6 million, respectively.

A portion of the Company’s derivative commodity contracts relates to its Thermal Business for the purchase of fuel commodities based on the forecasted usage of the thermal district energy centers. Realized gains and losses on these contracts are reflected in the fuel costs that are permitted to be billed to customers through the related customer contracts or tariffs and, accordingly, no gains or losses are reflected in the consolidated statements of operations for these contracts.
Commodity contracts also hedge the forecasted sale of power for the Alta X and Alta XI wind facilities until the start of the PPAs on January 1, 2016. The effect of these commodity hedges is recorded to operating revenues. For the three months ended September 30, 2015, the impact to the consolidated statements of operations was an unrealized loss of $1 million. For the nine months ended September 30, 2015, the impact to the consolidated statements of operations was an unrealized gain of $2 million.
See Note 6, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 8 — Long-term Debt
This footnote should be read in conjunction with the complete description under Note 9, Long-term Debt, to the Company's 2014 Form 10-K. Long-term debt consisted of the following:

	September 30, 2015	December 31, 2014	September 30, 2015, interest rate % (a)
	(In millions, except rates)
Senior Notes, due 2024	$500	$500	5.375
Convertible notes, due 2019 (b)	329	326	3.50
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility, due 2019 (c)	92	—	L+2.75
Convertible notes, due 2020 (d)	266	—	3.25
Project-level debt:
Alta Wind I, lease financing arrangement, due 2034	255	261	7.015
Alta Wind II, lease financing arrangement, due 2034	200	205	5.696
Alta Wind III, lease financing arrangement, due 2034	208	212	6.067
Alta Wind IV, lease financing arrangement, due 2034	135	138	5.938
Alta Wind V, lease financing arrangement, due 2035	215	220	6.071
Alta Wind X, due 2021	—	300	L+2.00
Alta Wind XI, due 2021	—	191	L+2.00
Alta Realty Investments, due 2031	33	34	7.00
Alta Wind Asset Management, due 2031	19	20	L+2.375
NRG West Holdings LLC, due 2023 (El Segundo Energy Center)	485	506	L+1.625 - L+2.25
NRG Marsh Landing LLC, due 2017 and 2023	431	464	L+1.75 - L+1.875
Walnut Creek Energy, due 2023	363	391	L+1.625
Tapestry Wind LLC, due 2021	184	192	L+1.625
NRG Solar Alpine LLC, due 2014 and 2022	156	163	L+1.75
NRG Energy Center Minneapolis LLC, due 2017 and 2025	110	121	5.95 -7.25
Laredo Ridge LLC, due 2028	105	108	L+1.875
NRG Solar Borrego LLC, due 2025 and 2038	73	75	L+ 2.50/5.65
South Trent Wind LLC, due 2020	62	65	L+1.625
NRG Solar Avra Valley LLC, due 2031	61	63	L+1.75
TA High Desert LLC, due 2020 and 2032	54	55	L+2.50/5.15
WCEP Holdings LLC, due 2023	46	46	L+3.00
NRG Roadrunner LLC, due 2031	40	42	L+1.625
NRG Solar Kansas South LLC, due 2031	34	35	L+2.00
NRG Solar Blythe LLC, due 2028	22	22	L+1.625
PFMG and related subsidiaries financing agreement, due 2030	30	31	6.00
NRG Energy Center Princeton LLC, due 2017	1	1	5.95
Subtotal project-level debt:	3,322	3,961
Total debt	4,509	4,787
Less current maturities	224	214
Total long-term debt	$4,285	$4,573

(a) As of September 30, 2015, L+ equals 3 month LIBOR plus x%, except for the NRG Marsh Landing term loan, Walnut Creek term loan, and the Revolving Credit Facility where L+ equals 1 month LIBOR plus x% and Kansas South where L+ equals 6 month LIBOR plus x%.
(b) Net of discount of $16 million and $19 million as of September 30, 2015, and December 31, 2014, respectively.
(c) Applicable rate is determined by the Borrower Leverage Ratio, as defined in the credit agreement.
(d) Net of discount of $22 million as of September 30, 2015.

The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to comply with during the term of the respective arrangement. As of September 30, 2015, the Company was in compliance with all of the required covenants.
The discussion below lists changes to or additions of long-term debt for the nine months ended September 30, 2015.
Convertible Notes due 2019
In connection with the Recapitalization, the Company adjusted the conversion rate of its 2019 Convertible Notes. Effective on May 15, 2015, the conversion rate was adjusted to 42.9644 shares of Class A common stock per $1,000 principal amount of 2019 Convertible Notes in accordance with the terms of the related indenture.
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility
On June 26, 2015, the Company amended the revolving credit facility to, among other things, increase the availability from $450 million to $495 million. As of September 30, 2015, $92 million of borrowings and $25 million of letters of credit were outstanding. On November 3, 2015, the Company borrowed $209 million from the revolving credit facility to finance the acquisition of the November 2015 Drop Down Assets, as discussed in Note 3, Business Acquisitions.
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
The 2020 Convertible Notes are accounted for in accordance with ASC 470-20. Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components. The application of ACS 470-20 resulted in the recognition of $23 million as the value for the equity component with the offset to debt discount. The debt discount will be amortized to interest expense using the effective interest method over the term of the 2020 Convertible Notes.
Alta Wind X and Alta Wind XI Financing Due 2021
On June 30, 2015, the Company entered into a tax equity financing arrangement through which NRG Yield Operating received $119 million in net proceeds, as described in Note 5, Variable Interest Entities, or VIEs. These proceeds, as well as proceeds obtained from the June 29, 2015, common stock issuance, as described in Note 10, Changes in Capital Structure, and 2020 Convertible Notes issuance, as described above, were utilized to repay all of the outstanding project indebtedness associated with the Alta Wind X and Alta Wind XI wind facilities. The Company also settled interest rate swaps associated with the project level debt for the Alta Wind X and Alta Wind XI wind facilities at a value of $17 million.
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
On December 17, 2014, Laredo Ridge amended the credit agreement to increase its term loan borrowings by an additional $41 million to reduce the working capital facility by $1 million, to increase the letter of credit facility by $1 million and to reduce the related interest rate to LIBOR plus 1.875% through December 31, 2018, LIBOR plus 2.125% from January 1, 2019 through December 31, 2023 and LIBOR plus 2.375% from January 1, 2024 through the maturity date. The fee on the working capital facility was reduced to 0.5%. In addition, the maturity date was extended to December 31, 2028. The proceeds were utilized to make a distribution of $33 million to NRG Wind LLC, an NRG subsidiary, with the remaining $8 million utilized to fund the costs of the amendment. As of September 30, 2015, $105 million was outstanding under the term loan, nothing was outstanding under the working capital facility, and $10 million of letters of credit in support of the project were issued.

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
On November 12, 2014, Tapestry Wind LLC amended the credit agreement to reduce the related interest rate to LIBOR plus 1.625% through December 20, 2018, and LIBOR plus 1.75% from December 21, 2018, through the maturity date. As of September 30, 2015, $184 million was outstanding under the term loan, nothing was outstanding under the working capital facility and $20 million of letters of credit in support of the project were issued.
Walnut Creek
On July 27, 2011, Walnut Creek entered into a credit agreement with a group of lenders for a $442 million construction loan that was convertible to a term loan upon completion of the project, and a $5 million working capital loan facility. The project met the conditions to convert to a term loan on June 21, 2013, and matures in May 2023. The term loan amortizes based upon a predetermined schedule. The working capital facility is available to fund the operating needs of Walnut Creek. The commitment fee on this facility is 0.625%. The Walnut Creek agreement also includes a letter of credit facility on behalf of Walnut Creek of up to $117 million. Walnut Creek pays a fee equal to the applicable margin on issued letters of credit.
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
On October 21, 2014, Walnut Creek amended the credit agreement to increase its term loan borrowings by an additional $10 million, and to reduce the related interest rate to LIBOR plus 1.625% through September 30, 2018, LIBOR plus 1.75% from October 1, 2018, through September 30, 2022, and LIBOR plus 1.875% from October 1, 2022, through the maturity date. The fee on the working capital facility was reduced to 0.5%. The proceeds were utilized to make a distribution of $6 million to WCEP Holdings LLC with the remaining $4 million utilized to fund the costs of the amendment. In addition, Walnut Creek entered into an additional interest rate swap to maintain the minimum of 90% of the outstanding notional amount being swapped to a fixed interest rate. Walnut Creek pays its counterparty the equivalent of a 4.0025% fixed interest payment on a predetermined notional value, and quarterly, Walnut Creek receives the equivalent of a floating interest payment based on a three-month LIBOR calculated on the same notional value through July 31, 2020. All interest rate swap payments by Walnut Creek and its counterparties are made quarterly and the LIBOR is determined in advance of each interest period. Swaps became effective June 28, 2013, and amortize in proportion to the term loan. As of September 30, 2015, $363 million was outstanding under the term loan, nothing was outstanding under the working capital facility, and $49 million of letters of credit were issued.

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
On October 21, 2014, WCEP Holdings LLC amended the credit agreement to reduce the related interest rate to LIBOR plus 3%. The proceeds of the distribution from Walnut Creek were utilized to make an optional repayment of $6 million on the term loan. In addition, WCEP Holdings LLC partially terminated the interest rate agreements so that at least 90% and no more than 100% of the aggregate principal amount of the loans then outstanding will be subject to interest rate agreements. As of September 30, 2015, $46 million was outstanding under the term loan.
Avenal Solar Holdings LLC
On March 18, 2015, Avenal Solar Holdings LLC, one of the Company's equity method investments, amended its credit agreement to increase its borrowings by $43 million and to reduce the related interest rate from 6 month LIBOR plus an applicable margin of 2.25% to 6 month LIBOR plus 1.75% from March 18, 2015, through March 17, 2022, 6 month LIBOR plus 2.00% from March 18, 2022, through March 17, 2027, and 6 month LIBOR plus 2.25% from March 18, 2027, through the maturity date.  As a result of the credit agreement amendment, the Company received net proceeds of $20 million after fees from its 49.95% ownership in Avenal. Effective September 30, 2015, the Company increased its ownership to 50% by acquiring an additional 0.05% membership interest in Avenal.
NRG West Holdings LLC
On May 29, 2015, NRG West Holdings LLC amended its financing agreement to increase borrowings under the Tranche A facility by $5 million and to reduce the related interest rate to LIBOR plus an applicable margin of 1.625% from May 29, 2015, to August 31, 2017, LIBOR plus an applicable margin of 1.75% from September 1, 2017, to August 31, 2020, and LIBOR plus 1.875% from September 1, 2020, through the maturity date; to reduce the Tranche B loan interest rate to LIBOR plus an applicable margin of 2.250% from May 29, 2015, to August 31, 2017, LIBOR plus 2.375% from September 1, 2017, to August 31, 2020, and LIBOR plus an applicable margin of 2.50% from September 1, 2020, through the maturity date and to reduce the working capital facility by $9 million. The proceeds of the increased borrowing were used to pay costs associated with the refinancing. Further, the amendment resulted in a $7 million loss on debt extinguishment.

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
The reconciliation of the Company's basic and diluted earnings per share is shown in the following tables:

	Three months ended September 30,
	2015		2014
(In millions, except per share data)	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted earnings per share attributable to NRG Yield, Inc. common stockholders
Net income attributable to NRG Yield, Inc.	$6	$11	$3	$3
Weighted average number of common shares outstanding	35	63	31	31
Earnings per weighted average common share — basic and diluted (a)	$0.18	$0.18	$0.10	$0.10

	Nine months ended September 30,
	2015		2014
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted earnings per share attributable to NRG Yield, Inc. common stockholders
Net income attributable to NRG Yield, Inc.	$10	$12	$8	$8
Weighted average number of common shares outstanding	35	44	25	25
Earnings per weighted average common share — basic and diluted (a)	$0.28	$0.28	$0.31	$0.31

(a) Basic and diluted earnings per share might not recalculate due to presenting Net income attributable to NRG Yield, Inc. and Weighted average number of common shares outstanding in millions rather than whole dollars.
With respect to the Class A common stock, there were a total of 15 million and 7 million anti-dilutive outstanding equity instruments for the three months ended September 30, 2015, and 2014, respectively, and 15 million and 6 million anti-dilutive outstanding equity instruments for the nine months ended September 30, 2015, and 2014, respectively, related to the 2019 Convertible Notes. With respect to the Class C common stock, there were a total of 10 million anti-dilutive outstanding equity instruments for the three months ended September 30, 2015, and 4 million anti-dilutive outstanding equity instruments for the nine months ended September 30, 2015, related to the 2020 Convertible Notes.

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
Class C Common Stock Issuance
On June 29, 2015, the Company closed on its offering of 28,198,000 shares of Class C common stock at a price of $22 per share, which included 3,678,000 shares of Class C common stock purchased by the underwriters through the exercise of an over-allotment option. Net proceeds to the Company from the sale of the Class C common stock were $599 million, net of underwriting discounts and commissions of $21 million. The Company utilized the proceeds of the offering to acquire 28,198,000 additional Class C units of NRG Yield LLC and, as a result, it currently owns 53.3% of the economic interests of NRG Yield LLC, with NRG retaining 46.7% of the economic interests of NRG Yield LLC.
Dividends to Class A and Class C common stockholders
The following table lists the dividends paid on the Company's Class A common stock and Class C common stock during the nine months ended September 30, 2015:

	Third Quarter 2015	Second Quarter 2015	First Quarter 2015
Dividends per Class A share	$0.21	$0.20	$0.39
Dividends per Class C share	$0.21	0.20	N/A
Dividends on the Class A common stock and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations.
On November 4, 2015, the Company announced the declaration of quarterly dividends on its Class A common stock and Class C common stock of $0.215 per share payable on December 15, 2015, to stockholders of record as of December 1, 2015.
The Company also has authorized 10,000,000 shares of preferred stock, par value $0.01 per share. None of the shares of preferred stock have been issued.

Note 11 — Segment Reporting
The Company’s segment structure reflects how management currently operates and allocates resources. The Company's businesses are primarily segregated based on conventional power generation, renewable businesses which consist of solar and wind, and the thermal and chilled water business. The Corporate segment reflects the Company's corporate costs. The Company's chief operating decision maker, its Chief Executive Officer, evaluates the performance of its segments based on operational measures including adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, and cash available for distribution, or CAFD, as well as net income (loss).

	Three months ended September 30, 2015
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$86	$77	$46	$—	$209
Cost of operations	15	23	31	—	69
Depreciation and amortization	19	26	5	—	50
General and administrative — affiliate	—	—	—	3	3
Acquisition-related transaction and integration costs	—	—	—	1	1
Operating income (loss)	52	28	10	(4)	86
Equity in earnings of unconsolidated affiliates	3	16	—	—	19
Other income, net	—	1	—	—	1
Loss on debt extinguishment	—	(2)	—	—	(2)
Interest expense	(11)	(32)	(1)	(18)	(62)
Income (loss) before income taxes	44	11	9	(22)	42
Income tax expense	—	—	—	8	8
Net Income (Loss)	$44	$11	$9	$(30)	$34
Total Assets	$2,132	$4,214	$434	$209	$6,989

	Three months ended September 30, 2014
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$80	$56	$48	$—	$184
Cost of operations	15	13	32	—	60
Depreciation and amortization	13	16	5	—	34
General and administrative — affiliate	—	—	—	3	3
Acquisition-related transaction and integration costs	—	—	—	2	2
Operating income (loss)	52	27	11	(5)	85
Equity in earnings of unconsolidated affiliates	4	7	—	—	11
Other income, net	—	—	—	1	1
Interest expense	(14)	(23)	(2)	(9)	(48)
Income (loss) before income taxes	42	11	9	(13)	49
Income tax expense	—	—	—	10	10
Net Income (Loss)	$42	$11	$9	$(23)	$39

	Nine months ended September 30, 2015
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$247	$224	$135	$—	$606
Cost of operations	51	64	96	—	211
Depreciation and amortization	61	88	14	—	163
General and administrative — affiliate	—	—	—	9	9
Acquisition-related transaction and integration costs	—	—	—	2	2
Operating income (loss)	135	72	25	(11)	221
Equity in earnings of unconsolidated affiliates	10	19	—	—	29
Other income, net	1	1	—	—	2
Loss on debt extinguishment	(7)	(2)	—	—	(9)
Interest expense	(36)	(91)	(5)	(44)	(176)
Income (loss) before income taxes	103	(1)	20	(55)	67
Income tax expense	—	—	—	8	8
Net Income (Loss)	$103	$(1)	$20	$(63)	$59

	Nine months ended September 30, 2014
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$223	$118	$156	$—	$497
Cost of operations	41	24	108	—	173
Depreciation and amortization	60	38	14	—	112
General and administrative — affiliate	—	—	—	7	7
Acquisition-related transaction and integration costs	—	—	—	2	2
Operating income (loss)	122	56	34	(9)	203
Equity in earnings of unconsolidated affiliates	11	15	—	—	26
Other income, net	—	1	—	1	2
Interest expense	(40)	(46)	(6)	(17)	(109)
Income (loss) before income taxes	93	26	28	(25)	122
Income tax expense	—	—	—	15	15
Net Income (Loss)	$93	$26	$28	$(40)	$107

Note 12 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In millions, except percentages)
Income before income taxes	$42	$49	$67	$122
Income tax expense	8	10	8	15
Effective income tax rate	19.0%	20.4%	11.9%	12.3%
For the three and nine months ended September 30, 2015 and 2014, the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its interest in NRG Yield LLC and production tax credits generated from certain wind facilities.
For tax purposes, NRG Yield LLC is treated as a partnership; therefore, the Company and NRG each record their respective share of taxable income or loss.

The Company's deferred tax balances reflect cumulative net operating losses and the difference in book and tax basis of the Company's assets primarily due to an increase in the tax basis of property, plant and equipment. The change in tax basis resulted in non-cash additions of $29 million during the nine months ended September 30, 2015, and $65 million during the year ended December 31, 2014, to the Company's additional paid-in capital.

Note 13 — Related Party Transactions
Management Services Agreement by and between the Company and NRG
NRG provides the Company with various operation, management, and administrative services, which include human resources, accounting, tax, legal, information systems, treasury, and risk management, as set forth in the Management Services Agreement. As of September 30, 2015, the base management fee was approximately $7 million per year, subject to an inflation-based adjustment annually at an inflation factor based on the year-over-year U.S. consumer price index. The fee is also subject to adjustments following the consummation of future acquisitions and as a result of a change in the scope of services provided under the Management Services Agreement. During the nine months ended September 30, 2015, the fee was increased by approximately $1 million per year primarily due to the acquisition of the January 2015 Drop Down Assets. Costs incurred under this agreement were $9 million and $7 million for the nine months ended September 30, 2015, and 2014, respectively, which included certain direct expenses incurred by NRG on behalf of the Company in addition to the base management fee. There was a balance of $5 million due to NRG in accounts payable — affiliate as of September 30, 2015.
Operation and Maintenance Services (O&M) Agreements by and between Thermal Entities and NRG
On October 1, 2014, NRG entered into Plant O&M Services Agreements with certain wholly-owned subsidiaries of the Company. NRG provides necessary and appropriate services to operate and maintain the subsidiaries' plant operations, businesses and thermal facilities. NRG is to be reimbursed for the provided services, as well as for all reasonable and related expenses and expenditures, and payments to third parties for services and materials rendered to or on behalf of the parties to the agreements. NRG is not entitled to any management fee or mark-up under the agreements. Prior to October 1, 2014, NRG provided the same services to the Thermal Business on an informal basis. Total fees incurred under the agreements were $21 million for the nine months ended September 30, 2015, and 2014. There was a balance of $30 million and $22 million due to NRG in accounts payable — affiliate as of September 30, 2015, and December 31, 2014, respectively. Subsequent to quarter end, $7 million of the outstanding balance has been paid.
Administrative Services Agreement by and between Marsh Landing and GenOn Energy Services, LLC
Marsh Landing is a party to an administrative services agreement with GenOn Energy Services, LLC, a wholly-owned subsidiary of NRG, which provides invoice processing and payment on behalf of Marsh Landing. Marsh Landing reimburses GenOn Energy Services, LLC for the amounts paid by it. The Company reimbursed costs under this agreement of approximately $11 million for the nine months ended September 30, 2015, and 2014. There was a balance of $1 million and $4 million due to GenOn Energy Services, LLC in accounts payable — affiliate as of September 30, 2015, and December 31, 2014, respectively.
O&M Services Agreements by and between El Segundo and NRG El Segundo Operations
El Segundo incurs fees under an O&M agreement with NRG El Segundo Operations, Inc., a wholly-owned subsidiary of NRG. Under the O&M agreement, NRG El Segundo Operations, Inc. manages, operates and maintains the El Segundo facility for an initial term of ten years following the commercial operations date. For the nine months ended September 30, 2015, and 2014, the costs incurred under the agreement were approximately $4 million and $3 million, respectively. There was a balance of $1 million due to NRG El Segundo in accounts payable — affiliate as of September 30, 2015, and December 31, 2014.
O&M Services Agreements by and between GenConn and NRG
GenConn incurs fees under two O&M agreements with wholly-owned subsidiaries of NRG. The fees incurred under the agreements were $3 million and $5 million for the nine months ended September 30, 2015, and 2014, respectively.
Administrative Services Agreement by and between CVSR and NRG
CVSR is a party to an administrative services agreement with NRG Energy Services LLC, a wholly-owned subsidiary of NRG, which provides O&M services on behalf of CVSR. CVSR reimburses NRG Energy Services LLC for the amounts paid by it. CVSR reimbursed costs under this agreement of $4 million and $5 million for the nine months ended September 30, 2015, and 2014, respectively.

ITEM 2 — Management's Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company's historical financial condition and results of operations, which were recast to include the effect of the June 2014 Drop Down Assets and January 2015 Drop Down Assets on June 30, 2014, and January 2, 2015, respectively. As further discussed in Note 1, Nature of Business, to the Consolidated Financial Statements, the purchase of these assets was accounted for in accordance with ASC 850-50, Business Combinations - Related Issues, pursuant to which the assets and liabilities transferred to the Company relate to interests under common control by NRG and, accordingly, were recorded at historical cost. The difference between the cash proceeds and historical value of the net assets was recorded as a distribution to NRG and reduced the balance of its noncontrolling interest. The guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control.
As you read this discussion and analysis, refer to the Company's Consolidated Statements of Operations to this Form 10-Q, which present the results of operations for the nine months ended September 30, 2015, and 2014. Also refer to the Company's 2014 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition.
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
The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the U.S. The Company’s contracted generation portfolio collectively represents 3,824 net MW. Each of these assets sells substantially all of its output pursuant to long-term offtake agreements with creditworthy counterparties. The average remaining contract duration of these offtake agreements was approximately 17 years as of September 30, 2015, based on cash available for distribution. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,310 net MWt and electric generation capacity of 124 net MW. These thermal infrastructure assets provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
Significant Event During Quarter
The following significant event has occurred since the filing of the Company's last quarterly report:
November 2015 Drop Down Assets from NRG
On November 3, 2015, the Company acquired 75% of the Class B interests of the November 2015 Drop Down Assets, which own a portfolio of 12 wind facilities totaling 814 net MW, from NRG for total cash consideration of $210 million, subject to working capital adjustments. The Company will be responsible for its pro-rata share of non-recourse project debt of $193 million and noncontrolling interest associated with a tax equity structure of $165 million (as of September 30, 2015).
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
The Company's operations within the ERCOT footprint are not subject to rate regulation by FERC, as they are deemed to operate solely within the ERCOT market and not in interstate commerce. These operations are subject to regulation by the PUCT.
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

Basis of Presentation
The acquisitions of the June 2014 Drop Down Assets from NRG on June 30, 2014, and the January 2015 Drop Down Assets on January 2, 2015, were accounted for as a transfer of entities under common control. The guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its consolidated financial statements to reflect the transfers as if they had taken place from the beginning of the financial statements period or from the date the entities were under common control (if later than the beginning of the financial statements period).  The January 2015 Drop Down Assets are reflected as if the transfer took place on April 1, 2014, which represents the date these entities were acquired by NRG. Members' equity represents NRG's equity in the subsidiaries, and accordingly, in connection with their acquisition by the Company, the balance was reclassified to noncontrolling interest. The Company reduces net income attributable to its Class A and Class C common stockholders by the pre-acquisition net income for the June 2014 Drop Down Assets and January 2015 Drop Down Assets, collectively, the Drop Down Assets, as it is not available to the stockholders.
Trends Affecting Results of Operations
El Segundo Forced Outage
In January 2015, El Segundo experienced a steam turbine water intrusion resulting in a forced outage on Units 5 and 6.  The units returned to service in April 2015.  The Company completed a root cause analysis and has implemented steps to prevent a recurrence of the event. The Company reviewed the financial impact of repair costs and lost capacity revenue and expects to collect approximately $4 million of insurance proceeds in the fourth quarter of 2015.

Wind Resource Availability
The Company's results continue to be impacted by lower than normal wind resource availability. While the Company's wind facilities were available, adverse weather had a negative impact on wind resources. The Company cannot predict wind resource availability and its related impact on future results.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended September 30,			Nine months ended September 30,
(In millions, except otherwise noted)	2015	2014	Change %	2015	2014	Change %
Operating Revenues
Energy and capacity revenues	$225	$203	11	$645	$517	25
Contract amortization	(15)	(19)	(21)	(41)	(20)	105
Mark-to-market economic hedging activities	(1)	—	(100)	2	—	100
Total operating revenues	209	184	14	606	497	22

Operating Costs and Expenses
Cost of fuels	19	20	(5)	57	73	(22)
Operations and maintenance	33	27	22	106	73	45
Other costs of operations	17	13	31	48	27	78
Depreciation and amortization	50	34	47	163	112	46
General and administrative — affiliate	3	3	—	9	7	29
Acquisition-related transaction and integration costs	1	2	(50)	2	2	—
Total operating costs and expenses	123	99	24	385	294	31
Operating Income	86	85	1	221	203	9
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	19	11	73	29	26	12
Other income, net	1	1	—	2	2	—
Loss on debt extinguishment	(2)	—	100	(9)	—	100
Interest expense	(62)	(48)	29	(176)	(109)	61
Total other expense, net	(44)	(36)	22	(154)	(81)	90
Income Before Income Taxes	42	49	(14)	67	122	(45)
Income tax expense	8	10	(20)	8	15	(47)
Net Income	34	39	(13)	59	107	(45)
Less: Pre-acquisition net income of Drop Down Assets	—	8	(100)	—	33	(100)
Net Income Excluding Pre-acquisition Net Income of Drop Down Assets	34	31	10	59	74	(20)
Less: Net income attributable to noncontrolling interests	17	25	(32)	37	58	(36)
Net Income Attributable to NRG Yield, Inc.	$17	$6	183	$22	$16	38

	Three months ended September 30,		Nine months ended September 30,
Business metrics:	2015	2014	2015	2014
Renewable MWh sold (in thousands) (a)	954	680	2,858	1,454
Thermal MWt sold (in thousands)	468	467	1,519	1,576
Thermal MWh sold (in thousands)	92	65	219	189

(a) Volumes sold do not include the MWh generated by the Company's equity method investments.

Management’s Discussion of the Results of Operations for the Three Months ended September 30, 2015, and 2014
Economic Gross Margin
The Company evaluates its operating performance using the measure of economic gross margin, which is not a GAAP measure and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.  Economic gross margin is defined as energy and capacity revenue less cost of fuels.  Economic gross margin does not include mark-to-market gains or losses on economic hedging activities or contract amortization.

The following tables present the composition of economic gross margin for the three months ended September 30, 2015, and 2014:

	Conventional	Renewables	Thermal	Total
(In millions)
Three months ended September 30, 2015
Energy and capacity revenues	$88	$91	$46	$225
Cost of fuels	(1)	—	(18)	(19)
Economic gross margin	$87	$91	$28	$206

Three months ended September 30, 2014
Energy and capacity revenues	$90	$64	$49	$203
Cost of fuels	—	—	(20)	(20)
Economic gross margin	$90	$64	$29	$183
Economic gross margin increased by $23 million during the three months ended September 30, 2015, compared to the same period in 2014, primarily due to the acquisition of the Alta Wind Portfolio in August 2014.

Operations and Maintenance Expense

	Conventional	Renewables	Thermal	Total
(In millions)
Three months ended September 30, 2015	$6	$15	$12	$33
Three months ended September 30, 2014	7	9	11	27
Operations and maintenance expense increased by $6 million during the three months ended September 30, 2015, compared to the same period in 2014, primarily due to the Alta Wind Portfolio acquired in August 2014.

Other Costs of Operations
Other costs of operations increased by $4 million during the three months ended September 30, 2015, compared to the same period in 2014, primarily due to an increase in property taxes resulting from the acquisition of the Alta Wind Portfolio in August 2014.

Depreciation and Amortization
Depreciation and amortization increased by $16 million during the three months ended September 30, 2015, compared to the same period in 2014, due to the impact of the adjustments to the acquisition accounting for the January 2015 Drop Down Assets and the acquisition of the Alta Wind Portfolio in August 2014.

Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $8 million during the three months ended September 30, 2015, compared to the same period in 2014, due primarily to the acquisition of Desert Sunlight on June 29, 2015, as well as increased equity in earnings from CVSR, partially offset by losses from RPV Holdco.
Interest Expense
Interest expense increased by $14 million during the three months ended September 30, 2015, compared to the same period in 2014, due primarily to:

(In millions)
Increase due to the Senior Notes issued in August 2014 and the 2020 Convertible Notes issued in June 2015	$7
Increase due to acquisition of the Alta Wind Portfolio in August 2014	5
Increase from changes in the fair value of interest rate swaps	4
Decrease from repricing of project-level financing arrangements and principal repayments	(2)
$14
Income Tax Expense
For the three months ended September 30, 2015, the Company recorded income tax expense of $8 million on pretax income of $42 million. For the same period in 2014, the Company recorded income tax expense of $10 million on pretax income of $49 million. For the three months ended September 30, 2015 and 2014, the Company's overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its interest in NRG Yield LLC and production tax credits generated from certain wind facilities.
Income Attributable to Noncontrolling Interests
For the three months ended September 30, 2015, the Company had income of $22 million attributable to NRG's interest in the Company and a loss of $5 million attributable to non-controlling interests with respect to its tax equity financing arrangements and the application of the HLBV method. For the three months ended September 30, 2014, the Company had income of $25 million attributable to NRG's interest in the Company.

Management’s Discussion of the Results of Operations for the Nine Months ended September 30, 2015, and 2014
Economic gross margin
The Company evaluates its operating performance using the measure of economic gross margin, which is not a GAAP measure and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.  Economic gross margin is defined as energy and capacity revenue less cost of fuels. Economic gross margin does not include mark-to-market gains or losses on economic hedging activities or contract amortization.

The following tables present the composition of economic gross margin for the nine months ended September 30, 2015, and 2014:

	Conventional	Renewables	Thermal	Total
(In millions)
Nine months ended September 30, 2015
Energy and capacity revenues	$251	$258	$136	$645
Cost of fuels	(2)	—	(55)	(57)
Economic gross margin	$249	$258	$81	$588

Nine months ended September 30, 2014
Energy and capacity revenues	$233	$126	$158	$517
Cost of fuels	(3)	—	(70)	(73)
Economic gross margin	$230	$126	$88	$444

Economic gross margin increased by $144 million during the nine months ended September 30, 2015, compared to the same period in 2014 due to:

(In millions)
Increase in Renewables gross margin due to the acquisition of the Alta Wind Portfolio in August 2014 and the Tapestry and Laredo Ridge projects, which were acquired by NRG in April 2014 and sold to the Company on January 2, 2015	$132
Increase in Conventional gross margin due to Walnut Creek, which was acquired by NRG in April 2014 and sold to the Company on January 2, 2015, partially offset by reduced revenues at El Segundo due to the forced outage in the first half of 2015, returning to service in April 2015	19
Decrease in Thermal gross margin due to milder weather conditions in the first nine months of 2015 compared to 2014	(7)
$144
Contract amortization
Contract amortization increased by $21 million during the nine months ended September 30, 2015, compared to the same period in 2014 due to the amortization of the PPAs acquired in the acquisitions of the Alta Wind Portfolio in August 2014 and the January 2015 Drop Down Assets.
Mark-to-market for economic hedging activities
Mark-to-market results for the nine months ended September 30, 2015, represent the unrealized gains on forward contracts with an NRG subsidiary hedging the sale of power from the Alta X and Alta XI wind facilities extending through the end of 2015, as further described in Note 7 — Accounting for Derivative Instruments and Hedging Activities.
Operations and Maintenance Expense

	Conventional	Renewables	Thermal	Total
(In millions)
Nine months ended September 30, 2015	$27	$42	$37	$106
Nine months ended September 30, 2014	22	18	33	73
Operations and maintenance expense increased by $33 million during the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to the acquisitions of the Alta Wind Portfolio in August 2014 and the January 2015 Drop Down Assets, as well as El Segundo's forced outage in the first half of 2015, returning to service in April 2015.

Other Costs of Operations
Other costs of operations increased by $21 million during the nine months ended September 30, 2015, compared to the same period in 2014, primarily due an increase in property taxes resulting from the acquisition of the Alta Wind Portfolio in August 2014 and the January 2015 Drop Down Assets.

Depreciation and Amortization
Depreciation and amortization increased by $51 million during the nine months ended September 30, 2015, compared to the same period in 2014, due primarily to the acquisition of the Alta Wind Portfolio in August 2014 and the January 2015 Drop Down Assets.

Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $3 million during the nine months ended September 30, 2015, compared to the same period in 2014, due primarily to the acquisition of Desert Sunlight on June 29, 2015, partially offset by losses from RPV Holdco.
Interest Expense
Interest expense increased by $67 million during the nine months ended September 30, 2015, compared to the same period in 2014, due to:

(In millions)
Increase due to the acquisition of the Alta Wind Portfolio in August 2014 and the acquisition of the January 2015 Assets	$52
Increase due to 2019 Convertible Notes issued in first quarter 2014, Senior Notes due 2024 issued in August 2014, and issuance of the 2020 Convertible Notes in the second quarter 2015	26
Decrease from repricing of project-level financing arrangements and principal repayments	(8)
Decrease from changes in the fair value of interest rate swaps	(3)
$67
Income Tax Expense
For the nine months ended September 30, 2015, the Company recorded $8 million income tax expense on pretax income of $67 million. For the same period in 2014, the Company recorded income tax expense of $15 million on pretax income of $122 million. For the nine months ended September 30, 2015 and 2014, the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its interest in NRG Yield LLC and production tax credits generated from certain wind facilities.
Income Attributable to Noncontrolling Interests
For the nine months ended September 30, 2015, the Company had income of $35 million attributable to NRG's interest in the Company and income of $2 million attributable to non-controlling interests with respect to its tax equity financing arrangements and the application of the HLBV method. For the nine months ended September 30, 2014, the Company had income of $58 million attributable to NRG's interest in the Company.
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
Liquidity Position
As of September 30, 2015, and December 31, 2014, the Company's liquidity was approximately $572 million and $863 million, respectively, comprised of cash, restricted cash, and availability under the Company's revolving credit facility. The decrease primarily relates to the acquisition of the January 2015 Drop Down Assets. The Company's various financing arrangements are described in Note 8, Long-term Debt.
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
On September 18, 2015, S&P reaffirmed its corporate credit ratings on NRG Yield, Inc. and the Senior Notes due 2024. The rating outlook is stable.

On October 6, 2015, Moody's lowered its corporate credit ratings on NRG Yield, Inc. and the Senior Notes due 2024 to Ba2 from Ba1. The rating outlook is stable.

The following table summarizes the credit ratings for NRG Yield, Inc., and the Senior Notes as of November 4, 2015:

	S&P	Moody's
NRG Yield, Inc.	BB+	Ba2
5.375% Senior Notes, due 2024	BB+	Ba2

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
Recapitalization
Effective May 14, 2015, NRG Yield, Inc. amended its certificate of incorporation to create two new classes of capital stock, Class C common stock and Class D common stock, and distributed shares of the Class C common stock and Class D common stock to holders of the NRG Yield, Inc.'s outstanding Class A common stock and Class B common stock, respectively, through a stock split.

The Class C common stock and Class D common stock have the same rights and privileges and rank equally, share ratably and are identical in all respects to the shares of Class A common stock and Class B common stock, respectively, as to all matters, except that each share of Class C common stock and Class D common stock is entitled to 1/100th of a vote on all stockholder matters.

In connection with the amendments described above, the ROFO Agreement was amended to make additional assets available to the Company should NRG choose to sell them, including (i) two natural gas facilities totaling 795 MW of net capacity that are expected to reach COD in 2017 and 2020, (ii) an equity interest in a wind portfolio that includes wind facilities totaling approximately 934 MW of net capacity, the majority of which was sold to the Company on November 3, 2015, and (iii) up to $250 million of equity interests in one or more residential or distributed solar generation portfolios developed by affiliates of NRG.
On June 29, 2015, NRG Yield, Inc. issued 28,198,000 shares of Class C common stock for net proceeds, after underwriting discounts and expenses, of $599 million, net of underwriting discounts and commissions of $21 million. The Company utilized the proceeds of the offering to acquire 28,198,000 additional Class C units of NRG Yield LLC and, as a result, it currently owns 53.3% of the economic interests of NRG Yield LLC, with NRG retaining 46.7% of the economic interests of NRG Yield LLC. Additionally, on June 29, 2015, the Company completed an offering of $287.5 million aggregate principal amount of 3.25% Convertible Notes due 2020.

Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Note 8, Long-term Debt; (ii) capital expenditures; (iii) acquisitions and investments; and (iv) cash dividends to investors.
Capital Expenditures
The Company's capital spending program is mainly focused on maintenance capital expenditures, or costs to maintain the assets currently operating, such as costs to replace or refurbish assets during routine maintenance. The Company develops annual capital spending plans based on projected requirements for maintenance capital. For the nine months ended September 30, 2015, and 2014, the Company used approximately $16 million and $28 million, respectively, to fund capital expenditures. The capital expenditures in the first nine months of 2015 relate to maintenance expenses in the amount of $7 million, as well as growth expenditures for the thermal projects in the amount of $9 million.

In January 2015, El Segundo experienced a steam turbine water intrusion resulting in a forced outage on Units 5 and 6.  The units returned to service in April 2015.  The Company completed a root cause analysis and has implemented steps to prevent a recurrence of the event. The Company reviewed the financial impact of repair costs and lost capacity revenue and expects to collect approximately $4 million of insurance proceeds in the fourth quarter of 2015.

Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by NRG in the future, as well as generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market, operating expertise and access to capital provides a competitive advantage, and to utilize such acquisitions as a means to grow its cash available for distribution.  The following acquisitions and investments have occurred to date in 2015:

•
On November 3, 2015, the Company acquired 75% of the Class B interests of NRG Wind TE Holdco, which owns a portfolio of 12 wind facilities totaling 814 net MW, from NRG for total cash consideration of $210 million, subject to working capital adjustments. The Company will be responsible for its pro-rata share of non-recourse project debt of $193 million and noncontrolling interest associated with a tax equity structure of $165 million (as of September 30, 2015).

•
On June 30, 2015, the Company sold an economic interest in the Alta X and Alta XI wind facilities through a tax equity financing arrangement and received $119 million in net proceeds. These proceeds, as well as proceeds obtained from the Company's equity and debt offerings completed in the second quarter of 2015, as discussed above, were utilized to repay all of the outstanding project indebtedness associated with the Alta X and Alta XI wind facilities.

•
On June 29, 2015, the Company acquired 25% of the membership interest in Desert Sunlight Investment Holdings, LLC, which owns two solar photovoltaic facilities totaling 550 MW, located in Desert Center, California, from EFS Desert Sun, LLC, a subsidiary of GE Energy Financial Services, for a purchase price of $285 million, utilizing a portion of the proceeds from the Class C common stock issuance. The Company's pro-rata share of non-recourse project level debt was $285 million as of September 30, 2015.

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

•
In May 2015, the Company and NRG formed a partnership that will invest in and hold operating portfolios of distributed solar assets developed by NRG Renew, a subsidiary of NRG. The partnership will allow NRG to periodically monetize its distributed solar investments and the Company to invest in a growing segment of the solar market. Under the terms of the partnership agreement, the Company will receive 95% of the economics until achieving a targeted return, expected to be achieved commensurate with the end of the customer contract period, after which NRG will receive 95% of the economics. The Company has initially committed to invest up to $100 million of cash contributions into the partnership over time. The partnership is expected to be fully invested over the next 15 months.

•
On April 30, 2015, the Company completed the acquisition of the University of Bridgeport Fuel Cell project in Bridgeport, Connecticut from FuelCell Energy, Inc. The project added an additional 1.4 MW of thermal capacity with a 12 year contract, with the option for a 7-year extension.

•
On April 9, 2015, NRG and the Company entered into a partnership that will invest in and hold operating portfolios of residential solar assets developed by NRG Home Solar, a subsidiary of NRG, including: (i) an existing, unlevered portfolio of over 2,200 leases across nine states representing approximately 17 MW with a weighted average remaining lease term of approximately 17 years, in which the Company invested $26 million in April 2015; and (ii) tax equity-financed portfolios of approximately 13,000 leases representing approximately 90 MW, with an average lease term for the existing and new leases of approximately 17 to 20 years, in which the Company invested $21 million of its $150 million commitment through September 30, 2015.

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

Cash Dividends to Investors
The Company intends to use the amount of cash that it receives from its distributions from NRG Yield LLC to pay quarterly dividends to the holders of its Class A common stock and Class C common stock. NRG Yield LLC intends to distribute to its unit holders in the form of a quarterly distribution all of the cash available for distribution that is generated each quarter, less reserves for the prudent conduct of the business, including among others, maintenance capital expenditures to maintain the operating capacity of the assets. Cash available for distribution is defined as earnings before income taxes, depreciation and amortization, excluding contract amortization, cash interest paid, income taxes paid, maintenance capital expenditures, investments in unconsolidated affiliates, growth capital expenditures, net of capital and debt funding, and principal amortization of indebtedness, and including cash distributions from unconsolidated affiliates. Dividends on the Class A common stock and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
As a result of the Recapitalization, the Company adjusted its dividend policy to reflect the additional number of shares of Class C common stock outstanding. The following table lists the dividends paid on the Company's Class A common stock and Class C common stock during the nine months ended September 30, 2015:

	Third Quarter 2015	Second Quarter 2015	First Quarter 2015
Dividends per Class A share	$0.21	$0.20	$0.39
Dividends per Class C share	$0.21	$0.20	N/A
On November 4, 2015, the Company announced the declaration of quarterly dividends on its Class A common stock and Class C common stock of $0.215 per share payable on December 15, 2015, to stockholders of record as of December 1, 2015.

Cash Flow Discussion
The following table reflects the changes in cash flows for the nine months ended September 30, 2015, compared to 2014:

Nine months ended September 30,	2015	2014	Change
	(In millions)
Net cash provided by operating activities	$269	$249	$20
Net cash used in investing activities	(896)	(1,108)	212
Net cash provided by financing activities	346	1,193	(847)
Net Cash Provided By Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Higher net distributions from unconsolidated affiliates	$8
Increase in operating income adjusted for non-cash items and changes in working capital	12
$20
Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Payments to acquire businesses, net of cash acquired (primarily the Alta acquisition in 2014)	$864
Higher payments made to acquire January 2015 Drop Down Assets on January 2, 2015, compared to the payments made on June 30, 2014, for the June 2014 Drop Down Assets	(153)
Decrease in capital expenditures due to several projects being placed in service in early 2014	12
Changes in restricted cash primarily due to cash transfers in connection with higher debt principal payments in 2015	(44)
Proceeds from renewable grants in 2014	(137)
Increase in net investments in unconsolidated affiliates in 2015, compared to 2014, primarily due to the investment in Desert Sunlight made on June 29, 2015	(318)
Other	(12)
$212
Net Cash Provided By Financing Activities

Changes in net cash provided by financing activities were driven by:	(In millions)
Contributions from non-controlling interests in 2015	$119
Payment of dividends and returns of capital to NRG, partially offset by contributions from NRG in the first nine months of 2014	43
Increase in dividends and distributions paid	(27)
Lower net proceeds from Class C equity offering on June 29, 2015, compared to the net proceeds from Class A equity offering on July 29, 2014	(31)
Increase in debt payments, as well as decrease in proceeds from long-term debt in the first nine months of 2015, compared to 2014	(964)
Decrease in debt issuance costs due to lower borrowings in the first nine months of 2015	13
$(847)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
As of September 30, 2015, the Company has a cumulative federal NOL carry forward balance of $269 million for financial statement purposes, which will begin expiring in 2033. As a result of the Company's tax position, and based on current forecasts, the Company does not anticipate significant income tax payments for federal, state and local jurisdictions in 2015.
The Company is subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state jurisdictions. The Company is not subject to U.S. federal or state income tax examinations for years prior to 2013.
As of September 30, 2015, the Company has net deferred tax assets of $136 million, which the Company believes are realizable primarily through the generation of future income before income taxes.  In order to be able to consider future earnings in the assessment of the realizability of deferred tax assets, generally accepted accounting principles indicate the Company should not have cumulative losses in the recent past.  Should the Company determine it cannot utilize estimates of future earnings in its assessment, it could be required to establish a valuation allowance for up to the full amount of its deferred tax asset.

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
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of September 30, 2015, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. GenConn Energy LLC and Desert Sunlight Investment Holdings LLC are both variable interest entities for which the Company is not the primary beneficiary.
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $857 million as of September 30, 2015. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company. See also Note 5, Variable Interest Entities, or VIEs.
Contractual Obligations and Commercial Commitments
The Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to our capital expenditure programs, as disclosed in the Company's 2014 Form 10-K. See also Note 8, Long-term Debt, for additional discussion of contractual obligations incurred during the nine months ended September 30, 2015.

Fair Value of Derivative Instruments
The Company may enter into fuel purchase contracts and other energy-related financial instruments to mitigate variability in earnings due to fluctuations in spot market prices and to hedge fuel requirements at certain generation facilities. In addition, in order to mitigate interest rate risk associated with the issuance of variable rate debt, the Company enters into interest rate swap agreements.
The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at September 30, 2015, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at September 30, 2015. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 6, Fair Value of Financial Instruments.

Derivative Activity Gains/(Losses)	(In millions)
Fair value of contracts as of December 31, 2014	$(115)
Contracts realized or otherwise settled during the period	50
Changes in fair value	(48)
Fair Value of Contracts as of September 30, 2015	$(113)

	Fair Value of Contracts as of September 30, 2015
	Maturity
Fair value hierarchy Gains/(Losses)	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 1	$(1)	$—	$—	$—	$(1)
Level 2	$(38)	$(48)	$(19)	$(7)	$(112)
Total	$(39)	$(48)	$(19)	$(7)	$(113)
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would cause no change to the net value of derivatives as of September 30, 2015.
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
If all of the above swaps had been discontinued on September 30, 2015, the Company would have owed the counterparties $116 million. Based on the investment grade rating of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of September 30, 2015, a 1% change in interest rates would result in an approximately $3 million change in market interest expense on a rolling twelve month basis.
As of September 30, 2015, the fair value of the Company's debt was $4,406 million and the carrying value was $4,509 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $372 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the third quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.
ITEM 6 — EXHIBITS

Number	Description	Method of Filing
2.1	Purchase and Sale Agreement, dated as of September 17, 2015, by and between NRG Energy Gas & Wind Holdings, Inc. and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 21, 2015.
31.1	Rule 13a-14(a)/15d-14(a) certification of David Crane.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32	Section 1350 Certification.	Filed herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG YIELD, INC. (Registrant)

/s/ DAVID CRANE
David Crane
Chief Executive Officer (Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS
Kirkland B. Andrews
Chief Financial Officer (Principal Financial Officer)

/s/ DAVID CALLEN
David Callen
Date: November 4, 2015	Chief Accounting Officer (Principal Accounting Officer)