Form 10-K
period 2015-12-31
NRG Yield, Inc.
filed 2016-02-29
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2015.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to .
Commission File Number: 001-36002
NRG Yield, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-1777204 (I.R.S. Employer Identification No.)

211 Carnegie Center, Princeton, New Jersey (Address of principal executive offices)	08540 (Zip Code)
(609) 524-4500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, Class A, par value $0.01	New York Stock Exchange
Common Stock, Class C, par value $0.01	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of the last business day of the most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $1,944,615,167 based on the closing sale prices of such shares as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2016
Common Stock, Class A, par value $0.01 per share	34,586,250
Common Stock, Class B, par value $0.01 per share	42,738,750
Common Stock, Class C, par value $0.01 per share	62,784,250
Common Stock, Class D, par value $0.01 per share	42,738,750

Documents Incorporated by Reference:
Portions of the Registrant's Definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

TABLE OF CONTENTS

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2019 Convertible Notes	$345 million aggregate principal amount of 3.50% Convertible Notes due 2019
2020 Convertible Notes	$287.5 million aggregate principal amount of 3.25% Convertible Notes due 2020
Alta Sellers	Terra-Gen Finance Company, LLC and certain of its affiliates
Alta TE Holdco	Alta Wind X-XI TE Holdco LLC
Alta Wind Portfolio	Seven wind facilities that total 947 MW located in Tehachapi, California and a portfolio of associated land leases
AOCL	Accumulated Other Comprehensive Loss
ARRA	American Recovery and Reinvestment Act of 2009
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
ASU	Accounting Standards Updates – updates to the ASC
Buffalo Bear	Buffalo Bear, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Buffalo Bear project
CAA	Clean Air Act
CAFD
Cash Available For Distribution, which the Company defines as net income before interest expense, income taxes, depreciation and amortization, plus cash distributions from unconsolidated affiliates, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness and changes in other assets.

CfD	Contract for Differences
CFTC	U.S. Commodity Future Trading Commission
CO2	Carbon Dioxide
COD	Commercial Operations Date
Code	Internal Revenue Code of 1986, as amended
Company	NRG Yield, Inc. together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
DGCL	Delaware General Corporation Law
DGPV Holdco 1	NRG DGPV Holdco 1 LLC
DGPV Holdco 2	NRG DGPV Holdco 2 LLC
Distributed Solar	Solar power projects, typically less than 20 MW in size, that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2012
Drop Down Assets	Collectively, the June 2014 Drop Down Assets, the January 2015 Drop Down Assets and the November 2015 Drop Down Assets
Economic gross margin	Energy and capacity revenue, less cost of fuels
El Segundo	NRG West Holdings LLC, the subsidiary of Natural Gas Repowering LLC, which owns the El Segundo Energy Center project
EME	Edison Mission Energy
EPC	Engineering, Procurement and Construction
ERCOT	Electric Reliability Council of Texas, the ISO and the regional reliability coordinator of the various electricity systems within Texas

EWG	Exempt Wholesale Generator
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCM	Forward Capacity Market
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
FPA	Federal Power Act
GenConn	GenConn Energy LLC
GHG	Greenhouse gases
HLBV	Hypothetical Liquidation at Book Value
IASB	International Accounting Standards Board
IPO	Initial Public Offering
IRS	Internal Revenue Service
ISO	Independent System Operator, also referred to as Regional Transmission Organization, or RTO
ISO-NE	ISO New England Inc.
ITC	Investment Tax Credit
January 2015 Drop Down Assets	The Laredo Ridge, Tapestry and Walnut Creek projects, which were acquired by Yield Operating LLC from NRG on January 2, 2015
June 2014 Drop Down Assets	The TA High Desert, Kansas South and El Segundo projects, which were acquired by Yield Operating LLC from NRG on June 30, 2014
Kansas South	NRG Solar Kansas South LLC, the operating subsidiary of NRG Solar Kansas South Holdings LLC, which owns the Kansas South project
Laredo Ridge	Laredo Ridge Wind, LLC, the operating subsidiary of Mission Wind Laredo, LLC, which owns the Laredo Ridge project
LIBOR	London Inter-Bank Offered Rate
Marsh Landing	NRG Marsh Landing LLC, formerly GenOn Marsh Landing LLC
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG Yield, Inc. net of collateral
NOLs	Net Operating Losses
November 2015 Drop Down Assets	75% of the Class B interests of NRG Wind TE Holdco, which owns a portfolio of 12 wind facilities totaling 814 net MW, which was acquired by Yield Operating LLC from NRG on November 3, 2015
NOx	Nitrogen Oxide
NPNS	Normal Purchases and Normal Sales
NRG	NRG Energy, Inc.
NRG Wind TE Holdco	NRG Wind TE Holdco LLC
NRG Yield, Inc.	NRG Yield, Inc., together with its consolidated subsidiaries, or the Company
NRG Yield LLC	The holding company through which the projects are owned by NRG, the holder of Class B and Class D units, and NRG Yield, Inc., the holder of the Class A and Class C units
NRG Yield Operating LLC	The holder of the project assets that belong to NRG Yield LLC
NSPS	New Source Performance Standards
OCI/OCL	Other comprehensive income/loss
OSHA	Occupational Safety and Health Administration
PG&E	Pacific Gas & Electric Company

Pinnacle	Pinnacle Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Pinnacle project
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PUCT	Public Utility Commission of Texas
PUHCA	Public Utility Holding Company Act of 2005
PURPA	Public Utility Regulatory Policies Act of 1978
QF	Qualifying Facility under PURPA
Recapitalization
The adoption of the Company's Second Amended and Restated Certificate of Incorporation which authorized two new classes of common stock, Class C common stock and Class D common stock, and distributed shares of such new classes of common stock to holders of the Company’s outstanding Class A common stock and Class B common stock, respectively, through a stock split on May 14, 2015

ROFO Agreement	Amended and Restated Right of First Offer Agreement between the Company and NRG
RPM	Reliability Pricing Model
RPS	Renewable Portfolio Standards
RPV Holdco	NRG RPV Holdco 1 LLC
RTO	Regional Transmission Organization
SCE	Southern California Edison
SEC	U.S. Securities and Exchange Commission
Senior Notes	NRG Yield Operating LLC's $500 million of 5.375% unsecured senior notes due 2024
SO2	Sulfur Dioxide
TA High Desert	TA-High Desert LLC, the operating subsidiary of NRG Solar Mayfair LLC, which owns the TA High Desert project
Taloga	Taloga Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Taloga project
Tapestry	Collection of the Pinnacle, Buffalo Bear and Taloga projects
Terra-Gen	Terra-Gen Operating Company, LLC
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

PART I
Item 1 — Business
General
NRG Yield, Inc., together with its consolidated subsidiaries, or the Company, is a dividend growth-oriented company formed to serve as the primary vehicle through which NRG owns, operates and acquires contracted renewable and conventional generation and thermal infrastructure assets. The Company believes it is well positioned to be a premier company for investors seeking stable and growing dividend income from a diversified portfolio of lower-risk, high-quality assets.
The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the U.S. The Company’s contracted renewable and conventional generation portfolio as of December 31, 2015 collectively represents 4,435 net MW. Each of these assets sells substantially all of its output pursuant to long-term offtake agreements with creditworthy counterparties. The average remaining contract duration of these offtake agreements was approximately 17 years as of December 31, 2015, based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,315 net MWt and electric generation capacity of 124 net MW. These thermal infrastructure assets provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
A complete listing of the Company's interests in facilities, operations and/or projects owned or leased as of December 31, 2015 can be found in Item 2 — Properties.

History

The Company was formed by NRG as a Delaware corporation on December 20, 2012. On July 22, 2013, the Company closed the initial public offering of 22,511,250 shares of its Class A common stock at an offering price of $22.00 per share. In connection with the offering, the Company’s shares of Class A common stock began trading on the New York Stock Exchange under the symbol “NYLD”. The net proceeds to the Company from the offering, after deducting underwriting discounts, were approximately $468 million, of which the Company used $395 million to purchase 19,011,250 NRG Yield LLC Class A units from NRG and $73 million to purchase 3,500,000 NRG Yield LLC Class A units directly from NRG Yield LLC. At the time of the offering, NRG owned 42,738,750 NRG Yield LLC Class B units.
On July 29, 2014, the Company issued 12,075,000 shares of Class A common stock for net proceeds, after underwriting discount and expenses, of $630 million. The Company utilized the proceeds of the offering to acquire 12,075,000 additional Class A units of NRG Yield LLC.
Effective May 14, 2015, the Company completed a stock split in connection with which each outstanding share of Class A common stock was split into one share of Class A common stock and one share of Class C common stock, and each outstanding share of Class B common stock was split into one share of Class B common stock and one share of Class D common stock. The stock split is referred to as the Recapitalization and all references to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retrospectively adjusted to reflect the Recapitalization. Following the Recapitalization, the Company's Class A common stock continued trading on the New York Stock Exchange under the new ticker symbol "NYLD.A" and the Class C common stock began trading under the ticker symbol "NYLD". In addition, on June 29, 2015, the Company completed the issuance of 28,198,000 shares of Class C common stock for net proceeds of $599 million and utilized the proceeds of the offering to acquire 28,198,000 Class C units of NRG Yield LLC.
NRG, through its holdings of Class B common stock and Class D common stock, has a 55.1% voting interest in the Company and receives distributions from NRG Yield LLC through its ownership of Class B units and Class D units. The holders of the Company's issued and outstanding shares of Class A common stock and Class C common stock are entitled to dividends as declared and have 44.9% of the voting power in the Company.
As of December 31, 2015, NRG owned 42,738,750 NRG Yield LLC Class B units and 42,738,750 NRG Yield LLC Class D units and the Company owned 34,586,250 NRG Yield LLC Class A units and 62,784,250 NRG Yield LLC Class C units. As of December 31, 2015, the Company and NRG have 53.3% and 46.7% economic interests in NRG Yield LLC, respectively. The Company is the sole managing member of NRG Yield LLC and operates and controls all of its business and affairs and consolidates the financial results of NRG Yield LLC and its subsidiaries. NRG Yield LLC is a holding company for the companies that directly and indirectly own and operate the Company's business. As a result of the current ownership of the Class B common stock and Class D common stock, NRG continues at the present time to control the Company, and the Company in turn, as the sole managing member of NRG Yield LLC, controls NRG Yield LLC and its subsidiaries.

The diagram below depicts the Company’s organizational structure as of December 31, 2015:

NRG Energy, Inc.
Public shareholders
Class B Common Stock and Class D Common Stock Aggregate 55.1% Voting Interest
NRG Yield, Inc.
Class A Common Stock and Class C Common Stock Aggregate 44.9% Voting Interest
Sole Managing Member Class A Units and Class C Units Aggregate 53.3% Economic Interest
Class B Units and Class D Units Aggregate 46.7% Economic Interest
NRG Yield LLC
NRG Yield Operating LLC
Project companies

Business Strategy
The Company's primary business strategy is to focus on the acquisition and ownership of assets with predictable, long-term cash flows in order that it may be able to increase the cash dividends of Class A and Class C common stock over time without compromising the ongoing stability of the business. The Company's plan for executing this strategy includes the following key components:
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
Growing the business through acquisitions of contracted operating assets. The Company believes that its base of operations and relationship with NRG provide a platform in the conventional and renewable power generation and thermal sectors for strategic growth through cash accretive and tax advantaged acquisitions complementary to its existing portfolio. In connection with its initial public offering, the Company entered into a Right of First Offer Agreement with NRG, which was amended and restated in connection with the Recapitalization, or as amended and restated, the ROFO Agreement. Under the ROFO Agreement, NRG has granted the Company and its affiliates a right of first offer on any proposed sale, transfer or other disposition of certain assets of NRG for a period of seven years from the completion of the Recapitalization. In addition to the assets described in the table below which reflects the remaining assets subject to sale, the ROFO Agreement also provides the Company with a right of first offer with respect to up to $250 million of equity in one or more residential or distributed solar generation portfolios developed by affiliates of NRG, together with the assets listed in the table below, the NRG ROFO Assets.

Asset	Fuel Type	Rated Capacity (MW)(a)	COD
CVSR(b)	Solar	128	2013
Ivanpah(c)	Solar	193	2013
Agua Caliente(d)	Solar	148	2014
Carlsbad	Conventional	527	2018
Puente/Mandalay	Conventional	262	2020
TE Wind Holdco(e):
Elkhorn Ridge	Wind	13	2009
San Juan Mesa	Wind	22	2005
Wildorado	Wind	40	2007
Crosswinds	Wind	5	2007
Forward	Wind	7	2008
Hardin	Wind	4	2007
Odin	Wind	5	2007
Sleeping Bear	Wind	24	2007
Spanish Fork	Wind	5	2008
Goat Wind	Wind	37	2008/2009
Lookout	Wind	9	2008
Elbow Creek	Wind	30	2008
Community	Wind	30	2011
Jeffers	Wind	50	2008
Minnesota Portfolio(f)	Wind	40	2003/2006

(a) Represents the maximum, or rated, electricity generating capacity of the facility in MW multiplied by NRG's percentage ownership interest in the facility as of December 31, 2015.
(b) Represents NRG’s remaining 51.05% ownership interest in CVSR.
(c) Represents 49.95% of NRG's 50.01% ownership interest in Ivanpah. Following a sale of this 49.95% interest, the remaining 50.05% of Ivanpah would be owned by NRG, Google Inc. and BrightSource Energy Inc.
(d) Represents NRG’s 51% ownership interest in Agua Caliente. The remaining 49% of Agua Caliente is owned by MidAmerican Energy Holdings Inc.
(e) Represents NRG's remaining 25% of the Class B interests of NRG Wind TE Holdco. NRG Yield, Inc. acquired 75% of the Class B interests in November 2015. A tax equity investor owns the Class A interests in NRG Wind TE Holdco.
(f) Includes Bingham Lake, Eastridge, and Westridge projects.
NRG is not obligated to sell the remaining NRG ROFO Assets to the Company and, if offered by NRG, the Company cannot be sure whether these assets will be offered on acceptable terms, or that the Company will choose to consummate such acquisitions. In addition, NRG may offer additional assets to the Company, as described in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company may also have opportunities to acquire other generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market and operating expertise provides it with a competitive advantage.

Primary Focus on North America. The Company intends to primarily focus its investments in North America (including the unincorporated territories of the U.S.). The Company believes that industry fundamentals in North America present it with significant opportunity to acquire renewable, natural gas-fired generation and thermal infrastructure assets, without creating significant exposure to currency and sovereign risk. By primarily focusing its efforts on North America, the Company believes it will best leverage its regional knowledge of power markets, industry relationships and skill sets to maximize the performance of the Company.
Maintain sound financial practices to grow the dividend. The Company intends to maintain a commitment to disciplined financial analysis and a balanced capital structure to enable it to increase its quarterly dividend over time and serve the long-term interests of its stockholders. The Company's financial practices include a risk and credit policy focused on transacting with credit-worthy counterparties; a financing policy, which focuses on seeking an optimal capital structure through various capital formation alternatives to minimize interest rate and refinancing risks, ensure stable long-term dividends and maximize value; and a dividend policy that is based on distributing a significant portion of CAFD each quarter that the Company receives from NRG Yield LLC, subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company intends to evaluate various alternatives for financing future acquisitions and refinancing of existing project-level debt, in each case, to reduce the cost of debt, extend maturities and maximize CAFD. The Company believes it has additional flexibility to seek alternative financing arrangements, including, but not limited to, debt financings at a holding company level.

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
The Company's thermal business has certain cost efficiencies that may form barriers to entry. Generally, there is only one district energy system in a given territory, for which the only competition comes from on-site systems. While the district energy system can usually make an effective case for the efficiency of its services, some building owners nonetheless may opt for on-site systems, either due to corporate policies regarding allocation of capital, unique situations where an on-site system might in fact prove more efficient, or because of previously committed capital in systems that are already on-site. Growth in existing district energy systems generally comes from new building construction or existing building conversions within the service territory of the district energy provider.
Competitive Strengths
Stable, high quality cash flows. The Company's facilities have a highly stable, predictable cash flow profile consisting of predominantly long-life electric generation assets that sell electricity under long-term fixed priced contracts or pursuant to regulated rates with investment grade and certain other credit-worthy counterparties. Additionally, the Company's facilities have minimal fuel risk. For the Company's five conventional assets, fuel is provided by the toll counterparty or the cost thereof is a pass-through cost under the CfD. Renewable facilities have no fuel costs, and most of the Company's thermal infrastructure assets have contractual or regulatory tariff mechanisms for fuel cost recovery. The offtake agreements for the Company's conventional and renewable generation facilities have a weighted-average remaining duration of approximately 17 years as of December 31, 2015, based on CAFD, providing long-term cash flow stability. The Company's generation offtake agreements with counterparties for whom credit ratings are available have a weighted-average Moody’s rating of A3 based on rated capacity under contract. All of the Company's assets are in the U.S. and accordingly have no currency or repatriation risks.
High quality, long-lived assets with low operating and capital requirements. The Company benefits from a portfolio of relatively newly-constructed assets, other than thermal infrastructure assets. The Company's assets are comprised of proven and reliable technologies, provided by leading original solar and wind equipment manufacturers such as General Electric, Siemens AG, SunPower Corporation, or SunPower, First Solar Inc., or First Solar, Vestas, Suzlon and Mitsubishi. Given the modern nature of the portfolio, which includes a substantial number of relatively low operating and maintenance cost solar and wind generation assets, the Company expects to achieve high fleet availability and expend modest maintenance-related capital expenditures. The Company estimates each of its solar and wind portfolios have weighted average remaining expected lives based on CAFD of approximately 20 years. Additionally, with the support of services provided by NRG, the Company expects to continue to implement the same rigorous preventative operating and management practices that NRG uses across its fleet of assets. In 2015, NRG achieved a 0.71 OSHA recordable rate, which is within the top quartile plant operating performance for its entire fleet, based on applicable OSHA standards.
Significant scale and diversity. The Company owns and operates a large and diverse portfolio of contracted electric generation and thermal infrastructure assets. As of December 31, 2015, the Company's 4,435 net MW contracted generation portfolio benefits from significant diversification in terms of technology, fuel type, counterparty and geography. The Company's thermal business consists of twelve operations, seven of which are district energy centers that provide steam and chilled water to approximately 695 customers, and five of which provide generation. The Company believes its scale and access to best practices across the fleet improves its business development opportunities through enhanced industry relationships, reputation and understanding of regional power market dynamics. Furthermore, the Company's diversification reduces its operating risk profile and reliance on any single market.

Relationship with NRG. The Company believes its relationship with NRG, including NRG’s expressed intention to maintain a controlling interest in the Company, provides significant benefits, including management and operational expertise, and future growth opportunities. The Company's executive officers have considerable experience in owning and operating, as well as developing, acquiring and integrating, generation and thermal infrastructure assets:
• NRG Management and Operational Expertise. The Company has access to the significant resources of NRG, the largest competitive power generator in the U.S., to support the operational, finance, legal, regulatory and environmental aspects, and growth strategy of its business. As such, the Company believes it avails itself of best-in-class resources, including management and operational expertise.
• NRG Asset Development and Acquisition Track Record. NRG's development and strategic teams are focused on the development and acquisition of renewable and conventional generation assets. They have successfully helped grow NRG's power generation portfolio from 24,365 net MWs at the end of 2009 to 49,324 net MWs as of December 31, 2015.
• NRG Financing Experience. The Company believes NRG has demonstrated a successful track record of sourcing attractive low-cost, long duration capital to fund project development and acquisitions. The Company expects to realize significant benefits from NRG’s financing and structuring expertise as well as its relationships with financial institutions and other lenders.
Environmentally well-positioned portfolio of assets. On a net capacity basis, the Company's portfolio of electric generation assets consists of 2,490 net MW of renewable generation capacity that are non-emitting sources of power generation. The Company's conventional assets consist of the dual fuel-fired GenConn assets as well as the Marsh Landing and Walnut Creek simple cycle natural gas-fired peaking generation facilities and the El Segundo combined cycle natural gas-fired peaking facility. The Company does not anticipate having to expend any significant capital expenditures in the foreseeable future to comply with current environmental regulations applicable to its generation assets. Taken as a whole, the Company believes its strategy will be a net beneficiary of current and potential environmental legislation and regulatory requirements that may serve as a catalyst for capacity retirements and improve market opportunities for environmentally well-positioned assets like the Company's assets once its current offtake agreements expire.
Thermal infrastructure business has high entry costs. Significant capital has been invested to construct the Company's thermal infrastructure assets, serving as a barrier to entry in the markets in which such assets operate. As of December 31, 2015, the Company's thermal gross property, plant, and equipment was approximately $452 million. The Company's thermal district energy centers are located in urban city areas, with the chilled water and steam delivery systems located underground. Constructing underground delivery systems in urban areas requires long lead times for permitting, rights of way and inspections and is costly. By contrast, the incremental cost to add new customers in existing markets is relatively low. Once thermal infrastructure is established, the Company believes it has the ability to retain customers over long periods of time and to compete effectively for additional business against stand-alone on-site heating and cooling generation facilities. Installation of stand-alone equipment can require significant modification to a building as well as significant space for equipment and funding for capital expenditures. The Company's system technologies often provide economies of scale in terms of fuel procurement, ability to switch between multiple types of fuel to generate thermal energy, and fuel conversion efficiency. The Company's top ten thermal customers, which make up approximately 7% of the Company's consolidated revenues for the year ended December 31, 2015, have had a relationship with the Company for an average of over 20 years.
Segment Review
The following table summarizes the Company's operating revenues, net income and assets by segment for the years ended December 31, 2015, 2014, and 2013, as discussed in Item 15 — Note 12, Segment Reporting, to the Consolidated Financial Statements. Refer to that footnote for additional information about the Company's segments. In addition, refer to Item 2 — Properties, for information about the facilities in each of the Company's segments. All amounts have been recast to include the effect of the acquisitions of the Drop Down Assets, which were accounted for as transfers of entities under common control. The accounting guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its consolidated financial statements to reflect the transfers as if they had taken place from the beginning of the financial statements period or from the date the entities were under common control (if later than the beginning of the financial statements period).

	Year ended December 31, 2015
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$336	$359	$174	$—	$869
Net income (loss)	156	(35)	22	(88)	55
Total assets	2,102	5,056	428	189	7,775

	Year ended December 31, 2014
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$317	$234	$195	$—	$746
Net income (loss)	141	(28)	31	(45)	99
Total assets	2,169	4,790	436	465	7,860

	Year ended December 31, 2013
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$138	$97	$152	$—	$387
Net income (loss)	87	31	20	(15)	123
Government Incentives
Government incentives can enhance the economics of the Company's generating assets and investments by providing, for example, loan guarantees, cash grants, favorable tax treatment, favorable depreciation rules, or other incentives.  Certain recent government approvals have enhanced federal incentives for renewable generation — including through the extension of the wind power Production Tax Credit and the extension of the solar Investment Tax Credit as further described in Regulatory Developments and could incentivize the development of additional renewable energy projects that would fit within the Company’s asset portfolio.  In addition, direct cash incentives may encourage additional renewable energy development by entities that cannot presently benefit from tax credits.

Regulatory Matters
As owners of power plants and participants in wholesale and thermal energy markets, certain of the Company's subsidiaries are subject to regulation by various federal and state government agencies. These agencies include FERC and the PUCT, as well as other public utility commissions in certain states where the Company's assets are located. Each of the Company's U.S. generating facilities qualifies as an EWG or QF. In addition, the Company is subject to the market rules, procedures and protocols of the various ISO and RTO markets in which it participates. Likewise, the Company must also comply with the mandatory reliability requirements imposed by NERC and the regional reliability entities in the regions where the Company operates. The Company's operations within the ERCOT footprint are not subject to rate regulation by FERC, as they are deemed to operate solely within the ERCOT market and not in interstate commerce. These operations are subject to regulation by PUCT.
CFTC
The CFTC, among other things, has regulatory oversight authority over the trading of swaps, futures and many commodities under the Commodity Exchange Act, or CEA. Since 2010, there have been a number of reforms to the regulation of the derivatives markets, both in the U.S. and internationally. These regulations, and any further changes thereto, or adoption of additional regulations, including any regulations relating to position limits on futures and other derivatives or margin for derivatives, could negatively impact the Company’s ability to hedge its portfolio in an efficient, cost-effective manner by, among other things, potentially decreasing liquidity in the forward commodity and derivatives markets or limiting the Company’s ability to utilize non-cash collateral for derivatives transactions.
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
Regulatory Developments
U.S. Supreme Court Agrees to Consider the Constitutionality of Maryland's Generator Contracting Programs — On October 19, 2015, the U.S. Supreme Court agreed to hear challenges to one of two cases involving the rights of states to enter into long-term contracts for power generation facilities. The case involves the right of the Maryland Public Service Commission to award long-term power purchase contracts to a generation developer to encourage the construction of new generation capacity in Maryland. The constitutionality of the long-term contracts was challenged in the U.S. District Court for the District of Maryland, which, in an October 24, 2013, decision, found that the contract violated the Supremacy Clause of the U.S. Constitution and was invalid. On June 30, 2014, the U.S. Court of Appeals for the Fourth Circuit affirmed the Maryland District Court's decision. A companion case alleging similar facts in New Jersey will be decided in accordance with the Supreme Court’s decision in the Maryland case. NRG filed a friend-of-the-court brief urging the Supreme Court to uphold the right of states to enter into long-term contracts, which play an important role in financing new generation resources. The Supreme Court heard oral argument on February 24, 2016, and the outcome of this litigation could have broad impacts on how states contract with new generation resources, as well as how such contracted resources interact with the wholesale markets.
Solar ITC and Wind PTC Extensions — In December 2015, the U.S. Congress enacted an extension of the 30% solar ITC so that projects that begin construction in 2016 through 2019 will continue to qualify for the 30% ITC.  Projects beginning construction in 2020 and 2021 will be eligible for the ITC at the rates of 26% and 22%, respectively.  The same legislation also extended the 10-year wind PTC for wind projects that begin construction in years 2016 through 2019.  Wind projects that begin construction in the years 2017, 2018 and 2019 are eligible for PTC at 80%, 60% and 40% of the statutory rate per kWh, respectively. The extension of the ITC and PTC could promote additional development of solar and wind energy resources.
Environmental Matters
The Company is subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of facilities. The Company is also subject to laws regarding the protection of wildlife, including migratory birds, eagles and threatened and endangered species. Environmental laws have become increasingly stringent and the Company expects this trend to continue.
In October 2015, the EPA promulgated a GHG emissions rule for existing fossil-fuel-fired electric generating units.  The rule is called the Clean Power Plan, or CPP. On February 9, 2016, the U.S. Supreme Court stayed the CPP. The CPP faces numerous legal challenges that likely will take several years to resolve. If the CPP is eventually upheld, it may take several more years for the impacts of this rule to be clear as states would be required to develop and put in place plans to implement the rule to achieve state-specific goals.
Customers
The Company sells its electricity and environmental attributes, including RECs, primarily to local utilities under long-term, fixed-price PPAs. During the year ended December 31, 2015, the Company derived approximately 43% of its consolidated revenue from Southern California Edison, or SCE, and approximately 17% of its consolidated revenue from Pacific Gas and Electric, or PG&E.

Employees
The Company does not employ any of the individuals who manage operations. The personnel that carry out these activities are employees of NRG, and their services are provided for the Company's benefit under the Management Services Agreement and project operations and maintenance agreements with NRG as described in Item 15 — Note 14, Related Party Transactions, to the Consolidated Financial Statements.
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

Item 1A — Risk Factors
Risks Related to the Company's Business
Certain facilities are newly constructed and may not perform as expected.
Certain of the Company's conventional and renewable assets are newly constructed. The ability of these facilities to meet the Company's performance expectations is subject to the risks inherent in newly constructed power generation facilities and the construction of such facilities, including, but not limited to, degradation of equipment in excess of the Company's expectations, system failures, and outages. The failure of these facilities to perform as the Company expects could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows and its ability to pay dividends to holders of the Company's common stock.
Pursuant to the Company's cash dividend policy, the Company intends to distribute all or substantially all of the CAFD through regular quarterly distributions and dividends, and the Company's ability to grow and make acquisitions through cash on hand could be limited.
The Company expects to distribute all or substantially all of the CAFD each quarter and to rely primarily upon external financing sources, including the issuance of debt and equity securities and, if applicable, borrowings under the Company's amended and restated revolving credit facility to fund acquisitions and growth capital expenditures. The Company may be precluded from pursuing otherwise attractive acquisitions if the projected short-term cash flow from the acquisition or investment is not adequate to service the capital raised to fund the acquisition or investment, after giving effect to the Company's available cash reserves. The Company's growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent the Company issues additional equity securities in connection with any acquisitions or growth capital expenditures, the payment of dividends on these additional equity securities may increase the risk that the Company will be unable to maintain or increase its per share dividend. The incurrence of bank borrowings or other debt by NRG Yield Operating LLC or by the Company's project-level subsidiaries to finance the Company’s growth strategy will result in increased interest expense and the imposition of additional or more restrictive covenants, which, in turn, may impact the cash distributions the Company receives to distribute to holders of the Company’s common stock.
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

The Company may not have sufficient availability under the Company’s credit facilities or have access to project-level financing on commercially reasonable terms when acquisition opportunities arise. An inability to obtain the required or desired financing could significantly limit the Company’s ability to consummate future acquisitions and effectuate the Company’s growth strategy. If financing is available, utilization of the Company’s credit facilities or project-level financing for all or a portion of the purchase price of an acquisition could significantly increase the Company’s interest expense, impose additional or more restrictive covenants and reduce CAFD. Similarly, the issuance of additional equity securities as consideration for acquisitions could cause significant stockholder dilution and reduce the Company’s per share CAFD if the acquisitions are not sufficiently accretive. The Company’s ability to consummate future acquisitions may also depend on the Company’s ability to obtain any required regulatory approvals for such acquisitions, including, but not limited to, approval by FERC under Section 203 of the FPA.

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
Even if the Company consummates acquisitions that it believes will be accretive to CAFD per share of Class A common stock and Class C common stock, those acquisitions may decrease the CAFD per share of Class A common stock and Class C common stock as a result of incorrect assumptions in the Company’s evaluation of such acquisitions, unforeseen consequences or other external events beyond the Company’s control.
The acquisition of existing generation assets involves the risk of overpaying for such projects (or not making acquisitions on an accretive basis) and failing to retain the customers of such projects. While the Company will perform due diligence on prospective acquisitions, the Company may not discover all potential risks, operational issues or other issues in such generation assets. Further, the integration and consolidation of acquisitions require substantial human, financial and other resources and, ultimately, the Company’s acquisitions may divert the Company’s management’s attention from its existing business concerns, disrupt its ongoing business or not be successfully integrated. Future acquisitions might not perform as expected or the returns from such acquisitions might not support the financing utilized to acquire them or maintain them. A failure to achieve the financial returns the Company expects when it acquires generation assets could have a material adverse effect on the Company’s ability to grow its business and make cash distributions to its Class A and Class C stockholders. Any failure of the Company’s acquired generation assets to be accretive or difficulty in integrating such acquisition into the Company’s business could have a material adverse effect on the Company’s ability to grow its business and make cash distributions to its Class A and Class C stockholders.
The Company’s indebtedness could adversely affect its ability to raise additional capital to fund the Company’s operations or pay dividends. It could also expose the Company to the risk of increased interest rates and limit the Company’s ability to react to changes in the economy or the Company’s industry as well as impact the Company’s CAFD.
As of December 31, 2015, the Company had approximately $4,863 million of total consolidated indebtedness, $3,461 million of which was incurred by the Company's non-guarantor subsidiaries. In addition, the Company’s share of its unconsolidated affiliates’ total indebtedness and letters of credit outstanding as of December 31, 2015, totaled approximately $842 million and $83 million, respectively (calculated as the Company’s unconsolidated affiliates’ total indebtedness as of such date multiplied by the Company’s percentage membership interest in such assets).
The Company’s substantial debt could have important negative consequences on the Company’s financial condition, including:

•	increasing the Company’s vulnerability to general economic and industry conditions;

•
requiring a substantial portion of the Company’s cash flow from operations to be dedicated to the payment of principal and interest on the Company’s indebtedness, therefore reducing the Company’s ability to pay dividends to holders of the Company’s capital stock (including the Class A and Class C common stock) or to use the Company’s cash flow to fund its operations, capital expenditures and future business opportunities;

•	limiting the Company’s ability to enter into long-term power sales or fuel purchases which require credit support;

•	limiting the Company’s ability to fund operations or future acquisitions;

•
restricting the Company’s ability to make certain distributions with respect to the Company’s capital stock (including the Class A and Class C common stock) and the ability of the Company’s subsidiaries to make certain distributions to it, in light of restricted payment and other financial covenants in the Company’s credit facilities and other financing agreements;

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
Certain of the Company's long-term bilateral contracts result from state-mandated procurements and could be declared invalid by a court of competent jurisdiction.
A significant portion of the Company's revenues are derived from long-term bilateral contracts with utilities that are regulated by their respective states, and have been entered into pursuant to certain state programs. Certain long-term contracts that other companies have with state-regulated utilities have been challenged in federal court and have been declared unconstitutional on the grounds that the rate for energy and capacity established by the contracts impermissibly conflicts with the rate for energy and capacity established by FERC pursuant to the FPA. To date, federal district courts in New Jersey and Maryland have struck down contracts on similar grounds, and the U.S. Courts of Appeals for the Third and Fourth Circuits, respectively, have affirmed the lower court decisions. On October 19, 2015, the U.S. Supreme Court granted certiorari in the Fourth Circuit case, and the Court heard oral argument on February 24, 2016. The outcome of this litigation could affect future capacity prices in PJM, as well as the legal status of the Company's bilateral contracts with state-regulated utilities. If certain of the Company's state-mandated agreements with utilities are held to be invalid, the Company may be unable to replace such contracts, which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
The generation of electric energy from solar and wind energy sources depends heavily on suitable meteorological conditions.
If solar or wind conditions are unfavorable, the Company's electricity generation and revenue from renewable generation facilities may be substantially below the Company's expectations. The electricity produced and revenues generated by a solar electric or wind energy generation facility is highly dependent on suitable solar or wind conditions, as applicable, and associated weather conditions, which are beyond the Company's control. Furthermore, components of the Company's systems, such as solar panels and inverters, could be damaged by severe weather, such as hailstorms or tornadoes. In addition, replacement and spare parts for key components may be difficult or costly to acquire or may be unavailable. Unfavorable weather and atmospheric conditions could impair the effectiveness of the Company's assets or reduce their output beneath their rated capacity or require shutdown of key equipment, impeding operation of the Company's renewable assets. In addition, climate change may have the long-term effect of changing wind patterns at our projects. Changing wind patterns could cause changes in expected electricity generation. These events could also degrade equipment or components and the interconnection and transmission facilities’ lives or maintenance costs.
Although the Company bases its investment decisions with respect to each renewable generation facility on the findings of related wind and solar studies conducted on-site prior to construction or based on historical conditions at existing facilities, actual climatic conditions at a facility site, particularly wind conditions, may not conform to the findings of these studies and may be affected by variations in weather patterns, including any potential impact of climate change. Therefore, the Company's solar and wind energy facilities may not meet anticipated production levels or the rated capacity of the Company's generation assets, which could adversely affect the business, financial condition and results of operations and cash flows.
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
If the Company makes any major modifications to its conventional power generation facilities, it may be required to install the best available control technology or to achieve the lowest achievable emission rates as such terms are defined under the new source review provisions of the CAA in the future. Any such modifications could likely result in substantial additional capital expenditures. The Company may also choose to repower, refurbish or upgrade its facilities based on its assessment that such activity will provide adequate financial returns. Such facilities require time for development and capital expenditures before commencement of commercial operations, and key assumptions underpinning a decision to make such an investment may prove incorrect, including assumptions regarding construction costs, timing, available financing and future fuel and power prices. These events could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
Counterparties to the Company's offtake agreements may not fulfill their obligations and, as the contracts expire, the Company may not be able to replace them with agreements on similar terms in light of increasing competition in the markets in which the Company operates.
A significant portion of the electric power the Company generates is sold under long-term offtake agreements with public utilities or industrial or commercial end-users, with a weighted average remaining duration of approximately 14 years (based on net capacity under contract). As of December 31, 2015, the largest customers of the Company's power generation assets, including assets in which the Company has less than a 100% membership interest, were SCE and PG&E, which represented 46% and 23%, respectively, of the net electric generation capacity of the Company's facilities.
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

Certain of the Company's assets have previously or currently operate, wholly or partially, without long-term power sale agreements.
Certain of the Company's assets have previously or currently operate, wholly or partially, without long-term power sale agreements. The generation capacity of the Company’s Paxton thermal generation asset has been sold through May 2019 in the annual Base Residual Auction, or BRA, under the PJM-administered RPM. Capacity revenue beginning in June 2019 is not yet determined. This facility does not have an offtake agreement for energy sales and sells energy through NRG Power Marketing LLC, an NRG affiliate, into the bid-based auction market for energy administered by PJM based on economic dispatch of its unit. If the Company is unable to sell available capacity from the Paxton facility beginning in June 2019 through the BRA or one of the other RPM capacity auctions or is unable to enter into a offtake agreement or otherwise sell unallocated or unsold capacity at favorable terms, there may be a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
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
The Company has limited control over the operation of GenConn, Avenal, CVSR and Desert Sunlight because the Company beneficially owns 50%, 50%, 48.95% and 25%, respectively, of the membership interests in such assets. The Company may seek to acquire additional assets in which it owns less than a majority of the related membership interests in the future. In these investments, the Company will seek to exert a degree of influence with respect to the management and operation of assets in which it owns less than a majority of the membership interests by negotiating to obtain positions on management committees or to receive certain limited governance rights, such as rights to veto significant actions. However, the Company may not always succeed in such negotiations. The Company may be dependent on its co-venturers to operate such assets. The Company's co-venturers may not have the level of experience, technical expertise, human resources management and other attributes necessary to operate these assets optimally. In addition, conflicts of interest may arise in the future between the Company and its stockholders, on the one hand, and the Company's co-venturers, on the other hand, where the Company's co-venturers' business interests are inconsistent with the interests of the Company and its stockholders. Further, disagreements or disputes between the Company and its co-venturers could result in litigation, which could increase expenses and potentially limit the time and effort the Company's officers and directors are able to devote to the business.
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
Furthermore, certain of the Company's facilities are operated by third-party operators, such as First Solar. To the extent that third-party operators do not fulfill their obligations to manage operations of the facilities or are not effective in doing so, the amount of CAFD may be adversely affected.
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
The Company does not own all of the land on which its power generation or thermal assets are located and the Company is, therefore, subject to the possibility of less desirable terms and increased costs to retain necessary land use if it does not have valid leases or rights-of-way or if such rights-of-way lapse or terminate. Although the Company has obtained rights to construct and operate these assets pursuant to related lease arrangements, the rights to conduct those activities are subject to certain exceptions, including the term of the lease arrangement. The Company is also at risk of condemnation on land it owns. The loss of these rights, through the Company's inability to renew right-of-way contracts, condemnation or otherwise, may adversely affect the Company's ability to operate its generation and thermal infrastructure assets.
The Company’s use and enjoyment of real property rights for its projects may be adversely affected by the rights of lienholders and leaseholders that are superior to those of the grantors of those real property rights to the Company.

Solar and wind projects generally are, and are likely to be, located on land occupied by the project pursuant to long-term easements and leases. The ownership interests in the land subject to these easements and leases may be subject to mortgages securing loans or other liens (such as tax liens) and other easement and lease rights of third parties (such as leases of oil or mineral rights) that were created prior to the project’s easements and leases. As a result, the project’s rights under these easements or leases may be subject, and subordinate, to the rights of those third parties. The Company performs title searches and obtains title insurance to protect itself against these risks. Such measures may, however, be inadequate to protect the Company against all risk of loss of its rights to use the land on which the wind projects are located, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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
Substantially all of the Company's generation assets are also subject to the reliability standards promulgated by the designated Electric Reliability Organization (currently the North American Electric Reliability Corporation, or NERC) and approved by FERC. If the Company fails to comply with the mandatory reliability standards, it could be subject to sanctions, including substantial monetary penalties and increased compliance obligations. The Company will also be affected by legislative and regulatory changes, as well as changes to market design, market rules, tariffs, cost allocations, and bidding rules that occur in the existing regional markets operated by RTOs or ISOs, such as PJM. The RTOs/ISOs that oversee most of the wholesale power markets impose, and in the future may continue to impose, mitigation, including price limitations, offer caps, non-performance penalties and other mechanisms to address some of the volatility and the potential exercise of market power in these markets. These types of price limitations and other regulatory mechanisms may have a material adverse effect on the profitability of the Company's generation facilities acquired in the future that sell energy, capacity and ancillary products into the wholesale power markets. The regulatory environment for electric generation has undergone significant changes in the last several years due to state and federal policies affecting wholesale competition and the creation of incentives for the addition of large amounts of new renewable generation and, in some cases, transmission assets. These changes are ongoing and the Company cannot predict the future design of the wholesale power markets or the ultimate effect that the changing regulatory environment will have on the

Company's business. In addition, in some of these markets, interested parties have proposed to re-regulate the markets or require divestiture of electric generation assets by asset owners or operators to reduce their market share. Other proposals to re-regulate may be made and legislative or other attention to the electric power market restructuring process may delay or reverse the deregulation process. If competitive restructuring of the electric power markets is reversed, discontinued, or delayed, the Company's business prospects and financial results could be negatively impacted.
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
The operation of the Company’s businesses is subject to cyber-based security and integrity risk.
Numerous functions affecting the efficient operation of the Company’s businesses are dependent on the secure and reliable storage, processing and communication of electronic data and the use of sophisticated computer hardware and software systems. The operation of the Company's generating assets are reliant on cyber-based technologies and, therefore, subject to the risk that such systems could be the target of disruptive actions, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, or otherwise be compromised by unintentional events. As a result, operations could be interrupted, property could be damaged and sensitive customer information could be lost or stolen, causing the Company to incur significant losses of revenues, other substantial liabilities and damages, costs to replace or repair damaged equipment and damage to the Company's reputation. In addition, the Company may experience increased capital and operating costs to implement increased security for its cyber systems and generating assets.
Government regulations providing incentives for renewable generation could change at any time and such changes may negatively impact the Company's growth strategy.
The Company's growth strategy depends in part on government policies that support renewable generation and enhance the economic viability of owning renewable electric generation assets. Renewable generation assets currently benefit from various federal, state and local governmental incentives such as ITCs, cash grants in lieu of ITCs, loan guarantees, RPS, programs, modified accelerated cost-recovery system of depreciation and bonus depreciation. In December 2015, the U.S. Congress enacted an extension of the 30% solar ITC so that projects that begin construction in 2016 through 2019 will continue to qualify for the 30% ITC.  Projects beginning construction in 2020 and 2021 will be eligible for the ITC at the rates of 26% and 22%, respectively.  The same legislation also extended the 10-year wind PTC for wind projects that begin construction in years 2016 through 2019.  Wind projects that begin construction in the years 2017, 2018 and 2019 are eligible for PTC at 80%, 60% and 40% of the statutory rate per kWh, respectively.
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
Risks Related to the Company's Relationship with NRG
NRG is the Company's controlling stockholder and exercises substantial influence over the Company. The Company is highly dependent on NRG.
NRG owns all of the Company's outstanding Class B and Class D common stock. The Company's outstanding Class B and Class D common stock is entitled to one vote per share and 1/100th of a vote per share, respectively. As a result of its ownership of the Class B and Class D common stock, NRG owns 55.1% of the combined voting power of the Company's common stock as of December 31, 2015. NRG has also expressed its intention to maintain a controlling interest in the Company. As a result of this ownership, NRG has a substantial influence on the Company's affairs and its voting power will constitute a large percentage of any quorum of the Company's stockholders voting on any matter requiring the approval of the Company's stockholders. Such matters include the election of directors, the adoption of amendments to the Company's second amended and restated certificate of incorporation and bylaws and approval of mergers or sale of all or substantially all of its assets. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company or discouraging others from making tender offers for the Company's shares. In addition, NRG has the right to appoint all of the Company's directors. NRG may cause corporate actions to be taken even if their interests conflict with the interests of the Company's other stockholders (including holders of the Company's Class A and Class C common stock).
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
The Company also depends upon NRG for the provision of management, administration and certain other services at all of the Company's facilities and contracts with NRG, or its subsidiaries, to procure fuel and sell power for certain of its operating facilities. Any failure by NRG to perform its requirements under these arrangements or the failure by the Company to identify and contract with replacement service providers, if required, could adversely affect the operation of the Company's facilities and have a material adverse effect on the business, financial condition, results of operations and cash flows.
The Company may not be able to consummate future acquisitions from NRG.
The Company's ability to grow through acquisitions depends, in part, on NRG's ability to identify and present the Company with acquisition opportunities. NRG established the Company to hold and acquire a diversified suite of power generating assets in the U.S. and its territories. Although NRG has agreed to grant the Company a right of first offer with respect to certain power generation assets that NRG may elect to sell in the future, NRG is under no obligation to sell any such power generation assets or to accept any related offer from the Company. Furthermore, NRG has no obligation to source acquisition opportunities specifically for the Company. In addition, NRG has not agreed to commit any minimum level of dedicated resources for the pursuit of renewable power-related acquisitions. There are a number of factors which could materially and adversely impact the extent to which suitable acquisition opportunities are made available from NRG, including:

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
The Company depends on the diligence, skill and business contacts of NRG's professionals and the information and opportunities they generate during the normal course of their activities. Furthermore, approximately 27% of NRG's employees at the Company's generation plants are covered by collective bargaining agreements as of December 31, 2015. The Company's future success will depend on the continued service of these individuals, who are not obligated to remain employed with NRG, or otherwise successfully renegotiate their collective bargaining agreements when such agreements expire or otherwise terminate. NRG has experienced departures of key professionals and personnel in the past and may do so in the future, and the Company cannot predict the impact that any such departures will have on its ability to achieve its objectives. The Management Services Agreement does not require NRG to maintain the employment of any of its professionals or to cause any particular professional to provide services to the Company or on its behalf. The departure of a significant number of NRG's professionals or a material portion of the NRG employees who work at any of the Company's facilities for any reason, or the failure to appoint qualified or effective successors in the event of such departures, could have a material adverse effect on the Company's ability to achieve its objectives. The Management Services Agreement does not require NRG to maintain the employment of any of its professionals or to cause any particular professional to provide services to the Company or on its behalf.
The Company's organizational and ownership structure may create significant conflicts of interest that may be resolved in a manner that is not in the best interests of the Company or the best interests of holders of its Class A and Class C common stock and that may have a material adverse effect on the business, financial condition, results of operations and cash flows.
The Company's organizational and ownership structure involves a number of relationships that may give rise to certain conflicts of interest between the Company and holders of its Class A and Class C common stock, on the one hand, and NRG, on the other hand. Pursuant to the Management Services Agreement with NRG, each of the Company's executive officers are a shared NRG executive and devote his or her time to both the Company and NRG as needed to conduct the respective businesses. Although the Company's directors and executive officers owe fiduciary duties to the Company's stockholders, these shared NRG executives have fiduciary and other duties to NRG, which duties may be inconsistent with the Company's best interests and holders of the Company's Class A and Class C common stock. In addition, NRG and its representatives, agents and affiliates have access to the Company's confidential information. Although some of these persons are subject to confidentiality obligations pursuant to confidentiality agreements or implied duties of confidence, the Management Services Agreement does not contain general confidentiality provisions.
Additionally, all of the Company's executive officers continue to have economic interests in NRG and, accordingly, the benefit to NRG from a transaction between the Company and NRG will proportionately inure to their benefit as holders of economic interests in NRG. NRG is a related party under the applicable securities laws governing related party transactions and may have interests which differ from the Company's interests or those of holders of the Class A and Class C common stock, including with respect to the types of acquisitions made, the timing and amount of dividends by the Company, the reinvestment of returns generated by the Company's operations, the use of leverage when making acquisitions and the appointment of outside advisors and service providers. Any material transaction between the Company and NRG will be subject to the Company's related party transaction policy, which will require prior approval of such transaction by the Company's corporate committees. Those of the Company's executive officers who have economic interests in NRG may be conflicted when advising the Company's corporate committees or otherwise participating in the negotiation or approval of such transactions. These executive officers have significant project- and industry-specific expertise that could prove beneficial to the Company's decision-making process and the absence of such strategic guidance could have a material adverse effect on the corporate committees' ability to evaluate any such transaction. Furthermore, the creation of corporate committees and the Company's related party transaction approval policy may not insulate the Company from derivative claims related to related party transactions and the conflicts of interest described in this risk factor. Regardless of the merits of such claims, the Company may be required to expend significant management time and financial resources in the defense thereof. Additionally, to the extent the Company fails to appropriately deal with any such conflicts, it could negatively impact the Company's reputation and ability to raise additional funds and the willingness of counterparties to do business with the Company, all of which could have a material adverse effect on the business, financial condition, results of operations and cash flows.

The Company may be unable or unwilling to terminate the Management Services Agreement.
The Management Services Agreement provides that the Company may terminate the agreement upon 30 days prior written notice to NRG upon the occurrence of any of the following: (i) NRG defaults in the performance or observance of any material term, condition or covenant contained therein in a manner that results in material harm to the Company and the default continues unremedied for a period of 30 days after written notice thereof is given to NRG; (ii) NRG engages in any act of fraud, misappropriation of funds or embezzlement that results in material harm to the Company; (iii) NRG is grossly negligent in the performance of its duties under the agreement and such negligence results in material harm to the Company; or (iv) upon the happening of certain events relating to the bankruptcy or insolvency of NRG. Furthermore, if the Company requests an amendment to the scope of services provided by NRG under the Management Services Agreement and is not able to agree with NRG as to a change to the service fee resulting from a change in the scope of services within 180 days of the request, the Company will be able to terminate the agreement upon 30 days prior notice to NRG. The Company will not be able to terminate the agreement for any other reason, including if NRG experiences a change of control, and the agreement continues in perpetuity, until terminated in accordance with its terms. If NRG's performance does not meet the expectations of investors, and the Company is unable to terminate the Management Services Agreement, the market price of the Class A and Class C common stock could suffer.
If NRG terminates the Management Services Agreement or defaults in the performance of its obligations under the agreement the Company may be unable to contract with a substitute service provider on similar terms, or at all.
The Company relies on NRG to provide it with management services under the Management Services Agreement and does not have executive or senior management personnel independent from NRG. The Management Services Agreement provides that NRG may terminate the agreement upon 180 days prior written notice of termination to the Company if it defaults in the performance or observance of any material term, condition or covenant contained in the agreement in a manner that results in material harm and the default continues unremedied for a period of 30 days after written notice of the breach is given. If NRG terminates the Management Services Agreement or defaults in the performance of its obligations under the agreement, the Company may be unable to contract with a substitute service provider on similar terms or at all, and the costs of substituting service providers may be substantial. In addition, in light of NRG's familiarity with the Company's assets, a substitute service provider may not be able to provide the same level of service due to lack of pre-existing synergies. If the Company cannot locate a service provider that is able to provide substantially similar services as NRG does under the Management Services Agreement on similar terms, it would likely have a material adverse effect on the business, financial condition, results of operation and cash flows.
The liability of NRG is limited under the Company's arrangements with it and the Company has agreed to indemnify NRG against claims that it may face in connection with such arrangements, which may lead it to assume greater risks when making decisions relating to the Company than it otherwise would if acting solely for its own account.
Under the Management Services Agreement, NRG does not assume any responsibility other than to provide or arrange for the provision of the services described in the Management Services Agreement in good faith. In addition, under the Management Services Agreement, the liability of NRG and its affiliates is limited to the fullest extent permitted by law to conduct involving bad faith, fraud, willful misconduct or gross negligence or, in the case of a criminal matter, action that was known to have been unlawful. In addition, the Company has agreed to indemnify NRG to the fullest extent permitted by law from and against any claims, liabilities, losses, damages, costs or expenses incurred by an indemnified person or threatened in connection with the Company's operations, investments and activities or in respect of or arising from the Management Services Agreement or the services provided by NRG, except to the extent that the claims, liabilities, losses, damages, costs or expenses are determined to have resulted from the conduct in respect of which such persons have liability as described above. These protections may result in NRG tolerating greater risks when making decisions than otherwise would be the case, including when determining whether to use leverage in connection with acquisitions. The indemnification arrangements to which NRG is a party may also give rise to legal claims for indemnification that are adverse to the Company and holders of its common stock.
Certain of the Company’s PPAs and project-level financing arrangements include provisions that would permit the counterparty to terminate the contract or accelerate maturity in the event NRG ceases to control or own, directly or indirectly, a majority of the Company.

Certain of the Company’s PPAs and project-level financing arrangements contain change in control provisions that provide the counterparty with a termination right or the ability to accelerate maturity in the event of a change of control of the Company without the counterparty's consent. These provisions are triggered in the event NRG ceases to own, directly or indirectly, capital stock representing more than 50% of the voting power of all of the Company’s capital stock outstanding on such date, or, in some cases, if NRG ceases to be the majority owner, directly or indirectly, of the applicable project subsidiary. As a result, if NRG ceases to control, or in some cases, own a majority of the Company, the counterparties could terminate such contracts or accelerate the maturity of such financing arrangements. The termination of any of the Company’s PPAs or the acceleration of the maturity of any of the Company’s project-level financing could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The Company is a "controlled company," controlled by NRG, whose interest in the Company's business may be different from other holders of the Company's common stock.
              As of December 31, 2015, NRG controls 55.1% of the Company's combined voting power and is able to elect all of the Company's board of directors. As a result, the Company is considered a "controlled company" for the purposes of the NYSE listing requirements. As a "controlled company," the Company is permitted to, and the Company may, opt out of the NYSE listing requirements that would require (i) a majority of the members of the Company's board of directors to be independent, (ii) that the Company establish a compensation committee and a nominating and governance committee, each comprised entirely of independent directors, or (iii) that the compensation of the Company's executive officers and nominees for directors are determined or recommended to the Company's board of directors by the independent members of the Company's board of directors. The NYSE listing requirements are intended to ensure that directors who meet the independence standards are free of any conflicting interest that could influence their actions as directors. It is also possible that the interests of NRG may in some circumstances conflict with the Company's interests and the interests of the holders of the Company's Class A and Class C common stock.
Risks Inherent in an Investment in the Company
The Company may not be able to continue paying comparable or growing cash dividends to holders of its common stock in the future.
              The amount of CAFD principally depends upon the amount of cash the Company generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the level and timing of capital expenditures the Company makes;

•	the level of operating and general and administrative expenses, including reimbursements to NRG for services provided to the Company in accordance with the Management Services Agreement;

•	variations in revenues generated by the business, due to seasonality or otherwise;

•	debt service requirements and other liabilities;

•	fluctuations in working capital needs;

•	the Company's ability to borrow funds and access capital markets;

•	restrictions contained in the Company's debt agreements (including project-level financing and, if applicable, corporate debt); and

•	other business risks affecting cash levels.
              As a result of all these factors, the Company cannot guarantee that it will have sufficient cash generated from operations to pay a specific level of cash dividends to holders of its common stock. Furthermore, holders of the Company's common stock should be aware that the amount of CAFD depends primarily on cash flow, and is not solely a function of profitability, which is affected by non-cash items.
    The Company may incur other expenses or liabilities during a period that could significantly reduce or eliminate its CAFD and, in turn, impair its ability to pay dividends to holders of the Company's common stock during the period. Because the Company is a holding company, its ability to pay dividends on the Company's common stock is limited by restrictions on its ability to pay dividends and the ability of the Company's subsidiaries to make distributions to the Company, including restrictions under the terms of the agreements governing the Company's corporate debt and project-level financing. The project-level financing agreements generally prohibit distributions from the project entities prior to COD and thereafter prohibit distributions to the Company unless certain specific conditions are met, including the satisfaction of financial ratios. The Company's amended and restated revolving credit facility also restricts the Company's ability to declare and pay dividends if an event of default has occurred and is continuing or if the payment of the dividend would result in an event of default.

              NRG Yield LLC's CAFD will likely fluctuate from quarter to quarter, in some cases significantly, due to seasonality. As a result, the Company may cause NRG Yield LLC to reduce the amount of cash it distributes to its members in a particular quarter to establish reserves to fund distributions to its members in future periods for which the cash distributions the Company would otherwise receive from NRG Yield LLC would otherwise be insufficient to fund its quarterly dividend. If the Company fails to cause NRG Yield LLC to establish sufficient reserves, the Company may not be able to maintain its quarterly dividend with respect to a quarter adversely affected by seasonality.
              Finally, dividends to holders of the Company's common stock will be paid at the discretion of the Company's board of directors. The Company's board of directors may decrease the level, or entirely discontinue payment, of dividends.
The Company is a holding company and its only material asset is its interest in NRG Yield LLC, and the Company is accordingly dependent upon distributions from NRG Yield LLC and its subsidiaries to pay dividends and taxes and other expenses.
              The Company is a holding company and has no material assets other than its ownership of membership interests in NRG Yield LLC, a holding company that has no material assets other than its interest in NRG Yield Operating LLC, whose sole material assets are the project companies. None of the Company, NRG Yield LLC or NRG Yield Operating LLC has any independent means of generating revenue. The Company intends to continue to cause NRG Yield Operating LLC's subsidiaries to make distributions to NRG Yield Operating LLC and, in turn, make distributions to NRG Yield LLC, and, in turn, to make distributions to the Company in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by the Company. To the extent that the Company needs funds for a quarterly cash dividend to holders of the Company's Class A and Class C common stock or otherwise, and NRG Yield Operating LLC or NRG Yield LLC is restricted from making such distributions under applicable law or regulation or is otherwise unable to provide such funds (including as a result of NRG Yield Operating LLC's operating subsidiaries being unable to make distributions), it could materially adversely affect the Company's liquidity and financial condition and limit the Company's ability to pay dividends to holders of the Company's Class A and Class C common stock.
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
Market interest rates may have an effect on the value of the Company's Class A and Class C common stock.
              One of the factors that influences the price of shares of the Company's Class A and Class C common stock is the effective dividend yield of such shares (i.e., the yield as a percentage of the then market price of the Company's shares) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead investors of shares of the Company's Class A and Class C common stock to expect a higher dividend yield and the Company's inability to increase its dividend as a result of an increase in borrowing costs, insufficient CAFD or otherwise, could result in selling pressure on, and a decrease in the market prices of the Company's Class A and Class C common stock as investors seek alternative investments with higher yield.
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

Market volatility may affect the price of the Company's Class A and Class C common stock.
              The market price of the Company's Class A and Class C common stock may fluctuate significantly in response to a number of factors, most of which the Company cannot predict or control, including general market and economic conditions, disruptions, downgrades, credit events and perceived problems in the credit markets; actual or anticipated variations in its quarterly operating results or dividends; changes in the Company's investments or asset composition; write-downs or perceived credit or liquidity issues affecting the Company's assets; market perception of NRG, the Company's business and the Company's assets; the Company's level of indebtedness and/or adverse market reaction to any indebtedness that the Company may incur in the future; the Company's ability to raise capital on favorable terms or at all; loss of any major funding source; the termination of the Management Services Agreement or additions or departures of NRG's key personnel; changes in market valuations of similar power generation companies; and speculation in the press or investment community regarding the Company or NRG.
              Securities markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Any broad market fluctuations may adversely affect the trading price of the Company's Class A and Class C common stock.
Current market conditions have increased certain of the risks the company faces.
Conditions in the capital markets for growth, income and energy companies, including renewables companies, generally deteriorated in 2015.  In some cases, these developments have affected the plans and perspectives of various market participants, including operating entities, consumers and financing providers, and have increased uncertainty and heightened some of the risks the Company faces.  The Company and other companies have adjusted their plans and priorities in light of these developments.

                Risks that have increased as a result of these developments include, but are not limited to, risks related to access to capital and liquidity and risks related to the performance of third parties, including NRG.   The Company has significant relationships with, and in certain areas depends significantly on, NRG.  In particular, NRG provides management and operational services and other support.  The Company’s growth strategy depends on its ability to identify and acquire additional facilities from NRG and unaffiliated third parties.  The Company interacts with or depends on NRG for many third-party acquisition opportunities and for operations and maintenance support on various pending and completed transactions.  As a result, the Company’s financial and operating performance and prospects, including the Company’s ability to grow its dividend per share, may be affected by the performance, prospects, and priorities of NRG, and material adverse developments at NRG or changes in its strategic priorities may materially affect our business, financial condition and results of operations.

Furthermore, any significant disruption to the Company’s ability to access the capital markets, or a significant increase in interest rates, could make it difficult for the Company to successfully acquire attractive projects from third parties and may also limit the Company’s ability to obtain debt or equity financing to complete such acquisitions. If the Company is unable to raise adequate proceeds when needed to fund such acquisitions, the ability to grow the Company’s project portfolio may be limited, which could have a material adverse effect on the Company’s ability to implement its growth strategy and, ultimately, its business, financial condition, results of operations and cash flows.

Provisions of the Company's charter documents or Delaware law could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to holders of the Company's Class A and Class C common stock, and could make it more difficult to change management.
              Provisions of the Company's second amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that holders of the Company's Class A and Class C common stock may consider favorable, including transactions in which such stockholders might otherwise receive a premium for their shares. This is because these provisions may prevent or frustrate attempts by stockholders to replace or remove members of the Company's management. These provisions include:

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

              Section 203 of the DGCL prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person that together with its affiliates owns or within the last three years has owned 15% of voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.  Additionally, the Company's second amended and restated certificate of incorporation prohibits any person and any of its associate or affiliate companies in the aggregate, public utility or holding company from acquiring, other than secondary market transactions, an amount of the Company's Class A or Class C common stock sufficient to result in a transfer of control without the prior written consent of the Company's board of directors. Any such change of control, in addition to prior approval from the Company's board of directors, would require prior authorization from FERC. Similar restrictions may apply to certain purchasers of the Company's securities which are holding companies regardless of whether the Company's securities are purchased in offerings by the Company or NRG, in open market transactions or otherwise. A purchaser of the Company's securities which is a holding company will need to determine whether a given purchase of the Company's securities may require prior FERC approval.
Investors may experience dilution of ownership interest due to the future issuance of additional shares of the Company's Class A or Class C common stock.
              The Company is in a capital intensive business, and may not have sufficient funds to finance the growth of the Company's business, future acquisitions or to support the Company's projected capital expenditures. As a result, the Company may require additional funds from further equity or debt financings, including tax equity financing transactions or sales of preferred shares or convertible debt to complete future acquisitions, expansions and capital expenditures and pay the general and administrative costs of the Company's business. In the future, the Company may issue the Company's previously authorized and unissued securities, resulting in the dilution of the ownership interests of purchasers of the Company's Class A and Class C common stock. Under the Company's second amended and restated certificate of incorporation, the Company is authorized to issue 500,000,000 shares of Class A common stock, 500,000,000 shares of Class B common stock, 1,000,000,000 shares of Class C common stock, 1,000,000,000 shares of Class D common stock and 10,000,000 shares of preferred stock with preferences and rights as determined by the Company's board of directors. The potential issuance of additional shares of common stock or preferred stock or convertible debt may create downward pressure on the trading price of the Company's Class A and Class C common stock.
If securities or industry analysts do not publish or cease publishing research or reports about the Company, the Company's business or the Company's market, or if they change their recommendations regarding the Company's Class A and/or Class C common stock adversely, the stock price and trading volume of the Company's Class A and/or Class C common stock could decline.
              The trading market for the Company's Class A and Class C common stock is influenced by the research and reports that industry or securities analysts may publish about the Company, the Company's business, the Company's market or the Company's competitors. If any of the analysts who may cover the Company change their recommendation regarding the Company's Class A and/or Class C common stock adversely, or provide more favorable relative recommendations about the Company's competitors, the price of the Company's Class A and/or Class C common stock would likely decline. If any analyst who covers the Company were to cease coverage of the Company or fail to regularly publish reports on the Company, the Company could lose visibility in the financial markets, which in turn could cause the stock price or trading volume of the Company's Class A and/or Class C common stock to decline.
Future sales of the Company's Class A or Class C common stock by NRG may cause the price of the Company's Class A or Class C common stock to fall.
The market price of the Company's Class A or Class C common stock could decline as a result of sales by NRG of such shares (issuable to NRG upon the exchange of some or all of its NRG Yield LLC Class B or Class D units, respectively) in the market, or the perception that these sales could occur.
               The market price of the Company's Class A or Class C common stock may also decline as a result of NRG disposing or transferring some or all of the Company's outstanding Class B or Class D common stock, which disposals or transfers would reduce NRG's ownership interest in, and voting control over, the Company. These sales might also make it more difficult for the Company to sell equity securities at a time and price that the Company deems appropriate. NRG and certain of its affiliates have certain demand and piggyback registration rights with respect to shares of the Company's Class A common stock issuable upon the exchange of NRG Yield LLC's Class B units and/or Class C common stock issuable upon the exchange of NRG Yield LLC's Class D units. The presence of additional shares of the Company's Class A and/or Class C common stock trading in the public market, as a result of the exercise of such registration rights, may have a material adverse effect on the market price of the Company's securities.

Risks Related to Taxation
The Company's future tax liability may be greater than expected if the Company does not generate NOLs sufficient to offset taxable income, if federal, state and local tax authorities challenge certain of the Company’s tax positions and exemptions or if changes in federal, state and local tax regulations occur.
              The Company expects to generate NOLs and carryforward prior year NOL balances to offset future taxable income. Based on the Company's current portfolio of assets, which include renewable assets that benefit from accelerated tax depreciation deductions, the Company does not expect to pay significant federal income tax for a period of approximately nine years. While the Company expects these losses will be available as a future benefit, in the event that they are not generated as expected, successfully challenged by the IRS or state and local jurisdictions (in a tax audit or otherwise) or subject to future limitations from a potential change in ownership as discussed below, the Company's ability to realize these benefits may be limited. In addition, the Company’s ability to realize state and local tax exemptions, including property or sales and use tax exemptions, is subject to various tax laws. If these exemptions are successfully challenged by state and local jurisdictions or if a change in tax law occurs, the Company’s ability to realize these exemptions could be affected. A reduction in the Company's expected NOLs, a limitation on the Company's ability to use such losses or tax credits, and challenges by tax authorities to the Company’s tax positions may result in a material increase in the Company's estimated future income tax liability and may negatively impact the Company's liquidity and financial condition.
The Company's ability to use NOLs to offset future income may be limited.
              The Company's ability to use NOLs could be substantially limited if the Company were to experience an "ownership change" as defined under Section 382 of the Code. In general, an "ownership change" would occur if the Company's "5-percent shareholders," as defined under Section 382 of the Code, collectively increased their ownership in the Company by more than 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change deferred tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurs. Future sales of any class of the Company's common stock by NRG, as well as future issuances by the Company, could contribute to a potential ownership change.
A valuation allowance may be required for the Company's deferred tax assets.
                 The Company's expected NOLs and tax credits will be reflected as a deferred tax asset as they are generated until utilized to offset income. Valuation allowances may need to be maintained for deferred tax assets that the Company estimates are more likely than not to be unrealizable, based on available evidence at the time the estimate is made. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory tax rates and future taxable income levels. In the event that the Company was to determine that it would not be able to realize all or a portion of the net deferred tax assets in the future, the Company would reduce such amounts through a charge to income tax expense in the period in which that determination was made, which could have a material adverse impact on the Company's financial condition and results of operations.
Distributions to holders of the Company's Class A and Class C common stock may be taxable.
The amount of distributions that will be treated as taxable for U.S. federal income tax purposes will depend on the amount of the Company's current and accumulated earnings and profits. It is difficult to predict whether the Company will generate earnings or profits as computed for federal income tax purposes in any given tax year. Generally, a corporation's earnings and profits are computed based upon taxable income, with certain specified adjustments. Distributions will constitute ordinary dividend income to the extent paid from the Company's current or accumulated earnings and profits, and a nontaxable return of capital to the extent of a stockholder's basis in his or her Class A or Class C common stock. Distributions in excess of the Company's current and accumulated earnings and profits and in excess of a stockholder's basis will be treated as gain from the sale of the common stock.
For U.S. tax purposes, NRG Yield, Inc.'s 2015 distributions to its shareholders are classified for U.S. federal income tax purposes as a nontaxable return of capital and reduction of a U.S. shareholder's tax basis, to the extent of a U.S. shareholder's tax basis in each of its NRG Yield, Inc’s common shares, with any remaining amount being taxed as capital gain.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K of NRG Yield, Inc., together with its consolidated subsidiaries, or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors and the following:

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

•	The willingness and ability of counterparties to the Company's offtake agreements to fulfill their obligations under such agreements;

•	The Company's ability to enter into contracts to sell power and procure fuel on acceptable terms and prices as current offtake agreements expire;

•	Government regulation, including compliance with regulatory requirements and changes in market rules, rates, tariffs and environmental laws;

•	Changes in law, including judicial decisions;

•	The Company's ability to receive anticipated cash grants with respect to certain renewable (wind and solar) assets;

•
Operating and financial restrictions placed on the Company and its subsidiaries that are contained in the project-level debt facilities and other agreements of certain subsidiaries and project-level subsidiaries generally, in the NRG Yield Operating LLC amended and restated revolving credit facility, in the indenture governing the Senior Notes and in the indentures governing the Company's convertible notes; and

•
The Company's ability to borrow additional funds and access capital markets, as well as the Company's substantial indebtedness and the possibility that the Company may incur additional indebtedness going forward.

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

Item 1B — Unresolved Staff Comments
None.

Item 2 — Properties
Listed below are descriptions of the Company's interests in facilities, operations and/or projects owned or leased as of December 31, 2015.

		Capacity
		Rated MW	Net MW(a)	Ownership			PPA Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
Conventional
El Segundo	El Segundo, CA	550	550	100%	Natural Gas	August 2013	Southern California Edison	2023
GenConn Devon (b)	Milford, CT	190	95	50%	Natural Gas/Oil	June 2010	Connecticut Light & Power	2040
GenConn Middletown (b)	Middletown, CT	190	95	50%	Natural Gas/Oil	June 2011	Connecticut Light & Power	2041
Marsh Landing	Antioch, CA	720	720	100%	Natural Gas	May 2013	Pacific Gas and Electric	2023
Walnut Creek	City of Industry, CA	485	485	100%	Natural Gas	May 2013	Southern California Edison	2023
Total Conventional		2,135	1,945
Utility Scale Solar
Alpine	Lancaster, CA	66	66	100%	Solar	January 2013	Pacific Gas and Electric	2033
Avenal (b)	Avenal, CA	45	23	50%	Solar	August 2011	Pacific Gas and Electric	2031
Avra Valley	Pima County, AZ	26	26	100%	Solar	December 2012	Tucson Electric Power	2032
Blythe	Blythe, CA	21	21	100%	Solar	December 2009	Southern California Edison	2029
Borrego	Borrego Springs, CA	26	26	100%	Solar	February 2013	San Diego Gas and Electric	2038
CVSR	San Luis Obispo, CA	250	122	48.95%	Solar	October 2013	Pacific Gas and Electric	2038
Desert Sunlight 250	Desert Center, California	250	63	25%	Solar	December 2013	Southern California Edison	2035
Desert Sunlight 300	Desert Center, California	300	75	25%	Solar	December 2013	Pacific Gas and Electric	2040
Kansas South	Lemoore, CA	20	20	100%	Solar	June 2013	Pacific Gas and Electric	2033
Roadrunner	Santa Teresa, NM	20	20	100%	Solar	August 2011	El Paso Electric	2031
TA High Desert	Lancaster, CA	20	20	100%	Solar	March 2013	Southern California Edison	2033
Total Utility Scale Solar		1,044	482
Distributed Solar
AZ DG Solar Projects	AZ	5	5	100%	Solar	December 2010 - January 2013	Various	2025 - 2033
PFMG DG Solar Projects	CA	9	4	51%	Solar	October 2012 - December 2012	Various	2032
Total Distributed Solar		14	9
Wind
Alta I	Tehachapi, CA	150	150	100%	Wind	December 2010	Southern California Edison	2035
Alta II	Tehachapi, CA	150	150	100%	Wind	December 2010	Southern California Edison	2035
Alta III	Tehachapi, CA	150	150	100%	Wind	February 2011	Southern California Edison	2035
Alta IV	Tehachapi, CA	102	102	100%	Wind	March 2011	Southern California Edison	2035
Alta V	Tehachapi, CA	168	168	100%	Wind	April 2011	Southern California Edison	2035
Alta X (c)(d)	Tehachapi, CA	137	137	100%	Wind	February 2014	Southern California Edison	2038

		Capacity
		Rated MW	Net MW	Ownership			PPA Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
Alta XI (c)(d)	Tehachapi, CA	90	90	100%	Wind	February 2014	Southern California Edison	2038
Buffalo Bear	Buffalo, OK	19	19	100%	Wind	December 2008	Western Farmers Electric Co-operative	2033
Crosswinds	Ayrshire, IA	21	16	74.3%	Wind	June 2007	Corn Belt Power Cooperative	2027
Elbow Creek	Howard County, TX	122	92	75%	Wind	December 2008	NRG Power Marketing LLC	2022
Elkhorn Ridge	Bloomfield, NE	54	41	50.3%	Wind	March 2009	Nebraska Public Power District	2029
Forward	Berlin, PA	29	22	75%	Wind	April 2008	Constellation NewEnergy, Inc.	2017
Goat Wind	Sterling City, TX	150	113	74.9%	Wind	April 2008/June 2009	Dow Pipeline Company	2025
Hardin	Jefferson, IA	15	11	74.3%	Wind	May 2007	Interstate Power and Light Company	2027
Laredo Ridge	Petersburg, NE	80	80	100%	Wind	February 2011	Nebraska Public Power District	2031
Lookout	Berlin, PA	38	29	75%	Wind	October 2008	Southern Maryland Electric Cooperative	2030
Odin	Odin, MN	20	15	74.9%	Wind	June 2008	Missouri River Energy Services	2028
Pinnacle	Keyser, WV	55	55	100%	Wind	December 2011	Maryland Department of General Services and University System of Maryland	2031
San Juan Mesa	Elida, NM	90	68	56.3%	Wind	December 2005	Southwestern Public Service Company	2025
Sleeping Bear	Woodward, OK	95	71	75%	Wind	October 2007	Public Service Company of Oklahoma	2032
South Trent	Sweetwater, TX	101	101	100%	Wind	January 2009	AEP Energy Partners	2029
Spanish Fork	Spanish Fork, UT	19	14	75%	Wind	July 2008	PacifiCorp	2028
Spring Canyon II (c)	Logan County, CO	32	29	90.1%	Wind	October 2014	Platte River Power Authority	2039
Spring Canyon III (c)	Logan County, CO	28	25	90.1%	Wind	December 2014	Platte River Power Authority	2039
Taloga	Putnam, OK	130	130	100%	Wind	July 2011	Oklahoma Gas & Electric	2031
Wildorado	Vega, TX	161	121	74.9%	Wind	April 2007	Southwestern Public Service Company	2027
Total Wind		2,206	1,999
Thermal Generation
Dover	Dover, DE	104	104	100%	Natural Gas	June 2013	Power sold into PJM markets
Paxton Creek Cogen	Harrisburg, PA	12	12	100%	Natural Gas	November 1986	Power sold into PJM markets
Princeton Hospital	Princeton, NJ	5	5	100%	Natural Gas	January 2012	Excess power sold to local utility
Tucson Convention Center	Tucson, AZ	2	2	100%	Natural Gas	January 2003	Excess power sold to local utility
University of Bridgeport	Bridgeport, CT	1	1	100%	Natural Gas	April 2015	University of Bridgeport	2034
Total Thermal Generation		124	124
Total NRG Yield, Inc. (e)		5,523	4,559

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of December 31, 2015.
(b) On September 30, 2015, the Company acquired NRG's remaining 0.05% for an immaterial amount.
(c) Projects are part of tax equity arrangements, as further described in Note 2, Summary of Significant Accounting Policies.
(d) PPA began on January 1, 2016.
(e) Total net capacity excludes capacity for RPV Holdco and DGPV Holdco, which are consolidated by NRG, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities.

During the year ended December 31, 2015, the Company entered into a partnership agreement with NRG, the purpose of which is to own or purchase solar power generation projects and other ancillary related assets in the U.S. from NRG Renew DG Holdings LLC, as summarized in the table below:

					PPA Terms
Tax-equity projects	Rated MW (a)	Sites	COD	Fuel	Counterparty	Expiration

Community solar projects	8	10	Q3 2015	Solar	Various commercial, residential and government entities	2035
Commercial photovoltaic projects	37	12	Q3 2015-Q1 2016	Solar	Various commercial and government entities	2030-2035
Total distributed generation tax equity projects	45	22

(a) Represents maximum generating capacity at standard test conditions of a facility multiplied by the Company's percentage ownership of that facility, disregarding any equity interests held by any tax equity investor, any lessor under sale-leaseback financing, or any non-controlling interests in a partnership.
The following table summarizes the Company's thermal steam and chilled water facilities as of December 31, 2015:

Name and Location of Facility	% Owned	Thermal Energy Purchaser	Megawatt Thermal Equivalent Capacity (MWt)	Generating Capacity
NRG Energy Center Minneapolis, MN	100.0	Approx. 100 steam and 50 chilled water customers	322 136	Steam: 1,100 MMBtu/hr. Chilled water: 38,700 tons
NRG Energy Center San Francisco, CA	100.0	Approx. 180 steam customers	133	Steam: 454 MMBtu/hr.
NRG Energy Center Omaha, NE	100.0 12.0(a) 100.0 0.0(a)	Approx. 60 steam and 60 chilled water customers	142 73 77 26	Steam: 485 MMBtu/hr Steam: 250 MMBtu/hr Chilled water: 22,000 tons Chilled water: 7,250 tons
NRG Energy Center Harrisburg, PA	100.0	Approx. 140 steam and 3 chilled water customers	108 13	Steam: 370 MMBtu/hr. Chilled water: 3,600 tons
NRG Energy Center Phoenix, AZ	0.0(a) 100.0 12.0(a) 0.0(a)	Approx. 35 chilled water customers	4 104 14 28	Steam: 13 MMBtu/hr Chilled water: 29,600 tons Chilled water: 3,950 tons Chilled water: 8,000 tons
NRG Energy Center Pittsburgh, PA	100.0	Approx. 25 steam and 25 chilled water customers	88 46	Steam: 302 MMBtu/hr. Chilled water: 12,934 tons
NRG Energy Center San Diego, CA	100.0	Approx. 15 chilled water customers	31	Chilled water: 8,825 tons
NRG Energy Center Dover, DE	100.0	Kraft Foods Inc. and Procter & Gamble Company	66	Steam: 225 MMBtu/hr.
NRG Energy Center Princeton, NJ	100.0	Princeton HealthCare System	21 17	Steam: 72 MMBtu/hr. Chilled water: 4,700 tons
		Total Generating Capacity (MWt)	1,449

(a) Net MWt capacity excludes 134 MWt available under the right-to-use provisions contained in agreements between two of the Company's thermal facilities and certain of its customers.

Other Properties

Through the Management Services Agreement with NRG, the Company utilizes NRG's leased corporate headquarters offices at 211 Carnegie Center, Princeton, New Jersey. During 2016, NRG expects to move its 211 Carnegie Center, Princeton, New Jersey headquarters to a newly leased headquarters at 804 Carnegie Center, Princeton, New Jersey, which is currently under construction.

Item 3 — Legal Proceedings
None.
Item 4 — Mine Safety Disclosures
Not applicable.

PART II
Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
The Company's Class A common stock and Class C common stock are listed on the New York Stock Exchange and trade under the ticker symbols "NYLD.A" and "NYLD", respectively. The Company's Class B common stock and Class D common stock are not publicly traded.
As of January 31, 2016, there were two holders of record of the Class A common stock, one holder of record of the Class B common stock, two holders of record of the Class C common stock and one holder of record of the Class D common stock.
The following table sets forth, for the period indicated, the high and low sales prices as well as the closing price of the Company's Class A and Class C common stock as reported by the New York Stock Exchange. The Company's Class C common stock began trading on the New York Stock Exchange on May 15, 2015. The historical Class A common stock sales prices below are adjusted to give effect to the stock split that occurred in connection with the Recapitalization:

Common Stock Price Class A	Fourth Quarter 2015	Third Quarter 2015	Second Quarter 2015	First Quarter 2015 (a)	Fourth Quarter 2014 (a)	Third Quarter 2014 (a)	Second Quarter 2014 (a)	First Quarter 2014 (a)
High	$16.11	$22.55	$26.95	$26.65	$25.42	$27.58	$26.60	$20.29
Low	10.50	10.44	21.84	22.19	19.82	23.45	19.72	17.44
Closing	13.91	11.15	21.99	24.29	23.57	26.99	20.20	20.00
Dividends Per Common Share	$0.215	$0.21	$0.20	$0.195	$0.1875	$0.183	$0.175	$0.165
Common Stock Price Class C
High	$16.79	$22.63	$28.11	N/A	N/A	N/A	N/A	N/A
Low	11.30	10.79	21.79	N/A	N/A	N/A	N/A	N/A
Closing	14.76	11.61	21.89	N/A	N/A	N/A	N/A	N/A
Dividends Per Common Share	$0.215	$0.21	$0.20	$0.195	$0.1875	$0.183	$0.175	$0.165

(a) Dividends per common share have been retroactively adjusted to give effect to the stock split that occurred in connection with the Recapitalization.
N/A - Not applicable.
Dividends
On February 17, 2016, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.225 per share payable on March 15, 2016, to stockholders of record as of March 1, 2016.
The Company's Class A and Class C common stock dividends are subject to available capital, market conditions, and compliance with associated laws and regulations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.

Stock Performance Graph
The performance graph below compares the Company's cumulative total stockholder return on the Company's Class A common stock for the period from July 16, 2013 through May 14, 2015, the date of the Recapitalization, and the Company's Class A common stock and Class C common stock from May 15, 2015 through December 31, 2015, with the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index, or S&P 500, and the Philadelphia Utility Sector Index, or UTY.
The performance graph shown below is being furnished and compares each period assuming that $100 was invested on the initial public offering date in each of the Class A common stock of the Company, the Class C common stock of the Company, the stocks included in the S&P 500 and the stocks included in the UTY, and that all dividends were reinvested.
Comparison of Cumulative Total Return

	July 16, 2013	December 31, 2013	December 31, 2014	December 31, 2015
NRG Yield, Inc. Class A common stock	$100.00	$187.32	$226.55	$146.55
NRG Yield, Inc. Class C common stock (a)	100.00	187.32	226.55	154.27
S&P 500	100.00	111.36	126.61	128.36
UTY	100.00	97.64	124.97	117.51

(a) Class C common stock price has been indexed to the Class A common stock price from the NRG Yield, Inc. initial public offering date until the Recapitalization, and reflects the Class C common stock Total Return Performance beginning on May 15, 2015.

Item 6 — Selected Financial Data
The following table presents the Company's historical selected financial data, which has been recast to include the Drop Down Assets, as if the transfers had taken place from the beginning of the financial statements period, or from the date the respective entities were under common control (if later than the beginning of the financial statements period). The acquisitions are further described in Item 15 — Note 3, Business Acquisitions, to the Consolidated Financial Statements. Additionally, for all periods prior to the initial public offering, the data below reflects the Company's accounting predecessor, or NRG Yield, the financial statements of which were prepared on a ''carve-out'' basis from NRG and are intended to represent the financial results of the contracted renewable energy and conventional generation and thermal infrastructure assets in the U.S. that were acquired by NRG Yield LLC on July 22, 2013. For all periods subsequent to the initial public offering, the data below reflects the Company's consolidated financial results.
This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 15 and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal year ended December 31,
(In millions, except per share data)	2015	2014	2013	2012	2011
Statement of Income Data:
Operating Revenues
Total operating revenues	$869	$746	$387	$184	$173
Operating Costs and Expenses
Cost of operations	312	266	148	118	112
Depreciation and amortization	265	202	74	38	35
General and administrative	12	8	7	7	6
Acquisition-related transaction and integration costs	3	4	—	—	—
Total operating costs and expenses	592	480	229	163	153
Operating Income	277	266	158	21	20
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	35	25	22	19	13
Other income, net	2	3	3	2	2
Loss on extinguishment of debt	(9)	—	—	—	—
Interest expense	(238)	(191)	(52)	(28)	(21)
Total other expense, net	(210)	(163)	(27)	(7)	(6)
Income Before Income Taxes	67	103	131	14	14
Income tax expense	12	4	8	10	9
Net Income	$55	$99	$123	$4	$5
Less: Pre-acquisition net (loss) income of Drop Down Assets	(20)	35	14
Net Income Excluding Pre-acquisition Net Income of Acquired ROFO Assets	75	64	109
Less: Predecessor income prior to initial public offering on July 22, 2013	—	—	54
Less: Net income attributable to noncontrolling interests	42	48	42
Net Income Attributable to NRG Yield, Inc.	$33	$16	$13
Earnings Per Share Attributable to NRG Yield, Inc. Class A and Class C Common Stockholders
Earnings per Weighted Average Class A and Class C Common Share - Basic and Diluted	$0.40	$0.30	$0.29	N/A	N/A
Dividends per Class A common share (a)	$1.015	$1.42	$0.23	N/A	N/A
Dividends per Class C common share (a)	0.625	N/A	N/A	N/A	N/A
Other Financial Data:
Capital expenditures	$29	$33	$353	$564	$373
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$373	$310	$120	$56	$32
Investing activities	(1,118)	(1,033)	(515)	(594)	(468)
Financing activities	427	1,093	432	536	427
Balance Sheet Data (at period end):
Cash and cash equivalents	$111	$429	$59	$22	$24
Property, plant and equipment, net	5,056	5,175	2,498	2,350	1,095
Total assets	7,775	7,860	3,430	2,745	1,461
Long-term debt, including current maturities	4,803	4,921	1,745	1,094	445
Total liabilities	5,143	5,235	1,947	1,503	652
Total stockholders' equity	2,632	2,625	1,483	1,242	809

(a) The Company began paying dividends on Class A common stock after the initial public offering on July 22, 2013. The Company began paying dividends on Class C common stock after the Recapitalization on May 14, 2015.

Item 7 — Management's Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company's historical financial condition and results of operations, which were recast to include the effect of the June 2014 Drop Down Assets, the January 2015 Drop Down Assets and the November 2015 Drop Down Assets, which were acquired on June 30, 2014, January 2, 2015, and November 3, 2015, respectively. As further discussed in Item 15 — Note 1, Nature of Business, to the Consolidated Financial Statements, the purchases of these assets were accounted for in accordance with ASC 805-50, Business Combinations - Related Issues, whereas the assets and liabilities transferred to the Company relate to interests under common control by NRG and, accordingly, were recorded at historical cost. The difference between the cash proceeds and historical value of the net assets was recorded as a distribution to/from NRG and offset to the noncontrolling interest. The guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its consolidated financial statements to reflect the transfers as if they had taken place from the beginning of the financial statements period (January 1, 2013), or from the date the entities were under common control (if later than the beginning of the financial statements period). The financial statements reflect the transfers as if they had taken place on May 13, 2013, for Kansas South, March 28, 2013, for TA High Desert and April 1, 2014, for the January 2015 Drop Down Assets and the majority of the November 2015 Drop Down Assets, which represents the date these entities were acquired by NRG. The Company reduces net income attributable to its Class A and Class C common stockholders by the pre-acquisition net income for the Drop Down Assets, as it is not available to the stockholders.
In addition, for all periods prior to the initial public offering, the discussion reflects the Company's accounting predecessor, NRG Yield, the financial statements of which were prepared on a ''carve-out'' basis from NRG and are intended to represent the financial results of the contracted renewable energy and conventional generation and thermal infrastructure assets in the U.S. that were acquired by NRG Yield LLC on July 22, 2013. For all periods subsequent to the initial public offering, the discussion reflects the Company's consolidated financial results.
As you read this discussion and analysis, refer to the Company's Consolidated Statements of Operations to this Form 10-K, which present the results of operations for the years ended December 31, 2015, 2014 and 2013. Also refer to Item 1 — Business and Item 1A — Risk Factors, which include detailed discussions of various items impacting the Company's business, results of operations and financial condition.
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
The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the U.S. The Company’s contracted generation portfolio collectively represents 4,435 net MW. Each of these assets sells substantially all of its output pursuant to long-term offtake agreements with creditworthy counterparties. The average remaining contract duration of these offtake agreements was approximately 17 years as of December 31, 2015, based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,315 net MWt and electric generation capacity of 124 net MW. These thermal infrastructure assets provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
Government Incentives
Government incentives can enhance the economics of the Company's generating assets or investments by providing, for example, loan guarantees, cash grants, favorable tax treatment, favorable depreciation rules, or other incentives.  Certain changes in law enhance federal incentives for renewable generation — including through the extensions of the wind power PTC and the solar power ITC — and could incentivize the development of additional renewable energy projects that would fit within the Company’s asset portfolio.  In addition, direct cash incentives may encourage additional renewable energy development by entities that cannot presently benefit from tax credits.

Significant Events During the Year Ended December 31, 2015

•
On November 3, 2015, the Company acquired 75% of the Class B interests of NRG Wind TE Holdco, or the November 2015 Drop Down Assets, which owns a portfolio of 12 wind facilities totaling 814 net MW, from NRG for total cash consideration of $209 million. In February 2016, NRG made a final working capital payment of $2 million, reducing total cash consideration to $207 million. The Company is responsible for its pro-rata share of non-recourse project debt of $193 million and noncontrolling interest associated with a tax equity structure of $159 million (as of the acquisition date).

•
On June 30, 2015, the Company sold an economic interest in the Alta X and Alta XI wind facilities through a tax equity financing arrangement and received $119 million in net proceeds. These proceeds, as well as proceeds obtained from the Company's June 2015 equity and debt offerings discussed below, were utilized to repay all of the outstanding project indebtedness associated with the Alta X and Alta XI wind facilities.

•
On June 29, 2015, the Company issued 28,198,000 shares of Class C common stock for net proceeds, after underwriting discounts and expenses, of $599 million. The Company utilized the proceeds of the offering to acquire 28,198,000 additional Class C units of NRG Yield LLC and, as a result, it currently owns 53.3% of the economic interests of NRG Yield LLC, with NRG retaining 46.7% of the economic interests of NRG Yield LLC. Additionally, on June 29, 2015, the Company completed an offering of $287.5 million aggregate principal amount of 3.25% Convertible Notes due 2020, which proceeds were subsequently lent to NRG Yield LLC.

•
On June 29, 2015, the Company acquired 25% of the membership interest in Desert Sunlight Investment Holdings, LLC, which owns two solar photovoltaic facilities totaling 550 MW, located in Desert Center, California, from EFS Desert Sun, LLC, a subsidiary of GE Energy Financial Services, for a purchase price of $285 million, utilizing a portion of the proceeds from the Class C common stock issuance. The Company's pro-rata share of non-recourse project level debt was $272 million as of December 31, 2015.

•
Effective May 14, 2015, the Company amended its certificate of incorporation to create two new classes of capital stock, Class C common stock and Class D common stock, and distributed shares of the Class C common stock and Class D common stock to holders of the Company's outstanding Class A common stock and Class B common stock, respectively, through a stock split, which is referred to as the Recapitalization. The Recapitalization enhances the Company’s ability to focus on growth opportunities without the constraints of NRG’s capital allocation to the Company, while maintaining the Company’s relationship with NRG. The Recapitalization preserves NRG’s management and operational expertise, asset development and acquisition track record, financing experience and provides flexibility for the Company to raise capital to fund its growth.

The Class C common stock and Class D common stock have the same rights and privileges and rank equally, share ratably and are identical in all respects to the shares of Class A common stock and Class B common stock, respectively, as to all matters, except that each share of Class C common stock and Class D common stock is entitled to 1/100th of a vote on all stockholder matters.

In connection with the Recapitalization, the ROFO Agreement was amended to make additional assets available to the Company should NRG choose to sell them, including (i) two natural gas facilities totaling 795 MW of net capacity that are expected to reach COD in 2017 and 2020, (ii) an equity interest in a wind portfolio that includes wind facilities totaling approximately 934 MW of net capacity, the majority of which was sold to the Company on November 3, 2015, and (iii) up to $250 million of equity interests in one or more residential or distributed solar generation portfolios developed by affiliates of NRG.

•
On May 8, 2015, the Company and NRG entered into a partnership by forming NRG DGPV Holdco 1 LLC, or DGPV Holdco 1, the purpose of which is to own or purchase solar power generation projects and other ancillary related assets from NRG Renew DG Holdings LLC, via intermediate funds, including: (i) a tax equity-financed portfolio of 10 recently completed community solar projects representing approximately 8 MW with a weighted average remaining PPA term of 20 years; and (ii) a tax equity-financed portfolio of approximately 12 commercial photovoltaic systems representing approximately 37 MW with a weighted average remaining PPA term of 19 years. Under this partnership, the Company committed to fund up to $100 million of capital.  On February 29, 2016, the Company and NRG entered into an additional partnership by forming NRG DGPV Holdco 2 LLC, or DGPV Holdco 2, to own or purchase solar power generation projects and other ancillary related assets from NRG Renew LLC or its subsidiaries, via intermediate funds.  Under this partnership, the Company committed to fund up to $50 million of capital.

•
On May 7, 2015, the Company acquired a 90.1% interest in Spring Canyon II, a 32 MW wind facility, and Spring Canyon III, a 28 MW wind facility, each located in Logan County, Colorado, from Invenergy Wind Global LLC. The purchase price was funded with cash on hand. Power generated by Spring Canyon II and Spring Canyon III is sold to Platte River Power Authority under long-term PPAs with approximately 24 years of remaining contract life.

•
On April 30, 2015, the Company completed the acquisition of the University of Bridgeport Fuel Cell project in Bridgeport, Connecticut from FuelCell Energy, Inc. The project added an additional 1.4 MW of thermal capacity with a 12-year contract, with the option for a 7-year extension.

•
On April 9, 2015, the Company and NRG entered into a partnership by forming RPV Holdco, to invest in and hold operating portfolios of residential solar assets developed by NRG Home Solar, a subsidiary of NRG, including: (i) an existing, unlevered portfolio of over 2,200 leases across nine states representing approximately 17 MW with a weighted average remaining lease term of approximately 17 years, in which the Company invested $26 million in April 2015; and (ii) a tax equity financed portfolio of approximately 5,700 leases representing approximately 40 MW, with an average lease term for the existing and new leases of approximately 17 to 20 years, in which the Company invested $36 million of its $150 million commitment through December 31, 2015. On February 29, 2016, the Company and NRG amended the RPV Holdco partnership to reduce the aggregate commitment of $150 million to $100 million in connection with the formation of DGPV Holdco 2 discussed above.

•
On January 2, 2015, the Company acquired the following projects from NRG: (i) Laredo Ridge, an 80 MW wind facility located in Petersburg, Nebraska, (ii) Tapestry, which includes Buffalo Bear, a 19 MW wind facility in Buffalo, Oklahoma; Taloga, a 130 MW wind facility in Putnam, Oklahoma; and Pinnacle, a 55 MW wind facility in Keyser, West Virginia, and (iii)  Walnut Creek, a 485 MW natural gas facility located in City of Industry, California, for total cash consideration of $489 million, including $9 million for working capital, plus assumed project-level debt of $737 million. The Company funded the acquisition with cash on hand and drawings under its revolving credit facility.

•
In January 2015, El Segundo experienced a steam turbine water intrusion resulting in a forced outage on Units 5 and 6.  The units returned to service in April 2015.  The Company completed a root cause analysis and has implemented steps to prevent a recurrence of the event. The Company reviewed the financial impact of repair costs and lost capacity revenue and collected approximately $4 million of insurance proceeds in the fourth quarter of 2015.

Significant Events During the Year Ended December 31, 2014

•
On August 12, 2014, the Company acquired 100% of the membership interests of Alta Wind Asset Management Holdings, LLC, Alta Wind Company, LLC, Alta Wind X Holding Company, LLC and Alta Wind XI Holding Company, LLC, which collectively own seven wind facilities that total 947 MW located in Tehachapi, California, and a portfolio of associated land leases, or the Alta Wind Portfolio. The purchase price for the Alta Wind Portfolio was $923 million, which included a base purchase price of $870 million, and a payment for working capital of $53 million, plus the assumption of $1.6 billion of non-recourse project-level debt. In order to fund the purchase price, the Company completed an equity offering of 12,075,000 shares of its Class A common stock on July 29, 2014, which resulted in net proceeds of $630 million, after underwriting discounts and expenses, that were utilized to acquire additional Class A units in NRG Yield LLC. In addition, on August 5, 2014, NRG Yield Operating LLC, or Yield Operating, the holder of the project assets that belong to Yield LLC, issued $500 million of Senior Notes, as described in Item 15 — Note 9, Long-term Debt, to the Consolidated Financial Statements.

•
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

•
During the first quarter of 2014, the Company issued $345 million in aggregate principal amount of its convertible notes as described in Item 15 — Note 9, Long-term Debt, to the Consolidated Financial Statements.

Significant Events During the Year Ended December 31, 2013

•
On December 31, 2013, NRG Energy Center Omaha Holdings, LLC, an indirect wholly owned subsidiary of NRG Yield LLC, acquired Energy Systems Company, or Energy Systems, an operator of steam and chilled thermal facilities that provides heating and cooling services to nonresidential customers in Omaha, Nebraska. See Item 15 — Note 3, Business Acquisitions, to the Consolidated Financial Statements for information related to the acquisition.

•
During 2013, Alpine, Avra, Borrego, CVSR, El Segundo, Marsh Landing, Kansas South, and TA High Desert achieved COD. In addition, Borrego completed financing arrangements with a group of lenders. See Item 15 — Note 9, Long-term Debt, to the Consolidated Financial Statements for information related to these financing activities.

•
The Company completed its initial public offering of its Class A common stock on July 22, 2013. See Item 15 — Note 1, Nature of Business, to the Consolidated Financial Statements for information related to the initial public offering.

Environmental Matters and Regulatory Matters
Details of environmental matters and regulatory matters are presented in Item 1 — Business, Regulatory Matters and Item 1A— Risk Factors. Details of some of this information relate to costs that may impact the Company's financial results.
Trends Affecting Results of Operations and Future Business Performance
Wind and Solar Resource Availability
Wind and solar resource availability can affect the Company's results. The Company's results were impacted by lower than normal wind resource availability in 2015. While the Company's wind facilities were available, adverse weather had a negative impact on wind resources. The Company cannot predict wind and solar resource availability and their related impacts on future results.
Capital Market Conditions
The Company and its peer group have recently experienced difficult conditions in the capital markets. The Company’s growth strategy depends on its ability to identify and acquire additional conventional and renewable facilities from NRG and unaffiliated third parties.  A prolonged disruption in the equity capital market conditions could make it difficult for the Company to successfully acquire attractive projects from NRG or third parties and may also limit the Company’s ability to obtain debt or equity financing to complete such acquisitions.  If the Company is unable to raise adequate proceeds when needed to fund such acquisitions, the ability to grow its project portfolio may be limited, which could have a material adverse effect on the Company’s ability to implement its growth strategy. A full description of the risks applicable to the Company's business is presented in Item 1A, Risk Factors.

Consolidated Results of Operations
2015 compared to 2014
The following table provides selected financial information:

	Year ended December 31,
(In millions, except otherwise noted)	2015	2014	Change %
Operating Revenues
Energy and capacity revenues	$925	$773	20
Contract amortization	(54)	(29)	86
Mark-to-market economic hedging activities	(2)	2	(200)
Total operating revenues	869	746	16
Operating Costs and Expenses
Cost of fuels	71	89	(20)
Operations and maintenance	171	131	31
Other cost of operations	70	46	52
Depreciation and amortization	265	202	31
General and administrative	12	8	50
Acquisition-related transaction and integration costs	3	4	(25)
Total operating costs and expenses	592	480	23
Operating Income	277	266	4
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	35	25	40
Other income, net	2	3	(33)
Loss on extinguishment of debt	(9)	—	100
Interest expense	(238)	(191)	25
Total other expense, net	(210)	(163)	29
Income Before Income Taxes	67	103	(35)
Income tax expense	12	4	200
Net Income	55	99	(44)
Less: Pre-acquisition net income of Drop Down Assets	(20)	35	(157)
Net Income Excluding Pre-acquisition Net Income of Drop Down Assets	75	64	17
Less: Net income attributable to noncontrolling interests	42	48	(13)
Net Income Attributable to NRG Yield, Inc.	$33	$16	106

	Year ended December 31,
Business metrics:	2015	2014
Renewable MWh sold (in thousands) (a)	5,740	3,977
Thermal MWt sold (in thousands)	1,946	2,060
Thermal MWh sold (in thousands)	297	205

(a) Volumes sold do not include the MWh generated by the Company's equity method investments.

Management’s discussion of the results of operations for the years ended December 31, 2015, and 2014
As described in Item 15 — Note 3, Business Acquisitions, the Company completed the following acquisitions from NRG during the year ended December 31, 2015:

•
On November 3, 2015, the Company acquired 75% of the Class B interests of NRG Wind TE Holdco, or the November 2015 Drop Down Assets, which owns a portfolio of 12 wind facilities totaling 814 net MW, from NRG for total cash consideration of $209 million. In February 2016, NRG made a final working capital payment of $2 million, reducing total cash consideration to $207 million.

•
On January 2, 2015, the Company acquired the Laredo Ridge, Tapestry, and Walnut Creek projects, or the January 2015 Drop Down Assets, for total cash consideration of $489 million, plus assumed project-level debt of $737 million.

The January 2015 Drop Down Assets and the November 2015 Drop Down Assets (other than Elbow Creek) were originally acquired by NRG from EME on April 1, 2014, and are collectively referred to as "EME Assets" throughout this discussion. The Company prepared its consolidated financial statements for the periods ending December 31, 2015, and 2014, to reflect the acquisitions as if they had taken place from the date the entities were under common control, which was April 1, 2014 for the EME Assets. Accordingly, the results presented herein reflect the Company's ownership of the EME Assets for the full year ended December 31, 2015, compared to the nine months from April 1, 2014, through December 31, 2014.

Economic Gross Margin
The Company evaluates its operating performance using the measure of economic gross margin, which is not a GAAP measure and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report. The Company believes that economic gross margin is useful to investors as it is a key operational measure reviewed by the Company's chief operating decision maker. Economic gross margin is defined as energy and capacity revenue less cost of fuels. Economic gross margin does not include mark-to-market gains or losses on economic hedging activities or contract amortization. The following tables present the composition of economic gross margin for the years ended December 31, 2015 and 2014:

	Conventional	Renewables	Thermal	Total
(In millions)
Year ended December 31, 2015
Energy and capacity revenues	$341	$408	$176	$925
Cost of fuels	(1)	(1)	(69)	(71)
Economic gross margin	$340	$407	$107	$854

Year ended December 31, 2014
Energy and capacity revenues	$321	$255	$197	$773
Cost of fuels	(2)	(1)	(86)	(89)
Economic gross margin	$319	$254	$111	$684
Economic gross margin increased by $170 million during the year ended December 31, 2015, compared to the same period in 2014, driven by:

Renewable:
Acquisitions of the Alta Wind Portfolio in August 2014 and Spring Canyon in May 2015	$126
Acquisition of EME Assets (Wind)	31
Other	(4)
Conventional:
Acquisition of EME Assets (Walnut Creek)	25
Decrease due to the forced outage at El Segundo in the first half of 2015	(4)
Thermal:
Decrease due to milder weather conditions in 2015 compared to 2014	(4)
$170

Contract amortization
Contract amortization increased by $25 million during the year ended December 31, 2015, compared to the same period in 2014, due primarily to the amortization of the PPAs acquired in the acquisition of the Alta Wind Portfolio in August 2014.
Mark-to-market for economic hedging activities
Mark-to-market results for the years ended December 31, 2015, and 2014 represent the unrealized losses and gains, respectively, on forward contracts with an NRG subsidiary hedging the sale of power from the Elbow Creek wind facility extending through the end of 2015, as further described in Item 15 — Note 7, Accounting for Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements.
Operations and Maintenance Expense

	Conventional	Renewables	Thermal	Total
(In millions)
Year ended December 31, 2015	$30	$90	$51	$171
Year ended December 31, 2014	30	54	47	131
Operations and maintenance expense increased by $40 million during the year ended December 31, 2015, compared to the same period in 2014, driven by:

Acquisition of Alta Wind Portfolio in August 2014 and Spring Canyon in May 2015	$21
Acquisition of EME Assets, primarily in the Renewable segment	16
Other	3
$40
Other Costs of Operations
Other costs of operations increased by $24 million during the year ended December 31, 2015, compared to the same period in 2014, due primarily to an increase in property taxes resulting from the acquisitions of the Alta Wind Portfolio in August 2014 and the EME Assets in April 2014.

Depreciation and Amortization
Depreciation and amortization increased by $63 million during the year ended December 31, 2015, compared to the same period in 2014, due primarily to the acquisitions of the Alta Wind Portfolio in August 2014 and the EME Assets in April 2014.

Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $10 million during the year ended December 31, 2015, compared to the same period in 2014, due primarily to the acquisition of Desert Sunlight in June 2015 as well as the Elkhorn Ridge and San Juan Mesa projects, acquired as part of the EME Assets.
Interest Expense
Interest expense increased by $47 million during the year ended December 31, 2015, compared to the same period in 2014 due to:

(In millions)
Acquisition of Alta Wind Portfolio in August 2014	$32
Issuance of the Senior Notes due 2024 in the third quarter of 2014, 2020 Convertible Notes in the second quarter of 2015, and the 2019 Convertible Notes in the first quarter of 2014	31
Acquisition of EME Assets in April 2014	3
Repricing of project-level financing arrangements and principal repayments	(9)
Changes in the fair value of interest rate swaps	(10)
$47

Income Tax Expense
For the year ended December 31, 2015, the Company recorded income tax expense of $12 million on pretax income of $67 million. For the same period in 2014, the Company recorded income tax expense of $4 million on pretax income of $103 million. For the years ended December 31, 2015, and 2014 the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its interest in NRG Yield LLC and PTCs derived from certain wind generation facilities.
Income Attributable to Noncontrolling Interests
For the year ended December 31, 2015, the Company had income of $56 million attributable to NRG's interest in the Company and a loss of $14 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method. For the year ended December 31, 2014, the Company had income of $48 million attributable to NRG's interest in the Company.

Consolidated Results of Operations
2014 compared to 2013
The following table provides selected financial information:

	Year ended December 31,
(In millions, except otherwise noted)	2014	2013	Change %
Operating Revenues
Energy and capacity revenues	$773	$388	99
Contract amortization	(29)	(1)	N/M
Mark-to-market economic hedging activities	2	—	100
Total operating revenues	746	387	93
Operating Costs and Expenses
Cost of fuels	89	68	31
Operations and maintenance	131	66	98
Other cost of operations	46	14	229
Depreciation and amortization	202	74	173
General and administrative — affiliate	8	7	14
Acquisition-related transaction and integration costs	4	—	100
Total operating costs and expenses	480	229	110
Operating Income	266	158	68
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	25	22	14
Other income, net	3	3	—
Interest expense	(191)	(52)	267
Total other expense, net	(163)	(27)	504
Income Before Income Taxes	103	131	(21)
Income tax expense	4	8	(50)
Net Income	99	123	(20)
Less: Pre-acquisition net income of Drop Down Assets	35	14	150
Net Income Excluding Pre-acquisition Net Income of Drop Down Assets	64	109	(41)
Less: Predecessor income prior to initial public offering on July 22, 2013	—	54	(100)
Less: Net income attributable to noncontrolling interests	48	42	14
Net Income Attributable to NRG Yield, Inc.	$16	$13	23

	Year ended December 31,
Business metrics:	2014	2013
Renewable MWh sold (in thousands) (a)	3,977	1,221
Thermal MWt sold (in thousands)	2,060	1,679
Thermal MWh sold (in thousands)	205	139

(a) Volumes sold do not include the MWh generated by the Company's equity method investments.
N/M - Not meaningful.

Management’s discussion of the results of operations for the years ended December 31, 2014, and 2013
Economic Gross Margin

	Conventional	Renewables	Thermal	Total
(In millions)
Year ended December 31, 2014
Energy and capacity revenues	$321	$255	$197	$773
Cost of fuels	(2)	(1)	(86)	(89)
Economic gross margin	$319	$254	$111	$684

Year ended December 31, 2013
Energy and capacity revenues	$138	$97	$153	$388
Cost of fuels	(5)	—	(63)	(68)
Economic gross margin	$133	$97	$90	$320
Economic gross margin increased by $364 million during the year ended December 31, 2014, compared to the same period in 2013, driven by:

Conventional:
Marsh Landing and El Segundo reaching commercial operations in 2013	$109
Acquisition of EME Assets (Walnut Creek)	77
Renewable:
Acquisition of EME Assets (Wind)	85
Acquisition of Alta Wind Portfolio in August 2014	64
Kansas South, TA High Desert and Borrego facilities reaching commercial operations in 2013	6
Other	2
Thermal:
Acquisition of Energy Systems in December 2013	15
Repowering of Dover facilities in the second quarter of 2013, and increased generation at other Thermal facilities due to weather conditions in the first quarter of 2014	6
$364
Contract amortization
Contract amortization increased by $28 million during the year ended December 31, 2014, compared to the same period in 2013, primarily due to the amortization of the PPAs acquired in the acquisitions of the Alta Wind Portfolio in August 2014 and the EME Assets in April 2014.
Mark-to-market for economic hedging activities
Mark-to-market results for the year ended December 31, 2014, represent the unrealized gains on forward contracts with an NRG subsidiary hedging the sale of power from the Elbow Creek wind facility extending through the end of 2015, as further described in Item 15 — Note 7, Accounting for Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements.
Operations and Maintenance Expense

	Conventional	Renewables	Thermal	Total
(In millions)
Year ended December 31, 2014	$30	$54	$47	$131
Year ended December 31, 2013	11	14	41	66

Operations and maintenance expense increased by $65 million during the year ended December 31, 2014, compared to the same period in 2013, driven by:

Conventional:
Marsh Landing and El Segundo reaching commercial operations in 2013	$13
Acquisition of EME Assets (Walnut Creek)	6
Renewable:
Acquisition of EME Assets (Wind)	27
Acquisition of Alta Wind Portfolio in August 2014	11
Kansas South, TA High Desert and Borrego facilities reaching commercial operations in 2013	2
Thermal:
Acquisition of Energy Systems in December 2013	6
$65
Other Costs of Operations
Other costs of operations increased by $32 million during the year ended December 31, 2014, compared to the same period in 2013, primarily due to an increase in property taxes resulting from the acquisitions of the EME Assets in April 2014 and the Alta Wind Portfolio in August 2014, as well as Marsh Landing and El Segundo reaching commercial operations in 2013.
Depreciation and Amortization
Depreciation and amortization increased by $128 million during the year ended December 31, 2014, compared to the same period in 2013, due to:

(In millions)
Acquisition of the EME Assets	$54
Marsh Landing and El Segundo, which reached commercial operations in 2013	45
Acquisition of Alta Wind Portfolio in August 2014	23
Acquisition of Energy Systems in December 2013	4
Kansas South, TA High Desert and Borrego facilities reached commercial operations in 2013	2
$128
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $3 million during the year ended December 31, 2014, compared to the same period in 2013, due primarily to CVSR reaching commercial operations in 2013, partially offset by losses from San Juan Mesa, acquired with the EME Assets.
Interest Expense
Interest expense increased by $139 million during the year ended December 31, 2014, compared to the same period in 2013, due to:

(In millions)
Interest expense on the project-level debt assumed in the Alta Wind Portfolio acquisition in August 2014	$45
Issuance of Senior Notes due 2024 in August 2014, Convertible Notes due 2019 in March 2014 and, to a lesser extent, increased interest expense on the Company's revolving credit facility	30
Increase due to the acquisition of the EME Assets in April 2014	25
Increase in interest expense primarily related to Alpine interest rate swap	21
Increase in interest expense for the El Segundo and Marsh Landing projects which reached commercial operations in 2013	18
$139

Income Tax Expense
For the year ended December 31, 2014, the Company recorded income tax expense of $4 million on pretax income of $103 million. For the same period in 2013, the Company recorded income tax expense of $8 million on pretax income of $131 million. For the year ended December 31, 2014, the Company's overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its interest in NRG Yield LLC and PTCs generated from certain wind generation facilities. For the year ended December 31, 2013, the Company's overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its interest in NRG Yield LLC.
Income Attributable to Noncontrolling Interests
For the twelve months ended December 31, 2014 and 2013, the Company had income of $48 million and $42 million, respectively, attributable to NRG's interest in the Company.
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
Liquidity Position
As of December 31, 2015, and December 31, 2014, the Company's liquidity was approximately $292 million and $888 million, respectively, comprised of cash, restricted cash, and availability under the Company's revolving credit facility. The decrease primarily relates to increased borrowings under the revolving credit facility used to fund the acquisition of the November 2015 Drop Down Assets and the use of cash on hand to fund the acquisition of the January 2015 Drop Down Assets. The Company's various financing arrangements are described in Item 15 — Note 9, Long-term Debt, to the Consolidated Financial Statements. On June 26, 2015, the Company amended the revolving credit facility to, among other things, increase the availability from $450 million to $495 million. As of December 31, 2015, $306 million of borrowings and $56 million of letters of credit were outstanding.
Management believes that the Company's liquidity position, cash flows from operations and availability under its revolving credit facility will be adequate to meet the Company's financial commitments; debt service obligations; growth, operating and maintenance capital expenditures; and to fund dividends to holders of the Company's Class A common stock and Class C common stock. Management continues to regularly monitor the Company's ability to finance the needs of its operating, financing and investing activity within the dictates of prudent balance sheet management.
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
The following table summarizes the credit ratings for the Company and its Senior Notes as of December 31, 2015:

	S&P	Moody's
NRG Yield, Inc.	BB+	Ba2
5.375% Senior Notes, due 2024	BB+	Ba2
Sources of Liquidity
The Company's principal sources of liquidity include cash on hand, cash generated from operations, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. As described in Item 15 — Note 9, Long-term Debt, to the Consolidated Financial Statements, and above in Significant Events During the Year Ended December 31, 2015, and Significant Events During the Year Ended December 31, 2014, the Company's financing arrangements consist of the revolving credit facility, the 2019 Convertible Notes, the 2020 Convertible Notes, the Senior Notes and project-level financings for its various assets.

Recapitalization
As described above in Significant Events During the Year Ended December 31, 2015, effective May 14, 2015, NRG Yield, Inc. amended its certificate of incorporation to create two new classes of capital stock, Class C common stock and Class D common stock, and distributed shares of the Class C common stock and Class D common stock to holders of the Company's outstanding Class A common stock and Class B common stock, respectively, through a stock split.
The par value per share of the Company’s Class A common stock and Class B common stock remains unchanged at $0.01 per share after the effect of the stock split. Accordingly, the stock split was accounted for as a stock dividend. The Company recorded a transfer between retained earnings and common stock equal to the par value of each share of Class C common stock and Class D common stock that was issued. The Company also gave retroactive effect to prior period share and per share amounts in the Consolidated Financial Statements for the effect of the stock dividend, such that all periods are comparable.
In connection with the amendment described above, the ROFO Agreement was amended to make additional assets available to the Company should NRG choose to sell them, including (i) two natural gas facilities totaling 795 MW of net capacity that are expected to reach COD in 2017 and 2020, (ii) an equity interest in a wind portfolio that includes wind facilities totaling approximately 934 MW of net capacity, the majority of which was sold to the Company on November 3, 2015, and (iii) up to $250 million of equity interests in one or more residential or distributed solar generation portfolios developed by affiliates of NRG.
On June 29, 2015, NRG Yield, Inc. issued 28,198,000 shares of Class C common stock for net proceeds of $599 million, net of underwriting discounts and commissions of $21 million. The Company utilized the proceeds of the offering to acquire 28,198,000 additional Class C units of NRG Yield LLC and, as a result, it currently owns 53.3% of the economic interests of NRG Yield LLC, with NRG retaining 46.7% of the economic interests of NRG Yield LLC. Additionally, on June 29, 2015, the Company completed an offering of $287.5 million aggregate principal amount of 3.25% Convertible Notes due 2020, which proceeds were subsequently lent to NRG Yield LLC.
Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Item 15 — Note 9, Long-term Debt, to the Consolidated Financial Statements; (ii) capital expenditures; (iii) acquisitions and investments; and (iv) cash dividends to investors.

Debt Service Obligations
Principal payments on debt as of December 31, 2015, are due in the following periods:

Description	2016	2017	2018	2019	2020	There-after	Total
	(In millions)
NRG Yield, Inc. Convertible Notes, due 2019	$—	$—	$—	$345	$—	$—	$345
NRG Yield, Inc. Convertible Notes, due 2020	—	—	—	—	287	—	287
NRG Yield Operating LLC Senior Notes, due 2024	—	—	—	—	—	500	500
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility, due 2019	—	—	—	306	—	—	306
Total Corporate-level debt	—	—	—	651	287	500	1,438
Project-level debt:
Alta Wind I, lease financing arrangement, due 2034	10	11	11	12	12	196	252
Alta Wind II, lease financing arrangement, due 2034	7	8	8	8	9	158	198
Alta Wind III, lease financing arrangement, due 2034	7	8	8	8	9	166	206
Alta Wind IV, lease financing arrangement, due 2034	5	5	5	5	6	107	133
Alta Wind V, lease financing arrangement, due 2035	7	8	8	8	9	173	213
Alta Realty Investments, due 2031	1	1	2	2	1	26	33
Alta Wind Asset Management, due 2031	1	1	1	1	1	14	19
Alpine, due 2022	9	9	8	8	8	112	154
Avra Valley, due 2031	3	3	3	3	4	44	60
Blythe, due 2028	2	2	1	2	1	13	21
Borrego, due 2025 and 2038	3	3	3	3	3	57	72
El Segundo Energy Center, due 2023	42	43	48	49	53	250	485
Energy Center Minneapolis, due 2017 and 2025	12	13	7	11	11	54	108
Kansas South, due 2031	2	2	2	2	2	23	33
Laredo Ridge, due 2028	5	5	5	5	6	78	104
Marsh Landing, due 2017 and 2023	48	52	55	57	60	146	418
Other	2	—	—	—	—	—	2
PFMG and related subsidiaries financing agreement, due 2030	2	1	1	2	1	22	29
Roadrunner, due 2031	3	3	3	3	2	26	40
South Trent Wind, due 2020	5	4	4	4	45	—	62
TA High Desert, due 2020 and 2032	3	3	3	3	3	37	52
Tapestry Wind, due 2021	9	10	11	11	11	129	181
Viento, due 2023	11	13	16	18	16	115	189
Walnut Creek, due 2023	41	43	45	47	49	126	351
WCEP Holdings, due 2023	1	1	2	4	4	34	46
Total project-level debt	241	252	260	276	326	2,106	3,461
Total debt	$241	$252	$260	$927	$613	$2,606	$4,899
Capital Expenditures
The Company's capital spending program is focused on maintenance capital expenditures, or costs to maintain the assets currently operating such as costs to replace or refurbish assets during routine maintenance, and growth capital expenditures or construction of new assets and completing the construction of assets where construction is in process. The Company develops annual capital spending plans based on projected requirements for maintenance and growth capital. For the years ended December 31, 2015, 2014, and 2013, the Company used approximately $29 million, $33 million, and $353 million, respectively, to fund capital expenditures, including maintenance capital expenditures of $20 million, $8 million and $8 million, respectively. Growth capital expenditures in 2014 and 2013 primarily related to the construction of the Company’s solar generating assets, Marsh Landing and El Segundo.

In January 2015, El Segundo experienced a steam turbine water intrusion resulting in a forced outage on Units 5 and 6.  The units returned to service in April 2015. The Company completed a root cause analysis and has implemented steps to prevent a recurrence of the event. The Company reviewed the financial impact of repair costs and lost capacity revenue and collected approximately $4 million of insurance proceeds in the fourth quarter of 2015.
Acquisitions
The Company intends to acquire generation assets developed and constructed by NRG in the future, as well as generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its CAFD.  See Significant Events During the Year Ended December 31, 2015, above for a description of the acquisitions and investments that have taken place during the year ended December 31, 2015.
Cash Dividends to Investors
The Company intends to use the amount of cash that it receives from its distributions from NRG Yield LLC to pay quarterly dividends to the holders of its Class A common stock and Class C common stock. NRG Yield LLC intends to distribute to its unit holders in the form of a quarterly distribution all of the CAFD that is generated each quarter, less reserves for the prudent conduct of the business, including among others, maintenance capital expenditures to maintain the operating capacity of the assets. CAFD is defined as net income before interest expense, income taxes, depreciation and amortization, plus cash distributions from unconsolidated affiliates, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness and changes in other assets. Dividends on the Class A common stock and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
The following table lists the dividends paid on the Company's Class A common stock and Class C common stock during the year ended December 31, 2015:

	Fourth Quarter 2015	Third Quarter 2015	Second Quarter 2015	First Quarter 2015
Dividends per Class A share	$0.215	$0.21	$0.20	$0.39
Dividends per Class C share	$0.215	$0.21	$0.20	N/A
On February 17, 2016, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.225 per share payable on March 15, 2016, to stockholders of record as of March 1, 2016.

Cash Flow Discussion
Year Ended December 31, 2015, Compared to Year Ended December 31, 2014
The following table reflects the changes in cash flows for the year ended December 31, 2015, compared to 2014:

Year ended December 31,	2015	2014	Change
(In millions)
Net cash provided by operating activities	$373	$310	$63
Net cash used in investing activities	(1,118)	(1,033)	(85)
Net cash provided by financing activities	427	1,093	(666)
Net Cash Provided By Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Higher net distributions from unconsolidated affiliates for the period ending December 31, 2015, compared to the same period in 2014	$24
Increase in operating income adjusted for non-cash items and changes in working capital	39
$63
Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Payments to acquire businesses, net of cash acquired (primarily the Alta acquisition in 2014)	$864
Higher payments made to acquire Drop Down Assets in 2015 compared to payments made in 2014	(387)
Decrease in capital expenditures due to several projects being placed in service in early 2014	4
Changes in restricted cash primarily due to cash transfers in connection with higher debt principal payments in 2015	(50)
Increase in net investments in unconsolidated affiliates in 2015, compared to 2014, primarily due to the investment in Desert Sunlight made in 2015	(367)
Proceeds from renewable energy grants in 2014	(137)
Other	(12)
$(85)
Net Cash Provided By Financing Activities

Changes in net cash provided by financing activities were driven by:	(In millions)
Lower contributions from tax equity investors in 2015	$(68)
Lower payments of dividends and returns of capital to NRG, partially offset by contributions from NRG in 2014	250
Lower net proceeds from Class C equity offering on June 29, 2015, compared to the net proceeds from Class A equity offering on July 29, 2014	(31)
Increase in debt payments, as well as a decrease in proceeds from long-term debt in 2015, compared to 2014	(802)
Increase in dividends and distributions paid	(38)
Decrease in debt issuance costs due to lower borrowings in 2015	23
$(666)

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013
The following table reflects the changes in cash flows for the year ended December 31, 2014, compared to 2013:

Year ended December 31,	2014	2013	Change
(In millions)
Net cash provided by operating activities	$310	$120	$190
Net cash used in investing activities	(1,033)	(515)	(518)
Net cash provided by financing activities	1,093	432	661
Net Cash Provided By Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase in operating income due to El Segundo, Marsh Landing and a number of the Renewable projects being placed in service in 2013, as well as the acquisitions of the Alta Wind Portfolio and the EME Assets, adjusted for non-cash charges	$140
Higher net distributions from unconsolidated affiliates for the period ending December 31, 2014, compared to the same period in 2013	11
Decreased working capital requirements due to assets placed in service in 2013	39
$190
Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Increase in cash paid for Alta Wind Portfolio in 2014 compared to cash paid for Energy Systems in 2013	$(781)
Payment to NRG for Drop Down Assets, net of cash acquired	(311)
Decrease in capital expenditures for El Segundo, Marsh Landing and some Renewable projects, as the assets were placed in service in 2013	320
Decrease in restricted cash, primarily for Marsh Landing, Borrego, Alta Wind Portfolio, El Segundo, Alpine and High Desert	92
Increase in notes receivable, including affiliates	(2)
Increase in proceeds from renewable grants in 2014 compared to 2013	112
Decrease in investments in unconsolidated affiliates in 2014 compared to 2013	41
Other	11
$(518)
Net Cash Provided By Financing Activities

Changes in net cash provided by financing activities were driven by:	(In millions)
Decrease in dividends and returns of capital to NRG, net of change in cash contributions from NRG	$248
Contributions from tax equity investors in 2014	190
Increase in proceeds from the issuance of Class A common stock on July 29, 2014, compared to the prior year initial public offering	162
Increase in dividends paid in 2014 compared to 2013	(86)
Increase in cash received from issuance of Senior Notes and other long-term debt, partially offset by higher principal payments in 2014 compared to 2013	178
Increase in cash paid for deferred financing costs	(31)
$661

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
As of December 31, 2015, the Company has a cumulative federal NOL carry forward balance of $519 million for financial statement purposes, which will begin expiring in 2033, and does not anticipate any federal income tax payments for 2016. As a result of the Company's tax position, and based on current forecasts, the Company does not anticipate significant income tax payments for state and local jurisdictions in 2016. Based on the Company's current and expected NOL balances generated primarily by accelerated tax depreciation of its property, plant and equipment, the Company does not expect to pay significant federal income tax for a period of approximately nine years.
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
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of December 31, 2015, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. NRG DGPV Holdco 1 LLC, NRG RPV Holdco 1 LLC and GenConn are variable interest entities for which the Company is not the primary beneficiary.
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $842 million as of December 31, 2015. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company. See also Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
The Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs. The following table summarizes the Company's contractual obligations. See Item 15 — Note 9, Long-term Debt, and Note 15, Commitments and Contingencies, to the Consolidated Financial Statements for additional discussion.

	By Remaining Maturity at December 31,
	2015					2014
Contractual Cash Obligations	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
	(In millions)
Long-term debt (including estimated interest)	$409	$836	$1,781	$2,902	$5,928	$7,353
Operating leases	12	18	17	135	182	203
Fuel purchase and transportation obligations	12	9	6	21	48	53
Other liabilities	9	18	16	62	105	118
Total	$442	$881	$1,820	$3,120	$6,263	$7,727
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

The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at December 31, 2015, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at December 31, 2015. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item 15 — Note 6, Fair Value of Financial Instruments, to the Consolidated Financial Statements.

Derivative Activity (Losses)/Gains	(In millions)
Fair value of contracts as of December 31, 2014	$(125)
Contracts realized or otherwise settled during the period	64
Changes in fair value	(39)
Fair Value of contracts as of December 31, 2015	$(100)

	Fair Value of contracts as of December 31, 2015
	Maturity
Fair Value Hierarchy Losses	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$(39)	$(38)	$(15)	$(8)	$(100)
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
The Company's significant accounting policies are summarized in Item 15 — Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's critical accounting policies include income taxes and valuation allowance for deferred tax assets, impairment of long lived assets and other intangible assets, and acquisition accounting.

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

Income Taxes and Valuation Allowance for Deferred Tax Assets
In assessing the recoverability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The realization of deferred tax assets is primarily dependent upon earnings in federal and various state and local jurisdictions.
The Company's operating entities, as former subsidiaries of NRG, continue to be under audit for multiple years by taxing authorities in other jurisdictions. Considerable judgment is required to determine the tax treatment of a particular item that involves interpretations of complex tax laws. The project-level entities, as former subsidiaries of NRG, are subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state and local jurisdictions. NRG is no longer subject to U.S. federal income tax examinations for years prior to 2012. With few exceptions, state and local income tax examinations are no longer open for years before 2009.
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
Recent Accounting Developments
See Item 15 — Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for a discussion of recent accounting developments.

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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would cause a change of approximately $2 million in the net value of derivatives as of December 31, 2015.
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
Most of the Company's project subsidiaries enter into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. See Item 15 — Note 9, Long-term Debt, to the Consolidated Financial Statements for more information about interest rate swaps of the Company's project subsidiaries.
If all of the above swaps had been discontinued on December 31, 2015, the Company would have owed the counterparties $101 million. Based on the investment grade rating of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of December 31, 2015, a 1% change in interest rates would result in an approximately $3 million change in interest expense on a rolling twelve month basis.
As of December 31, 2015, the fair value of the Company's debt was $4,745 million and the carrying value was $4,863 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $331 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including its principal executive officer, principal financial officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control — Integrated Framework (2013), the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2015, has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in its report which is included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NRG Yield, Inc.:
We have audited NRG Yield, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NRG Yield, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, NRG Yield, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NRG Yield, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016, expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Philadelphia, PA
February 29, 2016

Item 9B — Other Information
On February 23, 2016, the Company filed a Certificate of Correction of the Company’s Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The Certificate of Correction was filed to clarify that the voting standards for director election and director removal are based on the proportion of “votes entitled to be cast” by the holders of the Company’s common stock, which is consistent with the voting scheme adopted by the Company's stockholders at the annual stockholder meeting approving the Recapitalization. The Certificate of Correction became effective upon filing.
A copy of the Certificate of Correction, as filed with the Secretary of State of the State of Delaware on February 23, 2016, is attached as Exhibit 3.3 to this Annual Report on Form 10-K and is incorporated herein by reference.
Also on February 23, 2016, the Company's Third Amended and Restated Bylaws became effective. The Third Amended and Restated Bylaws were adopted to clarify that a quorum for stockholder meetings is based on a majority of the voting power of the capital stock of the Company.
A copy of the Third Amended and Restated Bylaws is attached as Exhibit 3.4 to this Annual Report on Form 10-K and is incorporated herein by reference.
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
John F. Chlebowski has served as Interim Chairman of the Board since December 2015 and a director since July 2013. Mr. Chlebowski had been a director of NRG from December 2003 to July 2013. Mr. Chlebowski served as the President and Chief Executive Officer of Lakeshore Operating Partners, LLC, a bulk liquid distribution firm, from March 2000 until his retirement in December 2004. From July 1999 until March 2000, Mr. Chlebowski was a senior executive and cofounder of Lakeshore Liquids Operating Partners, LLC, a private venture firm in the bulk liquid distribution and logistics business, and from January 1998 until July 1999, he was a private investor and consultant in bulk liquid distribution. From 1994 until 1997, he was the President and Chief Executive Officer of GATX Terminals Corporation, a subsidiary of GATX Corporation. Prior to that, he served as Vice President of Finance and Chief Financial Officer of GATX Corporation from 1986 to 1994. Mr. Chlebowski is a director of First Midwest Bancorp Inc. and the Non-Executive Chairman of SemGroup Corporation. Mr. Chlebowski also served as a director of Laidlaw International, Inc. from June 2003 until October 2007, SpectraSite, Inc. from June 2004 until August 2005, and Phosphate Resource Partners Limited Partnership from June 2004 until August 2005. Mr. Chlebowski’s extensive leadership and financial expertise, as a result of his position as a former chief executive officer and his service on several boards of companies involved in the restructuring or recovery of their core business, enable him to contribute to the board of directors' significant managerial, strategic, and financial oversight skills. Furthermore, Mr. Chlebowski’s service on other public boards, notably as a non-executive Chairman, provides valuable insight into the application of various governance principals to the Company’s board of directors.
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

Mauricio Gutierrez has served as Interim President and Chief Executive Officer since December 2015, and a director since the Company's formation in December 2012.  From December 2012 to December 2015, Mr. Gutierrez was the Executive Vice President and Chief Operating Officer of the Company.  Mr. Gutierrez has also served as President and Chief Executive Officer of NRG since December 2015.  Prior to December 2015, Mr. Gutierrez was the Executive Vice President and Chief Operating Officer of NRG from July 2010 to December 2015.  Mr. Gutierrez has been with NRG since August 2004 and served in multiple executive positions within NRG including Executive Vice President - Commercial Operations of NRG from January 2009 to July 2010 and Senior Vice President - Commercial Operations of NRG from March 2008 to January 2009.  Prior to joining NRG in August 2004, Mr. Gutierrez held various commercial positions within Dynegy, Inc.  Mr. Gutierrez’s knowledge of the Company’s assets, operations and businesses bring important experience and skills to the Company’s board of directors.
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
Executive Officers
For biographical information for Messrs. Gutierrez and Andrews, see above under “Directors.”
David Callen has served as Vice President and Chief Accounting Officer since March 2015. In this capacity, Mr. Callen is responsible for directing the Company's financial accounting and reporting activities. Mr. Callen also has served as Senior Vice President and Chief Accounting Officer of NRG since February 2016 and Vice President and Chief Accounting Officer from March 2015 to February 2016. Prior to this, Mr. Callen served as NRG's Vice President, Financial Planning & Analysis from November 2010 to March 2015. He previously served as Director, Finance from October 2007 through October 2010, Director, Financial Reporting from February 2006 through October 2007, and Manager, Accounting Research from September 2004 through February 2006. Prior to NRG, Mr. Callen was an auditor for KPMG LLP in both New York City and Tel Aviv Israel from October 1996 through April 2001.
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
Code of Ethics
The Company has adopted a code of ethics entitled "NRG Yield Code of Conduct" that applies to directors and officers of the Company. It may be accessed through the "Corporate Governance" section of the Company's website at http://www.nrgyield.com. The Company also elects to disclose the information required by Form 8-K, Item 5.05, "Amendments to the Registrant's Code of Ethics, or Waiver of a Provision of the Code of Ethics," through the Company's website, and such information will remain available on this website for at least a 12-month period. A copy of the "NRG Yield, Inc. Code of Conduct" is available in print to any stockholder who requests it.
Other information required by this Item will be incorporated by reference to the similarly named section of the Company's Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders.

Item 11 — Executive Compensation
Information required by this Item will be incorporated by reference to the similarly named section of the Company's Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders - Class A common stock	25,746	$—	1,974,254
Equity compensation plans approved by security holders - Class C common stock	42,343	—	1,957,657
Equity compensation plans not approved by security holders	—	N/A	—
Total	68,089	$—	3,931,911

Other information required by this Item will be incorporated by reference to the similarly named section of the Company's Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be incorporated by reference to the similarly named section of the Company's Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders.
Item 14 — Principal Accounting Fees and Services
Information required by this Item will be incorporated by reference to the similarly named section of the Company's Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders.

PART IV
Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of NRG Yield, Inc. and related notes thereto, together with the reports thereon of KPMG LLP, are included herein:
Consolidated Statements of Income — Years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income — Years ended December 31, 2015, 2014 and 2013
Consolidated Balance Sheets — As of December 31, 2015 and 2014
Consolidated Statements of Cash Flows — Years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Stockholders' Equity — Years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
The following schedules of NRG Yield, Inc. are filed as part of Item 15 of this report and should be read in conjunction with the Consolidated Financial Statements:
NRG Yield, Inc. Financial Statements for the year ended December 31, 2015, 2014 and 2013, are included in NRG Yield, Inc.'s Annual Report on Form 10-K pursuant to the requirements of Rule 5-04(c) of Regulation S-X
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted
(a)(3) Exhibits: See Exhibit Index submitted as a separate section of this report
(b) Exhibits
See Exhibit Index submitted as a separate section of this report
(c) Not applicable

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NRG Yield, Inc.:
We have audited the accompanying consolidated balance sheets of NRG Yield, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule “Schedule I. Condensed Financial Information of Registrant.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NRG Yield, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NRG Yield, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP
Philadelphia, PA
February 29, 2016

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(In millions, except per share amounts)	2015	2014 (a)	2013 (a)
Operating Revenues
Total operating revenues	$869	$746	$387
Operating Costs and Expenses
Cost of operations	312	266	148
Depreciation and amortization	265	202	74
General and administrative	12	8	7
Acquisition-related transaction and integration costs	3	4	—
Total operating costs and expenses	592	480	229
Operating Income	277	266	158
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	35	25	22
Other income, net	2	3	3
Loss on extinguishment of debt	(9)	—	—
Interest expense	(238)	(191)	(52)
Total other expense, net	(210)	(163)	(27)
Income Before Income Taxes	67	103	131
Income tax expense	12	4	8
Net Income	55	99	123
Less: Pre-acquisition net (loss) income of Drop Down Assets	(20)	35	14
Net Income Excluding Pre-acquisition Net (Loss) Income of Drop Down Assets	75	64	109
Less: Predecessor income prior to initial public offering on July 22, 2013	—	—	54
Less: Net income attributable to noncontrolling interests	42	48	42
Net Income Attributable to NRG Yield, Inc.	$33	$16	$13
Earnings Per Share Attributable to NRG Yield, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic and diluted	35	28	23
Weighted average number of Class C common shares outstanding - basic and diluted	49	28	23
Earnings per Weighted Average Class A and Class C Common Share - Basic and Diluted	$0.40	$0.30	$0.29
Dividends Per Class A Common Share	$1.015	$1.42	$0.23
Dividends Per Class C Common Share	$0.625	N/A	N/A

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2015	2014 (a)	2013 (a)
	(In millions)
Net Income	$55	$99	$123
Other Comprehensive (Loss) Income, net of tax
Unrealized (loss) gain on derivatives, net of income tax benefit (expense) of $10, $5, and ($16)	(8)	(61)	48
Other comprehensive (loss) income	(8)	(61)	48
Comprehensive Income	47	38	$171
Less: Predecessor comprehensive income prior to initial public offering on July 22, 2013	—	—	73
Less: Pre-acquisition net (loss) income of Drop Down Assets	(20)	35	14
Less: Comprehensive income (loss) attributable to noncontrolling interests	52	(4)	69
Comprehensive Income Attributable to NRG Yield Inc.	$15	$7	$15

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014 (a)
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$111	$429
Restricted cash	48	47
Accounts receivable — trade	95	90
Accounts receivable — affiliate	—	28
Inventory	35	32
Derivative instruments — affiliate	—	2
Notes receivable	7	6
Prepayments and other current assets	22	22
Total current assets	318	656
Property, plant and equipment
In service	5,748	5,604
Under construction	9	9
Total property, plant and equipment	5,757	5,613
Less accumulated depreciation	(701)	(438)
Net property, plant and equipment	5,056	5,175
Other Assets
Equity investments in affiliates	798	410
Notes receivable	10	15
Intangible assets, net of accumulated amortization of $93 and $38	1,362	1,424
Derivative instruments	—	2
Deferred income taxes	170	134
Other non-current assets	61	44
Total other assets	2,401	2,029
Total Assets	$7,775	$7,860

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31, 2015	December 31, 2014 (a)
LIABILITIES AND STOCKHOLDERS’ EQUITY	(In millions, except share information)
Current Liabilities
Current portion of long-term debt	$241	$224
Accounts payable	23	22
Accounts payable — affiliate	85	46
Derivative instruments	39	52
Accrued expenses and other current liabilities	68	65
Total current liabilities	456	409
Other Liabilities
Long-term debt	4,562	4,697
Derivative instruments	61	77
Other non-current liabilities	64	52
Total non-current liabilities	4,687	4,826
Total Liabilities	5,143	5,235
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 182,848,000 shares issued and outstanding (Class A 34,586,250, Class B 42,738,750, Class C 62,784,250, Class D 42,738,750) at December 31, 2015 and 154,650,000 shares issued and outstanding (Class A 34,586,250, Class B 42,738,750, Class C 34,586,250, Class D 42,738,750) at December 31, 2014	1	—
Additional paid-in capital	1,855	1,240
Retained earnings	12	3
Accumulated other comprehensive loss	(27)	(9)
Noncontrolling interest	791	1,391
Total Stockholders' Equity	2,632	2,625
Total Liabilities and Stockholders' Equity	$7,775	$7,860

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014 (a)	2013 (a)
	(In millions)
Cash Flows from Operating Activities
Net income	$55	$99	$123
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of equity in earnings of unconsolidated affiliates	29	5	(6)
Depreciation and amortization	265	202	74
Amortization of financing costs and debt discount/premiums	16	10	4
Amortization of intangibles and out-of-market contracts	54	28	1
Adjustment for debt extinguishment	9	—	—
Change in deferred income taxes	12	4	8
Changes in derivative instruments	(45)	(14)	(21)
Changes in other working capital	(22)	(24)	(63)
Net Cash Provided by Operating Activities	373	310	120
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(37)	(901)	(120)
Acquisition of Drop Down Assets, net of cash acquired	(698)	(311)	—
Capital expenditures	(29)	(33)	(353)
(Increase) decrease in restricted cash	(1)	49	(43)
Decrease in notes receivable, including affiliates	7	8	10
Proceeds from renewable energy grants	—	137	25
Net investments in unconsolidated affiliates	(360)	7	(34)
Other	—	11	—
Net Cash Used in Investing Activities	(1,118)	(1,033)	(515)
Cash Flows from Financing Activities
Contributions from tax equity investors	122	190	—
Capital contributions from NRG	—	2	171
Distributions and return of capital to NRG prior to the acquisition of Drop Down Assets and IPO	(38)	(290)	(707)
Proceeds from the issuance of common stock	599	630	468
Payment of dividends and distributions	(139)	(101)	(15)
Proceeds from issuance of long-term debt	844	975	594
Payment of debt issuance costs	(13)	(36)	(5)
Payments for long-term debt — external	(948)	(277)	(72)
Payments for long-term debt — affiliate	—	—	(2)
Net Cash Provided by Financing Activities	427	1,093	432
Net (Decrease) Increase in Cash and Cash Equivalents	(318)	370	37
Cash and Cash Equivalents at Beginning of Period	429	59	22
Cash and Cash Equivalents at End of Period	$111	$429	$59

Supplemental Disclosures
Interest paid, net of amount capitalized	$(251)	$(180)	$(63)
Non-cash investing and financing activities:
Additions (reductions) to fixed assets for accrued capital expenditures	1	(21)	1
Decrease to fixed assets for accrued grants	—	—	(207)
Decrease to fixed assets for deferred tax asset	—	—	(12)
Non-cash addition to additional paid-in capital for change in tax basis of property, plant and equipment for assets acquired from NRG	38	(14)	153
Non-cash return of capital and distributions to NRG, net of contributions	$(22)	$1,021	$4

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Members' Equity	Total Members'/Stockholders' Equity
Balances at December 31, 2012 (a)	$—	$—	$—	$—	$—	$—	$1,002	$1,002
Members' equity - Acquired Drop Down Assets	—	—	—	—	—	—	240	240
Balances at December 31, 2012	—	—	—	—	—	—	1,242	1,242
Net income	—	—	—	—	—	—	54	54
Pre-acquisition net loss of acquired Drop Down Assets	—	—	—	—	—	—	(3)	(3)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	38	38
Capital contributions from NRG, cash	—	—	—	—	—	—	171	171
Capital contributions from NRG, non-cash	—	—	—	—	—	—	66	66
Dividends and return of capital to NRG, cash	—	—	—	—	—	—	(312)	(312)
Dividends and return of capital to NRG, non-cash	—	—	—	—	—	—	(33)	(33)
Balance as of July 22, 2013	$—	$—	$—	$—	$—	$—	$1,223	$1,223
Net income	—	—	—	13	—	42	—	55
Pre-acquisition net income of acquired Drop Down Assets (c)	—	—	—	—	—	17	—	17
Unrealized (loss) gain on derivatives, net	—	—	—	—	(3)	9	—	6
Capital contributions from NRG, non-cash	—	—	—	—	—	14	—	14
Distributions and return of capital to NRG, cash	—	—	—	—	—	—	(395)	(395)
Transfer of predecessors' equity to noncontrolling interest	—	—	—	—	3	825	(828)	—
Reduction to non-controlling interest, non-cash	—	—	—	—	—	(43)	—	(43)
Common shares issued in public offering	—	—	468	—	—	—	—	468
Adjustment for change in tax basis of property, plant and equipment, non-cash	—	—	153	—	—	—	—	153
Common stock dividends	—	—	—	(5)	—	(10)	—	(15)
Balances at December 31, 2013	$—	$—	$621	$8	$—	$854	$—	$1,483
Net income	—	—	—	16	—	48	—	64
Pre-acquisition net income of acquired Drop Down Assets (c)	—	—	—	—	—	35	—	35
Unrealized loss on derivatives, net of tax (c)	—	—	—	—	(9)	(52)	—	(61)
Payment for June 2014 Drop Down Assets	—	—	—	—	—	(357)	—	(357)
Capital contributions from NRG, non-cash (b)	—	—	—	—	—	1,021	—	1,021
Distributions and returns of capital to NRG net of contributions, cash (c)	—	—	—	—	—	(288)	—	(288)
Capital contributions from tax equity investors	—	—	—	—	—	190	—	190
Proceeds from the issuance of Class A common stock	—	—	630	—	—	—	—	630
Non-cash adjustment for change in tax basis of property, plant and equipment	—	—	(14)	—	—	—	—	(14)
Equity portion of the Convertible Notes due 2019	—	—	23	—	—	—	—	23
Common stock dividends	—	—	(20)	(21)	—	(60)	—	(101)
Balances at December 31, 2014	$—	$—	$1,240	$3	$(9)	$1,391	$—	$2,625
Net income	—	—	—	33	—	42	—	75
Pre-acquisition net loss of acquired Drop Down Assets	—	—	—	—	—	(20)	—	(20)
Unrealized loss on derivatives, net of tax	—	—	—	—	(18)	10	—	(8)
Payment for January 2015 Drop Down Assets	—	—	—	—	—	(489)	—	(489)
Payment for November 2015 Drop Down Assets	—	—	—	—	—	(209)	—	(209)
Capital contributions from tax equity investors	—	—	—	—	—	122	—	122
Noncontrolling interest acquired in Spring Canyon acquisition	—	—	—	—	—	74	—	74
Distributions and return of capital to NRG, cash	—	—	—	—	—	(38)	—	(38)
Distributions and return of capital to NRG, net of contributions, non-cash	—	—	—	—	—	(22)	—	(22)
Stock-based compensation	—	—	1	—	—	—	—	1
Proceeds from the issuance of Class C Common Stock	—	1	598	—	—	—	—	599
Non-cash adjustment for change in tax basis of property, plant and equipment	—	—	38	—	—	—	—	38
Equity portion of the Convertible Notes due 2021	—	—	23	—	—	—	—	23
Common stock dividends	—	—	(45)	(24)	—	(70)	—	(139)
Balance as of December 31, 2015	$—	$1	$1,855	$12	$(27)	$791	$—	$2,632

(a) As previously reported in the Company's audited financial statements for the year ended December 31, 2014, included in the Form 8-K dated May 22, 2015.
(b) Capital contributions from NRG, non-cash, primarily represent Drop Down Assets' equity transferred from NRG to the Company in accordance with guidance on business combinations between entities under common control, as further described in Note 1, Nature of Business.
(c) Retrospectively adjusted, as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business
NRG Yield, Inc., together with its consolidated subsidiaries, or the Company, is a dividend growth-oriented company formed by NRG as a Delaware corporation on December 20, 2012, to serve as the primary vehicle through which NRG owns, operates and acquires contracted renewable and conventional generation and thermal infrastructure assets. The Company used the net proceeds from its initial public offering of Class A common stock on July 22, 2013, to acquire 19,011,250 Class A units of NRG Yield LLC from NRG, as well as 3,500,000 Class A units directly from NRG Yield LLC. At the time of the offering, NRG owned 42,738,750 NRG Yield LLC Class B units. NRG Yield LLC, through its wholly owned subsidiary, NRG Yield Operating LLC, is a holder of a portfolio of renewable and conventional generation and thermal infrastructure assets, primarily located in the Northeast, Southwest and California regions of the U.S.
On July 29, 2014, the Company issued 12,075,000 shares of Class A common stock for net proceeds, after underwriting discount and expenses, of $630 million. The Company utilized the proceeds of the offering to acquire 12,075,000 additional Class A units of NRG Yield LLC. On May 14, 2015, the Company completed a stock split in connection with which each outstanding share of Class A common stock was split into one share of Class A common stock and one share of Class C common stock, and each outstanding share of Class B common stock was split into one share of Class B common stock and one share of Class D common stock. The stock split is referred to as the Recapitalization and all references to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retrospectively adjusted to reflect the Recapitalization. In addition, on June 29, 2015, the Company completed the issuance of 28,198,000 shares of Class C common stock for net proceeds of $599 million. See further discussion in Note 11, Stockholders' Equity.
The holders of the Company's issued and outstanding shares of Class A and Class C common stock are entitled to dividends as declared. NRG receives its distributions from NRG Yield LLC through its ownership of NRG Yield LLC Class B and Class D units.
The following table represents the structure of the Company as of December 31, 2015:

For the periods prior to the initial public offering, the accompanying combined financial statements represent the combination of the assets that NRG Yield LLC acquired and were prepared using NRG's historical basis in the assets and liabilities. For the purposes of the combined financial statements, the term "NRG Yield" represents the accounting predecessor, or the combination of the acquired businesses. For all periods subsequent to the initial public offering, the accompanying audited consolidated financial statements represent the consolidated results of the Company, which consolidates NRG Yield LLC through its controlling interest.
As of December 31, 2015, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW) (a)	Offtake Counterparty	Expiration
Conventional
El Segundo	100%	550	Southern California Edison	2023
GenConn Devon(b)	50%	95	Connecticut Light & Power	2040
GenConn Middletown (b)	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Pacific Gas and Electric	2023
Walnut Creek	100%	485	Southern California Edison	2023
		1,945
Utility Scale Solar
Alpine	100%	66	Pacific Gas and Electric	2033
Avenal (b)	50%	23	Pacific Gas and Electric	2031
Avra Valley	100%	26	Tucson Electric Power	2032
Blythe	100%	21	Southern California Edison	2029
Borrego	100%	26	San Diego Gas and Electric	2038
CVSR	48.95%	122	Pacific Gas and Electric	2038
Desert Sunlight 250	25%	63	Southern California Edison	2035
Desert Sunlight 300	25%	75	Pacific Gas and Electric	2040
Kansas South	100%	20	Pacific Gas and Electric	2033
Roadrunner	100%	20	El Paso Electric	2031
TA High Desert	100%	20	Southern California Edison	2033
		482
Distributed Solar
AZ DG Solar Projects	100%	5	Various	2025 - 2033
PFMG DG Solar Projects	51%	4	Various	2032
		9
Wind
Alta I	100%	150	Southern California Edison	2035
Alta II	100%	150	Southern California Edison	2035
Alta III	100%	150	Southern California Edison	2035
Alta IV	100%	102	Southern California Edison	2035
Alta V	100%	168	Southern California Edison	2035
Alta X (c)(d)	100%	137	Southern California Edison	2038
Alta XI (c)(d)	100%	90	Southern California Edison	2038
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Crosswinds	74.3%	16	Corn Belt Power Cooperative	2027
Elbow Creek	75%	92	NRG Power Marketing LLC	2022
Elkhorn Ridge	50.3%	41	Nebraska Public Power District	2029
Forward	75%	22	Constellation NewEnergy, Inc.	2017
Goat Wind	74.9%	113	Dow Pipeline Company	2025
Hardin	74.3%	11	Interstate Power and Light Company	2027
Laredo Ridge	100%	80	Nebraska Public Power District	2031
Lookout	75%	29	Southern Maryland Electric Cooperative	2030
Odin	74.9%	15	Missouri River Energy Services	2028
Pinnacle	100%	55	Maryland Department of General Services and University System of Maryland	2031
San Juan Mesa	56.3%	68	Southwestern Public Service Company	2025

Projects	Percentage Ownership	Net Capacity (MW) (a)	Offtake Counterparty	Expiration
Sleeping Bear	75%	71	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork	75%	14	PacifiCorp	2028
Spring Canyon II (c)	90.1%	29	Platte River Power Authority	2039
Spring Canyon III (c)	90.1%	25	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado	74.9%	121	Southwestern Public Service Company	2027
		1,999
Thermal
Thermal equivalent MWt(e)	100%	1,315	Various	Various
Thermal generation	100%	124	Various	Various

Total net capacity (excluding equivalent MWt) (f)		4,559

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of December 31, 2015.
(b) On September 30, 2015, the Company acquired NRG's remaining 0.05% for an immaterial amount.
(c) Projects are part of tax equity arrangements, as further described in Note 2, Summary of Significant Accounting Policies and Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities.
(d) PPA began on January 1, 2016.
(e) For thermal energy, net capacity represents MWt for steam or chilled water and excludes 134 MWt available under the right-to-use provisions contained in agreements between two of the Company's thermal facilities and certain of its customers.
(f) Total net capacity excludes capacity for RPV Holdco and DGPV Holdco, which are consolidated by NRG, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities.
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
The historical combined financial statements include allocations of certain NRG corporate expenses. Management believes the assumptions and methodology underlying the allocation of general corporate overhead expenses are reasonable. The allocated costs include legal, accounting, tax, treasury, information technology, insurance, employee benefit costs, and other corporate costs. However, such expenses may not be indicative of the actual level of expense that would have been incurred if the Company had operated as an independent, publicly-traded company during the period prior to the offering or of the costs expected to be incurred in the future. Allocations of NRG corporate expenses were $3 million for the period from January 1, 2013, through July 22, 2013. In connection with the initial public offering, the Company entered into a management services agreement with NRG for various services, including human resources, accounting, tax, legal, information systems, treasury, and risk management. Costs incurred by the Company under this agreement were $3 million for the period from July 23, 2013, through December 31, 2013, $6 million for the year ended December 31, 2014 and $8 million for the year ended December 31, 2015, which included certain direct expenses incurred by NRG on behalf of the Company.
For the period prior to the initial public offering, members' equity represents the combined equity of the Company's subsidiaries, including adjustments necessary to present the Company's financial statements as if the Company were in existence as of the beginning of the periods presented. Member's equity represents NRG's equity in the subsidiaries, and accordingly, in connection with the initial public offering, the historical equity balance as of that date was reclassified into noncontrolling interest. Subsequent to the initial public offering, stockholders' equity represents the equity associated with the Class A and Class C common stockholders, with the equity associated with the Class B and Class D common stockholders, or NRG, classified as noncontrolling interest.
As described in Note 3, Business Acquisitions, the Company has completed three acquisitions of Drop Down Assets from NRG during the years ended December 31, 2015, and December 31, 2014, as follows:

•
On November 3, 2015, the Company acquired 75% of the Class B interests of NRG Wind TE Holdco, or the November 2015 Drop Down Assets, for total cash consideration of $209 million. In February 2016, NRG made a final working capital payment of $2 million, reducing total cash consideration to $207 million. The Company is responsible for its pro-rata share of non-recourse project debt of $193 million and noncontrolling interest associated with a tax equity structure of $159 million (as of the acquisition date).

•
On January 2, 2015, the Company acquired the Laredo Ridge, Tapestry, and Walnut Creek projects, or the January 2015 Drop Down Assets, for total cash consideration of $489 million, plus assumed project-level debt of $737 million.

•	On June 30, 2014, the Company acquired the TA High Desert, Kansas South, and El Segundo projects from NRG for total cash consideration of $357 million plus assumed project level debt of $612 million.
The guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its consolidated financial statements and the notes to the consolidated financial statements to reflect the transfers as if they had taken place from the beginning of the financial statements period, or from the date the entities were under common control (if later than the beginning of the financial statements period), which was May 13, 2013 for Kansas South, March 28, 2013 for TA High Desert, and April 1, 2014 for the January 2015 Drop Down Assets and the majority of the November 2015 Drop Down Assets, and which represent the dates these entities were acquired by NRG. The recast did not affect net income attributable to NRG Yield, Inc., weighted average number of shares outstanding, earnings per common share, or dividends. With respect to the November 2015 Drop Down Asset acquisition, the Company has recorded all minority interests in NRG Wind TE Holdco as noncontrolling interest in the Consolidated Financial Statements for all periods presented.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company's consolidated and combined financial statements have been prepared in accordance with U.S. GAAP. The FASB ASC is the source of authoritative U.S. GAAP to be applied by nongovernmental entities. In addition, the rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.
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
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at project subsidiaries was $93 million and $74 million as of December 31, 2015, and 2014, respectively.
Restricted Cash
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company's projects that are restricted in their use. Of these funds as of December 31, 2015, approximately $2 million is designated for current debt service payments, $7 million is designated to fund operating expenses and $2 million is designated for distributions to the Company, with the remaining $37 million restricted for reserves including debt service, performance obligations and other reserves as well as capital expenditures.
Trade Receivables and Allowance for Doubtful Accounts
Trade receivables are reported on the balance sheet at the invoiced amount adjusted for any write-offs and the allowance for doubtful accounts. The allowance for doubtful accounts is reviewed periodically based on amounts past due and significance. The allowance for doubtful accounts was immaterial as of December 31, 2015, and 2014.
Inventory

Inventory consists principally of spare parts and fuel oil and is valued at the weighted average cost, unless evidence indicates that the weighted average cost will be recovered with a normal profit in the ordinary course of business. The Company removes fuel inventories as they are used in the production of steam, chilled water or electricity. Spare parts inventory are removed when they are used for repairs, maintenance or capital projects.
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
Investments accounted for by the equity method are reviewed for impairment in accordance with ASC 323, Investments-Equity Method and Joint Ventures, which requires that a loss in value of an investment that is other than a temporary decline should be recognized. The Company identifies and measures losses in the value of equity method investments based upon a comparison of fair value to carrying value.
Capitalized Interest
Interest incurred on funds borrowed to finance capital projects is capitalized, until the project under construction is ready for its intended use. The amount of interest capitalized for the year ended December 31, 2013, was $18 million. The Company recorded less than $1 million of capitalized interest during the years ended December 31, 2015, and 2014.
When a project is available for operations, capitalized interest is reclassified to property, plant and equipment and depreciated on a straight-line basis over the estimated useful life of the project's related assets.
Debt Issuance Costs
Debt issuance costs are capitalized and amortized as interest expense on a basis which approximates the effective interest method over the term of the related debt. As discussed below, as of December 31, 2015, the Company adopted ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and reclassified debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt in both the current and prior periods.
Intangible Assets
Intangible assets represent contractual rights held by the Company. The Company recognizes specifically identifiable intangible assets including customer contracts, customer relationships, power purchase agreements and development rights when specific rights and contracts are acquired. These intangible assets are amortized primarily on a straight-line basis.
Notes Receivable
Notes receivable consists of receivables related to the financing of required network upgrades. The notes issued with respect to network upgrades will be repaid within a 5 year period following the date each facility reaches commercial operations.

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
Revenue Recognition
Thermal Revenues
Steam and chilled water revenue is recognized based on customer usage as determined by meter readings taken at month-end. Some locations read customer meters throughout the month, and recognize estimated revenue for the period between meter read date and month-end. The Thermal Business subsidiaries collect and remit state and local taxes associated with sales to their customers, as required by governmental authorities. These taxes are presented on a net basis in the income statement.
Power Purchase Agreements, or PPAs
The majority of the Company’s revenues are obtained through PPAs or other contractual agreements. In order to determine lease classification as operating, the Company evaluates the terms of the PPA to determine if the lease includes any of the following provisions which would indicate capital lease treatment:
•Transfers the ownership of the generating facility,
•Bargain purchase option at the end of the term of the lease,
•Lease term is greater than 75% of the economic life of the generating facility, or

•	Present value of minimum lease payments exceeds 90% of the fair value of the generating facility at inception of the lease
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

Certain of these leases have no minimum lease payments and all of the rental income under these leases is recorded as contingent rent on an actual basis when the electricity is delivered. The contingent rental income recognized in the years ended December 31, 2015, 2014 and 2013 was $332 million, $212 million and $88 million, respectively.
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
The Company's primary derivative instruments are power sales contracts used to mitigate variability in earnings due to fluctuations in market prices, fuels purchase contracts used to control customer reimbursable fuel cost, and interest rate instruments used to mitigate variability in earnings due to fluctuations in interest rates. On an ongoing basis, the Company assesses the effectiveness of all derivatives that are designated as hedges for accounting purposes in order to determine that each derivative continues to be highly effective in offsetting changes in fair values or cash flows of hedged items. Internal analyses that measure the statistical correlation between the derivative and the associated hedged item determine the effectiveness of such a contract designated as a hedge. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting will be discontinued prospectively. In this case, the gain or loss previously deferred in accumulated OCI would be frozen until the underlying hedged item is delivered unless the transaction being hedged is no longer probable of occurring in which case the amount in OCI would be immediately reclassified into earnings. If the derivative instrument is terminated, the effective portion of this derivative deferred in accumulated OCI will be frozen until the underlying hedged item is delivered.
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
Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable, notes receivable and derivative instruments, which are concentrated within entities engaged in the energy and financial industry. These industry concentrations may impact the overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. In addition, many of the Company's projects have only one customer. However, the Company believes that the credit risk posed by industry concentration is offset by the diversification and creditworthiness of its customer base. See Note 6, Fair Value of Financial Instruments, for a further discussion of derivative concentrations and Note 12, Segment Reporting, for concentration of counterparties.
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

Upon initial recognition of a liability for an ARO, the asset retirement cost is capitalized by increasing the carrying amount of the related long-lived asset by the same amount. Over time, the liability is accreted to its future value, while the capitalized cost is depreciated over the useful life of the related asset. The Company's asset retirement obligations were $39 million and $29 million as of December 31, 2015, and 2014, respectively. The Company records AROs as part of other non-current liabilities on its balance sheet.
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
Investments Accounted for by the Equity Method
The Company has investments in nine energy projects accounted for by the equity method, three of which are VIEs, where the Company is not a primary beneficiary, and two of which are owned by a subsidiary that is consolidated as a VIE, as described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. The equity method of accounting is applied to these investments in affiliates because the ownership structure prevents the Company from exercising a controlling influence over the operating and financial policies of the projects. Under this method, equity in pre-tax income or losses of the investments is reflected as equity in earnings of unconsolidated affiliates.
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
Tax Equity Arrangements
Certain portions of the Company’s noncontrolling interests in subsidiaries represent third-party interests in the net assets under certain tax equity arrangements, which are consolidated by the Company, that have been entered into to finance the cost of wind facilities eligible for certain tax credits. Additionally, certain portions of the Company’s investments in unconsolidated affiliates reflect the Company’s interests in tax equity arrangements, that are not consolidated by the Company, that have been entered into to finance the cost of distributed solar energy systems under operating leases or PPAs eligible for certain tax credits. The Company has determined that the provisions in the contractual agreements of these structures represent substantive profit sharing arrangements. Further, the Company has determined that the appropriate methodology for calculating the noncontrolling interest and investment in unconsolidated affiliates that reflects the substantive profit sharing arrangements is a balance sheet approach utilizing the hypothetical liquidation at book value, or HLBV, method. Under the HLBV method, the amounts reported as noncontrolling interests and investment in unconsolidated affiliates represent the amounts the investors to the tax equity arrangements would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements, assuming the net assets of the funding structures were liquidated at their recorded amounts determined in accordance with U.S. GAAP. The investors’ interests in the results of operations of the funding structures are determined as the difference in noncontrolling interests and investment in unconsolidated affiliates at the start and end of each reporting period, after taking into account any capital transactions between the structures and the funds’ investors. The calculations utilized to apply the HLBV method include estimated calculations of taxable income or losses for each reporting period.

Reclassifications
Certain prior-year amounts have been reclassified for comparative purposes.
Recent Accounting Developments
ASU 2016-01 — In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU No. 2016-01. The amendments of ASU No. 2016-01 eliminate available-for-sale classification of equity investments and require that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be generally measured at fair value with changes in fair value recognized in net income.  Further, the amendments require that financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset.  The guidance in ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. The Company is currently evaluating the impact of the standard on the Company's results of operations, cash flows and financial position.
ASU 2015-17 — In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, or ASU No. 2015-17. The amendments of ASU No. 2015-17 require that deferred tax liabilities and assets, as well as any related valuation allowance, be presented as noncurrent in a classified statement of financial position. The guidance in ASU No. 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted. The Company adopted the standard for the year ended December 31, 2015, and elected to apply the amendments retrospectively. The adoption did not have any impact on the Company's results of operations, cash flows, or net assets.

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
ASU 2015-03 and ASU 2015-15 — In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU No. 2015-03. The amendments of ASU No. 2015-03 were issued to reduce complexity in the balance sheet presentation of debt issuance costs. ASU No. 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard. Additionally, in August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU No. 2015-15, as ASU No. 2015-03 did not specifically address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU No. 2015-15 allows an entity to continue to defer and present debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance in ASU No. 2015-03 and ASU No. 2015-15 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted ASU No. 2015-03 for the year ended December 31, 2015, which resulted in decreases to other assets and debt of $60 million and $64 million as of December 31, 2015, and December 31, 2014, respectively. The adoption of this standard had no impact on the Company's results of operations, cash flows or net assets.
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

ASU 2014-09 - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU No. 2014-09.  The amendments of ASU No. 2014-09 complete the joint effort between the FASB and the International Accounting Standards Board, or IASB, to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards, or IFRS, and to improve financial reporting.  The guidance in ASU No. 2014-09 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes the following steps to be applied by an entity: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies the performance obligation.  In August 2015, the FASB issued ASU 2015-14, which formally deferred the effective date by one year to make the guidance of ASU No. 2014-09 effective for annual reporting periods beginning after December 15, 2017, including interim reports therein. Early adoption is permitted, but not prior to the original effective date, which was for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the standard on the Company's results of operations, cash flows and financial position.
Note 3 — Business Acquisitions
2015 Acquisitions
November 2015 Drop Down Assets from NRG
On November 3, 2015, the Company acquired 75% of the Class B interests of NRG Wind TE Holdco, or the November 2015 Drop Down Assets, which owns a portfolio of 12 wind facilities totaling 814 net MW, from NRG for cash consideration of $209 million, subject to working capital adjustments. In February 2016, NRG made a final working capital payment of $2 million, reducing total cash consideration to $207 million. The Company is responsible for its pro-rata share of non-recourse project debt of $193 million and noncontrolling interest associated with a tax equity structure of $159 million (as of the acquisition date).
The Company funded the acquisition with borrowings from its revolving credit facility. The assets and liabilities transferred to the Company relate to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid and historical value of the entities' equity was recorded as a distribution from NRG with the offset to noncontrolling interest. Because the transaction constituted a transfer of net assets under common control, the guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control.
The Class A interests of NRG Wind TE Holdco are owned by a tax equity investor, or TE Investor, who receives 99% of allocations of taxable income and other items until the flip point, which occurs when the TE Investor obtains a specified return on its initial investment, at which time the allocations to the TE Investor change to 8.53%. The Company generally receives 75% of CAFD until the flip point, at which time the allocations to the Company of CAFD change to 68.60%. If the flip point has not occurred by a specified date, 100% of CAFD is allocated to the TE Investor until the flip point occurs. NRG Wind TE Holdco is a VIE and the Company is the primary beneficiary, through its position as managing member, and consolidates NRG Wind TE Holdco.
The following is a summary of assets and liabilities transferred in connection with the acquisition as of November 3, 2015:

NRG Wind TE Holdco
(In millions)
Current assets	$30
Property, plant and equipment	669
Non-current assets	177
Total assets	876

Debt	193
Other current and non-current liabilities	32
Total liabilities	225
Less: noncontrolling interest	282
Net assets acquired	$369

The following table presents the historical information summary combining the financial information for the November 2015 Drop Down Assets transferred in connection with the acquisition:

	December 31, 2014
	As Previously Reported		NRG Wind TE Holdco		As Currently Reported

Current assets	$590	(a)	$66		$656
Property, plant and equipment	4,466		709		5,175
Non-current assets	1,845	(a)(b)	184		2,029
Total assets	6,901		959		7,860

Debt	4,723	(b)	198		4,921
Other current and non-current liabilities	293		21		314
Total liabilities	5,016		219		5,235
Net assets	$1,885		$740	(c)	$2,625

(a) Retrospectively adjusted to reclassify deferred tax assets in accordance with ASU 2015-17, as further discussed in Note 2, Summary of Significant Accounting Policies.
(b) Retrospectively adjusted to reclassify deferred financing costs in accordance with ASU 2015-03, as further discussed in Note 2, Summary of Significant Accounting Policies.
(c) Net Assets for NRG Wind TE Holdco as of December 31, 2014, includes noncontrolling interest of $199 million attributable to the TE Investor and $135 million attributable to NRG.

	Year ended December 31, 2014
	As Previously Reported	NRG Wind TE Holdco	As Currently Reported

Total operating revenues	$689	$57	$746
Operating income	272	(6)	266
Net income	112	(13)	99

	Year ended December 31, 2013
	As Previously Reported	NRG Wind TE Holdco	As Currently Reported

Total operating revenues	$379	$8	$387
Operating income	167	(9)	158
Net income	132	(9)	123
Supplemental Pro Forma Information
As described above, the Company's acquisition of the November 2015 Drop Down Assets was accounted for as a transfer of entities under common control. The following unaudited supplemental pro forma information represents the results of operations as if the Company had acquired the November 2015 Drop Down Assets on January 1, 2014, including the impact of acquisition accounting with respect to NRG's acquisition of the projects, all of which were acquired by NRG on April 1, 2014, except for Elbow Creek. All net income or losses prior to the Company's acquisition of the projects is reflected as attributable to NRG and, accordingly, no pro forma impact to earnings per Class A and Class C common share was calculated.

(In millions)	For the year ended December 31, 2014

Operating revenues	$768
Net income	101
Since the acquisition date, the November 2015 Drop Down Assets contributed $14 million in operating revenues and $1 million in net income.

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
Spring Canyon — On May 7, 2015, the Company acquired a 90.1% interest in Spring Canyon II, a 32 MW wind facility, and Spring Canyon III, a 28 MW wind facility, each located in Logan County, Colorado, from Invenergy Wind Global LLC. The purchase price was funded with cash on hand. Power generated by Spring Canyon II and Spring Canyon III is sold to Platte River Power Authority under long-term PPAs, each with approximately 24 years of remaining contract life.
University of Bridgeport Fuel Cell — On April 30, 2015, the Company completed the acquisition of the University of Bridgeport Fuel Cell project in Bridgeport, Connecticut from FuelCell Energy, Inc. The project added an additional 1.4 MW of thermal capacity to the Company's portfolio, with a 12-year contract, with the option for a 7-year extension. The acquisition is reflected in the Company's Thermal segment.
January 2015 Drop Down Assets from NRG — On January 2, 2015, the Company acquired the following projects from NRG: (i) Laredo Ridge, an 80 MW wind facility located in Petersburg, Nebraska, (ii) Tapestry, which includes Buffalo Bear, a 19 MW wind facility in Buffalo, Oklahoma; Taloga, a 130 MW wind facility in Putnam, Oklahoma; and Pinnacle, a 55 MW wind facility in Keyser, West Virginia, and (iii)  Walnut Creek, a 485 MW natural gas facility located in City of Industry, California, for total cash consideration of $489 million, including $9 million for working capital, plus assumed project-level debt of $737 million. The Company funded the acquisition with cash on hand and drawings under its revolving credit facility. The assets and liabilities transferred to the Company relate to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid and the historical value of the entities' equity of $61 million, as well as $23 million of AOCL, was recorded as a distribution to NRG and reduced the balance of its noncontrolling interest. Since the transaction constituted a transfer of assets under common control, the guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. NRG acquired the majority of EME's assets, including Laredo Ridge, Tapestry and Walnut Creek, on April 1, 2014.
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

(In millions)	For the year ended December 31, 2014

Operating revenues	$772
Net income	92
Since the acquisition date, the January 2015 Drop Down Assets contributed $144 million in operating revenues and $44 million in net income.
2014 Acquisitions
Alta Wind Portfolio Acquisition — On August 12, 2014, the Company acquired 100% of the membership interests of Alta Wind Asset Management Holdings, LLC, Alta Wind Company, LLC, Alta Wind X Holding Company, LLC and Alta Wind XI Holding Company, LLC, which collectively own seven wind facilities that total 947 MW located in Tehachapi, California, and a portfolio of associated land leases, or the Alta Wind Portfolio. Power generated by the Alta Wind Portfolio is sold to Southern California Edison under long-term PPAs with 21 years of remaining contract life for Alta I-V. The Alta Wind X and XI PPAs began in 2016 with a term of 22 years and sold energy and renewable energy credits on a merchant basis during the years ending December 31, 2014, and 2015.

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
June 2014 Drop Down Assets — On June 30, 2014, the Company acquired from NRG: (i) El Segundo, a 550 MW fast-start, gas-fired facility located in Los Angeles County, California; (ii) TA High Desert, a 20 MW solar facility located in Los Angeles County, California; and (iii) Kansas South, a 20 MW solar facility located in Kings County, California. The Company paid total cash consideration of $357 million, which represents a base purchase price of $349 million and $8 million of working capital adjustments. In addition, the acquisition included the assumption of $612 million of project-level debt. The assets and liabilities transferred to the Company relate to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50. The difference between the cash proceeds and the historical value of the net assets was recorded as a distribution to NRG and reduced the balance of its noncontrolling interest. Since the transaction constituted a transfer of entities under common control, the guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the beginning of the financial statements period or the inception of common control (if later than the beginning of the financial statements period). Accordingly, the Company prepared its consolidated financial statements to reflect the transfer as if it had taken place from the beginning of the financial statements period.
2013 Acquisitions
Energy Systems — On December 31, 2013, NRG Energy Center Omaha Holdings, LLC, an indirect wholly owned subsidiary of NRG Yield LLC, acquired Energy Systems Company, or Energy Systems, for approximately $120 million. The acquisition was financed using cash on hand. Energy Systems is an operator of steam and chilled water thermal facilities that provides heating and cooling services to nonresidential customers in Omaha, Nebraska. The acquisition was recorded as a business combination under ASC 805, with identifiable assets acquired and liabilities assumed recorded at their fair values. The purchase price was primarily allocated to property, plant and equipment of $60 million, customer relationships of $59 million, and $1 million of working capital.

Note 4 — Property, Plant and Equipment
The Company’s major classes of property, plant, and equipment were as follows:

	December 31, 2015	December 31, 2014	Depreciable Lives
	(In millions)
Facilities and equipment	$5,597	$5,454	2 - 40 Years
Land and improvements	151	150
Construction in progress	9	9
Total property, plant and equipment	5,757	5,613
Accumulated depreciation	(701)	(438)
Net property, plant and equipment	$5,056	$5,175
Note 5 — Investments Accounted for by the Equity Method and Variable Interest Entities
Equity Method Investments
The following table summarizes the Company's equity method investments as of December 31, 2015:

Name	Economic Interest	Investment Balance
		(In millions)
Desert Sunlight	25%	291
GenConn(a)(b)	50%	110
CVSR	48.95%	101
Elkhorn Ridge(c)	50.3%	96
San Juan Mesa(c)	56.3%	80
NRG DGPV Holdco 1 LLC(d)	95%	71
NRG RPV Holdco 1 LLC(e)	95%	58
Avenal(b)	50%	(9)

(a) GenConn is a variable interest entity.
(b) The Company's interest in GenConn and Avenal increased from 49.95% to 50% on September 30, 2015.
(c) San Juan Mesa and Elkhorn Ridge are part of the TE Wind Holdco tax equity structure, as described below. San Juan Mesa and Elkhorn Ridge are owned 75% and 66.7%, respectively, by TE Wind Holdco. The Company owns 75% of the Class B interests in TE Wind Holdco.
(d) NRG DGPV Holdco 1 LLC is a tax equity structure and is a VIE. The related allocations are described below.
(e) NRG RPV Holdco 1 LLC is a tax equity structure and is a VIE. The related allocations are described below.

As of December 31, 2015 the Company had no undistributed earnings from its equity method investments. As of December 31, 2014, the Company had $17 million of undistributed earnings from its equity method investments.
The Company acquired its interest in Desert Sunlight on June 30, 2015, for $285 million, which resulted in a difference between the purchase price and the basis of the acquired assets and liabilities of $171 million. The difference is attributable to the fair value of the property, plant and equipment and power purchase agreements. The Company is amortizing the related basis difference to equity in earnings (losses) over the related useful life of the underlying assets acquired.
Non-recourse project-level debt of unconsolidated affiliates
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $842 million as of December 31, 2015.

Avenal — The Company owns a 50% equity interest in Avenal, which consists of three solar PV projects in Kings County, California totaling approximately 45 MWs. Eurus Energy owns the remaining 50% of Avenal. Power generated by the projects is sold under a 20-year PPA. On September 22, 2010, Avenal entered into a $35 million promissory note facility with the Company. Amounts drawn under the promissory note facility accrue interest at 4.5% per annum. Also, on September 22, 2010, Avenal entered into a $209 million financing arrangement with a syndicate of banks, or the Avenal Facility. As of December 31, 2015, and 2014, Avenal had outstanding $143 million and $107 million, respectively, under the Avenal Facility.
CVSR — In 2011, High Plains Ranch II, LLC, the direct owner of CVSR, entered into the CVSR Financing Agreement with the FFB to borrow up to $1.2 billion to fund the costs of constructing the solar facility. The CVSR Financing Agreement matures in 2037 and the loans provided by the FFB are guaranteed by the U.S. DOE. Amounts borrowed under the CVSR Financing Agreement accrue interest at a fixed rate based on U.S. Treasury rates plus a spread of 0.375% and are secured by the assets of CVSR. As of December 31, 2015, and 2014, $793 million and $815 million, respectively, were outstanding under the loan. The U.S. Treasury Department awarded cash grants on the CVSR project of $307 million ($285 million net of sequestration), which is approximately 75% of the cash grant amount for which the Company had applied. The cash grant proceeds were used to pay the outstanding balance of the bridge loan due in February 2014 and the remaining amount was used to pay a portion of the outstanding balance on the bridge loan due in August 2014. The remaining balance of the bridge loan due in August 2014 was paid by SunPower.
GenConn — GenConn has a $237 million project note with an interest rate of 4.73% and a maturity date of July 2041 and a 5-year, $35 million working capital facility that matures in 2018 which can be used to issue letters of credit at an interest rate of 1.875% per annum. As of December 31, 2015, $220 million was outstanding under the note and $14 million was drawn on the working capital facility. The note is secured by all of the GenConn assets.
In March 2015, GenConn entered into a settlement agreement relating to a lawsuit it filed against the electrical contractor responsible for the design and installation of the 5X and 6X circuits at the GenConn Middletown facility and one of its subcontractors. The results of the settlement agreement are not expected to have a material impact on the Company's results of operations, cash flows or financial position.
Desert Sunlight — Desert Sunlight 250 and Desert Sunlight 300 each entered into three distinct tranches of debt. As of December 31, 2015, and 2014, Desert Sunlight had total debt outstanding of $1.1 billion and $1.5 billion, respectively, under the three tranches.

The following tables present summarized financial information for the Company's significant equity method investments:

	Year Ended December 31,
	2015	2014	2013
Income Statement Data:	(In millions)
CVSR
Operating revenues	$83	$82	$47
Operating income	43	40	22
Net income	19	17	4
GenConn
Operating revenues	78	82	80
Operating income	40	40	44
Net income	28	28	31
Desert Sunlight
Operating revenues	206
Operating income	124
Net income	73

		As of December 31,
		2015	2014
Balance Sheet Data:		(In millions)
CVSR
Current assets		$98	$173
Non-current assets		917	868
Current liabilities		33	33
Non-current liabilities		775	799
GenConn
Current assets		36	33
Non-current assets		416	438
Current liabilities		16	20
Non-current liabilities		215	223
Desert Sunlight
Current assets		310
Non-current assets		1,435
Current liabilities		82
Non-current liabilities		1,086
Variable Interest Entities, or VIEs
Entities that are Consolidated
NRG Wind TE Holdco — On November 3, 2015, the Company acquired 75% of the Class B interests of NRG Wind TE Holdco, or the November 2015 Drop Down Assets, which owns a portfolio of 12 wind facilities totaling 814 net MW, from NRG for total cash consideration of $209 million, as described in Note 3, Business Acquisitions. In February 2016, NRG made a final working capital payment of $2 million, reducing total cash consideration to $207 million. NRG retained a 25% ownership of the Class B interest. The Class A interests of NRG Wind TE Holdco are owned by a tax equity investor, or TE Investor, who receives 99% of allocations of taxable income and other items until the flip point, which occurs when the TE Investor obtains a specified return on its initial investment, at which time the allocations to the TE Investor change to 8.53%. The Company generally receives 75% of CAFD until the flip point, at which time the allocations to the Company of CAFD change to 68.60%. If the flip point has not occurred by a specified date, 100% of CAFD is allocated to the TE Investor until the flip point occurs. NRG Wind TE Holdco is a VIE and the Company is the primary beneficiary, through its position as managing member, and consolidates NRG Wind TE Holdco. The Company utilizes the HLBV method to determine the net income or loss allocated to the TE Investor noncontrolling interest. Net income or loss attributable to the Class B interests is allocated to NRG's noncontrolling interest based on its 25% ownership interest.

Alta TE Holdco — On June 30, 2015, the Company sold an economic interest in Alta TE Holdco to a financial institution in order to monetize certain cash and tax attributes, primarily PTCs. The financial institution, or Alta Investor, receives 99% of allocations of taxable income and other items until the flip point, which occurs when the Alta Investor obtains a specified return on its initial investment, at which time the allocations to the Alta Investor change to 5%. The Company received 100% of CAFD through December 31, 2015, and subsequently will receive 94.34% until the flip point, at which time the allocations to the Company of CAFD will change to 97.12%, unless the flip point will not have occurred by a specified date, which would result in 100% of CAFD allocated to the Alta Investor until the flip point occurs. Alta TE Holdco is a VIE and the Company is the primary beneficiary through its position as managing member, and therefore consolidates Alta TE Holdco, with the Alta Investor's interest shown as noncontrolling interest. The Company utilizes the HLBV method to determine the net income or loss allocated to the noncontrolling interest. The net proceeds of $119 million are reflected as noncontrolling interest in the Company's balance sheet.
Spring Canyon — On May 7, 2015, the Company acquired a 90.1% of the Class B interests in Spring Canyon II, a 32 MW wind facility, and Spring Canyon III, a 28 MW wind facility, each located in Logan County, Colorado, from Invenergy Wind Global LLC. Invenergy owns 9.9% of the Class B interests. Prior to the acquisition date, the projects were financed with a partnership flip tax-equity structure with a financial institution, who owns the Class A interests, to monetize certain cash and tax attributes, primarily PTCs. Until the flip point, the Class A member will receive 34.81% of the cash distributions based on the projects’ production level and the Company and Invenergy will receive 65.19%. After the flip point, cash distributions are allocated 5% to the Class A member and 95% to the Company and Invenergy. Spring Canyon is a VIE and the Company is the primary beneficiary through its position as managing member, and therefore consolidates Spring Canyon. The Class A member and Invenergy's interests are shown as noncontrolling interest. The Company utilizes the HLBV method to determine the net income or loss allocated to the Class A member. Net Income or loss attributable to the Class B interests is allocated to Invenergy's noncontrolling interest based on its 9.9% ownership interest.
Summarized financial information for the Company's consolidated VIEs consisted of the following as of December 31, 2015:

(In millions)	NRG TE Wind Holdco	Alta Wind TE Holdco	Spring Canyon
Other current and non-current assets	$204	$18	$3
Property, plant and equipment	663	484	104
Intangible assets	2	287	—
Total assets	869	789	107
Current and non-current liabilities	220	10	5
Total liabilities	220	10	5
Noncontrolling interest	268	121	70
Net assets less noncontrolling interests	$381	$658	$32

Entities that are not Consolidated
The Company has interests in entities that are considered VIEs under ASC 810, Consolidation, but for which it is not considered the primary beneficiary.  The Company accounts for its interests in these entities under the equity method of accounting.
NRG DGPV Holdco 1 LLC — On May 8, 2015, NRG Yield DGPV Holding LLC, a subsidiary of the Company and NRG Renew DG Holdings LLC, a subsidiary of NRG, entered into a partnership by forming NRG DGPV Holdco 1 LLC, or DGPV Holdco 1, the purpose of which is to own or purchase solar power generation projects and other ancillary related assets from NRG Renew DG Holdings LLC, via intermediate funds, including: (i) a tax equity-financed portfolio of 10 recently completed community solar projects representing approximately 8 MW with a weighted average remaining PPA term of 20 years; and (ii) a tax equity-financed portfolio of approximately 12 commercial photovoltaic systems representing approximately 37 MW with a weighted average remaining PPA term of 19 years. The following illustrates the structure of DGPV Holdco:

NRG Renew DG Holdings LLC (subsidiary of NRG)
NRG Yield Operating LLC
5% of pre-flip(a) allocations/
95% of post-flip(a) allocations
Managing member
Consolidates DGPV Holdco
95% of pre-flip(a) allocations/
5% of post-flip(a) allocations
Investor member
DGPV Holdco 1
Seller of projects and maintenance services
Investment Funds

(a) Flip date occurs at the end of the month when NRG Yield Operating LLC, as the Class A member, is determined to have realized its specified rate of return.

As of December 31, 2015, the Company's investment in DGPV Holdco 1 related to the recently completed community solar projects was $17 million. Additionally, as of December 31, 2015, the Company's investment in DGPV Holdco 1 related to the commercial photovoltaic systems was $55 million, $44 million of which remained payable and is recorded in accounts payable — affiliate on the consolidated balance sheet at December 31, 2015. Both of these investments relate to the Company's $100 million commitment to distributed solar projects in partnership with NRG. The Company's maximum exposure to loss is limited to its equity investment.
NRG DGPV Holdco 2 LLC — On February 29, 2016, the Company and NRG entered into an additional partnership by forming NRG DGPV Holdco 2 LLC, or DGPV Holdco 2, to own or purchase solar power generation projects and other ancillary related assets from NRG Renew LLC or its subsidiaries, via intermediate funds.  Under this partnership, the Company committed to fund up to $50 million of capital.
NRG RPV Holdco 1 LLC — On April 9, 2015, NRG Yield RPV Holding LLC, a subsidiary of the Company and NRG Residential Solar Solutions LLC, a subsidiary of NRG, entered into a partnership by forming NRG RPV Holdco 1 LLC, or RPV Holdco, that will invest in and hold operating portfolios of residential solar assets developed by NRG Home Solar, a subsidiary of NRG, including: (i) an existing, unlevered portfolio of over 2,200 leases across nine states representing approximately 17 MW with a weighted average remaining lease term of approximately 17 years; and (ii) a tax equity-financed portfolio of approximately 5,700 leases representing approximately 40 MW, with an average lease term for the existing and new leases of approximately 17 to 20 years. The following illustrates the structure of RPV Holdco:

NRG Residential Solar Solutions, LLC (subsidiary of NRG)
NRG Yield Operating LLC
5% of pre-flip(a) allocations/
95% of post-flip(a) allocations
Managing member
Consolidates DGPV Holdco
95% of pre-flip(a) allocations/
5% of post-flip(a) allocations
Investor member
RPV Holdco
Maintenance and installation of systems
Investment Funds

(a) Flip date occurs at the end of the month when NRG Yield Operating LLC, as the Class A member, is determined to have realized its specified rate of return.

The Company invested $26 million in RPV Holdco in April 2015 related to the existing, unlevered portfolio of leases. The Company also invested $36 million of its $150 million commitment in the tax equity-financed portfolio through December 31, 2015. The Company's maximum exposure to loss is limited to its equity investment.
On February 29, 2016, the Company and NRG amended the RPV Holdco partnership to reduce the aggregate commitment of $150 million to $100 million in connection with the formation of DGPV Holdco 2.
Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, restricted cash, accounts receivable — affiliate, accounts receivable accounts payable, accounts payable — affiliate, accrued expenses and other liabilities, the carrying amount approximates fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of December 31, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Assets:
Notes receivable, including current portion	17	17	21	21
Liabilities:
Long-term debt, including current portion	4,863	4,745	4,985	5,071
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
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheet. There were no asset positions as of December 31, 2015. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2015	As of December 31, 2014
	Fair Value (a)	Fair Value (a)
(In millions)	Level 2	Level 2
Derivative assets:
Commodity contracts	$—	$2
Interest rate contracts	—	2
Total assets	$—	4
Derivative liabilities:
Commodity contracts	$2	3
Interest rate contracts	98	126
Total liabilities	$100	$129

(a) There were no assets or liabilities classified as Level 1 or Level 3 as of December 31, 2015, and 2014.

Derivative Fair Value Measurements
The Company's contracts are non-exchange-traded and valued using prices provided by external sources. For the Company’s energy markets, management receives quotes from multiple sources. To the extent that multiple quotes are received, the prices reflect the average of the bid-ask mid-point prices obtained from all sources believed to provide the most liquid market for the commodity.
The fair value of each contract is discounted using a risk free interest rate. In addition, a credit reserve is applied to reflect credit risk, which for interest rate swaps, is calculated based on credit default swaps utilizing the bilateral method. For commodities, to the extent that NRG's net exposure under a specific master agreement is an asset, the Company uses the counterparty's default swap rate. If the exposure under a specific master agreement is a liability, the Company uses NRG's default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of December 31, 2015, the credit reserve resulted in a $1 million increase in fair value which is a gain in OCI. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
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
Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including solar and other PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of December 31, 2015, credit risk exposure to these counterparties attributable to the Company's ownership interests was approximately $2.7 billion for the next five years. The majority of these power contracts are with utilities with strong credit quality and public utility commission or other regulatory support, as further described in Note 12, Segment Reporting. However, such regulated utility counterparties can be impacted by changes in government regulations, which the Company is unable to predict.
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
Energy-Related Commodities

To manage the commodity price risk associated with its competitive supply activities and the price risk associated with wholesale power sales, the Company may enter into derivative hedging instruments, namely, forward contracts that commit the Company to sell energy commodities or purchase fuels in the future. The objectives for entering into derivatives contracts designated as hedges include fixing the price for a portion of anticipated future electricity sales and fixing the price of a portion of anticipated fuel purchases for the operation of its subsidiaries. As of December 31, 2015, the Company had forward contracts for the purchase of fuel commodities relating to the forecasted usage of the Company’s district energy centers extending through 2018. At December 31, 2015, these contracts were not designated as cash flow or fair value hedges.
Also, as of December 31, 2015, the Company had other energy-related contracts that did not meet the definition of a derivative instrument or qualified for the NPNS exception and were therefore exempt from fair value accounting treatment as follows:

•	Power tolling contracts through 2039, and

•	Natural gas transportation contracts through 2028.
Interest Rate Swaps
The Company is exposed to changes in interest rates through the issuance of variable rate debt. In order to manage interest rate risk, it enters into interest rate swap agreements.
As of December 31, 2015, the Company had interest rate derivative instruments on non-recourse debt extending through 2031, most of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company's open derivative transactions broken out by commodity as of December 31, 2015, and 2014:

		Total Volume
		December 31, 2015	December 31, 2014
Commodity	Units	(In millions)
Natural Gas	MMBtu	4	2
Interest	Dollars	$1,991	$3,059
The decrease in the interest rate position is primarily the result of settling the Alta X and Alta XI interest rate swaps in connection with the repayment of the outstanding project-level debt during the second quarter of 2015, as further described in Note 9, Long-term Debt.
Fair Value of Derivative Instruments
There were no derivative asset positions on the balance sheet as of December 31, 2015. The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets	Derivative Liabilities
	December 31, 2014	December 31, 2015	December 31, 2014
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$34	$44
Interest rate contracts long-term	2	56	57
Total Derivatives Designated as Cash Flow Hedges	2	90	101
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	—	3	5
Interest rate contracts long-term	—	5	20
Commodity contracts current	2	2	3
Total Derivatives Not Designated as Cash Flow Hedges	2	10	28
Total Derivatives	$4	$100	$129

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of December 31, 2015, there were no offsetting amounts at the counterparty master agreement level or outstanding collateral paid or received. As of December 31, 2014, there was no outstanding collateral paid or received. The following table summarizes the offsetting of derivatives by counterparty master agreement level as of December 31, 2014:

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2014	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative assets	$2	$—	$2
Derivative liabilities	(3)	—	(3)
Total commodity contracts	(1)	—	(1)
Interest rate contracts:
Derivative assets	2	(2)	—
Derivative liabilities	(126)	2	(124)
Total interest rate contracts	(124)	—	(124)
Total derivative instruments	$(125)	$—	$(125)
Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Year ended December 31,
	2015	2014	2013
	(In millions)
Accumulated OCL beginning balance	$(61)	$—	$(48)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	13	13	13
Mark-to-market of cash flow hedge accounting contracts	(21)	(74)	35
Accumulated OCL ending balance, net of income tax benefit of $16, $6 and $1, respectively	$(69)	$(61)	$—
Accumulated OCL attributable to noncontrolling interests	(42)	(52)	—
Accumulated OCL attributable to NRG Yield, Inc.	$(27)	$(9)	$—
Losses expected to be realized from OCL during the next 12 months, net of income tax benefit of $3	$13
Amounts reclassified from accumulated OCL into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded to interest expense. There was no ineffectiveness for the years ended December 31, 2015, 2014 and 2013.
Impact of Derivative Instruments on the Statements of Operations
The Company has interest rate derivative instruments that are not designated as cash flow hedges. The effect of interest rate hedges is recorded to interest expense. For the years ended December 31, 2015, and 2014, the impact to the consolidated statements of operations was a gain of $16 million and a loss of $22 million, respectively.

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
Commodity contracts also hedge the forecasted sale of power for the Elbow Creek wind facility. The effect of these commodity hedges is recorded to operating revenues. For the years ended December 31, 2015, and 2014, the impact to the consolidated statements of operations was an unrealized loss of $2 million and gain of $2 million, respectively.
See Note 6, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.

Note 8 — Intangible Assets
Intangible Assets — The Company's intangible assets as of December 31, 2015, and 2014 primarily reflect intangible assets established from its business acquisitions and are comprised of the following:

•
Emission Allowances — These intangibles primarily consist of SO2 and NOx emission allowances established with the El Segundo and Walnut Creek acquisitions. These emission allowances are held-for-use and are amortized to cost of operations, with NOx allowances amortized on a straight-line basis and SO2 allowances amortized based on units of production.

•
Development rights — Arising primarily from the acquisition of solar businesses in 2010 and 2011, these intangibles are amortized to depreciation and amortization expense on a straight-line basis over the estimated life of the related project portfolio.

•
Customer contracts — Established with the acquisition of NRG Energy Center Phoenix, these intangibles represent the fair value at the acquisition date of contracts that primarily provide chilled water, steam and electricity to its customers. These contracts are amortized to revenues based on expected volumes.

•
Customer relationships — Established with the acquisition of NRG Energy Center Phoenix and NRG Energy Systems, these intangibles represent the fair value at the acquisition date of the businesses' customer base. The customer relationships are amortized to depreciation and amortization expense based on the expected discounted future net cash flows by year.

•
PPAs — Established predominantly with the acquisitions of the Alta Wind Portfolio, Walnut Creek, Tapestry and Laredo Ridge, these represent the fair value of the PPAs acquired. These will be amortized, generally on a straight-line basis, over the term of the PPA.

•
Leasehold Rights — Established with the acquisition of the Alta Wind Portfolio, this represents the fair value of contractual rights to receive royalty payments equal to a percentage of PPA revenue from certain projects. These will be amortized on a straight-line basis.

•
Other — Consists of the acquisition date fair value of the contractual rights to a ground lease for South Trent and to utilize certain interconnection facilities for Blythe, as well as land rights acquired in connection with the acquisition of Elbow Creek.

The following tables summarize the components of intangible assets subject to amortization:

Year ended December 31, 2015	Emission Allowances	Development Rights	Customer Contracts	Customer Relationships	PPAs	Leasehold Rights	Other	Total
		(In millions)
January 1, 2015	$16	$4	$15	$66	$1,269	$86	$6	$1,462
Other	(1)	—	—	—	(6)	—	—	(7)
December 31, 2015	15	4	15	66	1,263	86	6	1,455
Less accumulated amortization	(1)	(1)	(6)	(3)	(75)	(5)	(2)	(93)
Net carrying amount	$14	$3	$9	$63	$1,188	$81	$4	$1,362

Year ended December 31, 2014	Emission Allowances	Development Rights	Customer Contracts	Customer Relationships	PPAs	Leasehold Rights	Other	Total
	(In millions)
January 1, 2014	$8	$4	$15	$66	$14	$—	$6	$113
Acquisition of Alta Wind Portfolio	—	—	—	—	1,092	86	—	1,178
Transfer of January 2015 Drop Down Assets	7	—	—	—	160	—	—	167
Other	1	—	—	—	3	—	—	4
December 31, 2014	16	4	15	66	1,269	86	6	1,462
Less accumulated amortization	—	(1)	(5)	(2)	(26)	(2)	(2)	(38)
Net carrying amount	$16	$3	$10	$64	$1,243	$84	$4	$1,424
The Company recorded amortization of $55 million, $30 million and $4 million during the years ended December 31, 2015, 2014 and 2013. Of these amounts, $54 million and $29 million for the years ended December 31, 2015, and 2014, respectively, were recorded as contra-revenue. The following table presents estimated amortization of the Company's intangible assets for each of the next five years:

Year Ended December 31,	Total
(In millions)
2016	$70
2017	70
2018	71
2019	71
2020	71
The weighted average amortization period related to the intangibles acquired in the year ended December 31, 2015 was 18 years for other intangible assets.
Out-of-market contracts — The out-of-market contract liability represents the out-of-market value of the PPA for the Blythe solar project and Spring Canyon wind projects and the out-of-market value of the land lease for Alta Wind XI Holding Company, LLC, as of their respective acquisition dates. The Blythe solar project's liability of $5 million is recorded to other non-current liabilities and is amortized to revenue on a units-of-production basis over the twenty-year term of the agreement. Spring Canyon's liability of $3 million is recorded to other non-current liabilities and is amortized to revenue on a straight-line basis over the twenty-five year term of the agreement. The Alta Wind XI Holding Company, LLC's liability of $5 million is recorded to other non-current liabilities and is amortized to cost of operations on a straight-line basis over the term of the land lease. At December 31, 2015, accumulated amortization of out-of-market contracts was $3 million and amortization expense was $1 million for the year ended December 31, 2015.

Note 9 — Long-term Debt
The Company's borrowings, including short term and long term portions consisted of the following:

	December 31, 2015	December 31, 2014	Interest rate % (a)	Letters of Credit Outstanding at December 31, 2015
	(In millions, except rates)
Convertible Notes, due 2020 (b)	$266	$—	3.25
Convertible Notes, due 2019 (c)	330	326	3.5
Senior Notes, due 2024	500	500	5.375
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility, due 2019 (d)	306	—	L+2.75	$56
Project-level debt:
Alpine, due 2022	154	163	L+1.75	37
Alta Wind I, lease financing arrangement, due 2034	252	261	7.015	16
Alta Wind II, lease financing arrangement, due 2034	198	205	5.696	28
Alta Wind III, lease financing arrangement, due 2034	206	212	6.067	28
Alta Wind IV, lease financing arrangement, due 2034	133	138	5.938	19
Alta Wind V, lease financing arrangement, due 2035	213	220	6.071	31
Alta Wind X, due 2021	—	300	L+2.00	—
Alta Wind XI, due 2021	—	191	L+2.00	—
Alta Realty Investments, due 2031	33	34	7.00	—
Alta Wind Asset Management, due 2031	19	20	L+2.375	—
Avra Valley, due 2031	60	63	L+1.75	3
Blythe, due 2028	21	22	L+1.625	6
Borrego, due 2025 and 2038	72	75	L+ 2.50/5.65	5
El Segundo Energy Center, due 2023	485	506	L+1.625 - L+2.25	82
Energy Center Minneapolis, due 2017 and 2025	108	121	5.95 -7.25	—
Kansas South, due 2031	33	35	L+2.00	4
Laredo Ridge, due 2028	104	108	L+1.875	10
Marsh Landing, due 2017 and 2023	418	464	L+1.75 - L+1.875	22
PFMG and related subsidiaries financing agreement, due 2030	29	31	6.00	—
Roadrunner, due 2031	40	42	L+1.625	5
South Trent Wind, due 2020	62	65	L+1.625	10
TA High Desert, due 2020 and 2032	52	55	L+2.50/5.15	8
Tapestry Wind, due 2021	181	192	L+1.625	20
Viento, due 2023	189	196	L+2.75	27
Walnut Creek, due 2023	351	391	L+1.625	41
WCEP Holdings, due 2023	46	46	L+3.00	—
Other	2	3	various	—
Subtotal project-level debt:	3,461	4,159
Total debt	4,863	4,985
Less current maturities	241	224
Less deferred financing costs (e)	60	64
Total long-term debt	$4,562	$4,697

(a) As of December 31, 2015, L+ equals 3 month LIBOR plus x%, except for the NRG Marsh Landing term loan, Walnut Creek term loan, and NRG Yield LLC and Yield operating LLC Revolving Credit Facility where L+ equals 1 month LIBOR plus x% and Kansas South where L+ equals 6 month LIBOR plus x%.
(b) Net of discount of $21 million as of December 31, 2015.
(c) Net of discount of $15 million and $19 million as of December 31, 2015, and December 31, 2014, respectively.
(d) Applicable rate is determined by the Borrower Leverage Ratio, as defined in the credit agreement.
(e) Total net debt reflects the reclassification of deferred financing costs to reduce long-term debt as further described in Note 2, Summary of Significant Accounting Policies.

The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the arrangement. As of December 31, 2015, the Company was in compliance with all of the required covenants.
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $842 million as of December 31, 2015.
2020 Convertible Senior Notes
On June 29, 2015, the Company closed on its offering of $287.5 million aggregate principal amount of 3.25% Convertible Senior Notes due 2020, or the 2020 Convertible Notes.  The 2020 Convertible Notes are convertible, under certain circumstances, into the Company’s Class C common stock, cash or a combination thereof at an initial conversion price of $27.50 per Class C common share, which is equivalent to an initial conversion rate of approximately 36.3636 shares of Class C common stock per $1,000 principal amount of notes. Interest on the 2020 Convertible Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2015. The 2020 Convertible Notes mature on June 1, 2020, unless earlier repurchased or converted in accordance with their terms. Prior to the close of business on the business day immediately preceding December 1, 2019, the 2020 Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The 2020 Convertible Notes are guaranteed by NRG Yield Operating LLC and NRG Yield LLC.
The 2020 Convertible Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options. Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components. The application of ACS 470-20 resulted in the recognition of $23 million as the value for the equity component with the offset to debt discount. The debt discount is amortized to interest expense using the effective interest method over the term of the 2020 Convertible Notes.
As of December 31, 2015, the 2020 Convertible Notes were trading at approximately 86% of their face value, resulting in a total market value of $247 million compared to a carrying value of $266 million. The actual conversion value of the 2020 Convertible Notes is based on the product of the conversion rate and the market price of the Company's Class C common stock, as defined in the Convertible Debt indenture. As of December 31, 2015, the Company's Class C common stock closed at $14.76 per share, resulting in a pro forma conversion value for the Convertible Notes of approximately $154 million.
During the year ended December 31, 2015, the Company recorded the following expense in relation to the 2020 Convertible Notes at the effective rate of 5.10%:

(In millions)
Interest expense at 3.25% coupon rate	$5
Debt discount amortization	2
Debt issuance costs amortization	1
$8

2019 Convertible Senior Notes
During the first quarter of 2014, the Company closed on its offering of $345 million aggregate principal amount of 3.50% Convertible Notes due 2019, or the 2019 Convertible Notes. Interest on the 2019 Convertible Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2014. The 2019 Convertible Notes were convertible, under certain circumstances, into the Company’s Class A common stock, cash or a combination thereof at an initial conversion price of $46.55 per Class A common share, which is equivalent to an initial conversion rate of approximately 21.4822 shares of Class A common stock per $1,000 principal amount of Convertible Notes. In connection with the Recapitalization, effective May 15, 2015, the conversion rate was adjusted to 42.9644 shares of Class A common stock per $1,000 principal amount of 2019 Convertible Notes in accordance with the terms of the related indenture. The 2019 Convertible Notes mature on February 1, 2019, unless earlier repurchased or converted in accordance with their terms. Prior to the close of business on the business day immediately preceding August 1, 2018, the 2019 Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The 2019 Convertible Notes are guaranteed by NRG Yield Operating LLC and NRG Yield LLC.
The 2019 Convertible Notes are accounted for in accordance with ASC 470-20. The application of ACS 470-20 resulted in the recognition of $23 million as the value for the equity component with the offset to debt discount. The debt discount is amortized to interest expense using the effective interest method through February 2019.

As of December 31, 2015, the 2019 Convertible Notes were trading at approximately 92% of their face value, resulting in a total market value of $319 million compared to a carrying value of $330 million. The actual conversion value of the 2019 Convertible Notes is based on the product of the conversion rate and the market price of the Company's Class A common stock, as defined in the Convertible Debt indenture. As of December 31, 2015, the Company's Class A common stock closed at $13.91 per share, resulting in a pro forma conversion value for the Convertible Notes of approximately $206 million.
During the year ended December 31, 2015, the Company recorded the following expense in relation to the 2019 Convertible Notes at the effective rate of 5.00%:

(In millions)
Interest expense at 3.5% coupon rate	$12
Debt discount amortization	4
Debt issuance costs amortization	2
$18

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
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility
In connection with the Company's initial public offering of Class A common stock in July 2013, as further described in Note 1, Nature of Business, NRG Yield LLC and NRG Yield Operating LLC entered into a senior secured revolving credit facility, or the Yield Credit Facility, which was amended on June 26, 2015, to, among other things, increase the availability to $495 million. The Company's revolving credit facility can be used for cash or for the issuance of letters of credit.
On November 3, 2015, the Company borrowed $209 million from the revolving credit facility to finance the acquisition of the November 2015 Drop Down Assets as discussed in Note 3, Business Acquisitions. On December 14, 2015, the Company borrowed $45 million from the revolving credit facility to fund dividend payments and tax equity contributions. As of December 31, 2015, $306 million of borrowings and $56 million of letters of credit were outstanding.
Project - level Debt
El Segundo Credit Agreement
On August 23, 2011, NRG West Holdings LLC, or West Holdings, entered into a credit agreement with a group of lenders in respect to the El Segundo project, or the El Segundo Credit Agreement. The El Segundo Credit Agreement is comprised of a $540 million two tranche construction loan facility with additional facilities for the issuance of letters of credit or working capital loans and is secured by the assets of West Holdings.
The two tranche construction loan facility consists of the $480 million Tranche A Construction Facility, or the Tranche A Facility, and the $60 million Tranche B Construction Facility, or the Tranche B Facility, both of which mature in August 2023 and convert to a term loan. On May 29, 2015, NRG West Holdings amended its financing agreement to increase borrowings under the Tranche A facility by $5 million and to reduce the related interest rate to LIBOR plus an applicable margin of 1.625% from May 29, 2015, to August 31, 2017, LIBOR plus an applicable margin of 1.75% from September 1, 2017, to August 31, 2020, and LIBOR plus 1.875% from September 1, 2020, through the maturity date; to reduce the Tranche B loan interest rate to LIBOR plus an applicable margin of 2.250% from May 29, 2015, to August 31, 2017, LIBOR plus 2.375% from September 1, 2017, to August 31, 2020, and LIBOR plus an applicable margin of 2.50% from September 1, 2020, through the maturity date and to reduce the working capital facility by $9 million. The proceeds of the increased borrowing were used to pay costs associated with the refinancing. Further, the amendment resulted in a $7 million loss on debt extinguishment. The Tranche A and Tranche B Facilities amortize based upon a predetermined schedule over the term of the loan with the balance payable at maturity. The construction loan converted to a term loan on January 28, 2014.

The El Segundo Credit Agreement also provides for the issuance of letters of credit and working capital loans to support the El Segundo project's collateral needs. This includes letter of credit facilities on behalf of El Segundo of up to $90 million in support of the PPA, up to $48 million in support of the collateral agent, and a working capital facility which permits loans or the issuance of letters of credit of up to $10 million.
Alta Wind Financing Arrangements
On June 30, 2015, Yield Operating LLC entered into a tax equity financing arrangement through which it received $119 million in net proceeds, as described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. These proceeds, as well as proceeds obtained from the June 29, 2015, Yield, Inc. common stock issuance, as described in Note 1, Nature of Business, and the 2020 Convertible Notes issuance, as described above, were utilized to repay all of the project indebtedness associated with the Alta Wind X and Alta Wind XI wind facilities outstanding as of that date. The Company also settled interest rate swaps associated with the project level debt for the Alta Wind X and Alta Wind XI wind facilities at a value of $17 million.
Avenal
On March 18, 2015, Avenal, one of the Company's equity method investments, amended its credit agreement to increase its borrowings by $43 million and to reduce the related interest rate from 6 month LIBOR plus an applicable margin of 2.25% to 6 month LIBOR plus 1.75% from March 18, 2015, through March 17, 2022, 6 month LIBOR plus 2.00% from March 18, 2022, through March 17, 2027, and 6 month LIBOR plus 2.25% from March 18, 2027, through the maturity date.  As a result of the credit agreement amendment, the Company received net proceeds of $20 million after fees from its 49.95% ownership in Avenal. Effective September 30, 2015, the Company increased its ownership to 50% by acquiring an additional 0.05% membership interest in Avenal.
Viento
On July 11, 2013, Viento entered into a credit agreement with lenders for a $200 million term loan with a maturity date of July 11, 2023 and a working capital facility in the amount of $9 million. The interest rate is 6 month LIBOR plus 2.75% until July 11, 2017 when it increases to LIBOR plus 3.00%. On July 11, 2021 it increases to LIBOR plus 3.25% through the maturity date. As of December 31, 2015, $189 million was outstanding under the term loan, nothing was outstanding under the working capital facility, and $27 million of letters of credit were issued.
Lease financing arrangements
Alta Wind Holdings (Alta Wind II - V) and Alta I (operating entities) have finance lease obligations issued under lease transactions whereby the respective operating entities sold and leased back undivided interests in specific assets of the project. The sale and related lease transactions are accounted for as financing arrangements as the operating entities have continued involvement with the property. The terms and conditions of each facility lease are substantially similar. Each operating entity makes rental payments as stipulated in the facility lease agreements on a semiannual basis every June 30 and December 30 through the final maturity dates. In addition, the operating entities have a credit agreement with a group of lenders that provides for the issuance of letters of credit to support certain operating and debt service obligations. Certain O&M and rent reserve requirements are satisfied by letters of credit issued under the NRG Yield Operating agreement. As of December 31, 2015, $1,002 million was outstanding under the finance lease obligations, and $122 million of letters of credit were issued under the credit agreement and $19 million were issued under the Yield Credit Facility.
Interest Rate Swaps — Project Financings
Many of the Company's project subsidiaries entered into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. These swaps amortize in proportion to their respective loans and are floating for fixed where the project subsidiary pays its counterparty the equivalent of a fixed interest payment on a predetermined notional value and will receive quarterly the equivalent of a floating interest payment based on the same notional value. All interest rate swap payments by the project subsidiary and its counterparty are made quarterly and the LIBOR is determined in advance of each interest period. In connection with the acquisition of the Alta Wind Portfolio, as described in Note 3, Business Acquisitions, the Company acquired thirty-one additional interest rate swaps, thirty of which were settled during 2015 as discussed above. During 2015, the Company acquired thirty-two additional interest rate swaps in connection with the January 2015 and November 2015 drop downs, as described in Note 3, Business Acquisitions.

The following table summarizes the swaps, some of which are forward starting as indicated, related to the Company's project level debt as of December 31, 2015.

	% of Principal	Fixed Interest Rate	Floating Interest Rate	Notional Amount at December 31, 2015 (In millions)	Effective Date	Maturity Date
Alpine	85%	2.744%	3-Month LIBOR	$122	various	December 31, 2029
Alpine	85%	2.421%	3-Month LIBOR	9	June 24, 2014	June 30, 2025
Avra Valley	85%	2.333%	3-Month LIBOR	51	November 30, 2012	November 30, 2030
AWAM	100%	2.47%	3-Month LIBOR	19	May 22, 2013	May 15, 2031
Blythe	75%	3.563%	3-Month LIBOR	16	June 25, 2010	June 25, 2028
Borrego	75%	1.125%	3-Month LIBOR	9	April 3, 2013	June 30, 2020
El Segundo	75%	2.417%	3-Month LIBOR	358	November 30, 2011	August 31, 2023
Kansas South	75%	2.368%	6-Month LIBOR	25	June 28, 2013	December 31, 2030
Laredo Ridge	75%	2.31%	3-Month LIBOR	83	March 31, 2011	March 31, 2026
Marsh Landing	75%	3.244%	3-Month LIBOR	387	June 28, 2013	June 30, 2023
Roadrunner	75%	4.313%	3-Month LIBOR	30	September 30, 2011	December 31, 2029
South Trent	75%	3.265%	3-Month LIBOR	46	June 15, 2010	June 14, 2020
South Trent	75%	4.95%	3-Month LIBOR	21	June 30, 2020	June 14, 2028
Tapestry	75%	2.21%	3-Month LIBOR	163	December 30, 2011	December 21, 2021
Tapestry	50%	3.57%	3-Month LIBOR	60	December 21, 2021	December 21, 2029
Viento	90%	various	6-Month LIBOR	235	various	various
Walnut Creek Energy	75%	various	3-Month LIBOR	311	June 28, 2013	May 31, 2023
WCEP Holdings	90%	4.003%	3-Month LIBOR	46	June 28, 2013	May 31, 2023
Total				$1,991
Annual Maturities
Annual payments based on the maturities of the Company's debt, for the years ending after December 31, 2015, are as follows:

(In millions)
2016	$241
2017	252
2018	260
2019	927
2020	613
Thereafter	2,606
Total	$4,899
Note 10 — Earnings Per Share
Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Shares issued during the year are weighted for the portion of the year that they were outstanding. The number of shares and per share amounts for the prior periods presented below have been retrospectively restated to reflect the Recapitalization as further described in Note 11, Stockholders' Equity.

The reconciliation of the Company's basic and diluted earnings per share is shown in the following table:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Period from July 23, 2013 to December 31, 2013

(In millions, except per share data)	Common Class A	Common Class C	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted earnings per share attributable to NRG Yield, Inc. common stockholders
Net income attributable to NRG Yield, Inc.(a)	$14	$19	$8	$8	$7	$7
Weighted average number of common shares outstanding	35	49	28	28	23	23
Earnings per weighted average common share — basic and diluted (a)	$0.40	$0.40	$0.30	$0.30	$0.29	$0.29

(a) Net income attributable to NRG Yield, Inc. and basic and diluted earnings per share might not recalculate due to presenting values in millions rather than whole dollars.
With respect to the Class A common stock, there were a total of 15 million and 12 million anti-dilutive outstanding equity instruments for the years ended December 31, 2015, and 2014, respectively, related to the 2019 Convertible Notes. With respect to the Class C common stock, there were a total of 5 million anti-dilutive outstanding equity instruments for the year ended December 31, 2015, related to the 2020 Convertible Notes.
Note 11 — Stockholders' Equity
On July 22, 2013, in connection with its initial public offering, the Company authorized 500,000,000 shares of Class A common stock, of which 22,511,250 were issued to the public and became outstanding. In return for the issuance of these shares, the Company received $468 million, net of underwriting discounts and commissions of $27 million. In addition, the Company authorized 500,000,000 shares of Class B common stock, of which 42,738,750 were issued to NRG concurrently with the initial public offering and became outstanding. The Company utilized $395 million of the proceeds from the issuance of the Class A common stock to acquire a controlling interest in NRG Yield LLC from NRG. Each share of the Class A common stock and the Class B common stock entitles the holder to one vote on all matters.
On July 29, 2014, the Company issued 12,075,000 shares of Class A common stock for net proceeds, after underwriting discount and expenses, of $630 million. The Company utilized the proceeds of the offering to acquire 12,075,000 additional Class A units of NRG Yield LLC.
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
Class C Common Stock Issuance
On June 29, 2015, the Company closed on its offering of 28,198,000 shares of Class C common stock, which included 3,678,000 shares of Class C common stock purchased by the underwriters through the exercise of an over-allotment option. Net proceeds to the Company from the sale of the Class C common stock were $599 million, net of underwriting discounts and commissions of $21 million. The Company utilized the proceeds of the offering to acquire 28,198,000 additional Class C units of NRG Yield LLC and, as a result, it currently owns 53.3% of the economic interests of NRG Yield LLC, with NRG retaining 46.7% of the economic interests of NRG Yield LLC.

Dividends to Class A and Class C common stockholders
The following table lists the dividends paid on the Company's Class A and Class C common stock during the year ended December 31, 2015:

	Fourth Quarter 2015	Third Quarter 2015	Second Quarter 2015	First Quarter 2015
Dividends per Class A share	$0.215	$0.21	$0.20	$0.39
Dividends per Class C share	$0.215	$0.21	$0.20	N/A
Dividends on the Class A and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
On February 17, 2016, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.225 per share payable on March 15, 2016, to stockholders of record as of March 1, 2016.
The Company also authorized 10,000,000 shares of preferred stock, par value $0.01 per share. None of the shares of preferred stock have been issued.
Distributions to NRG
The following table lists the distributions paid to NRG during the year ended December 31, 2015:

	Fourth Quarter 2015	Third Quarter 2015	Second Quarter 2015	First Quarter 2015
Distributions per Class B unit	$0.215	$0.21	$0.20	$0.39
Distributions per Class D unit	$0.215	$0.21	$0.20	N/A
The portion of the distributions paid by NRG Yield LLC to NRG is recorded as a reduction to the Company's noncontrolling interest balance. The portion of the distributions paid by NRG Yield LLC to the Company was utilized to fund the dividends to the Class A and Class C common stockholders described above.
On February 17, 2016, NRG Yield LLC declared a quarterly distribution on its Class B and Class D common stock of $0.225 per unit payable to NRG on March 15, 2016.
During 2015 and 2014, the Company acquired the Drop Down Assets from NRG, as described in Note 3, Business Acquisitions. The difference between the cash paid and historical value of the January 2015 and November 2015 Drop Down Assets of $109 million, as well as $32 million of AOCL, was recorded as a contribution from NRG and increased the balance of its noncontrolling interest in 2015. The difference between the cash paid and historical value of the June 2014 Drop Down Assets of $113 million was recorded as a distribution to NRG and reduced the balance of its noncontrolling interest in 2014.  In addition, as the projects were owned by NRG prior to the Company’s acquisitions, the pre-acquisition earnings of such projects are recorded as attributable to NRG's noncontrolling interest. Prior to the date of acquisition, certain of the projects made distributions to NRG and NRG made contributions into certain projects.  These amounts are reflected within the Company’s statement of stockholders’ equity as changes in the noncontrolling interest balance. In addition, NRG maintained a 25% ownership interest in the Class B interests of NRG TE Wind Holdco.  This 25% interest is also reflected within the Company’s noncontrolling interest balance.
Note 12 — Segment Reporting
The Company’s segment structure reflects how management currently operates and allocates resources. The Company's businesses are primarily segregated based on conventional power generation, renewable businesses which consist of solar and wind, and the thermal and chilled water business. The Corporate segment reflects the Company's corporate costs. The Company's chief operating decision maker, its Chief Executive Officer, evaluates the performance of its segments based on operational measures including adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, and CAFD, as well as net income (loss).

The Company generated more than 10% of its revenues from the following customers for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
Customer	Conventional (%)	Renewables (%)	Conventional (%)	Renewables (%)	Conventional (%)	Renewables (%)
SCE	25%	18%	26%	9%	14%	4%
PG&E	14%	3%	16%	4%	21%	7%

	Year ended December 31, 2015
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$336	$359	$174	$—	$869
Cost of operations	59	127	126	—	312
Depreciation and amortization	81	165	19	—	265
General and administrative	—	—	—	12	12
Acquisition-related transaction and integration costs	—	—	—	3	3
Operating income (loss)	196	67	29	(15)	277
Equity in earnings of unconsolidated affiliates	14	21	—	—	35
Other income, net	1	1	—	—	2
Loss on extinguishment of debt	(7)	(2)	—	—	(9)
Interest expense	(48)	(122)	(7)	(61)	(238)
Income (loss) before income taxes	156	(35)	22	(76)	67
Income tax expense	—	—	—	12	12
Net Income (Loss)	$156	$(35)	$22	$(88)	$55
Balance Sheet
Equity investment in affiliates	$110	$688	$—	$—	$798
Capital expenditures (a)	4	6	20	—	30
Total Assets	$2,102	$5,056	$428	$189	$7,775

(a) Includes accruals.

	Year ended December 31, 2014
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$317	$234	$195	$—	$746
Cost of operations	55	72	139	—	266
Depreciation and amortization	82	102	18	—	202
General and administrative	—	—	—	8	8
Acquisition-related transaction and integration costs	—	—	—	4	4
Operating income (loss)	180	60	38	(12)	266
Equity in earnings of unconsolidated affiliates	14	11	—	—	25
Other income, net	—	2	—	1	3
Interest expense	(53)	(101)	(7)	(30)	(191)
Income (loss) before income taxes	141	(28)	31	(41)	103
Income tax expense	—	—	—	4	4
Net Income (Loss)	$141	$(28)	$31	$(45)	$99
Balance Sheet
Equity investments in affiliates	$114	$296	$—	$—	$410
Capital expenditures (a)	6	—	7	—	13
Total Assets	$2,169	$4,790	$436	$465	$7,860

(a) Includes accruals. Capital expenditures for Renewables include a sales tax refund received by Alpine in the first quarter of 2014.

	Year ended December 31, 2013
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$138	$97	$152	$—	$387
Cost of operations	23	15	110	—	148
Depreciation and amortization	20	39	15	—	74
General and administrative	—	—	—	7	7
Operating income (loss)	95	43	27	(7)	158
Equity in earnings of unconsolidated affiliates	16	6	—	—	22
Other income, net	1	2	—	—	3
Interest expense	(25)	(20)	(7)	—	(52)
Income (loss) before income taxes	87	31	20	(7)	131
Income tax expense	—	—	—	8	8
Net Income (Loss)	$87	$31	$20	$(15)	$123
Note 13 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following amounts:

	Year Ended December 31,
	2015	2014	2013
	(In millions, except percentages)
Current
U.S. Federal	$—	$—	$—
Total — current	—	—	—
Deferred
U.S. Federal	10	2	14
State	2	2	(6)
Total — deferred	12	4	8
Total income tax expense	$12	$4	$8
Effective tax rate	17.9%	3.9%	6.1%
A reconciliation of the U.S. federal statutory rate of 35% to the Company's effective rate is as follows:

	Year Ended December 31,
	2015	2014	2013 (a)
	(In millions, except percentages)
Income Before Income Taxes	67	103	131
Tax at 35%	23	36	46
State taxes, net of federal benefit	2	1	(6)
Investment tax credits	(1)	—	—
Impact of non-taxable partnership earnings	(11)	(28)	(32)
Production tax credits	(4)	(6)	—
Change in state effective tax rate	—	1	—
Other	3	—	—
Income tax expense	$12	$4	$8
Effective income tax rate	17.9%	3.9%	6.1%

(a) Represents 34.5% ownership for the period July 22, 2013 through December 31, 2013.
For the years ended December 31, 2015, 2014 and 2013, the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its interest in NRG Yield LLC and production tax credits generated from certain wind facilities.

The Company currently owns 53.3% of NRG Yield LLC and consolidates the results due to its controlling interest. The Company records NRG's 46.7% ownership as noncontrolling interest in the financial statements. For tax purposes, NRG Yield LLC is treated as a partnership; therefore, the Company and NRG each record their respective share of taxable income or loss.
The temporary differences, which gave rise to the Company's deferred tax assets, consisted of the following:

	As of December 31,
	2015	2014
	(In millions)
Deferred tax assets:
Investment in projects	$—	$47
Production tax credits carryforwards	10	6
Investment tax credits	1	—
U.S. Federal net operating loss carryforwards	181	74
State net operating loss carryforwards	5	7
Total deferred tax assets	197	134
Deferred tax liabilities:
Investment in projects	$27	$—
Total deferred tax liabilities	27	—
Net non-current deferred tax asset	$170	$134
Tax Receivable and Payable
As of December 31, 2015, the Company had a domestic tax receivable of $6 million, which related to federal cash grants for the Borrego project. This amount is fully reserved pending further discussions with the US Treasury Department.
Deferred Tax Assets and Valuation Allowance
Net deferred tax balance — As of December 31, 2015, and 2014, NRG recorded a net deferred tax asset of $170 million and $134 million, respectively. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income which includes the future reversal of existing taxable temporary differences to realize deferred tax assets. In arriving at this conclusion to utilize projections of future profit before tax in its estimate of future taxable income, the Company considered the profit before tax generated in recent years.
NOL carryforwards — At December 31, 2015, the Company had domestic NOLs carryforwards for federal income tax purposes of $181 million and cumulative state NOLs of $5 million tax-effected.
Uncertain Tax Positions
The Company had no identified uncertain tax positions that require evaluation as of December 31, 2015.
Note 14 — Related Party Transactions
In addition to the transactions and relationships described elsewhere in the notes to the consolidated financial statements, certain subsidiaries of NRG provide services to the Company's project entities. Amounts due to NRG subsidiaries are recorded as accounts payable — affiliate and amounts due to the Company from NRG subsidiaries are recorded as accounts receivable — affiliate in the Company's balance sheet.
Power Hedge Contracts by and between Renewable Entities and NRG Texas Power LLC
Elbow Creek and Goat Wind, the Company's subsidiaries from Renewable segment, entered into power hedge contracts with NRG Texas Power LLC and generated $16 million, $12 million and $7 million during the years ended December 31, 2015, 2014 and 2013, respectively. Included in the revenues for the years ended December 31, 2015, and 2014, are unrealized losses and gains, respectively, on forward contracts with NRG Texas Power LLC hedging the sale of power from the Elbow Creek wind facility extending through the end of 2015, as further described in Note 7, Accounting for Derivative Instruments and Hedging Activities.
Operations and Maintenance Services (O&M) Agreements by and between Thermal Entities and NRG
On October 1, 2014, NRG entered into Plant O&M Services Agreements with certain wholly-owned subsidiaries of the Company. NRG provides necessary and appropriate services to operate and maintain the subsidiaries' plant operations, businesses and thermal facilities. NRG is to be reimbursed for the provided services, as well as for all reasonable and related expenses and expenditures, and payments to third parties for services and materials rendered to or on behalf of the parties to the agreements. NRG is not entitled to any management fee or mark-up under the agreements. Prior to October 1, 2014, NRG provided the same services to Thermal entities on an informal basis. For the years ended December 31, 2015, 2014, and 2013, total fees incurred under the agreements were $29 million, $27 million, and $24 million, respectively. There was a balance of $29 million and $22 million due to NRG in accounts payable — affiliate as of December 31, 2015, and 2014, respectively.
Power Sales and Services Agreement by and between NRG Energy Center Dover LLC and NRG
NRG Energy Center Dover LLC, or NRG Dover, a subsidiary of the Company is party to a Power Sales and Services Agreement with NRG Power Marketing LLC, or NRG Power Marketing, a wholly-owned subsidiary of NRG. The agreement is automatically renewed on a month-to-month basis unless terminated by either party upon at least 30 day written notice. Under the agreement, NRG Power Marketing has the exclusive right to (i) manage, market and sell power, (ii) procure fuel and fuel transportation for operation of the Dover generating facility, to include for purposes other than generating power, (iii) procure transmission services required for the sale of power, and (iv) procure and market emissions credits for operation of the Dover generating facility.
In addition, NRG Power Marketing has the exclusive right and obligation to direct the output from the generating facility, in accordance with and to meet the terms of any power sales contracts executed against the power generation of the Dover facility. Under the agreement, NRG Power Marketing pays NRG Dover gross receipts generated through sales, less costs incurred by NRG Power Marketing related to providing such services as transmission and delivery costs, as well as fuel costs. In July 2013, the originally coal-fueled plant was converted to a natural gas facility. For the years ended December 31, 2015, 2014 and 2013, NRG Dover purchased approximately $5 million, $10 million and $5 million, respectively, of natural gas from NRG Power Marketing.
Energy Marketing Services Agreement by and between NRG Energy Center Minneapolis LLC and NRG
NRG Energy Center Minneapolis LLC, or NRG Minneapolis, a subsidiary of the Company is party to an Energy Marketing Services Agreement with NRG Power Marketing, a wholly-owned subsidiary of NRG. The agreement commenced in August 2014 and is automatically renewed annually unless terminated by either party upon at least 90 day written notice prior to the end of any term. Under the agreement, NRG Power Marketing will procure fuel and fuel transportation for the operation of the Minneapolis generating facility. For the years ended December 31, 2015 and 2014, NRG Minneapolis purchased approximately $8 million and $2 million, respectively, of natural gas from NRG Power Marketing.
O&M Services Agreements by and between GenConn and NRG
GenConn incurs fees under two O&M agreements with wholly-owned subsidiaries of NRG. The fees incurred under the agreements were $4 million, $6 million and $5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
O&M Services Agreements by and between El Segundo and NRG El Segundo Operations
El Segundo incurs fees under an O&M agreement with NRG El Segundo Operations, Inc., a wholly-owned subsidiary of NRG. Under the O&M agreement, NRG El Segundo Operations, Inc. manages, operates and maintains the El Segundo facility for an initial term of ten years following the commercial operations date. For the years ended December 31, 2015, and 2014, the costs incurred under the agreement were approximately $4 million. The Company incurred $5 million in costs under the agreement for the year ended December 31, 2013. There was a balance of $1 million due to NRG El Segundo in accounts payable — affiliate as of December 31, 2015, and 2014.

Energy Marketing Services Agreement with NRG Power Marketing LLC
El Segundo was a party to an energy marketing services agreement with NRG Power Marketing LLC to procure fuel and market capacity, energy and ancillary output of the facility prior to the start of the PPA with Southern California Edison. The agreement began in April 2013 and ended at the commercial operations date in August 2013. For the years ended December 31, 2014, and 2013, the Company recorded approximately, $1 million and $12 million, respectively, in costs related to this agreement, of which $9 million was recorded to property, plant and equipment in 2013, with the remaining amount recorded to cost of operations in the Company's statement of operations. There were no costs incurred during the year ended December 31, 2015.
Administrative Services Agreement by and between Marsh Landing and GenOn Energy Services, LLC
Marsh Landing is a party to an administrative services agreement with GenOn Energy Services, LLC, a wholly owned subsidiary of NRG, which provides with processing and paying invoices services on behalf of Marsh Landing. Marsh Landing reimburses GenOn Energy Services, LLC for the amounts paid by it. The Company reimbursed costs under this agreement of approximately $13 million for the years ended December 31, 2015, and 2014, respectively, and $36 million for the year ended December 31, 2013. For the years ended December 31, 2014 and 2013, $2 million and $29 million, respectively, were capitalized. There was a balance of $6 million and $4 million due to GenOn Energy Services, LLC in accounts payable — affiliate as of December 31, 2015, and 2014, respectively.
Administrative Services Agreement by and between CVSR and NRG
CVSR is a party to an administrative services agreement with NRG Energy Services LLC, a wholly-owned subsidiary of NRG, which provides O&M services on behalf of CVSR. CVSR reimburses NRG Energy Services LLC for the amounts paid by it. CVSR reimbursed costs under this agreement of $5 million and $7 million for the years ended December 31, 2015, and 2014, respectively.
Management Services Agreement by and between the Company and NRG
NRG provides the Company with various operation, management, and administrative services, which include human resources, accounting, tax, legal, information systems, treasury, and risk management, as set forth in the Management Services Agreement. As of December 31, 2015, the base management fee was approximately $7 million per year, subject to an inflation-based adjustment annually, at an inflation factor based on the year-over-year U.S. consumer price index. The fee is also subject to adjustments following the consummation of future acquisitions and as a result of a change in the scope of services provided under the Management Services Agreement. During the year ended December 31, 2015, the fee was increased by approximately $1 million per year primarily in connection with the acquisition of the January 2015 and November 2015 Drop Down Assets. Costs incurred under this agreement were approximately $8 million and $6 million for the years ended December 31, 2015, and 2014 and $3 million for the period from July 23, 2013 through December 31, 2013. These costs included certain direct expenses incurred by NRG on behalf of the Company in addition to the base management fee, none of which was payable as of December 31, 2015.
Administrative Services Agreements by and between Wind TE Holdco LLC and NRG
Certain subsidiaries of NRG have entered into agreements with the Company's project entities to provide operation and maintenance services for the balance of the plants not covered by turbine supplier's maintenance and service agreements for the postwarranty period. The agreements have various terms with provisions for extension until terminated. For the years ended December 31, 2015, and 2014, the costs incurred under the agreements were $5 million and $3 million, respectively.
Certain subsidiaries of NRG provide support services to NRG Wind TE Holdco LLC project entities pursuant to various support services agreements. The agreements provide for administrative and support services and reimbursements of certain insurance, consultant, and credit costs. For the years ended December 31, 2015, and 2014, the costs incurred under the agreements were $3 million and $1 million, respectively.
Accounts Payable to NRG Repowering Holdings LLC
During 2013, NRG Repowering Holdings, LLC, a wholly-owned subsidiary of NRG, made payments to BA Leasing BSC, LLC, or BA Leasing, of $18 million, which were expected to be repaid with the proceeds of the cash grant received by BA Leasing with respect to the PFMG DG Solar Projects, in connection with a sale-leaseback arrangement between the PFMG DG Solar Projects and BA Leasing. As of December 31, 2013, PFMG DG Solar Projects had a corresponding receivable for the reimbursement of the cash grant from BA Leasing and related payable to NRG Repowering Holdings, LLC. In the first quarter of 2014, the PFMG DG Solar Projects received $11 million from BA Leasing and reduced the remaining receivable with an offset to the deferred liability recorded in connection with the sale - leaseback arrangement. The PFMG DG Solar Projects utilized the $11 million to repay NRG Repowering Holdings LLC. There was a balance of $7 million in accounts payable — affiliate as of December 31, 2015, and 2014.

Note 15 — Commitments and Contingencies
Operating Lease Commitments
The Company leases certain facilities and equipment under operating leases, some of which include escalation clauses, expiring on various dates through 2048. The effects of these scheduled rent increases, leasehold incentives, and rent concessions are recognized on a straight-line basis over the lease term unless another systematic and rational allocation basis is more representative of the time pattern in which the leased property is physically employed. Lease expense under operating leases was $9 million, $8 million and $2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Future minimum lease commitments under operating leases for the years ending after December 31, 2015, are as follows:

Period	(In millions)
2016	$12
2017	9
2018	9
2019	9
2020	8
Thereafter	135
Total	$182
Gas and Transportation Commitments
The Company has entered into contractual arrangements to procure power, fuel and associated transportation services. For the years ended December 31, 2015, 2014 and 2013, the Company purchased $40 million, $55 million, and $40 million, respectively, under such arrangements. As further described in Note 14 Related Party Transactions, these balances include intercompany sales in the amount of $13 million, $12 million and $7 million, respectively.
As of December 31, 2015, the Company's commitments under such outstanding agreements are estimated as follows:

Period	(In millions)
2016	$12
2017	6
2018	3
2019	3
2020	3
Thereafter	21
Total	$48
Contingencies
In the normal course of business, the Company is subject to various claims and litigations. Management expects that these various litigation items will not have a material adverse effect on the Company's results of operations or financial position.

Note 16 — Unaudited Quarterly Data
Refer to Note 2, Summary of Significant Accounting Policies, and Note 3, Business Acquisitions, for a description of the effect of unusual or infrequently occurring events during the quarterly periods. Summarized unaudited quarterly financial data is as follows:

	Quarter Ended
	December 31,	September 30, (a)	June 30, (a)	March 31, (a)
	2015
	(In millions, except per share data)
Operating Revenues	$209	$225	$235	$200
(As previously reported)
Operating Revenues	N/A	209	217	180
Change	N/A	16	18	20

Operating Income	66	80	85	46
(As previously reported)
Operating Income	N/A	86	87	48
Change	N/A	(6)	(2)	(2)

Net Income (Loss)	13	24	38	(20)
(As previously reported)
Net Income (Loss)	N/A	34	41	(16)
Change	N/A	(10)	(3)	(4)
Net Income (Loss) Attributable to NRG Yield, Inc.	$11	$17	$10	$(5)
Weighted average number of Class A common shares outstanding - basic and diluted	35	35	35	35
Weighted average number of Class C common shares outstanding - basic and diluted (b)	63	63	35	35
Earnings (Losses) per Weighted Average Class A and Class C Common Share - Basic and Diluted	$0.12	$0.18	$0.15	$(0.07)

(a) The Company's unaudited quarterly financial data was recast for the effect of the November 2015 Drop Down Assets.

	Quarter Ended
	December 31, (a)	September 30, (a)	June 30, (a)	March 31, (a)
	2014
	(In millions, except per share data)
Operating Revenues	$212	$199	$194	$141
(As previously reported)
Operating Revenues	192	184	173	140
Change	20	15	21	1

Operating Income	71	84	60	51
(As previously reported)
Operating Income	70	84	64	54
Change	1	—	(4)	(3)

Net Income	4	37	35	23
(As previously reported)
Net Income	5	40	41	26
(Change)	(1)	(3)	(6)	(3)

Net Income Attributable to NRG Yield, Inc.	—	6	6	4
Weighted average number of Class A and C common shares outstanding - basic and diluted	35	31	23	23
Earnings per Weighted Average Class A and Class C Common Share - Basic and Diluted	$0.01	$0.10	$0.13	$0.09

(a) The Company's unaudited quarterly financial data was recast for the effect of the November 2015 Drop Down Assets.

Schedule I
NRG Yield, Inc. (Parent)
Condensed Financial Information of Registrant
Condensed Statements of Income

	Year ended December 31,
(In millions)	2015	2014 (a)	2013 (a)

Total operating expense	$2	$—	$—
Equity earnings in consolidated subsidiaries	78	108	77
Interest expense	(9)	(5)	—
Total other income, net	69	103	77
Income Before Income Taxes	67	103	77
Income tax expense	12	4	8
Net Income	55	99	69
Less: Net income attributable to noncontrolling interests	42	48	42
Less: Pre-acquisition net (loss) income of Drop Down Assets	(20)	35	14
Net Income Attributable to NRG Yield, Inc.	$33	$16	$13

(a) Retrospectively adjusted as discussed in Item 15 — Note 1, Nature of Business of the Company's Consolidated Financial Statements.

See accompanying notes to condensed financial statements.

Schedule I
NRG Yield, Inc. (Parent)
Condensed Balance Sheets

	Year ended December 31,
	2015	2014 (a)
	(In millions)
Assets
Current Assets:
Cash and cash equivalents	$1	$—
Noncurrent Assets:
Investment in consolidated subsidiaries	2,434	2,475
Note receivable - Yield Operating	618	337
Deferred income taxes	170	134
Total Assets	3,223	2,946

Liabilities and Equity

Accounts payable — affiliate	4	—
Other current liabilities	1	—
Long-term debt	586	321
Total Liabilities	591	321

Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 182,848,000 shares issued and outstanding (Class A 34,586,250, Class B 42,738,750, Class C 62,784,250, Class D 42,738,750) at December 31, 2015 and 154,650,000 shares issued and outstanding (Class A 34,586,250, Class B 42,738,750, Class C 34,586,250, Class D 42,738,750) at December 31, 2014	1	—
Additional paid-in capital	1,855	1,240
Retained earnings	12	3
Accumulated other comprehensive loss	(27)	(9)
Noncontrolling interest	791	1,391
Total Stockholders' Equity	2,632	2,625
Total Liabilities and Stockholders' Equity	$3,223	$2,946

(a) Retrospectively adjusted as discussed in Item 15 — Note 1, Nature of Business of the Company's Consolidated Financial Statements.

See accompanying notes to condensed financial statements.

Schedule I
NRG Yield, Inc. (Parent)
Condensed Statements of Cash Flows

	Years ended December 31,
	2015	2014 (a)	2013 (a)
	(In millions)
Net Cash Provided by (Used in) Operating Activities	$2	$(1)	$5
Cash Flows from Investing Activities
Investments in consolidated affiliates	(600)	(630)	(468)
Increase in notes receivable - affiliate	(281)	(337)	—
Net Cash Used in Investing Activities	(881)	(967)	(468)
Cash Flows from Financing Activities
Proceeds from issuance of debt	288	345	—
Proceeds from the issuance of common stock	599	630	468
Payment of debt issuance costs	(7)	(7)	—
Cash received from Yield LLC for the payment of dividends	69	41	—
Payment of dividends	(69)	(41)	(5)
Net Cash Provided by Financing Activities	880	968	463
Net Increase in Cash and Cash Equivalents	1	—	—
Cash and Cash Equivalents at Beginning of Period	—	—	—
Cash and Cash Equivalents at End of Period	$1	$—	$—

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business of the Company's Consolidated Financial Statements.

See accompanying notes to condensed financial statements.

Schedule I
NRG Yield, Inc. (Parent)
Notes to Condensed Financial Statements

Note 1 — Background and Basis of Presentation
Background
NRG Yield, Inc., is a dividend growth-oriented company formed by NRG, as a Delaware corporation on December 20, 2012. The Company used the net proceeds from its initial public offering of Class A common stock on July 22, 2013, to acquire 19,011,250 Class A units of NRG Yield LLC from NRG, as well as 3,500,000 Class A units directly from NRG Yield LLC. At the time of the offering, NRG owned 42,738,750 NRG Yield LLC Class B units. NRG Yield LLC, through its wholly owned subsidiary, NRG Yield Operating LLC, is a holder of a portfolio of renewable and conventional generation and thermal infrastructure assets, primarily located in the Northeast, Southwest and California regions of the U.S.
On July 29, 2014, the Company issued 12,075,000 shares of Class A common stock for net proceeds, after underwriting discount and expenses, of $630 million. The Company utilized the proceeds of the offering to acquire 12,075,000 additional Class A units of NRG Yield LLC. On May 14, 2015, the Company completed a stock split in connection with which each outstanding share of Class A common stock was split into one share of Class A common stock and one share of Class C common stock, and each outstanding share of Class B common stock was split into one share of Class B common stock and one share of Class D common stock. The stock split is referred to as the Recapitalization and all applicable disclosures have been retrospectively adjusted to reflect the Recapitalization. In addition, on June 29, 2015, the Company completed the issuance of 28,198,000 shares of Class C common stock for net proceeds of $599 million. See further discussion in Note 11, Stockholders' Equity to the Company's consolidated financial statements. As a result and as of December 31, 2015, the Company has a 53.3% economic interest in NRG Yield LLC.
The holders of the Company's issued and outstanding shares of Class A and Class C common stock have 100% of economic interest in the Company and are entitled to dividends. NRG receives its distributions from Yield LLC through its ownership of Class B and Class D common units.
Basis of Presentation
The condensed parent-only company financial statements have been prepared in accordance with Rule 12-04 of Regulation S-X, as the restricted net assets of NRG Yield, Inc.’s subsidiaries exceed 25% of the consolidated net assets of NRG Yield, Inc. The parent's 100% investment in its subsidiaries has been recorded using the equity basis of accounting in the accompanying condensed parent-only financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto of NRG Yield, Inc. As described in Note 1, Nature of Business, to the Company's consolidated financial statements, the Company's historical financial statements previously filed with the SEC have been recast to include the results attributable to the November 2015 Drop Down Assets from the date these entities were under common control, the majority of which were acquired on April 1, 2014.
Note 2 — Long-Term Debt
For a discussion of NRG Yield Inc.’s financing arrangements, see Note 9, Long-term Debt, to the Company's consolidated financial statements.
Note 3 — Commitments, Contingencies and Guarantees
See Note 13, Income Taxes and Note 15, Commitments and Contingencies to the Company's consolidated financial statements for a detailed discussion of NRG Yield, Inc.’s commitments and contingencies.
Note 4 — Dividends
Cash distributions paid to NRG Yield, Inc. by its subsidiary, NRG Yield LLC, were $69 million, $41 million and $5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2014.
2.5	Purchase and Sale Agreement, dated as of November 4, 2014, by and between NRG Wind LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 7, 2014.
2.6	Purchase and Sale Agreement, dated as of November 4, 2014, by and between NRG Arroyo Nogales LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on November 7, 2014.
2.7*^	Purchase and Sale Agreement, dated as of June 17, 2015, by and between EFS Desert Sun, LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2015.
2.8	Purchase and Sale Agreement, dated as of September 17, 2015, by and between NRG Energy Gas & Wind Holdings, Inc. and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 21, 2015.
3.1	Second Amended and Restated Certificate of Incorporation of NRG Yield, Inc., dated as of May 14, 2015.	Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 15, 2015.
3.2	Certificate of Correction to Second Amended and Restated Certificate of Incorporation of NRG Yield, Inc., dated as of June 9, 2015.	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 9, 2015.
3.3	Certificate of Correction to Second Amended and Restated Certificate of Incorporation of NRG Yield, Inc., dated as of February 23, 2016.	Filed herewith.
3.4	Third Amended and Restated Bylaws of NRG Yield, Inc., dated as of February 23, 2016.	Filed herewith.
4.1	Third Amended and Restated Limited Liability Company Agreement of NRG Yield LLC, dated as of May 14, 2015.	Incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 15, 2015.
4.2
Indenture, dated February 11, 2014, among NRG Yield, Inc., NRG Yield Operating LLC and NRG Yield LLC, as Guarantors, and Wilmington Trust, National Association, as trustee, re: the Company’s 3.50% Convertible Senior Notes due 2019.
Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 11, 2014.
4.3	Form of 3.50% Convertible Senior Note due 2019.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 11, 2014.
4.4	Indenture, dated August 5, 2014, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 5, 2014.
4.5	Form of 5.375% Senior Note due 2024.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 5, 2014.

4.6
Registration Rights Agreement, dated August 5, 2014, among NRG Yield Operating LLC, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers.
Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 5, 2014.
4.7	Supplemental Indenture, dated as of November 7, 2014, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 13, 2014.
4.8	Supplemental Indenture, dated as of February 25, 2015, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 27, 2015.
4.9	Supplemental Indenture, dated as of April 10, 2015, among NRG Yield Operating LLC, NRG Yield LLC, the other guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 16, 2015.
4.10	Fourth Supplemental Indenture, dated as of May 8, 2015, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 8, 2015.
4.11	Indenture, dated June 29, 2015, among NRG Yield, Inc., NRG Yield Operating LLC and NRG Yield LLC, as Guarantors, and Wilmington Trust, National Association, as Trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 29, 2015.
4.12	Form of 3.25% Convertible Senior Note due 2020.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 29, 2015.
4.13	Specimen Class A Common Stock Certificate.	Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A/A filed on May 8, 2015.
4.14	Specimen Class C Common Stock Certificate.	Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A/A filed on May 8, 2015.
10.1	Amended and Restated Registration Rights Agreement, dated as of May 14, 2015, by and between NRG Energy, Inc. and NRG Yield, Inc.	Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 15, 2015.
10.2	Amended and Restated Exchange Agreement, dated as of May 14, 2015, by and among NRG Energy, Inc., NRG Yield, Inc. and NRG Yield LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 15, 2015.
10.3	Amended and Restated Right of First Offer Agreement, dated as of March 12, 2015, by and between NRG Energy, Inc. and NRG Yield, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 12, 2015.
10.4	Management Services Agreement, dated as of July 22, 2013, by and between NRG Energy, Inc., NRG Yield, Inc., NRG Yield LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 26, 2013.
10.5	Trademark License Agreement, dated as of July 22, 2013, by and between NRG Energy, Inc. and NRG Yield, Inc.	Incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on July 26, 2013.
10.6
Loan Guarantee Agreement, dated as of September 30, 2011, by and among High Plains Ranch II, LLC, as borrower, the U.S. Department of Energy, as guarantor, and the U.S. Department of Energy, as loan servicer.
Incorporated herein by reference to Exhibit 10.8 to the Company's Draft Registration Statement on Form S-1, filed on February 13, 2013.
10.7	Operation and Maintenance Agreement, dated as of January 31, 2011, by and among Avenal Solar Holdings LLC and NRG Energy Services LLC.	Incorporated herein by reference to Exhibit 10.11 to the Company's Draft Registration Statement on Form S-1filed on February 13, 2013.
10.8	Asset Management Agreement, dated as of August 30, 2012, by and among NRG Solar Avra Valley LLC and NRG Solar Asset Management LLC.	Incorporated herein by reference to Exhibit 10.12 to the Company's Draft Registration Statement on Form S-1 filed on February 13, 2013.
10.9	Operation and Maintenance Agreement, dated as of August 1, 2012, by and among NRG Energy Services LLC and NRG Solar Borrego I LLC.	Incorporated herein by reference to Exhibit 10.13 to the Company's Draft Registration Statement on Form S-1 filed on February 13, 2013.
10.10	Asset Management Agreement, dated as of March 15, 2012, by and among NRG Solar Alpine LLC and NRG Solar Asset Management LLC.	Incorporated herein by reference to Exhibit 10.14 to the Company's Draft Registration Statement on Form S-1 filed on February 13, 2013.
10.11	Operation and Maintenance Agreement, dated as of September 30, 2011, by and among NRG Energy Services LLC and High Plains Ranch II, LLC.	Incorporated herein by reference to Exhibit 10.15 to the Company's Draft Registration Statement on Form S-1 filed on February 13, 2013.

10.12	Project Administration Agreement, dated as of August 16, 2010, by and among South Trent Wind LLC and NRG Texas Power LLC.	Incorporated herein by reference to Exhibit 10.16 to the Company's Draft Registration Statement on Form S-1 filed on February 13, 2013.
10.13	Operation and Maintenance Agreement, dated as of April 24, 2009, by and among GenConn Devon LLC and Devon Power LLC.	Incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 filed on June 7, 2013.
10.14	Operation and Maintenance Agreement, dated as of April 24, 2009, by and among GenConn Middletown LLC and Middletown Power LLC.	Incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 filed on June 7, 2013.
10.15	Administrative Services Agreement, dated as of April 2, 2009, by and among GenOn Energy Services, LLC (formerly Mirant Services, LLC) and NRG Marsh Landing, LLC (formerly Mirant Marsh Landing, LLC.	Incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 filed on June 7, 2013.
10.16†	NRG Yield, Inc. Amended and Restated 2013 Equity Incentive Plan, dated as of May 14, 2015.	Incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 15, 2015.
10.17	Form of Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1/A filed on June 21, 2013.
10.18.1
Amended and Restated Credit Agreement, dated April 25, 2014, by and among NRG Yield Operating LLC, NRG Yield LLC, Royal Bank of Canada, as Administrative Agent, the lenders party thereto, Royal Bank of Canada, Goldman Sachs Bank USA and Bank of America, N.A., as L/C Issuers and RBC Capital Markets as Sole Left Lead Arranger and Sole Left Lead Book Runner.
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2014.
10.18.2	First Amendment to Amended & Restated Credit Agreement, dated June 26, 2015, by and among NRG Yield Operating LLC, NRG Yield LLC, Royal Bank of Canada and the Lenders party thereto.	Incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2015.
10.19.1
Credit Agreement, dated as of August 23, 2011, among NRG West Holdings LLC, ING Capital LLC, Union Bank, N.A., Mizuho Corporate Bank, Ltd., RBS Securities Inc., Credit Agricole Corporate and Investment Bank, and each of lenders and issuing banks thereto.*
Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2014.
10.19.2	Amendment No. 1 to the Credit Agreement, dated October 7, 2011, by and between NRG West Holdings LLC and Credit Agricole Corporate and Investment Bank.	Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2014.
10.19.3	Amendment No. 2 to the Credit Agreement, dated February 29, 2012, by and between NRG West Holdings LLC and Credit Agricole Corporate and Investment Bank.	Incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2014.
10.19.4	Amendment No. 3 to the Credit Agreement, dated as of January 27, 2014, by and between NRG West Holdings LLC and Credit Agricole Corporate and Investment Bank.	Incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2015.
10.19.5
Amendment No. 4 to the Credit Agreement and Amendment No. 1 to the Collateral Agreement, dated as of May 16, 2014, by and between NRG West Holdings LLC, El Segundo Energy Center LLC and Credit Agricole Corporate and Investment Bank.
Incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2015.
10.19.6	Amendment No. 5 to the Credit Agreement, dated as of May 29, 2015, by and between NRG West Holdings LLC and ING Capital LLC.	Incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2015.
10.20.1	Amended and Restated Credit Agreement, dated July 17, 2014, by and among NRG Marsh Landing LLC, The Royal Bank of Scotland Plc, Deutsche Bank Trust Company Americas and the lenders party thereto.	Incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2014.
10.20.2
First Amendment to the Credit Agreement and Collateral Agency and Intercreditor Agreement, dated July 17, 2014, by and among NRG Marsh Landing LLC, The Royal Bank of Scotland Plc, Deutsche Bank Trust Company Americas and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2014.
10.21^	Amended and Restated Limited Liability Company Agreement of NRG RPV Holdco 1 LLC, dated as of April 9, 2015.	Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2015.
10.22^	Amended and Restated Limited Liability Company Agreement of NRG DGPV Holdco 1 LLC, dated as of May 8, 2015.	Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2015.

21.1	Subsidiaries of NRG Yield, Inc.	Filed herewith.
23.1	Consent of KPMG LLP.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of Mauricio Gutierrez.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32	Section 1350 Certification.	Filed herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

†	Indicates exhibits that constitute compensatory plans or arrangements.
*
This filing excludes schedules pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementary to the Securities and Exchange Commission upon request by the Commission.

^
Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG YIELD, INC. (Registrant)

/s/ MAURICIO GUTIERREZ
Mauricio Gutierrez
Interim Chief Executive Officer (Principal Executive Officer)

Date: February 29, 2016

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
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 29, 2016.

Signature	Title	Date
/s/ MAURICIO GUTIERREZ	Interim President and Chief Executive Officer	February 29, 2016
Mauricio Gutierrez	(Principal Executive Officer)
/s/ KIRKLAND B. ANDREWS	Chief Financial Officer and Director	February 29, 2016
Kirkland B. Andrews	(Principal Financial Officer)
/s/ DAVID CALLEN	Chief Accounting Officer	February 29, 2016
David Callen	(Principal Accounting Officer)
/s/ JOHN CHLEBOWSKI	Chairman of the Board	February 29, 2016
John Chlebowski
/s/ BRIAN FORD	Director	February 29, 2016
Brian Ford
/s/ FERRELL MCCLEAN	Director	February 29, 2016
Ferrell McClean
/s/ CHRISTOPHER SOTOS	Director	February 29, 2016
Christopher Sotos