Form 10-K/A
period 2015-12-31
NRG Yield, Inc.
filed 2016-03-29
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
Documents Incorporated by Reference:
Portions of the Registrant's Definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders, filed on March 16, 2016, were incorporated by reference into Part III of the Registrant's Annual Report on Form 10-K, filed on February 29, 2016.

Explanatory Note

On February 29, 2016, NRG Yield, Inc. (the "Company") filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2015.

This Amendment No. 1 to Form 10-K (this "Amendment") of the Company is being filed solely to amend Item 15 to include the consolidated financial statements of GCE Holding LLC ("GCE") as required under Rule 3-09 of Regulation S-X. The financial statements of GCE for its fiscal year ended December 31, 2015 were not available at the time the Company filed its Annual Report on Form 10-K. The required financial statements are now provided as Exhibit 99.1 and Exhibit 99.2 to this Amendment.

Item 15(c) is the only portion of the Company's Annual Report on Form 10-K being supplemented or amended by this Amendment. Except as set forth herein, this Amendment does not change or update any other information set forth in the original filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, and does not reflect events occurring after the original filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2015. This Amendment consists solely of the preceding cover page, this explanatory note, the information required by Item 15(c) of Form 10-K as provided in Exhibit 99.1 and Exhibit 99.2, an updated exhibit index, a signature page, the accountants' consent for GCE and the certifications required to be filed as exhibits hereto.

PART IV
Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of NRG Yield, Inc. and related notes thereto, together with the reports thereon of KPMG LLP, were included in Item 15 of NRG Yield, Inc.'s Annual Report on Form 10-K filed on February 29, 2016:
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
(a)(2) Financial Statement Schedules
The following schedules of NRG Yield, Inc. were filed as part of Item 15 of NRG Yield, Inc.'s Annual Report on Form 10-K filed on February 29, 2016 and should be read in conjunction with the Consolidated Financial Statements:
NRG Yield, Inc. Financial Statements for the years ended December 31, 2015, 2014 and 2013, are included in NRG Yield, Inc.'s Annual Report on Form 10-K pursuant to the requirements of Rule 5-04(c) of Regulation S-X
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted
(a)(3) Exhibits: See Exhibit Index submitted as a separate section of this report
(b) Exhibits
See Exhibit Index submitted as a separate section of this report
(c) Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons
The following financial statements of GCE Holding LLC are required under Rule 3-09 of Regulation S-X and are incorporated by reference to Item 15 of this report. They should be read in conjunction with the Consolidated Financial Statements:

GCE Holding LLC Consolidated Financial Statements for the years ended December 31, 2015 and 2014 are included as Exhibit 99.1 to Amendment No. 1 to NRG Yield, Inc.'s Annual Report on Form 10-K

GCE Holding LLC Consolidated Financial Statements for the year ended December 31, 2013 are included as Exhibit 99.2 to Amendment No. 1 to NRG Yield, Inc.'s Annual Report on Form 10-K

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
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2014.
2.5	Purchase and Sale Agreement, dated as of November 4, 2014, by and between NRG Wind LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 7, 2014.
2.6	Purchase and Sale Agreement, dated as of November 4, 2014, by and between NRG Arroyo Nogales LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on November 7, 2014.
2.7*^	Purchase and Sale Agreement, dated as of June 17, 2015, by and between EFS Desert Sun, LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2015.
2.8	Purchase and Sale Agreement, dated as of September 17, 2015, by and between NRG Energy Gas & Wind Holdings, Inc. and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 21, 2015.
3.1	Second Amended and Restated Certificate of Incorporation of NRG Yield, Inc., dated as of May 14, 2015.	Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 15, 2015.
3.2	Certificate of Correction to Second Amended and Restated Certificate of Incorporation of NRG Yield, Inc., dated as of June 9, 2015.	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 9, 2015.
3.3	Certificate of Correction to Second Amended and Restated Certificate of Incorporation of NRG Yield, Inc., dated as of February 23, 2016.	Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K filed on February 29, 2016.
3.4	Third Amended and Restated Bylaws of NRG Yield, Inc., dated as of February 23, 2016.	Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed on February 29, 2016.
4.1	Third Amended and Restated Limited Liability Company Agreement of NRG Yield LLC, dated as of May 14, 2015.	Incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 15, 2015.
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
Incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2014.
10.21^	Amended and Restated Limited Liability Company Agreement of NRG RPV Holdco 1 LLC, dated as of April 9, 2015.	Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2015.
10.22^	Amended and Restated Limited Liability Company Agreement of NRG DGPV Holdco 1 LLC, dated as of May 8, 2015.	Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2015.

21.1	Subsidiaries of NRG Yield, Inc.	Incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on February 29, 2016.
23.1	Consent of KPMG LLP.	Incorporated herein by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K filed on February 29, 2016.
23.2	Consent of PricewaterhouseCoopers LLP.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of Mauricio Gutierrez.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
99.1	Financial Statements of GCE Holding LLC for the years ended December 31, 2015 and 2014.	Filed herewith.
99.2	Financial Statements of GCE Holding LLC for the year ended December 31, 2013.	Filed herewith.
101 INS	XBRL Instance Document.	Previously filed with the Company's Annual Report on Form 10-K filed on February 29, 2016.
101 SCH	XBRL Taxonomy Extension Schema.	Previously filed with the Company's Annual Report on Form 10-K filed on February 29, 2016.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Previously filed with the Company's Annual Report on Form 10-K filed on February 29, 2016.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Previously filed with the Company's Annual Report on Form 10-K filed on February 29, 2016.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Previously filed with the Company's Annual Report on Form 10-K filed on February 29, 2016.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Previously filed with the Company's Annual Report on Form 10-K filed on February 29, 2016.

†	Indicates exhibits that constitute compensatory plans or arrangements.
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

Date: March 29, 2016