Form 10-Q
period 2016-06-30
NRG Yield, Inc.
filed 2016-08-09
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2016

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-36002
NRG Yield, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-1777204 (I.R.S. Employer Identification No.)

804 Carnegie Center, Princeton, New Jersey (Address of principal executive offices)	08540 (Zip Code)
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
Yes ☐       No ☒
As of July 31, 2016, there were 34,586,250 shares of Class A common stock outstanding, par value $0.01 per share, 42,738,750 shares of Class B common stock outstanding, par value $0.01 per share, 62,784,250 shares of Class C common stock outstanding, par value $0.01 per share, and 42,738,750 shares of Class D common stock outstanding, par value $0.01 per share.

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

•
Hazards customary to the power production industry and power generation operations such as fuel and electricity price volatility, unusual weather conditions (including wind and solar conditions), catastrophic weather-related or other damage to facilities, unscheduled generation outages, maintenance or repairs, unanticipated changes to fuel supply costs or availability due to higher demand, shortages, transportation problems or other developments, environmental incidents, or electric transmission or gas pipeline system constraints and the possibility that the Company may not have adequate insurance to cover losses as a result of such hazards;

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2015 Form 10-K	NRG Yield, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015
2019 Convertible Notes	$345 million aggregate principal amount of 3.50% Convertible Notes due 2019, issued by NRG Yield, Inc.
2020 Convertible Notes	$287.5 million aggregate principal amount of 3.25% Convertible Notes due 2020, issued by NRG Yield, Inc.
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates – updates to the ASC
Buffalo Bear	Buffalo Bear, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Buffalo Bear project
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

COD	Commercial Operations Date
Company	NRG Yield, Inc. together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
DGPV Holdco 1	NRG DGPV Holdco 1 LLC
DGPV Holdco 2	NRG DGPV Holdco 2 LLC
Distributed Solar	Solar power projects, typically less than 20 MW in size, that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Collectively, the January 2015 Drop Down Assets and the November 2015 Drop Down Assets
Economic Gross Margin	Energy and capacity revenue less cost of fuels
El Segundo	NRG West Holdings LLC, the subsidiary of Natural Gas Repowering LLC, which owns the El Segundo Energy Center project
ERCOT	Electric Reliability Council of Texas, the ISO and the regional reliability coordinator of the various electricity systems within Texas
EWG	Exempt Wholesale Generator
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
HLBV	Hypothetical Liquidation at Book Value
IASB	International Accounting Standards Board
ISO	Independent System Operator, also referred to as RTO
January 2015 Drop Down Assets	The Laredo Ridge, Tapestry and Walnut Creek projects, which were acquired by NRG Yield Operating LLC from NRG on January 2, 2015
Kansas South	NRG Solar Kansas South LLC, the operating subsidiary of NRG Solar Kansas South Holdings LLC, which owns the Kansas South project
Laredo Ridge	Laredo Ridge Wind, LLC, the operating subsidiary of Mission Wind Laredo, LLC, which owns the Laredo Ridge project
LIBOR	London Inter-Bank Offered Rate
Marsh Landing	NRG Marsh Landing LLC, formerly GenOn Marsh Landing LLC

MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG Yield, Inc. net of collateral
NOLs	Net Operating Losses
November 2015 Drop Down Assets	75% of the Class B interests of NRG Wind TE Holdco, which owns a portfolio of 12 wind facilities totaling 814 net MW, which was acquired by NRG Yield Operating LLC from NRG on November 3, 2015
NRG	NRG Energy, Inc.
NRG Wind TE Holdco	NRG Wind TE Holdco LLC
NRG Yield LLC	The holding company through which the projects are owned by NRG, the holder of Class B and Class D units, and NRG Yield, Inc., the holder of the Class A and Class C units
NRG Yield Operating LLC	The holder of the project assets that are owned by NRG Yield LLC
OCI/OCL	Other comprehensive income/loss
Pinnacle	Pinnacle Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Pinnacle project
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
QF	Qualifying Facility under the Public Utility Regulatory Policies Act of 1978
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

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share amounts)	2016	2015 (a)	2016	2015 (a)
Operating Revenues
Total operating revenues	$258	$235	$478	$435
Operating Costs and Expenses
Cost of operations	75	75	158	159
Depreciation and amortization	67	70	133	137
General and administrative	3	3	6	6
Acquisition-related transaction and integration costs	—	1	—	1
Total operating costs and expenses	145	149	297	303
Operating Income	113	86	181	132
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	18	8	20	10
Other income, net	1	—	1	1
Loss on debt extinguishment	—	(7)	—	(7)
Interest expense	(62)	(45)	(130)	(118)
Total other expense, net	(43)	(44)	(109)	(114)
Income Before Income Taxes	70	42	72	18
Income tax expense	12	4	12	—
Net Income	58	38	60	18
Less: Pre-acquisition net loss of Drop Down Assets	—	(3)	—	(7)
Net Income Excluding Pre-acquisition Net Loss of Drop Down Assets	58	41	60	25
Less: Net income attributable to noncontrolling interests	26	31	23	20
Net Income Attributable to NRG Yield, Inc.	$32	$10	$37	$5
Earnings Per Share Attributable to NRG Yield, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic	35	35	35	35
Weighted average number of Class A common shares outstanding - diluted	49	35	35	35
Weighted average number of Class C common shares outstanding - basic	63	35	63	35
Weighted average number of Class C common shares outstanding - diluted	73	35	63	35
Earnings per Weighted Average Class A and Class C Common Share - Basic	$0.33	$0.15	$0.38	$0.07
Earnings per Weighted Average Class A Common Share - Diluted	0.29	0.15	0.38	0.07
Earnings per Weighted Average Class C Common Share - Diluted	0.31	0.15	0.38	0.07
Dividends Per Class A Common Share	0.23	0.20	0.455	0.59
Dividends Per Class C Common Share	$0.23	$0.20	$0.455	$0.20

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2016	2015 (a)	2016	2015 (a)
Net Income	$58	$38	$60	$18
Other Comprehensive (Loss) Income, net of tax
Unrealized (loss) gain on derivatives, net of income tax benefit (expense) of $3, ($4), $12 and $4	(16)	23	(57)	3
Other comprehensive (loss) income	(16)	23	(57)	3
Comprehensive Income	42	61	3	21
Less: Pre-acquisition net loss of Drop Down Assets	—	(3)	—	(7)
Less: Comprehensive income (loss) attributable to noncontrolling interests	13	48	(14)	30
Comprehensive Income (Loss) Attributable to NRG Yield, Inc.	$29	$16	$17	$(2)

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except shares)	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$89	$111
Restricted cash	55	48
Accounts receivable — trade	109	95
Accounts receivable — affiliate	1	—
Inventory	35	35
Derivative instruments	1	—
Notes receivable	7	7
Prepayments and other current assets	22	22
Total current assets	319	318
Property, plant and equipment, net of accumulated depreciation of $832 and $701	4,947	5,056
Other Assets
Equity investments in affiliates	778	798
Notes receivable	6	10
Intangible assets, net of accumulated amortization of $132 and $93	1,321	1,362
Deferred income taxes	170	170
Other non-current assets	66	61
Total other assets	2,341	2,401
Total Assets	$7,607	$7,775
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$251	$241
Accounts payable — trade	21	23
Accounts payable — affiliate	32	85
Derivative instruments	37	39
Accrued expenses and other current liabilities	39	68
Total current liabilities	380	456
Other Liabilities
Long-term debt	4,465	4,562
Accounts payable — affiliate	20	—
Derivative instruments	122	61
Other non-current liabilities	63	64
Total non-current liabilities	4,670	4,687
Total Liabilities	5,050	5,143
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 182,848,000 shares issued and outstanding (Class A 34,586,250, Class B 42,738,750, Class C 62,784,250, Class D 42,738,750) at June 30, 2016, and December 31, 2015	1	1
Additional paid-in capital	1,835	1,855
Retained earnings	26	12
Accumulated other comprehensive loss	(47)	(27)
Noncontrolling interest	742	791
Total Stockholders' Equity	2,557	2,632
Total Liabilities and Stockholders' Equity	$7,607	$7,775

See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2016	2015 (a)
	(In millions)
Cash Flows from Operating Activities
Net income	$60	$18
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(20)	(10)
Distributions from unconsolidated affiliates	22	32
Depreciation and amortization	133	137
Amortization of financing costs and debt discounts	10	6
Amortization of intangibles and out-of-market contracts	40	26
Adjustment for debt extinguishment	—	7
Changes in income taxes	12	—
Changes in derivative instruments	(2)	(37)
Disposal of asset components and ARO accretion	4	2
Changes in prepaid and accrued capacity payments	(65)	(66)
Changes in other working capital	4	(22)
Net Cash Provided by Operating Activities	198	93
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	—	(37)
Acquisition of Drop Down Assets, net of cash acquired	—	(489)
Capital expenditures	(11)	(8)
(Increase) decrease in restricted cash	(7)	5
Decrease in notes receivable	4	3
Return of investment from unconsolidated affiliates	29	15
Investments in unconsolidated affiliates	(59)	(328)
Other	2	—
Net Cash Used in Investing Activities	(42)	(839)
Cash Flows from Financing Activities
Net contributions from noncontrolling interests	8	123
Distributions to NRG for NRG Wind TE Holdco	(6)	—
Proceeds from the issuance of common stock	—	600
Payment of dividends and distributions to shareholders	(83)	(61)
Payment of debt issuance costs	—	(11)
Net borrowings from the revolving credit facility	12	267
Net payments of long-term debt	(109)	(294)
Net Cash (Used in) Provided by Financing Activities	(178)	624
Net Decrease in Cash and Cash Equivalents	(22)	(122)
Cash and Cash Equivalents at Beginning of Period	111	429
Cash and Cash Equivalents at End of Period	$89	$307

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
NRG Yield, Inc. consolidates the results of NRG Yield LLC through its controlling interest, with NRG's interest shown as noncontrolling interest in the financial statements. On May 14, 2015, NRG Yield, Inc. completed a stock split whereby each outstanding share of Class A common stock was split into one share of Class A common stock and one share of Class C common stock, and each outstanding share of Class B common stock was split into one share of Class B common stock and one share of Class D common stock. The stock split is referred to as the Recapitalization and all references to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retrospectively adjusted to reflect the Recapitalization. In addition, on June 29, 2015, NRG Yield, Inc. completed the issuance of 28,198,000 shares of Class C common stock for net proceeds of $599 million. The holders of NRG Yield, Inc.'s outstanding shares of Class A and Class C common stock are entitled to dividends as declared. NRG receives its distributions from NRG Yield LLC through its ownership of NRG Yield LLC Class B and Class D units.
The following table represents the structure of the Company as of June 30, 2016:

NRG Energy, Inc.
Public shareholders
Class B Common Stock and Class D Common Stock Aggregate 55.1% Voting Interest
NRG Yield, Inc.
Class A Common Stock and Class C Common Stock Aggregate 44.9% Voting Interest
Sole Managing Member Class A Units and Class C Units Aggregate 53.3% Economic Interest
Class B Units and Class D Units Aggregate 46.7% Economic Interest
NRG Yield LLC
NRG Yield Operating LLC
Project companies

As of June 30, 2016, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Conventional
El Segundo	100%	550	Southern California Edison	2023
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Pacific Gas and Electric	2023
Walnut Creek	100%	485	Southern California Edison	2023
		1,945
Utility Scale Solar
Alpine	100%	66	Pacific Gas and Electric	2033
Avenal	50%	23	Pacific Gas and Electric	2031
Avra Valley	100%	26	Tucson Electric Power	2032
Blythe	100%	21	Southern California Edison	2029
Borrego	100%	26	San Diego Gas and Electric	2038
CVSR	48.95%	122	Pacific Gas and Electric	2038
Desert Sunlight 250	25%	63	Southern California Edison	2035
Desert Sunlight 300	25%	75	Pacific Gas and Electric	2040
Kansas South	100%	20	Pacific Gas and Electric	2033
Roadrunner	100%	20	El Paso Electric	2031
TA High Desert	100%	20	Southern California Edison	2033
		482
Distributed Solar
AZ DG Solar Projects	100%	5	Various	2025 - 2033
PFMG DG Solar Projects	51%	4	Various	2032
		9
Wind
Alta I	100%	150	Southern California Edison	2035
Alta II	100%	150	Southern California Edison	2035
Alta III	100%	150	Southern California Edison	2035
Alta IV	100%	102	Southern California Edison	2035
Alta V	100%	168	Southern California Edison	2035
Alta X (b)	100%	137	Southern California Edison	2038
Alta XI (b)	100%	90	Southern California Edison	2038
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Crosswinds	74.3%	16	Corn Belt Power Cooperative	2027
Elbow Creek	75%	92	NRG Power Marketing LLC	2022
Elkhorn Ridge	50.3%	41	Nebraska Public Power District	2029
Forward	75%	22	Constellation NewEnergy, Inc.	2017
Goat Wind	74.9%	113	Dow Pipeline Company	2025
Hardin	74.3%	11	Interstate Power and Light Company	2027
Laredo Ridge	100%	80	Nebraska Public Power District	2031
Lookout	75%	29	Southern Maryland Electric Cooperative	2030
Odin	74.9%	15	Missouri River Energy Services	2028
Pinnacle	100%	55	Maryland Department of General Services and University System of Maryland	2031
San Juan Mesa	56.3%	68	Southwestern Public Service Company	2025
Sleeping Bear	75%	71	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork	75%	14	PacifiCorp	2028
Spring Canyon II (b)	90.1%	29	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	25	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado	74.9%	121	Southwestern Public Service Company	2027
		1,999

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Thermal
Thermal equivalent MWt (c)	100%	1,315	Various	Various
NRG Dover Energy Center LLC	100%	103	NRG Power Marketing LLC	2018
Thermal generation	100%	20	Various	Various
Total net capacity (excluding equivalent MWt)(d)		4,558

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of June 30, 2016.
(b) Projects are part of tax equity arrangements.
(c) For thermal energy, net capacity represents MWt for steam or chilled water and excludes 134 MWt available under the right-to-use provisions contained in agreements between two of the Company's thermal facilities and certain of its customers.
(d) Total net capacity excludes 55 MW for RPV Holdco and 45 MW for DGPV Holdco 1 and DGPV Holdco 2, which are consolidated by NRG, as further described in Note 4, Variable Interest Entities, or VIEs.

Substantially all of the Company's generation assets are under long-term contractual arrangements for the output or capacity from these assets. The thermal assets are comprised of district energy systems and combined heat and power plants that produce steam, hot water and/or chilled water and in some instances, electricity, at a central plant. Three out of the fourteen district energy systems are subject to rate regulation by state public utility commissions while the other district energy systems have rates determined by negotiated bilateral contracts.
As described in Note 11, Related Party Transactions, the Company has a management services agreement with NRG for various services, including human resources, accounting, tax, legal, information systems, treasury, and risk management.
Stockholders' equity represents the equity associated with the Class A and Class C common stockholders, with the equity associated with the Class B and Class D common stockholder, NRG, and the third-party interests under certain tax equity arrangements classified as noncontrolling interest.
As described in Note 3, Business Acquisitions, on November 3, 2015, the Company acquired 75% of the Class B interests of NRG Wind TE Holdco, or the November 2015 Drop Down Assets, from NRG for cash consideration of $209 million. In February 2016, NRG made a final working capital payment of $2 million, reducing total cash consideration to $207 million. Additionally, on January 2, 2015, the Company acquired the Laredo Ridge, Tapestry, and Walnut Creek projects, or the January 2015 Drop Down Assets, for total cash consideration of $489 million, including $9 million for working capital. The acquisitions of the November 2015 Drop Down Assets and the January 2015 Drop Down Assets, or collectively, the Drop Down Assets, were accounted for as transfers of entities under common control. The accounting guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its consolidated financial statements to reflect the transfers as if they had taken place from the beginning of the financial statements period or from the date the entities were under common control (if later than the beginning of the financial statements period), which was April 1, 2014 for the January Drop Down Assets and the majority of the November 2015 Drop Down Assets. The recast did not affect net income attributable to NRG Yield, Inc., weighted average number of shares outstanding, earnings per share or dividends. With respect to the November 2015 Drop Down Assets, the Company has recorded all minority interests in NRG Wind TE Holdco as noncontrolling interest in the Consolidated Financial Statements for all periods presented.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the SEC’s regulations for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2015. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of June 30, 2016, and the results of operations, comprehensive income and cash flows for the six months ended June 30, 2016, and 2015.

Note 2 — Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during the reporting period. Actual results could be different from these estimates.
Noncontrolling Interests
The following table reflects the changes in the Company's noncontrolling interest balance:

(In millions)
Balance as of December 31, 2015	$791
Capital contributions from tax equity investors, net of distributions	8
November 2015 Drop Down Assets working capital payment	2
Comprehensive loss	(14)
Distributions to NRG	(45)
Balance as of June 30, 2016	$742
Distributions to NRG
The following table lists the distributions paid on NRG Yield LLC's Class B and D units during the six months ended June 30, 2016:

	Second Quarter 2016	First Quarter 2016
Distributions per Class B Unit	$0.23	$0.225
Distributions per Class D Unit	$0.23	$0.225
On July 26, 2016, NRG Yield LLC declared a distribution on its units of $0.24 per unit payable on September 15, 2016 to unit holders of record as of September 1, 2016. The portion of the distributions paid by NRG Yield LLC to NRG is recorded as a reduction to the Company's noncontrolling interest balance.
Additionally, the Company paid $6 million to NRG relating to its noncontrolling interest in NRG Wind TE Holdco for the six months ended June 30, 2016.
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

ASU 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU No. 2016-02. The amendments of ASU No. 2016-02 complete the joint effort between the FASB and the International Accounting Standards Board, or IASB, to develop a common leasing standard for GAAP and International Financial Reporting Standards, or IFRS, with the objective to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and to improve financial reporting. The guidance in ASU No. 2016-02 provides that a lessee that may have previously accounted for a lease as an operating lease under current GAAP should recognize the assets and liabilities that arise from a lease on the balance sheet. In addition, ASU No. 2016-02 expands the required quantitative and qualitative disclosures with regards to lease arrangements. The guidance in ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. The adoption of ASU No. 2016-02 is required to be applied using a modified retrospective approach for the earliest period presented and early adoption is permitted. The Company is currently evaluating the impact of the standard on the Company's results of operations, cash flows and financial position.
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
ASU 2014-09 — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU No. 2014-09.  The amendments of ASU No. 2014-09 complete the joint effort between the FASB and the International Accounting Standards Board, or IASB, to develop a common revenue standard for GAAP and International Financial Reporting Standards, or IFRS, and to improve financial reporting.  The guidance in ASU No. 2014-09 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes the following steps to be applied by an entity: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies the performance obligation.  In August 2015, the FASB issued ASU 2015-14, which formally deferred the effective date by one year to make the guidance of ASU No. 2014-09 effective for annual reporting periods beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted, but not prior to the original effective date, which was for annual reporting periods beginning after December 15, 2016.
In addition to ASU No. 2014-09, the FASB has issued additional guidance which provides further clarification on Topic 606. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), or ASU No. 2016-08. The amendments of ASU No. 2016-08 clarify how to apply the implementation guidance on principal versus agent considerations related to the sale of goods or services to a customer as updated by ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), or ASU No. 2016-10. The amendments of ASU No. 2016-10 provide further clarification on contract revenue recognition as updated by ASU No. 2014-09, specifically related to the identification of separately identifiable performance obligations and the implementation of licensing contracts. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), or ASU No. 2016-12. The amendments of ASU No. 2016-12 provide further clarification on contract revenue recognition as updated by ASU No. 2014-09, specifically related to collectability, the presentation of tax collected from customers, and non-cash consideration, as well as offering practical expedients. The Company is working through an adoption plan which includes the evaluation of revenue contracts compared to the new standard and evaluating the impact of Topic 606 on the Company's results of operations, cash flows and financial position.

Note 3 — Business Acquisitions
2016 Acquisitions
CVSR — On August 8, 2016, the Company and NRG entered into a definitive agreement regarding the acquisition of the remaining 51.05% interest in the CVSR project for total expected cash consideration of $78.5 million plus assumed debt and working capital adjustments to be calculated at close. The sale is subject to customary closing conditions and is expected to close during the third quarter of 2016. The Company expects to fund the acquisition with drawings under the Company's revolving credit facility.
The acquisition will be accounted for as a transfer of entities under common control. The accounting guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company will prepare its consolidated financial statements to reflect the transfer as if it had taken place from the beginning of the financial statements period or from the date the entities were under common control (if later than the beginning of the financial statements period), which would be January 1, 2015. The recast would not affect net income attributable to NRG Yield, Inc., weighted average number of shares outstanding, earnings per share or dividends.
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
Note 4 — Variable Interest Entities, or VIEs
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
Summarized financial information for the Company's consolidated VIEs consisted of the following as of June 30, 2016:

(In millions)	NRG Wind TE Holdco	Alta Wind TE Holdco	Spring Canyon
Other current and non-current assets	$190	$27	$4
Property, plant and equipment	638	472	102
Intangible assets	2	281	—
Total assets	830	780	106
Current and non-current liabilities	215	8	6
Total liabilities	215	8	6
Noncontrolling interest	235	121	70
Net assets less noncontrolling interests	$380	$651	$30
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
The Company's maximum exposure to loss is limited to its equity investment in DGPV Holdco 1 and DGPV Holdco 2, which was $78 million on a combined basis as of June 30, 2016.
NRG RPV Holdco 1 LLC — The Company and NRG Residential Solar Solutions LLC, a subsidiary of NRG, maintain a partnership, NRG RPV Holdco 1 LLC, or RPV Holdco, that holds operating portfolios of residential solar assets developed by NRG Home Solar, a subsidiary of NRG, including: (i) an existing, unlevered portfolio of over 2,200 leases across nine states representing approximately 17 MW with a weighted average remaining lease term of approximately 17 years; and (ii) a tax equity-financed portfolio of approximately 5,500 leases representing approximately 38 MW, with an average lease term for the existing and new leases of approximately 17 to 20 years. Under this partnership, the Company had previously committed to fund up to $150 million of capital, which was reduced to $100 million in February 2016.
The Company's maximum exposure to loss is limited to its equity investment, which was $67 million as of June 30, 2016.

On August 5, 2016, the Company and NRG amended the RPV Holdco partnership to further reduce the aggregate commitment of $100 million to $60 million in connection with NRG’s change in business model approach in the residential solar business.
GenConn Energy LLC — The Company has a 50% interest in GCE Holding LLC, the owner of GenConn, which owns and operates two 190 MW peaking generation facilities in Connecticut at the Devon and Middletown sites. As of June 30, 2016, the Company's investment in GenConn was $108 million and its maximum exposure to loss is limited to its equity investment.
The following table presents summarized financial information for GCE Holding LLC:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2016	2015	2016	2015
Income Statement Data:
Operating revenues	$18	$18	$36	$40
Operating income	10	11	19	20
Net income	$6	$8	$13	$14

	June 30, 2016	December 31, 2015
Balance Sheet Data:	(In millions)
Current assets	$34	$36
Non-current assets	408	416
Current liabilities	14	16
Non-current liabilities	$211	$215
Note 5 — Fair Value of Financial Instruments
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
The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of June 30, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In millions)
Assets:
Notes receivable, including current portion	$13	$13	$17	$17
Liabilities:
Long-term debt, including current portion	$4,772	$4,772	$4,863	$4,745
The fair value of notes receivable and long-term debt are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments, and are classified as Level 3 within the fair value hierarchy.

Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair value on its consolidated balance sheet. There were no derivative asset positions on the Company's consolidated balance sheet as of December 31, 2015. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2016	As of December 31, 2015
	Fair Value (a)	Fair Value (a)
(In millions)	Level 2	Level 2
Derivative assets:
Commodity contracts	$1	$—
Total assets	1	—
Derivative liabilities:
Commodity contracts	—	2
Interest rate contracts	159	98
Total liabilities	$159	$100

(a) There were no assets or liabilities classified as Level 1 or Level 3 as of June 30, 2016, and December 31, 2015.
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
The fair value of each contract is discounted using a risk free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the net exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company uses NRG's default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of June 30, 2016, the credit reserve resulted in a $5 million increase in fair value, which was composed of a $4 million gain in OCI and $1 million gain in interest expense. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
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
Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including solar and other PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of June 30, 2016, credit risk exposure to these counterparties attributable to the Company's ownership interests was approximately $2.5 billion for the next five years. The majority of these power contracts are with utilities with strong credit quality and public utility commission or other regulatory support, as further described in Note 12, Segment Reporting, to the Company's audited consolidated financial statements included in the Company's 2015 Form 10-K. However, such regulated utility counterparties can be impacted by changes in government regulations, which the Company is unable to predict.

Note 6 — Accounting for Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Note 7, Accounting for Derivative Instruments and Hedging Activities, to the Company's audited consolidated financial statements included in the Company's 2015 Form 10-K.
Energy-Related Commodities
As of June 30, 2016, the Company had forward contracts for the purchase of fuel commodities relating to the forecasted usage of the Company’s district energy centers extending through 2018. At June 30, 2016, these contracts were not designated as cash flow or fair value hedges.

Interest Rate Swaps
As of June 30, 2016, the Company had interest rate derivative instruments on non-recourse debt extending through 2031, most of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company's open derivative transactions broken out by commodity as of June 30, 2016, and December 31, 2015.

		Total Volume
		June 30, 2016	December 31, 2015
Commodity	Units	(In millions)
Natural Gas	MMBtu	4	4
Interest	Dollars	$1,932	$1,991
Fair Value of Derivative Instruments
There were no derivative asset positions on the balance sheet as of December 31, 2015. The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets	Derivative Liabilities
	June 30, 2016	June 30, 2016	December 31, 2015
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$34	$34
Interest rate contracts long-term	—	108	56
Total Derivatives Designated as Cash Flow Hedges	—	142	90
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	—	3	3
Interest rate contracts long-term	—	14	5
Commodity contracts current	1	—	2
Total Derivatives Not Designated as Cash Flow Hedges	1	17	10
Total Derivatives	$1	$159	$100

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of June 30, 2016, and December 31, 2015, there were no offsetting amounts at the counterparty master agreement level or outstanding collateral paid or received.

Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In millions)
Accumulated OCL beginning balance	$(110)	$(81)	$(69)	$(61)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	3	4	6	7
Mark-to-market of cash flow hedge accounting contracts	(19)	19	(63)	(4)
Accumulated OCL ending balance, net of income tax benefit of $28 and $10, respectively	$(126)	$(58)	$(126)	$(58)
Accumulated OCL attributable to noncontrolling interests	(79)	(42)	(79)	(42)
Accumulated OCL attributable to NRG Yield, Inc.	$(47)	$(16)	$(47)	$(16)
Losses expected to be realized from OCL during the next 12 months, net of income tax benefit of $4	$18		$18
Amounts reclassified from accumulated OCL into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded to interest expense. There was no ineffectiveness for the six months ended June 30, 2016, and 2015.
Impact of Derivative Instruments on the Statements of Income
The Company has interest rate derivative instruments that are not designated as cash flow hedges. The effect of interest rate hedges is recorded to interest expense. For the three months ended June 30, 2016, and 2015, the impact to the consolidated statements of income was a loss of $2 million and a gain of $31 million, respectively. For the six months ended June 30, 2016, and 2015, the impact to the consolidated statements of income was a loss of $9 million and a gain of $19 million, respectively.

A portion of the Company’s derivative commodity contracts relates to its Thermal Business for the purchase of fuel commodities based on the forecasted usage of the thermal district energy centers. Realized gains and losses on these contracts are reflected in the fuel costs that are permitted to be billed to customers through the related customer contracts or tariffs and, accordingly, no gains or losses are reflected in the consolidated statements of income for these contracts.
Commodity contracts also hedged the forecasted sale of power for Elbow Creek, Alta X and Alta XI in 2015 until the start of the PPAs. The effect of these commodity hedges was recorded to operating revenues. For the three and six months ended June 30, 2015, the impact to the consolidated statements of income was an unrealized loss of $4 million and an unrealized gain of $3 million, respectively.
See Note 5, Fair Value of Financial Instruments, for a discussion regarding concentration of credit risk.

Note 7 — Long-term Debt
This footnote should be read in conjunction with the complete description under Note 9, Long-term Debt, to the Company's audited consolidated financial statements included in the 2015 Form 10-K. Long-term debt consisted of the following:

	June 30, 2016	December 31, 2015	June 30, 2016, interest rate % (a)	Letters of Credit Outstanding at June 30, 2016
	(In millions, except rates)
2019 Convertible Notes (b)	$333	$330	3.500
2020 Convertible Notes (c)	268	266	3.250
Senior Notes, due 2024	500	500	5.375
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility, due 2019 (d)	318	306	L+2.75	$67
Project-level debt:
Alpine, due 2022	151	154	L+1.75	37
Alta Wind I, lease financing arrangement, due 2034	245	252	7.015	16
Alta Wind II, lease financing arrangement, due 2034	194	198	5.696	23
Alta Wind III, lease financing arrangement, due 2034	201	206	6.067	24
Alta Wind IV, lease financing arrangement, due 2034	130	133	5.938	16
Alta Wind V, lease financing arrangement, due 2035	208	213	6.071	27
Alta Realty Investments, due 2031	32	33	7.000	—
Alta Wind Asset Management, due 2031	18	19	L+2.375	—
Avra Valley, due 2031	58	60	L+1.75	3
Blythe, due 2028	21	21	L+1.625	6
Borrego, due 2025 and 2038	71	72	L+ 2.50/5.65	5
El Segundo Energy Center, due 2023	457	485	L+1.625 - L+2.25	82
Energy Center Minneapolis, due 2017 and 2025	100	108	5.95 -7.25	—
Kansas South, due 2031	31	33	L+2.00	4
Laredo Ridge, due 2028	102	104	L+1.875	10
Marsh Landing, due 2017 and 2023	410	418	L+1.75 - L+1.875	45
PFMG and related subsidiaries financing agreement, due 2030	29	29	6.000	—
Roadrunner, due 2031	38	40	L+1.625	5
South Trent Wind, due 2020	59	62	L+1.625	10
TA High Desert, due 2020 and 2032	51	52	L+2.50/5.15	8
Tapestry, due 2021	176	181	L+1.625	20
Viento, due 2023	183	189	L+2.75	27
Walnut Creek, due 2023	341	351	L+1.625	60
WCEP Holdings, due 2023	46	46	L+3.00	—
Other	1	2	various	—
Subtotal project-level debt:	3,353	3,461
Total debt	4,772	4,863
Less current maturities	251	241
Less deferred financing costs	56	60
Total long-term debt	$4,465	$4,562

(a) As of June 30, 2016, L+ equals 3 month LIBOR plus x%, except for the Marsh Landing term loan, Walnut Creek term loan, and NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility, where L+ equals 1 month LIBOR plus x% and Kansas South, where L+ equals 6 month LIBOR plus x%.
(b) Net of discount of $12 million and $15 million as of June 30, 2016, and December 31, 2015, respectively.
(c) Net of discount of $19 million and $21 million as of June 30, 2016, and December 31, 2015, respectively.
(d) Applicable rate is determined by the Borrower Leverage Ratio, as defined in the credit agreement.

The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of June 30, 2016, the Company was in compliance with all of the required covenants.
The discussion below describes material changes to or additions of long-term debt for the six months ended June 30, 2016.
CVSR Holdco Financing Arrangement
On July 15, 2016, CVSR Holdco, the indirect owner of the CVSR project, which is 48.95% owned by the Company, issued $200 million of senior secured notes that bear interest at 4.68% and mature on March 31, 2037.  The Company’s pro-rata share of the borrowings was $97.5 million.  Net proceeds of $97.5 million were distributed to NRG Yield Operating LLC based on its pro-rata ownership.
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility
The Company borrowed $60 million from the revolving credit facility and repaid $48 million during the six months ended June 30, 2016. As of June 30, 2016, $318 million of borrowings and $67 million of letters of credit were outstanding. The Company used its pro rata proceeds of $97.5 million from the CVSR Holdco Financing Arrangement, as described above, along with $28 million of cash on hand, to reduce borrowings under the Company’s revolving credit facility. As of July 31, 2016, $193 million of borrowings were outstanding.

Note 8 — Earnings Per Share
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
The reconciliation of the Company's basic and diluted earnings per share is shown in the following tables:

	Three months ended June 30,
	2016		2015
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic earnings per share attributable to NRG Yield, Inc. common stockholders
Net income attributable to NRG Yield, Inc.	$11	$21	$5	$5
Weighted average number of common shares outstanding - basic	35	63	35	35
Earnings per weighted average common share — basic	$0.33	$0.33	$0.15	$0.15
Diluted earnings per share attributable to NRG Yield, Inc. common stockholders
Net income attributable to NRG Yield, Inc.	$14	$23	$5	$5
Weighted average number of common shares outstanding - diluted	49	73	35	35
Earnings per weighted average common share — diluted	$0.29	$0.31	$0.15	$0.15

	Six months ended June 30,
	2016		2015
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted earnings per share attributable to NRG Yield, Inc. common stockholders
Net income attributable to NRG Yield, Inc.	$13	$24	$3	$3
Weighted average number of common shares outstanding	35	63	35	35
Earnings per weighted average common share — basic and diluted	$0.38	$0.38	$0.07	$0.07

(a) Net income attributable to NRG Yield, Inc. and basic and diluted earnings per share might not recalculate due to presenting values in millions rather than whole dollars.
With respect to the Class A common stock, there were a total of 15 million anti-dilutive outstanding equity instruments for the six months ended June 30, 2016, and the three and six months ended June 30, 2015, related to the 2019 Convertible Notes. With respect to the Class C common stock, there were a total of 10 million anti-dilutive outstanding equity instruments for the six months ended June 30, 2016 related to the 2020 Convertible Notes.

Note 9 — Segment Reporting
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

	Three months ended June 30, 2016
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$85	$134	$39	$—	$258
Cost of operations	16	32	27	—	75
Depreciation and amortization	20	42	5	—	67
General and administrative	—	—	—	3	3
Operating income (loss)	49	60	7	(3)	113
Equity in earnings of unconsolidated affiliates	4	14	—	—	18
Other income, net	—	1	—	—	1
Interest expense	(12)	(30)	(1)	(19)	(62)
Income (loss) before income taxes	41	45	6	(22)	70
Income tax expense	—	—	—	12	12
Net Income (Loss)	$41	$45	$6	$(34)	$58
Total Assets	$2,037	$4,961	$423	$186	$7,607

	Three months ended June 30, 2015 (a)
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$85	$108	$42	$—	$235
Cost of operations	15	29	31	—	75
Depreciation and amortization	21	45	4	—	70
General and administrative	—	—	—	3	3
Acquisition-related transaction and integration costs	—	—	—	1	1
Operating income (loss)	49	34	7	(4)	86
Equity in earnings of unconsolidated affiliates	4	4	—	—	8
Loss on debt extinguishment	(7)	—	—	—	(7)
Interest expense	(13)	(17)	(2)	(13)	(45)
Income (loss) before income taxes	33	21	5	(17)	42
Income tax expense	—	—	—	4	4
Net Income (Loss)	$33	$21	$5	$(21)	$38

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

	Six months ended June 30, 2016
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$164	$231	$83	$—	$478
Cost of operations	39	63	56	—	158
Depreciation and amortization	40	83	10	—	133
General and administrative	—	—	—	6	6
Operating income (loss)	85	85	17	(6)	181
Equity in earnings of unconsolidated affiliates	7	13	—		20
Other income, net	—	1	—	—	1
Interest expense	(23)	(66)	(3)	(38)	(130)
Income (loss) before income taxes	69	33	14	(44)	72
Income tax expense	—	—	—	12	12
Net Income (Loss)	$69	$33	$14	$(56)	$60

	Six months ended June 30, 2015 (a)
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$161	$185	$89	$—	$435
Cost of operations	36	58	65	—	159
Depreciation and amortization	42	86	9	—	137
General and administrative	—	—	—	6	6
Acquisition-related transaction and integration costs	—	—	—	1	1
Operating income (loss)	83	41	15	(7)	132
Equity in earnings of unconsolidated affiliates	7	3	—	—	10
Other income, net	1	—	—	—	1
Loss on debt extinguishment	(7)	—	—	—	(7)
Interest expense	(25)	(63)	(4)	(26)	(118)
Income (loss) before income taxes	59	(19)	11	(33)	18
Net Income (Loss)	$59	$(19)	$11	$(33)	$18

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

Note 10 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In millions, except percentages)
Income before income taxes	$70	$42	$72	$18
Income tax expense	12	4	12	—
Effective income tax rate	17.1%	9.5%	16.7%	—%
For the three and six months ended June 30, 2016, and 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its interest in NRG Yield LLC and production and investment tax credits generated from certain wind and solar assets, respectively.
For tax purposes, NRG Yield LLC is treated as a partnership; therefore, the Company and NRG each record their respective share of taxable income or loss.

Note 11 — Related Party Transactions
In addition to the transactions and relationships described elsewhere in these notes to the consolidated financial statements, NRG and certain subsidiaries of NRG provide services to the Company and its project entities. Amounts due to NRG subsidiaries are recorded as accounts payable - affiliate and amounts due to the Company from NRG or its subsidiaries are recorded as accounts receivable - affiliate in the Company's balance sheet.
Power Hedge Contracts by and between Renewables segment Entities and NRG
Certain NRG Wind TE Holdco entities, which are subsidiaries in the Renewables segment, entered into power hedge contracts with NRG Texas Power LLC and generated $12 million during the six months ended June 30, 2015. Effective October 2015, Elbow Creek, one of the NRG Wind TE Holdco entities, entered into a PPA with NRG Power Marketing LLC, or NRG Power Marketing, as further described below, and the hedge agreement between Elbow Creek and NRG Texas Power LLC was terminated.
Additionally, Alta X and Alta XI entered into a hedge agreement with NRG Power Marketing, as further described in Note 6, Accounting for Derivative Instruments and Hedging Activities, to hedge the forecasted sale of power until the start of the PPAs on January 1, 2016.
Power Purchase Agreement by and between Elbow Creek and NRG
In October 2015, Elbow Creek, the Company's subsidiary in the Renewables segment, entered into a PPA with NRG Power Marketing for the sale of energy and environmental attributes with the effective date of November 1, 2015, and expiring on October 31, 2022. Elbow Creek generated $4 million of revenue during the six months ended June 30, 2016.
Operation and Maintenance (O&M) Services Agreements by and between Thermal Entities and NRG
Certain wholly-owned subsidiaries of the Company are party to a Plant O&M Services Agreement with NRG, pursuant to which NRG provides necessary and appropriate services to operate and maintain the subsidiaries' plant operations, businesses and thermal facilities. NRG is reimbursed for the provided services, as well as for all reasonable and related expenses and expenditures, and payments to third parties for services and materials rendered to or on behalf of the parties to the agreements. NRG is not entitled to any management fee or mark-up under the agreements. Total fees incurred under the agreements were $15 million for the six months ended June 30, 2016, and 2015. There was a balance of $27 million and $29 million due to NRG in accounts payable — affiliate as of June 30, 2016, and December 31, 2015, respectively. As of June 30, 2016, $7 million of the balance was recorded in the current liabilities of the consolidated balance sheet and $20 million was recorded in long term liabilities of the consolidated balance sheet. Subsequent to June 30, 2016, $4 million of the outstanding balance has been paid.
Power Purchase Agreement by and between NRG Energy Center Dover LLC and NRG
In February 2016, NRG Energy Center Dover LLC, or NRG Dover, a subsidiary of the Company, entered into a PPA with NRG Power Marketing for the sale of energy and environmental attributes with an effective date of February 1, 2016 and expiration date of December 31, 2018. NRG Dover generated $2 million of revenue during the six months ended June 30, 2016. The agreement in place is additive to the existing Power Sales and Services Agreement as described further below.
Power Sales and Services Agreement by and between NRG Energy Center Dover LLC and NRG
NRG Energy Center Dover LLC, or NRG Dover, a subsidiary of the Company, is party to a Power Sales and Services Agreement with NRG Power Marketing. The agreement is automatically renewed on a month-to-month basis unless terminated by either party upon at least 30 days written notice. Under the agreement, NRG Power Marketing has the exclusive right to (i) manage, market and sell power, (ii) procure fuel and fuel transportation for operation of the Dover generating facility, to include for purposes other than generating power, (iii) procure transmission services required for the sale of power, and (iv) procure and market emissions credits for operation of the Dover generating facility.
In addition, NRG Power Marketing has the exclusive right and obligation to direct the output from the generating facility, in accordance with and to meet the terms of any power sales contracts executed against the power generation of the Dover facility. Under the agreement, NRG Power Marketing pays NRG Dover gross receipts generated through sales, less costs incurred by NRG Power Marketing related to providing such services as transmission and delivery costs, as well as fuel costs. In July 2013, the coal-fueled plant was converted to a natural gas facility. For the six months ended June 30, 2016, and 2015, NRG Dover purchased $1 million and $3 million, respectively, of natural gas from NRG Power Marketing.

Energy Marketing Services Agreement by and between NRG Energy Center Minneapolis LLC and NRG
NRG Energy Center Minneapolis LLC, or NRG Minneapolis, a subsidiary of the Company is party to an Energy Marketing Services Agreement with NRG Power Marketing, a wholly-owned subsidiary of NRG. Under the agreement, NRG Power Marketing procures fuel and fuel transportation for the operation of the Minneapolis generating facility. For the six months ended June 30, 2016, and 2015, NRG Minneapolis purchased $4 million and $5 million, respectively, of natural gas from NRG Power Marketing.
O&M Services Agreements by and between GenConn and NRG
GenConn incurs fees under two O&M services agreements with wholly-owned subsidiaries of NRG. The fees incurred under the agreements were $3 million and $2 million for the six months ended June 30, 2016, and 2015, respectively.
O&M Services Agreement by and between El Segundo and NRG
El Segundo incurs fees under an O&M services agreement with NRG El Segundo Operations, Inc., a wholly-owned subsidiary of NRG. Under the O&M services agreement, NRG El Segundo Operations, Inc. manages, operates and maintains the El Segundo facility for an initial term of ten years following the commercial operations date. For the six months ended June 30, 2016, and 2015, the costs incurred under the agreement were $2 million. There was a balance of $1 million due to NRG El Segundo in accounts payable — affiliate as of June 30, 2016, and December 31, 2015.
Administrative Services Agreement by and between Marsh Landing and NRG
Marsh Landing is a party to an administrative services agreement with GenOn Energy Services, LLC, a wholly-owned subsidiary of NRG, which provides invoice processing and payment on behalf of Marsh Landing. Marsh Landing reimburses GenOn Energy Services, LLC for the amounts paid by it. The Company reimbursed costs under this agreement of $5 million and $9 million for the six months ended June 30, 2016, and 2015, respectively. There was a balance of $6 million due to GenOn Energy Services, LLC in accounts payable — affiliate as of June 30, 2016, and December 31, 2015.
Administrative Services Agreement by and between CVSR and NRG
CVSR is a party to an administrative services agreement with NRG Renew Operation & Maintenance LLC, a wholly-owned subsidiary of NRG, which provides O&M services on behalf of CVSR. CVSR reimburses NRG Energy Services LLC for the amounts paid by it. CVSR reimbursed costs under this agreement of $2 million and $3 million for the six months ended June 30, 2016, and 2015, respectively.
Management Services Agreement by and between the Company and NRG
NRG provides the Company with various operation, management, and administrative services, which include human resources, accounting, tax, legal, information systems, treasury, and risk management, as set forth in the Management Services Agreement. As of June 30, 2016, the base management fee was approximately $7 million per year, subject to an inflation-based adjustment annually at an inflation factor based on the year-over-year U.S. consumer price index. The fee is also subject to adjustments following the consummation of future acquisitions and as a result of a change in the scope of services provided under the Management Services Agreement. During the year ended December 31, 2015, the fee was increased by $1 million per year primarily due to the acquisitions of the January 2015 Drop Down Assets and the November 2015 Drop Down Assets. Costs incurred under this agreement were $5 million for the six months ended June 30, 2016, and 2015, which included certain direct expenses incurred by NRG on behalf of the Company in addition to the base management fee. There was a balance of $4 million due to NRG in accounts payable — affiliate as of June 30, 2016. Subsequent to June 30, 2016, the balance has been paid in full.
Administrative Services Agreements by and between NRG Wind TE Holdco and NRG
Certain subsidiaries of NRG have entered into agreements with the Company's project entities to provide operation and maintenance services for the balance of the plants not covered by turbine supplier's maintenance and service agreements for the post-warranty period. The agreements have various terms with provisions for extension until terminated. For the six months ended June 30, 2016, and 2015, the costs incurred under the agreements were $3 million and $2 million, respectively.
Certain subsidiaries of NRG provide support services to the NRG Wind TE Holdco project entities pursuant to various support services agreements. The agreements provide for administrative and support services and reimbursements of certain insurance, consultant, and credit costs. For the six months ended June 30, 2016, and 2015, the costs incurred under the agreements were $1 million and $2 million, respectively.

Note 12 — Contingencies
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
Braun v. NRG Yield, Inc. — On April 19, 2016, plaintiffs filed a purported class action lawsuit against NRG Yield, Inc. and against each current and former member of its board of directors individually in California Superior Court in Kern County, CA. Plaintiffs allege various violations of the Securities Act due to the defendants’ alleged failure to disclose material facts related to low wind production prior to the Company's June 22, 2015 Class C common stock offering. Plaintiffs seek compensatory damages, rescission, attorney’s fees and costs.  On August 3, 2016, the court approved a stipulation entered into by the parties. The stipulation provides that the plaintiffs will file an amended complaint by August 19, 2016. The Defendants need to file a responsive pleading by October 18, 2016.

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
As you read this discussion and analysis, you should refer to the Company's Consolidated Statements of Operations to this Form 10-Q, which present the results of operations for the six months ended June 30, 2016, and 2015. You should also refer to the Company's 2015 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition.
The discussion and analysis below has been organized as follows:

•	Executive Summary, including a description of the business and significant events that are important to understanding the results of operations and financial condition;

•	Results of operations, including an explanation of significant differences between the periods in the specific line items of the consolidated statements of income;

•	Financial condition addressing liquidity position, sources and uses of cash, capital resources and requirements, commitments, and off-balance sheet arrangements;

•	Known trends that may affect the Company’s results of operations and financial condition in the future; and

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
The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the U.S. The Company’s contracted generation portfolio collectively represents 4,435 net MW. Each of these assets sells substantially all of its output pursuant to long-term offtake agreements with creditworthy counterparties. The average remaining contract duration of these offtake agreements was approximately 17 years as of June 30, 2016, based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,315 net MWt and electric generation capacity of 123 net MW. These thermal infrastructure assets provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
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

The availability of the wind and solar resources affects the financial performance of the wind and solar facilities, which may impact the Company’s overall financial performance.  Due to the variable nature of the wind and solar resources, the Company cannot predict the availability of the wind and solar resources and the potential variances from expected performance levels from quarter to quarter.  To the extent the wind and solar resources are not available at expected levels, it could have a negative impact on the Company’s financial performance for such periods.
Capital Market Conditions
The Company believes that its inability to access the capital markets has largely subsided and has continued to improve through the second quarter and into the third quarter of 2016.  The Company’s growth strategy depends on its ability to identify and acquire additional conventional and renewable facilities from NRG and unaffiliated third parties, which will require access to debt or equity financing to complete such acquisitions or replenish capital for future acquisitions.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended June 30,			Six months ended June 30,
(In millions, except otherwise noted)	2016	2015	Change %	2016	2015	Change %
Operating Revenues
Energy and capacity revenues	$275	$254	8	$512	$458	12
Contract amortization	(17)	(15)	13	(34)	(26)	31
Mark-to-market economic hedging activities	—	(4)	100	—	3	(100)
Total operating revenues	258	235	10	478	435	10
Operating Costs and Expenses
Cost of fuels	14	16	(13)	30	38	(21)
Emissions credit amortization	—	—	—	6	—	100
Operations and maintenance	47	42	12	90	87	3
Other costs of operations	14	17	(18)	32	34	(6)
Depreciation and amortization	67	70	(4)	133	137	(3)
General and administrative	3	3	—	6	6	—
Acquisition-related transaction and integration costs	—	1	(100)	—	1	(100)
Total operating costs and expenses	145	149	(3)	297	303	(2)
Operating Income	113	86	31	181	132	37
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	18	8	125	20	10	100
Other income, net	1	—	100	1	1	—
Loss on debt extinguishment	—	(7)	(100)	—	(7)	100
Interest expense	(62)	(45)	38	(130)	(118)	10
Total other expense, net	(43)	(44)	(2)	(109)	(114)	(4)
Income Before Income Taxes	70	42	67	72	18	300
Income tax expense	12	4	200	12	—	100
Net Income	58	38	53	60	18	233
Less: Pre-acquisition net loss of Drop Down Assets	—	(3)	(100)	—	(7)	(100)
Net Income Excluding Pre-acquisition Net Loss of Drop Down Assets	58	41	41	60	25	(140)
Less: Net income attributable to noncontrolling interests	26	31	(16)	23	20	(15)
Net Income Attributable to NRG Yield, Inc.	$32	$10	220	$37	$5	NM

NM - Not meaningful

	Three months ended June 30,		Six months ended June 30,
Business metrics:	2016	2015	2016	2015
Renewables MWh generated/sold (in thousands) (a)	1,820	1,699	3,470	2,873
Conventional MWh generated (in thousands) (b)	376	541	637	861
Thermal MWt sold (in thousands)	448	434	1,001	1,051
Thermal MWh sold (in thousands) (c)	9	83	49	127

(a) Volumes sold do not include the MWh generated by the Company's equity method investments.
(b) Volumes generated are not sold as the Conventional facilities sell capacity rather than energy.
(c) MWh sold do not include 23 MWh and 74 MWh generated by NRG Dover, a subsidiary of the Company, under the PPA with NRG Power Marketing during the three and six months ended June 30, 2016, respectively, as further described in Note 11, Related Party Transactions.

Management’s Discussion of the Results of Operations for the Three Months ended June 30, 2016, and 2015
Gross Margin and Economic Gross Margin
In addition to gross margin, the Company evaluates its operating performance using the measure of economic gross margin, which is not a GAAP measure and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.  Economic gross margin should be viewed as a supplement to and not a substitute for the Company' presentation of gross margin, which is the most directly comparable GAAP measure.  Economic gross margin is not intended to represent gross margin. The Company believes that economic gross margin is useful to investors as it is a key operational measure reviewed by the Company's chief operating decision maker. Economic gross margin is defined as energy and capacity revenue less cost of fuels. Economic gross margin excludes the following components from GAAP gross margin: contract amortization, mark-to-market gains, emissions credit amortization and (losses) gains on economic hedging activities. Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled.

The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin, for the three months ended June 30, 2016, and 2015:

	Conventional Generation	Renewables	Thermal	Total
(In millions)
Three months ended June 30, 2016
Energy and capacity revenues	$87	$149	$39	$275
Cost of fuels	(1)	—	(13)	(14)
Contract amortization	(2)	(15)	—	(17)
Gross margin	84	134	26	244
Contract amortization	2	15	—	17
Economic gross margin	$86	$149	$26	$261

Three months ended June 30, 2015
Energy and capacity revenues	$86	$126	$42	$254
Cost of fuels	—	—	(16)	(16)
Contract amortization	(1)	(14)	—	(15)
Mark-to-market for economic hedging activities	—	(4)	—	(4)
Gross margin	85	108	26	219
Contract amortization	1	14	—	15
Mark-to-market for economic hedging activities	—	4	—	4
Economic gross margin	$86	$126	$26	$238
Gross margin increased by $25 million and economic gross margin increased by $23 million during the three months ended June 30, 2016, compared to the same period in 2015, primarily due to:

(In millions)
Increase in Renewables economic gross margin due to higher wind generation primarily at Alta, as well as the acquisition of Spring Canyon	$14
Increase in Renewables economic gross margin due to higher pricing in the Alta X and XI PPAs, which began in January 2016, compared with merchant prices in 2015	9
Increase in economic gross margin	23
Higher contract amortization primarily for the Alta X and XI PPAs, which began in January 2016	(2)
Increase due to unrealized losses on forward contracts with an NRG subsidiary hedging the forecasted sale of power from Elbow Creek, Alta X and Alta XI in 2015, prior to the start of the PPAs	4
Increase in gross margin	$25

Operations and Maintenance Expense
Operations and maintenance expense increased by $5 million during the three months ended June 30, 2016, compared to the same period in 2015, primarily due to component disposals and inventory adjustments for certain wind projects and the acquisition of Spring Canyon in 2015, partially offset by the extended forced outage at El Segundo in 2015.

Other Costs of Operations
Other costs of operations decreased by $3 million during the three months ended June 30, 2016, compared to the same period in 2015, primarily due to a property tax rebate received in 2016 for the Alta projects.

Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $10 million during the three months ended June 30, 2016, compared to the same period in 2015, due primarily to the acquisition of Desert Sunlight, which was acquired on June 29, 2015, as well as increased equity in earnings from DGPV Holdco and RPV Holdco.
Interest Expense
Interest expense increased by $17 million during the three months ended June 30, 2016, compared to the same period in 2015, due primarily to:

(In millions)
Increase from changes in the fair value of Alpine interest rate swaps	$7
Increase for Alta due to change in value of Alta X and XI interest rate swaps, partially offset by a decrease in interest expense for the redemption of Alta X and XI project-level debt	5
Increase due to the 2020 Convertible Notes issued in June 2015, amortization of the related discount on the notes and debt issuance costs	4
Increase due to higher revolving credit facility borrowings in 2016	1
$17
Income Tax Expense
For the three months ended June 30, 2016, the Company recorded income tax expense of $12 million on pretax income of $70 million. For the same period in 2015, the Company recorded income tax expense of $4 million on pretax income of $42 million. For the three months ended June 30, 2016 and 2015, the Company's overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its interest in NRG Yield LLC and production and investment tax credits generated from certain wind and solar assets, respectively.
Income Attributable to Noncontrolling Interests
For the three months ended June 30, 2016, the Company had income of $42 million attributable to NRG's interest in the Company and a loss of $16 million attributable to non-controlling interests with respect to its tax equity financing arrangements and the application of the HLBV method. For the three months ended June 30, 2015, the Company had income of $24 million attributable to NRG's interest in the Company and income of $7 million attributable to non-controlling interests with respect to its tax equity financing arrangements and the application of the HLBV method.

Management’s Discussion of the Results of Operations for the Six Months ended June 30, 2016, and 2015
Gross Margin and Economic Gross Margin
In addition to gross margin, the Company evaluates its operating performance using the measure of economic gross margin, which is not a GAAP measure and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.  Economic gross margin should be viewed as a supplement to and not a substitute for the Company' presentation of gross margin, which is the most directly comparable GAAP measure.  Economic gross margin is not intended to represent gross margin. The Company believes that economic gross margin is useful to investors as it is a key operational measure reviewed by the Company's chief operating decision maker. Economic gross margin is defined as energy and capacity revenue less cost of fuels. Economic gross margin excludes the following components from GAAP gross margin: contract amortization, mark-to-market gains, emissions credit amortization and (losses) gains on economic hedging activities. Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled.
The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin, for the six months ended June 30, 2016, and 2015:

	Conventional Generation	Renewables	Thermal	Total
(In millions)
Six months ended June 30, 2016
Energy and capacity revenues	$167	$261	$84	$512
Cost of fuels	(1)	—	(29)	(30)
Contract amortization	(3)	(30)	(1)	(34)
Emissions credit amortization	(6)	—	—	(6)
Gross margin	157	231	54	442
Contract amortization	3	30	1	34
Emissions credit amortization	6	—	—	6
Economic gross margin	$166	$261	$55	$482

Six months ended June 30, 2015
Energy and capacity revenues	$163	$205	$90	$458
Cost of fuels	(1)	—	(37)	(38)
Contract amortization	(2)	(23)	(1)	(26)
Mark-to-market for economic hedging activities	—	3	—	3
Gross margin	160	185	52	397
Contract amortization	2	23	1	26
Mark-to-market for economic hedging activities	—	(3)	—	(3)
Economic gross margin	$162	$205	$53	$420

Gross margin increased by $45 million and economic gross margin increased by $62 million during the six months ended June 30, 2016, compared to the same period in 2015 due to:

(In millions)
Increase in Renewables economic gross margin due to higher wind generation, primarily for the Alta projects, as well as the acquisition of Spring Canyon	$40
Increase in Renewables economic gross margin due to higher pricing in the Alta X and XI PPAs which began in January 2016, compared with merchant prices in 2015	16
Increase in Conventional Generation economic gross margin primarily due to higher revenues at El Segundo in 2016 as a result of a return to service after an extended forced outage in 2015	4
Increase in Thermal economic gross margin primarily due to lower gas prices, partially offset by a decrease in generation due to milder weather conditions	2
Increase in economic gross margin	62
Higher contract amortization primarily for the Alta X and XI PPAs, which began in January 2016	(8)
Emissions credit amortization of NOx allowances at Walnut Creek and El Segundo in compliance with amendments to the Regional Clean Air Incentives Market program	(6)
Decrease due to unrealized gains on forward contracts with an NRG subsidiary hedging the forecasted sale of power from Elbow Creek, Alta X and Alta XI in 2015, prior to the start of the PPAs	(3)
Increase in gross margin	$45
Operations and Maintenance Expense
Operations and maintenance expense increased by $3 million during the six months ended June 30, 2016, compared to the same period in 2015, due to:

Increase in Renewables operations and maintenance expense primarily due to component disposals and inventory adjustments for certain wind projects, higher wind generation in the current year, and the acquisition of Spring Canyon in 2015	$8
Decrease in the Conventional operations and maintenance expense primarily due to extended forced outage at El Segundo in 2015	(4)
Decrease in Thermal operations and maintenance expense due to lower generation due to milder weather conditions	(1)
$3
Other Costs of Operations
Other costs of operations decreased by $2 million during the six months ended June 30, 2016, compared to the same period in 2015, primarily due to a property tax rebate received in 2016 for the Alta projects.

Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $10 million during the six months ended June 30, 2016, compared to the same period in 2015, due primarily to the acquisition of Desert Sunlight, which was acquired on June 29, 2015, as well as increased equity in earnings from DGPV Holdco, RPV Holdco and San Juan Mesa, partially offset by losses from Elkhorn Ridge.

Interest Expense
Interest expense increased by $12 million during the six months ended June 30, 2016, compared to the same period in 2015, due to:

(In millions)
Increase from changes in the fair value of Alpine interest rate swaps	$9
Increase due to issuance of the 2020 Convertible Notes in the second quarter of 2015, amortization of the related discount on the notes and debt issuance costs	8
Increase due to higher revolving credit facility borrowings in 2016	3
Decrease from repricing of project-level financing arrangements and principal repayments in the Conventional segment	(1)
Decrease for redemption of Alta X and XI project-level debt	(7)
$12
Income Tax Expense
For the six months ended June 30, 2016, the Company recorded income tax expense of $12 million on pretax income of $72 million. For the same period in 2015, the Company did not record any income tax expense on pretax income of $18 million. For the six months ended June 30, 2016 and 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its interest in NRG Yield LLC and production and investment tax credits generated from certain wind and solar assets, respectively.
Income Attributable to Noncontrolling Interests
For the six months ended June 30, 2016, the Company had income of $52 million attributable to NRG related to its 46.7% economic interest in NRG Yield LLC and its 25% interest in NRG Wind TE Holdco. Additionally, for the six months ended June 30, 2016, the Company had a loss of $29 million attributable to non-controlling interests with respect to its tax equity financing arrangements and the application of the HLBV method. For the six months ended June 30, 2015, the Company had income of $13 million attributable to NRG's 55.3% economic interest in the Company and income of $7 million attributable to non-controlling interests with respect to its tax equity financing arrangements and application of the HLBV method.
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
Liquidity Position
As of June 30, 2016, and December 31, 2015, the Company's liquidity was approximately $254 million and $292 million, respectively, comprised of cash, restricted cash, and availability under the Company's revolving credit facility. The Company's liquidity includes $55 million and $48 million of restricted cash balances as of June 30, 2016, and December 31, 2015, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt agreements and funds held within the Company's projects that are restricted in their use. The Company's various financing arrangements are described in Note 7, Long-term Debt. As of June 30, 2016, the Company had $110 million of available borrowings under its revolving credit facility.
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
The following table summarizes the credit ratings for the Company and its Senior Notes as of June 30, 2016:

	S&P	Moody's
NRG Yield, Inc.	BB+	Ba2
5.375% Senior Notes, due 2024	BB+	Ba2
Sources of Liquidity
The Company's principal sources of liquidity include cash on hand, cash generated from operations, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. As described in Note 7, Long-term Debt, to this Form 10-Q and Note 9, Long-term Debt, to the audited consolidated financial statements included in the Company's 2015 Form 10-K, the Company's financing arrangements consist of the revolving credit facility, the 2019 Convertible Notes, the 2020 Convertible Notes, the Senior Notes and project-level financings for its various assets.
CVSR Holdco Financing Arrangement
On July 15, 2016, CVSR Holdco, the indirect owner of the CVSR project, which is 48.95% owned by the Company, issued $200 million of senior secured notes that bear interest at 4.68% and mature on March 31, 2037.  The Company’s pro-rata share of the borrowings was $97.5 million.  Net proceeds of $97.5 million were distributed to NRG Yield Operating LLC based on its pro-rata ownership.  The proceeds were utilized, along with $28 million of cash on hand, to reduce borrowings under the Company’s revolving credit facility. As of July 31, 2016, $193 million of borrowings were outstanding.
Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Note 7, Long-term Debt; (ii) capital expenditures; (iii) acquisitions and investments; and (iv) cash dividends to investors.
Capital Expenditures
The Company's capital spending program is mainly focused on maintenance capital expenditures, or costs to maintain the assets currently operating, such as costs to replace or refurbish assets during routine maintenance, and growth capital expenditures or construction of new assets and completing the construction of assets where construction is in process. The Company develops annual capital spending plans based on projected requirements for maintenance and growth capital. For the six months ended June 30, 2016, the Company used approximately $11 million to fund capital expenditures, of which $9 million related to maintenance capital expenditures. For the six months ended June 30, 2015, the Company used approximately $8 million to fund capital expenditures, of which $6 million related to maintenance capital expenditures.
Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by NRG in the future, as well as generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its CAFD.
CVSR — On August 8, 2016, the Company and NRG entered into a definitive agreement regarding the acquisition of the remaining 51.05% interest in the CVSR project for total expected cash consideration of $78.5 million plus assumed debt and working capital adjustments to be calculated at close. The sale is subject to customary closing conditions and is expected to close during the third quarter of 2016. The Company expects to fund the acquisition with drawings under the Company's revolving credit facility.

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
The following table lists the dividends paid on NRG Yield, Inc.'s Class A common stock and Class C common stock during the six months ended June 30, 2016:

	Second Quarter 2016	First Quarter 2016
Dividends per Class A share	$0.23	$0.225
Dividends per Class C share	$0.23	$0.225
On July 26, 2016, NRG Yield, Inc. declared quarterly dividends on its Class A common stock and Class C common stock of $0.24 per share payable on September 15, 2016, to stockholders of record as of September 1, 2016.

Cash Flow Discussion
The following table reflects the changes in cash flows for the six months ended June 30, 2016, compared to 2015:

	Six months ended June 30,
	2016	2015	Change
	(In millions)
Net cash provided by operating activities	$198	$93	$105
Net cash used in investing activities	(42)	(839)	797
Net cash (used in) provided by financing activities	(178)	624	(802)
Net Cash Provided By Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase in operating income adjusted for non-cash items	$89
Changes in working capital driven primarily by the timing of wind generation in 2015 compared to 2016	26
Lower distributions from unconsolidated affiliates	(10)
$105
Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Payments made to acquire the January 2015 Drop Down Assets	$489
Decrease in investments in unconsolidated affiliates in 2016 primarily due to the investment in Desert Sunlight made in 2015	283
Payments to acquire businesses in 2015, net of cash acquired	37
Changes in restricted cash due to higher funding for certain projects' debt reserves partially offset by higher project distributions in 2016 compared to 2015	(12)
$797
Net Cash (Used in) Provided By Financing Activities

Changes in net cash (used in) provided by financing activities were driven by:	(In millions)
Proceeds from NRG Yield, Inc. Class C common stock offering on June 29, 2015, net of underwriting discounts and commissions	$(600)
Lower net borrowings from the revolving credit facility	(255)
Lower net payments for long-term debt in 2016 compared to 2015	185
Decrease in net contributions from noncontrolling interests	(115)
Increase in dividends and distributions paid to common stockholders due to the increase in dividend per share in 2016 compared to 2015	(22)
Debt issuance costs paid in 2015	11
Payment of distributions to NRG due to NRG's 25% ownership of NRG Wind TE Holdco in 2016	(6)
$(802)

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
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of June 30, 2016, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. DGPV Holdco 1, DGPV Holdco 2, RPV Holdco and GenConn are variable interest entities for which the Company is not the primary beneficiary.
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $836 million as of June 30, 2016. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company. See also Note 4, Variable Interest Entities, or VIEs.
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
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at June 30, 2016, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at June 30, 2016. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses)/Gains	(In millions)
Fair value of contracts as of December 31, 2015	$(100)
Contracts realized or otherwise settled during the period	19
Changes in fair value	(77)
Fair Value of contracts as of June 30, 2016	$(158)

	Fair Value of contracts as of June 30, 2016
	Maturity
Fair Value Hierarchy Losses	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$36	$59	$35	$28	$158
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
Critical Accounting Policies and Estimates
The Company's discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements and related disclosures in compliance with GAAP requires the application of appropriate technical accounting rules and guidance as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges, and the fair value of certain assets and liabilities. These judgments, in and of themselves, could materially affect the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment may also have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies has not changed.
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would cause a change of approximately $1 million to the net value of derivatives as of June 30, 2016.
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
If all of the above swaps had been discontinued on June 30, 2016, the Company would have owed the counterparties $163 million. Based on the investment grade rating of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of June 30, 2016, a 1% change in interest rates would result in an approximately $3 million change in market interest expense on a rolling twelve-month basis.
As of June 30, 2016, the fair value of the Company's debt was $4,772 million and the carrying value was $4,772 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by approximately $311 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of the material legal proceedings in which the Company was involved through June 30, 2016, see Note 12, Contingencies, to this Form 10-Q.
ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company's 2015 Form 10-K. There have been no material changes in the Company's risk factors since those reported in its 2015 Form 10-K.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
2.1	Purchase and Sale Agreement, dated as of August 8, 2016, between NRG Solar CVSR Holdings 2 LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on August 9, 2016.
3.1	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of NRG Yield, Inc., dated as of May 2, 2016.	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on May 2, 2016.
3.2	Restated Certificate of Incorporation of NRG Yield, Inc., dated as of May 2, 2016.	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, filed on May 5, 2016.
10.1
Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of NRG RPV Holdco 1 LLC, dated as of August 5, 2016, by and between NRG Yield RPV Holding LLC and NRG Residential Solar Solutions LLC.
Filed herewith.
10.2	Employment Agreement, dated as of May 6, 2016, between NRG Yield, Inc. and Christopher S. Sotos.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A, filed on August 9, 2016.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG YIELD, INC. (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
Chief Executive Officer (Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS
Kirkland B. Andrews
Chief Financial Officer (Principal Financial Officer)

/s/ DAVID CALLEN
David Callen
Date: August 9, 2016	Chief Accounting Officer (Principal Accounting Officer)