Form 10-K
period 2016-12-31
NRG Yield, Inc.
filed 2017-02-28
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2016.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to .
Commission File Number: 001-36002
NRG Yield, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-1777204 (I.R.S. Employer Identification No.)

804 Carnegie Center, Princeton, New Jersey (Address of principal executive offices)	08540 (Zip Code)
(609) 524-4500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, Class A, par value $0.01	New York Stock Exchange
Common Stock, Class C, par value $0.01	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of the last business day of the most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $1,502,686,604 based on the closing sale prices of such shares as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2017
Common Stock, Class A, par value $0.01 per share	34,586,250
Common Stock, Class B, par value $0.01 per share	42,738,750
Common Stock, Class C, par value $0.01 per share	62,789,804
Common Stock, Class D, par value $0.01 per share	42,738,750

Documents Incorporated by Reference:
Portions of the Registrant's Definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

TABLE OF CONTENTS

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2017 Drop Down Assets
(i) a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm and (ii) NRG's 50% interests in seven utility-scale solar farms located in Utah. Both are subject of the definitive purchase agreements that the Company entered into with NRG on February 24, 2017

2019 Convertible Notes	$345 million aggregate principal amount of 3.50% Convertible Notes due 2019
2020 Convertible Notes	$287.5 million aggregate principal amount of 3.25% Convertible Notes due 2020
2024 Senior Notes	$500 million aggregate principal amount of 5.375% unsecured senior notes due 2024, issued by NRG Yield Operating LLC
2026 Senior Notes	$350 million aggregate principal amount of 5.00% unsecured senior notes due 2026, issued by NRG Yield Operating LLC
2037 Notes	$200 million aggregate principal amount of 4.68% senior secured notes due 2037, issued by CVSR Holdco
Alta TE Holdco	Alta Wind X-XI TE Holdco LLC
Alta Wind Portfolio	Seven wind facilities that total 947 MW located in Tehachapi, California and a portfolio of associated land leases
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act of 2009
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates – updates to the ASC
ATM Program	At-The-Market Equity Offering Program
Buffalo Bear	Buffalo Bear, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Buffalo Bear project
CAA	Clean Air Act
CAFD
Cash Available For Distribution, which the Company defines as net income before interest expense, income taxes, depreciation and amortization, plus cash distributions from unconsolidated affiliates, cash receipts from notes receivable, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness and changes in prepaid and accrued capacity payments

CfD	Contract for Differences
CFTC	U.S. Commodity Future Trading Commission
COD	Commercial Operations Date
Code	Internal Revenue Code of 1986, as amended
Company	NRG Yield, Inc. together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Drop Down	The Company's acquisition from NRG of the remaining 51.05% interest of CVSR Holdco
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
DGCL	Delaware General Corporation Law
DGPV Holdco 1	NRG DGPV Holdco 1 LLC
DGPV Holdco 2	NRG DGPV Holdco 2 LLC
Distributed Solar	Solar power projects, typically less than 20 MW in size, that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Collectively, the June 2014 Drop Down Assets, January 2015 Drop Down Assets, November 2015 Drop Down Assets, and CVSR Drop Down
Economic Gross Margin	Energy and capacity revenue, less cost of fuels
EDA	Equity Distribution Agreement
EGU	Electric Utility Generating Unit

El Segundo	NRG West Holdings LLC, the subsidiary of Natural Gas Repowering LLC, which owns the El Segundo Energy Center project
EME	Edison Mission Energy
EME Assets	The January 2015 Drop Down Assets and the November 2015 Drop Down Assets (other than Elbow Creek), originally acquired by NRG from EME on April 1, 2014
EPC	Engineering, Procurement and Construction
ERCOT	Electric Reliability Council of Texas, the ISO and the regional reliability coordinator of the various electricity systems within Texas
EWG	Exempt Wholesale Generator
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GHG	Greenhouse gas
GW	Gigawatt
HLBV	Hypothetical Liquidation at Book Value
IASB	International Accounting Standards Board
IRS	Internal Revenue Service
ISO	Independent System Operator, also referred to as Regional Transmission Organization, or RTO
ITC	Investment Tax Credit
January 2015 Drop Down Assets	The Laredo Ridge, Tapestry and Walnut Creek projects, which were acquired by Yield Operating LLC from NRG on January 2, 2015
June 2014 Drop Down Assets	The TA High Desert, Kansas South and El Segundo projects, which were acquired by Yield Operating LLC from NRG on June 30, 2014
Kansas South	NRG Solar Kansas South LLC, the operating subsidiary of NRG Solar Kansas South Holdings LLC, which owns the Kansas South project
KPPH	1,000 Pounds Per Hour
Laredo Ridge	Laredo Ridge Wind, LLC, the operating subsidiary of Mission Wind Laredo, LLC, which owns the Laredo Ridge project
LIBOR	London Inter-Bank Offered Rate
Marsh Landing	NRG Marsh Landing LLC, formerly GenOn Marsh Landing LLC
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
NECP	NRG Energy Center Pittsburgh LLC
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG Yield, Inc. net of collateral
NOLs	Net Operating Losses
November 2015 Drop Down Assets	75% of the Class B interests of NRG Wind TE Holdco, which owns a portfolio of 12 wind facilities totaling 814 net MW, which was acquired by Yield Operating LLC from NRG on November 3, 2015
NOx	Nitrogen Oxides
NPNS	Normal Purchases and Normal Sales
NRG	NRG Energy, Inc.
NRG Wind TE Holdco	NRG Wind TE Holdco LLC
NRG Yield, Inc.	NRG Yield, Inc., together with its consolidated subsidiaries, or the Company

NRG Yield LLC	The holding company through which the projects are owned by NRG, the holder of Class B and Class D units, and NRG Yield, Inc., the holder of the Class A and Class C units
NRG Yield Operating LLC	The holder of the project assets that belong to NRG Yield LLC
OCI/OCL	Other comprehensive income/loss
OSHA	Occupational Safety and Health Administration
PG&E	Pacific Gas & Electric Company
Pinnacle	Pinnacle Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Pinnacle project
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PUCT	Public Utility Commission of Texas
PUHCA	Public Utility Holding Company Act of 2005
PURPA	Public Utility Regulatory Policies Act of 1978
QF	Qualifying Facility under PURPA
REC	Renewable Energy Certificate
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

UPMC	University of Pittsburgh Medical Center
U.S.	United States of America
U.S. DOE	U.S. Department of Energy
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
The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the U.S. The Company’s contracted generation portfolio collectively represents 4,563 net MW as of December 31, 2016. Each of these assets sells substantially all of its output pursuant to long-term offtake agreements with creditworthy counterparties. The weighted average remaining contract duration of these offtake agreements was approximately 16 years as of December 31, 2016 based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,319 net MWt and electric generation capacity of 123 net MW. These thermal infrastructure assets provide steam, hot and/or chilled water, and, in some instances, electricity to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
A complete listing of the Company's interests in facilities, operations and/or projects owned or leased as of December 31, 2016 can be found in Item 2 — Properties.
History
The Company was formed by NRG Energy, Inc., or NRG, as a Delaware corporation on December 20, 2012 and closed its initial public offering on July 22, 2013. In connection with its initial public offering, the Company's shares of Class A common stock began trading on the New York Stock Exchange under the symbol “NYLD.”
Effective May 14, 2015, the Company completed a stock split whereby each outstanding share of Class A common stock was split into one share of Class A common stock and one share of Class C common stock, and each outstanding share of Class B common stock was split into one share of Class B common stock and one share of Class D common stock. The stock split is referred to as the Recapitalization and all references to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retrospectively adjusted to reflect the Recapitalization. Following the Recapitalization, the Company's Class A common stock continued trading on the New York Stock Exchange under the new ticker symbol "NYLD.A" and the Class C common stock began trading under the ticker symbol "NYLD."
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
The Company is the sole managing member of NRG Yield LLC and operates and controls all of its business and affairs and consolidates the financial results of NRG Yield LLC and its subsidiaries. NRG Yield LLC is a holding company for the companies that directly and indirectly own and operate the Company's business. As of December 31, 2016, the Company and NRG have 53.3% and 46.7% economic interests in NRG Yield LLC, respectively. As a result of the current ownership of the Class B common stock and Class D common stock, NRG continues at the present time to control the Company, and the Company in turn, as the sole managing member of NRG Yield LLC, controls NRG Yield LLC and its subsidiaries.

The diagram below depicts the Company’s organizational structure as of December 31, 2016:

NRG Energy, Inc.
Public shareholders
Class B Common Stock and Class D Common Stock Aggregate 55.1% Voting Interest
NRG Yield, Inc.
Class A Common Stock and Class C Common Stock Aggregate 44.9% Voting Interest
Sole Managing Member Class A Units and Class C Units Aggregate 53.3% Economic Interest
Class B Units and Class D Units Aggregate 46.7% Economic Interest
NRG Yield LLC
NRG Yield Operating LLC
Project companies

Business Strategy
The Company's primary business strategy is to focus on the acquisition and ownership of assets with predictable, long-term cash flows in order that it may be able to increase the cash dividends paid to holders of the Company's Class A and Class C common stock over time without compromising the ongoing stability of the business. The Company's plan for executing this strategy includes the following key components:
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
Growing the business through acquisitions of contracted operating assets. The Company believes that its base of operations and relationship with NRG provide a platform in the conventional and renewable power generation and thermal sectors for strategic growth through cash accretive and tax advantaged acquisitions complementary to its existing portfolio. In addition to acquiring renewable generation, conventional generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market and operating expertise provides it with a competitive advantage, the Company entered into a Right of First Offer Agreement with NRG, or the ROFO Agreement. On February 24, 2017, the Company amended and restated the ROFO Agreement, expanding the NRG ROFO pipeline with the addition of 234 net MW of utility-scale solar projects, consisting of Buckthorn, a 154 net MW solar facility in Texas, and Hawaii solar projects, which have a combined capacity of 80 net MW. Under the ROFO Agreement, NRG has granted the Company and its affiliates a right of first offer on any proposed sale, transfer or other disposition of certain assets of NRG until February 24, 2022. In addition to the assets described in the table below which reflects the assets subject to sale, the ROFO Agreement also provides the Company with a right of first offer with respect to up to $250 million of equity in one or more distributed solar generation portfolios developed by affiliates of NRG, together with the assets listed in the table below, the NRG ROFO Assets.

Asset	Fuel Type	Rated Capacity (MW)(a)	COD
Ivanpah(b)	Solar	193	2013
Agua Caliente(c)	Solar	148	2014
Buckthorn	Solar	154	2018
Hawaii	Solar	80	2019
Carlsbad	Conventional	527	2018
Puente/Mandalay	Conventional	262	2020
Wind TE Holdco(d):
Elkhorn Ridge	Wind	13	2009
San Juan Mesa	Wind	22	2005
Wildorado	Wind	40	2007
Crosswinds	Wind	5	2007
Forward	Wind	7	2008
Hardin	Wind	4	2007
Odin	Wind	5	2007
Sleeping Bear	Wind	24	2007
Spanish Fork	Wind	5	2008
Goat Wind	Wind	37	2008/2009
Lookout	Wind	9	2008
Elbow Creek	Wind	30	2008
Community	Wind	30	2011
Jeffers	Wind	50	2008
Minnesota Portfolio(e)	Wind	40	2003/2006

(a) Represents the maximum, or rated, electricity generating capacity of the facility in MW multiplied by NRG's percentage ownership interest in the facility as of December 31, 2016.
(b) Represents 49.95% of NRG's 50.01% ownership interest in Ivanpah. Following a sale of this 49.95% interest, the remaining 50.05% of Ivanpah would be owned by NRG, Google Inc. and BrightSource Energy Inc.
(c) Represents NRG’s 51% ownership interest in Agua Caliente. The remaining 49% of Agua Caliente is owned by BHE AC Holdings, LLC. As further described below, the Company has entered into an agreement with NRG to acquire 16% of Agua Caliente.
(d) Represents NRG's remaining 25% of the Class B interests of NRG Wind TE Holdco. NRG Yield, Inc. acquired 75% of the Class B interests in November 2015. A tax equity investor owns the Class A interests in NRG Wind TE Holdco.
(e) Includes Bingham Lake, Eastridge, and Westridge projects.
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
In December 2016, NRG offered the Company the opportunity to purchase the following assets: (i) the Minnesota Portfolio, a 40 MW portfolio of wind projects; (ii) the 30 MW Community wind project; (iii) the 50 MW Jeffers wind projects; and (iv) a 16% interest in the 290 MW Agua Caliente solar project, pursuant to the ROFO Agreement. In addition to these ROFO Assets, NRG also offered the Company the opportunity to purchase NRG's 50% interests in seven utility-scale solar projects located in Utah, representing 265 net MW of capacity, based on cash to be distributed, that were part of NRG's recent acquisition of projects from SunEdison.
On February 24, 2017, the Company and NRG entered into a definitive agreement regarding the acquisition of the following facilities: (i) a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm, one of the NRG ROFO assets, representing ownership of approximately 46 net MW of capacity. Agua Caliente is located in Yuma County, AZ and sells power subject to a 25-year PPA with Pacific Gas and Electric, with 22 years remaining on that contract; and (ii) NRG's 50% interests in seven utility-scale solar farms located in Utah representing 265 net MW of capacity, based on cash to be distributed, that were part of NRG's recent acquisition of projects from SunEdison. The Utah assets achieved commercial operations in 2016, sell power subject to 20-year PPAs with PacifiCorp, a subsidiary of Berkshire Hathaway and are part of a tax equity structure with Dominion Solar Projects III, Inc., or Dominion, from which NRG currently receives 50% of cash to be distributed. The Company expects to pay total cash consideration of $130 million for the transaction, excluding adjustments for working capital and assume non-recourse project debt of approximately $328 million, which will be consolidated, as well as its pro-rata share of non-recourse project level debt of $136 million. The Company elected not to pursue the acquisition of the Minnesota Portfolio, Community and Jeffers wind projects at this time, but may continue its evaluation of the projects. The Company has retained the right with NRG, pursuant to the ROFO Agreement, to participate in any third party process to the extent NRG elected to pursue a third party sale of these assets.

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
Maintain sound financial practices to grow the dividend. The Company intends to maintain a commitment to disciplined financial analysis and a balanced capital structure to enable it to increase its quarterly dividend over time and serve the long-term interests of its stockholders. The Company's financial practices include a risk and credit policy focused on transacting with credit-worthy counterparties; a financing policy, which focuses on seeking an optimal capital structure through various capital formation alternatives to minimize interest rate and refinancing risks, ensure stable long-term dividends and maximize value; and a dividend policy that is based on distributing a significant portion of CAFD each quarter that the Company receives from NRG Yield LLC, subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company intends to evaluate various alternatives for financing future acquisitions and refinancing of existing project-level debt, in each case, to reduce the cost of debt, extend maturities and maximize CAFD. The Company believes it has additional flexibility to seek alternative financing arrangements, including, but not limited to, debt financings and equity-like instruments.
Competition
Power generation is a capital-intensive business with numerous and diverse industry participants. The Company competes on the basis of the location of its plants and on the basis of contract price and terms of individual projects. Within the power industry, there is a wide variation in terms of the capabilities, resources, nature and identity of the companies with whom the Company competes with depending on the market. Competitors for energy supply are utilities, independent power producers and other providers of distributed generation. The Company also competes to acquire new projects with renewable developers who retain renewable power plant ownership, independent power producers, financial investors and other dividend, growth-oriented companies. Competitive conditions may be substantially affected by capital market conditions and by various forms of energy legislation and regulation considered by federal, state and local legislatures and administrative agencies, including tax policy. Such laws and regulations may substantially increase the costs of acquiring, constructing and operating projects, and it could be difficult for the Company to adapt to and operate under such laws and regulations.
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
Competitive Strengths
Stable, high quality cash flows. The Company's facilities have a highly stable, predictable cash flow profile consisting of predominantly long-life electric generation assets that sell electricity under long-term fixed priced contracts or pursuant to regulated rates with investment grade and certain other credit-worthy counterparties. Additionally, the Company's facilities have minimal fuel risk. For the Company's conventional assets, fuel is provided by the toll counterparty or the cost thereof is a pass-through cost under the CfD. Renewable facilities have no fuel costs, and most of the Company's thermal infrastructure assets have contractual or regulatory tariff mechanisms for fuel cost recovery. The offtake agreements for the Company's conventional and renewable generation facilities have a weighted-average remaining duration of approximately 16 years as of December 31, 2016, based on CAFD, providing long-term cash flow stability. The Company's generation offtake agreements with counterparties for whom credit ratings are available have a weighted-average Moody’s rating of A3 based on rated capacity under contract. All of the Company's assets are in the U.S. and accordingly have no currency or repatriation risks.
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

Significant scale and diversity. The Company owns and operates a large and diverse portfolio of contracted electric generation and thermal infrastructure assets. As of December 31, 2016, the Company's 4,563 net MW contracted generation portfolio benefits from significant diversification in terms of technology, fuel type, counterparty and geography. The Company's thermal business consists of twelve operations, seven of which are district energy centers that provide steam and chilled water to approximately 705 customers, and five of which provide generation. The Company believes its scale and access to best practices across the fleet improves its business development opportunities through enhanced industry relationships, reputation and understanding of regional power market dynamics. Furthermore, the Company's diversification reduces its operating risk profile and reliance on any single market.
Relationship with NRG. The Company believes its relationship with NRG, including NRG’s expressed intention to maintain a controlling interest in the Company, provides significant benefits to the Company, including:
• Management and Operational Expertise. The Company has access to the significant resources of NRG, the largest competitive power generator in the U.S., to support its operational, financial, legal, regulatory and environmental functions.
• Development and Acquisition Track Record. NRG's development and strategic teams are focused on the development and acquisition of renewable and conventional generation assets, which may provide future growth opportunities for the Company in addition to the assets set forth in the ROFO Agreement.  The Company believes NRG’s ownership position in the Company incentivizes NRG to support the Company's growth strategy, including through the development of renewable and conventional generation projects.  During 2016, NRG acquired 1,639 MWs of utility scale solar and wind projects and 107 MWs of distributed generation and community solar projects that are currently under development or in operation.
• Financing Expertise. The Company, with the support of NRG, has been able to achieve a successful track record of sourcing attractive low-cost, long duration capital to fund acquisitions.  The Company expects to continue to realize benefits from NRG’s financing and structuring expertise as well as its relationships with financial institutions and other lenders.
Environmentally well-positioned portfolio of assets. The Company's portfolio of electric generation assets consists of 2,618 net MW of renewable generation capacity that are non-emitting sources of power generation. The Company's conventional assets consist of the dual fuel-fired GenConn assets as well as the Marsh Landing and Walnut Creek simple cycle natural gas-fired peaking generation facilities and the El Segundo combined cycle natural gas-fired peaking facility. The Company does not anticipate having to expend any significant capital expenditures in the foreseeable future to comply with current environmental regulations applicable to its generation assets. Taken as a whole, the Company believes its strategy will be a net beneficiary of current and potential environmental legislation and regulatory requirements that may serve as a catalyst for capacity retirements and improve market opportunities for environmentally well-positioned assets like the Company's assets once its current offtake agreements expire.
Thermal infrastructure business has high entry costs. Significant capital has been invested to construct the Company's thermal infrastructure assets, serving as a barrier to entry in the markets in which such assets operate. As of December 31, 2016, the Company's thermal gross property, plant, and equipment was approximately $467 million. The Company's thermal district energy centers are located in urban city areas, with the chilled water and steam delivery systems located underground. Constructing underground delivery systems in urban areas requires long lead times for permitting, rights of way and inspections and is costly. By contrast, the incremental cost to add new customers in existing markets is relatively low. Once thermal infrastructure is established, the Company believes it has the ability to retain customers over long periods of time and to compete effectively for additional business against stand-alone on-site heating and cooling generation facilities. Installation of stand-alone equipment can require significant modification to a building as well as significant space for equipment and funding for capital expenditures. The Company's system technologies often provide economies of scale in terms of fuel procurement, ability to switch between multiple types of fuel to generate thermal energy, and fuel conversion efficiency.

Segment Review
The following tables summarize the Company's operating revenues, net income (loss) and assets by segment for the years ended December 31, 2016, 2015 and 2014, as discussed in Item 15 — Note 13, Segment Reporting, to the Consolidated Financial Statements. Refer to that footnote for additional information about the Company's segments. In addition, refer to Item 2 — Properties, for information about the facilities in each of the Company's segments. All amounts have been recast to include the effect of the acquisitions of the Drop Down Assets, which were accounted for as transfers of entities under common control. The accounting guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its consolidated financial statements to reflect the transfers as if they had taken place from the beginning of the financial statements period or from the date the entities were under common control (if later than the beginning of the financial statements period).

	Year ended December 31, 2016
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$333	$518	$170	$—	$1,021
Net income (loss)	153	(103)	29	(94)	(15)
Total assets	1,993	5,535	426	429	8,383

	Year ended December 31, 2015
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$336	$443	$174	$—	$953
Net income (loss)	156	(25)	22	(88)	65
Total assets	2,102	5,970	428	189	8,689

	Year ended December 31, 2014
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$317	$316	$195	$—	$828
Net income (loss)	141	(19)	31	(45)	108
Government Incentives
Government incentives, including PTCs and ITCs, can enhance the economics of the Company's generating assets and investments by providing, for example, loan guarantees, cash grants, favorable tax treatment, favorable depreciation rules or other incentives.  The Company cannot predict the effects that the new U.S. presidential administration will have on government incentives.
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
CFTC
The CFTC, among other things, regulates the trading of swaps, futures and many commodities under the Commodity Exchange Act, or CEA. Since 2010, there have been a number of reforms to the regulation of the derivatives markets. These regulations, and any further changes thereto, or adoption of additional regulations, including any regulations relating to position limits on futures and other derivatives or margin for derivatives, could negatively impact the Company’s ability to hedge its portfolio in an efficient, cost-effective manner by, among other things, potentially decreasing liquidity in the forward commodity and derivatives markets or limiting the Company’s ability to utilize non-cash collateral for derivatives transactions.

FERC
FERC, among other things, regulates the transmission and the wholesale sale of electricity in interstate commerce under the authority of the FPA. The transmission of electric energy occurring wholly within ERCOT is not subject to FERC’s jurisdiction under Sections 203 or 205 of the FPA. Under existing regulations, FERC determines whether an entity owning a generation facility is an EWG, as defined in the PUHCA. FERC also determines whether a generation facility meets the ownership and technical criteria of a QF under the PURPA. Each of the Company’s non-ERCOT generating facilities qualifies as an EWG.
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
In accordance with the Energy Policy Act of 2005, FERC has approved the NERC as the national Energy Reliability Organization, or ERO. As the ERO, NERC is responsible for the development and enforcement of mandatory reliability standards for the wholesale electric power system. In addition to complying with NERC requirements, each entity must comply with the requirements of the regional reliability entity for the region in which it is located.
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
Environmental Matters
The Company is subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of facilities. The Company is also subject to laws regarding the protection of wildlife, including migratory birds, eagles, threatened and endangered species. Federal and state environmental laws have become more stringent over time, although this trend could change in the near term with respect to federal laws under the new U.S. presidential administration.
In October 2015, the EPA finalized the Clean Power Plan, or CPP, addressing GHG emissions from existing EGUs. On February 9, 2016, the U.S. Supreme Court stayed the CPP. The U.S. Court of Appeals for the D.C. Circuit, sitting en banc, heard oral argument on the legal challenges to the CPP in September 2016. Due to the ongoing litigation and the potential impact of the new U.S. presidential administration, the Company believes the CPP is not likely to survive.
Customers
The Company sells its electricity and environmental attributes, including RECs, primarily to local utilities under long-term, fixed-price PPAs. During the year ended December 31, 2016, the Company derived approximately 42% of its consolidated revenue from Southern California Edison, or SCE, and approximately 23% of its consolidated revenue from Pacific Gas and Electric, or PG&E.

Employees
The Company employs Christopher Sotos as its President and Chief Executive Officer and Chad Plotkin as its Senior Vice President and Chief Financial Officer. Other than Messrs. Sotos and Plotkin, the Company does not employ any other employees. The personnel that manage operations of the Company are employees of NRG or third parties managed by NRG, and their services are provided for the Company's benefit under the Management Services Agreement and project operations and maintenance agreements with NRG as described in Item 15 — Note 15, Related Party Transactions, to the Consolidated Financial Statements.
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
Certain of the Company's conventional and renewable assets are newly constructed. The ability of these facilities to meet the Company's performance expectations is subject to the risks inherent in newly constructed power generation facilities and the construction of such facilities, including, but not limited to, degradation of equipment in excess of the Company's expectations, system failures, and outages. The failure of these facilities to perform as the Company expects could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and its ability to pay dividends to holders of the Company's common stock.
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
The Company may not have sufficient availability under the Company’s credit facilities or have access to project-level financing on commercially reasonable terms when acquisition opportunities arise. An inability to obtain the required or desired financing could significantly limit the Company’s ability to consummate future acquisitions and effectuate the Company’s growth strategy. If financing is available, utilization of the Company’s credit facilities or project-level financing for all or a portion of the purchase price of an acquisition could significantly increase the Company’s interest expense, impose additional or more restrictive covenants and reduce CAFD. Similarly, the issuance of additional equity securities as consideration for acquisitions could cause significant stockholder dilution and reduce the Company’s dividends if the acquisitions are not sufficiently accretive. The Company’s ability to consummate future acquisitions may also depend on the Company’s ability to obtain any required regulatory approvals for such acquisitions, including, but not limited to, approval by FERC under Section 203 of the FPA.

Finally, the acquisition of companies and assets are subject to substantial risks, including the failure to identify material problems during due diligence (for which the Company may not be indemnified post-closing), the risk of over-paying for assets (or not making acquisitions on an accretive basis) and the ability to retain customers. Further, the integration and consolidation of acquisitions requires substantial human, financial and other resources and, ultimately, the Company's acquisitions may divert management’s attention from the Company's existing business concerns, disrupt the Company's ongoing business or not be successfully integrated. There can be no assurances that any future acquisitions will perform as expected or that the returns from such acquisitions will support the financing utilized to acquire them or maintain them. As a result, the consummation of acquisitions may have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and ability to pay dividends to holders of the Company’s common stock.
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
The Company’s indebtedness could adversely affect its ability to raise additional capital to fund the Company’s operations or pay dividends. It could also expose the Company to the risk of increased interest rates and limit the Company’s ability to react to changes in the economy or the Company’s industry as well as impact the Company’s results of operations, financial condition and cash flows.
As of December 31, 2016, the Company had approximately $5,770 million of total consolidated indebtedness, $4,314 million of which was incurred by the Company's non-guarantor subsidiaries. In addition, the Company’s share of its unconsolidated affiliates’ total indebtedness and letters of credit outstanding as of December 31, 2016, totaled approximately $453 million and $86 million, respectively (calculated as the Company’s unconsolidated affiliates’ total indebtedness as of such date multiplied by the Company’s percentage membership interest in such assets).
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

The Company's revolving credit facility contains financial and other restrictive covenants that limit the Company’s ability to return capital to stockholders or otherwise engage in activities that may be in the Company’s long-term best interests. The Company’s inability to satisfy certain financial covenants could prevent the Company from paying cash dividends, and the Company’s failure to comply with those and other covenants could result in an event of default which, if not cured or waived, may entitle the related lenders to demand repayment or enforce their security interests, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In addition, failure to comply with such covenants may entitle the related lenders to demand repayment and accelerate all such indebtedness.
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
Letter of credit facilities to support project-level contractual obligations generally need to be renewed after five to seven years, at which time the Company will need to satisfy applicable financial ratios and covenants. If the Company is unable to renew the Company’s letters of credit as expected or replace them with letters of credit under different facilities on favorable terms or at all, the Company may experience a material adverse effect on its business, financial condition, results of operations and cash flows. Furthermore, such inability may constitute a default under certain project-level financing arrangements, restrict the ability of the project-level subsidiary to make distributions to it and/or reduce the amount of cash available at such subsidiary to make distributions to the Company.
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
A significant portion of the Company's revenues are derived from long-term bilateral contracts with utilities that are regulated by their respective states, and have been entered into pursuant to certain state programs. Certain long-term contracts that other companies have with state-regulated utilities have been challenged in federal court and have been declared unconstitutional on the grounds that the rate for energy and capacity established by the contracts impermissibly conflicts with the rate for energy and capacity established by FERC pursuant to the FPA. If certain of the Company's state-mandated agreements with utilities are ever held to be invalid, the Company may be unable to replace such contracts, which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

The generation of electric energy from solar and wind energy sources depends heavily on suitable meteorological conditions.
If solar or wind conditions are unfavorable, the Company's electricity generation and revenue from renewable generation facilities may be substantially below the Company's expectations. The electricity produced and revenues generated by a solar or wind energy generation facility is highly dependent on suitable solar or wind conditions, as applicable, and associated weather conditions, which are beyond the Company's control. Furthermore, components of the Company's systems, such as solar panels and inverters, could be damaged by severe weather, such as hailstorms or tornadoes. In addition, replacement and spare parts for key components may be difficult or costly to acquire or may be unavailable. Unfavorable weather and atmospheric conditions could impair the effectiveness of the Company's assets or reduce their output beneath their rated capacity or require shutdown of key equipment, impeding operation of the Company's renewable assets. In addition, climate change may have the long-term effect of changing wind patterns at our projects. Changing wind patterns could cause changes in expected electricity generation. These events could also degrade equipment or components and the interconnection and transmission facilities’ lives or maintenance costs.
Although the Company bases its investment decisions with respect to each renewable generation facility on the findings of related wind and solar studies conducted on-site prior to construction or based on historical conditions at existing facilities, actual climatic conditions at a facility site, particularly wind conditions, may not conform to the findings of these studies and may be affected by variations in weather patterns, including any potential impact of climate change. Therefore, the Company's solar and wind energy facilities may not meet anticipated production levels or the rated capacity of the Company's generation assets, which could adversely affect the business, financial condition, results of operations and cash flows.
Operation of electric generation facilities involves significant risks and hazards customary to the power industry that could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
The ongoing operation of the Company's facilities involves risks that include the breakdown or failure of equipment or processes or performance below expected levels of output or efficiency due to wear and tear, latent defect, design error or operator error or force majeure events, among other things. Operation of the Company's facilities also involves risks that the Company will be unable to transport its products to its customers in an efficient manner due to a lack of transmission capacity. Unplanned outages of generating units, including extensions of scheduled outages due to mechanical failures or other problems, occur from time to time and are an inherent risk of the business. Unplanned outages typically increase operation and maintenance expenses, capital expenditures and may reduce revenues as a result of selling fewer MWh or require the Company to incur significant costs as a result of obtaining replacement power from third parties in the open market to satisfy forward power sales obligations. The Company's inability to operate its electric generation assets efficiently, manage capital expenditures and costs and generate earnings and cash flow from the Company's asset-based businesses could have a material adverse effect on the business, financial condition, results of operations and cash flows. While the Company maintains insurance, obtains warranties from vendors and obligates contractors to meet certain performance levels, the proceeds of such insurance, warranties or performance guarantees may not cover the Company's lost revenues, increased expenses or liquidated damages payments should it experience equipment breakdown or non-performance by contractors or vendors.
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
A significant portion of the electric power the Company generates is sold under long-term offtake agreements with public utilities or industrial or commercial end-users, with a weighted average remaining duration of approximately 16 years (based on CAFD). As of December 31, 2016, the largest customers of the Company's power generation assets, including assets in which the Company has less than a 100% membership interest, were SCE and PG&E, which represented 45% and 25%, respectively, of the net electric generation capacity of the Company's facilities.
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
The power generation industry is characterized by intense competition and the Company's electric generation assets encounter competition from utilities, industrial companies and other independent power producers, in particular with respect to uncontracted output. In recent years, there has been increasing competition among generators for offtake agreements and this has contributed to a reduction in electricity prices in certain markets characterized by excess supply above designated reserve margins. In light of these market conditions, the Company may not be able to replace an expiring or terminated agreement with an agreement on equivalent terms and conditions, including at prices that permit operation of the related facility on a profitable basis. In addition, the Company believes many of its competitors have well-established relationships with the Company's current and potential suppliers, lenders and customers, and have extensive knowledge of its target markets. As a result, these competitors may be able to respond more quickly to evolving industry standards and changing customer requirements than the Company will be able to. Adoption of technology more advanced than the Company's could reduce its competitors' power production costs resulting in their having a lower cost structure than is achievable with the technologies currently employed by the Company and adversely affect its ability to compete for offtake agreement renewals. If the Company is unable to replace an expiring or terminated offtake agreement, the affected facility may temporarily or permanently cease operations. External events, such as a severe economic downturn, could also impair the ability of some counterparties to the Company's offtake agreements and other customer agreements to pay for energy and/or other products and services received.
The Company's inability to enter into new or replacement offtake agreements or to compete successfully against current and future competitors in the markets in which the Company operates could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

The Company’s facilities may operate, wholly or partially, without long-term power sales agreements.

The Company’s facilities may operate without long-term power sales agreements for some or all of their generating capacity and output and therefore be exposed to market fluctuations. Without the benefit of long-term power sales agreements for the facilities, the Company cannot be sure that it will be able to sell any or all of the power generated by the facilities at commercially attractive rates or that the facilities will be able to operate profitably. This could lead to less predictable revenues, future impairments of the Company's property, plant and equipment or to the closing of certain of its facilities, resulting in economic losses and liabilities, which could have a material adverse effect on the Company's results of operations, financial condition or cash flows.

A portion of the steam and chilled water produced by the Company's thermal assets is sold at regulated rates, and the revenue earned by the Company's GenConn assets is established each year in a rate case; accordingly, the profitability of these assets is dependent on regulatory approval.
Approximately 378 net MWt of capacity from certain of the Company's thermal assets are sold at rates approved by one or more federal or state regulatory commissions, including the Pennsylvania Public Utility Commission and the California Public Utilities Commission for the thermal assets. Similarly, the revenues related to approximately 380 MW of capacity from the GenConn assets are established each year by the Connecticut Public Utilities Regulatory Authority. While such regulatory oversight is generally premised on the recovery of prudently incurred costs and a reasonable rate of return on invested capital, the rates that the Company may charge, or the revenue that the Company may earn with respect to this capacity are subject to authorization of the applicable regulatory authorities. There can be no assurance that such regulatory authorities will consider all of the costs to have been prudently incurred or that the regulatory process by which rates or revenues are determined will always result in rates or revenues that achieve full recovery of costs or an adequate return on the Company's capital investments. While the Company's rates and revenues are generally established based on an analysis of costs incurred in a base year, the rates the Company is allowed to charge, and the revenues the Company is authorized to earn, may or may not match the costs at any given time. If the Company's costs are not adequately recovered through these regulatory processes, it could have a material adverse effect on the business, financial condition, results of operations and cash flows.
Supplier and/or customer concentration at certain of the Company's facilities may expose the Company to significant financial credit or performance risks.
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
As described in Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, the Company has limited control over the operation of certain of its assets, because the Company beneficially owns less than a majority of the membership interests in such assets. The Company may seek to acquire additional assets in which it owns less than a majority of the related membership interests in the future. In these investments, the Company will seek to exert a degree of influence with respect to the management and operation of assets in which it owns less than a majority of the membership interests by negotiating to obtain positions on management committees or to receive certain limited governance rights, such as rights to veto significant actions. However, the Company may not always succeed in such negotiations. The Company may be dependent on its co-venturers to operate such assets. The Company's co-venturers may not have the level of experience, technical expertise, human resources management and other attributes necessary to operate these assets optimally. In addition, conflicts of interest may arise in the future between the Company and its stockholders, on the one hand, and the Company's co-venturers, on the other hand, where the Company's co-venturers' business interests are inconsistent with the interests of the Company and its stockholders. Further, disagreements or disputes between the Company and its co-venturers could result in litigation, which could increase expenses and potentially limit the time and effort the Company's officers and directors are able to devote to the business.
The approval of co-venturers may also be required for the Company to receive distributions of funds from assets or to sell, pledge, transfer, assign or otherwise convey its interest in such assets, or for the Company to acquire NRG's interests in such co-ventures as an initial matter. Alternatively, the Company's co-venturers may have rights of first refusal or rights of first offer in the event of a proposed sale or transfer of the Company's interests in such assets. These restrictions may limit the price or interest level for interests in such assets, in the event the Company wants to sell such interests.
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
The Company's electric generation business is subject to extensive U.S. federal, state and local laws and regulations. Compliance with the requirements under these various regulatory regimes may cause the Company to incur significant additional costs, and failure to comply with such requirements could result in the shutdown of the non-complying facility, the imposition of liens, fines, and/or civil or criminal liability. Public utilities under the FPA are required to obtain FERC acceptance of their rate schedules for wholesale sales of electric energy, capacity and ancillary services. Except for generating facilities within the footprint of ERCOT which are regulated by the PUCT, all of the Company’s assets make wholesale sales of electric energy, capacity and ancillary services in interstate commerce and are public utilities for purposes of the FPA, unless otherwise exempt from such status. FERC's orders that grant market-based rate authority to wholesale power marketers reserve the right to revoke or revise that authority if FERC subsequently determines that the seller can exercise market power in transmission or generation, create barriers to entry, or engage in abusive affiliate transactions. In addition, public utilities are subject to FERC reporting requirements that impose administrative burdens and that, if violated, can expose the company to criminal and civil penalties or other risks.
The Company's market-based sales will be subject to certain rules prohibiting manipulative or deceptive conduct, and if any of the Company's generating companies are deemed to have violated those rules, they will be subject to potential disgorgement of profits associated with the violation, penalties, suspension or revocation of market based rate authority. If such generating companies were to lose their market-based rate authority, such companies would be required to obtain FERC's acceptance of a cost-of-service rate schedule and could become subject to the significant accounting, record-keeping, and reporting requirements that are imposed on utilities with cost-based rate schedules. This could have a material adverse effect on the rates the Company is able to charge for power from its facilities.
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
The Company's assets are subject to numerous and significant federal, state and local laws, including statutes, regulations, guidelines, policies, directives and other requirements governing or relating to, among other things: protection of wildlife, including threatened and endangered species; air emissions; discharges into water; water use; the storage, handling, use, transportation and distribution of dangerous goods and hazardous, residual and other regulated materials, such as chemicals; the prevention of releases of hazardous materials into the environment; the prevention, presence and remediation of hazardous materials in soil and groundwater, both on and offsite; land use and zoning matters; and workers' health and safety matters. The Company's facilities could experience incidents, malfunctions and other unplanned events that could result in spills or emissions in excess of permitted levels and result in personal injury, penalties and property damage. As such, the operation of the Company's facilities carries an inherent risk of environmental, health and safety liabilities (including potential civil actions, compliance or remediation orders, fines and other penalties), and may result in the assets being involved from time to time in administrative and judicial proceedings relating to such matters. The Company has implemented environmental, health and safety management programs designed to continually improve environmental, health and safety performance. Environmental laws and regulations have generally become more stringent over time, although this trend could change in the near term under the new U.S. presidential administration. Significant costs may be incurred for capital expenditures under environmental programs to keep the assets compliant with such environmental laws and regulations. If it is not economical to make those expenditures, it may be necessary to retire or mothball facilities or restrict or modify the Company's operations to comply with more stringent standards. These environmental requirements and liabilities could have a material adverse effect on the business, financial condition, results of operations and cash flows.
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
The Company's growth strategy depends in part on government policies that support renewable generation and enhance the economic viability of owning renewable electric generation assets. Renewable generation assets currently benefit from various federal, state and local governmental incentives such as ITCs, cash grants in lieu of ITCs, loan guarantees, RPS, programs, modified accelerated cost-recovery system of depreciation and bonus depreciation. In December 2015, the U.S. Congress enacted an extension of the 30% solar ITC so that projects that began construction in 2016 through 2019 will continue to qualify for the 30% ITC.  Projects beginning construction in 2020 and 2021 will be eligible for the ITC at the rates of 26% and 22%, respectively.  The same legislation also extended the 10-year wind PTC for wind projects that began construction in years 2016 through 2019.  Wind projects that begin construction in the years 2017, 2018 and 2019 are eligible for PTC at 80%, 60% and 40% of the statutory rate per kWh, respectively.
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
The Company depends on key management employees.
The Company believes its current operations and future success depend largely on the continued services of the management employees that it employs, in particular Christopher Sotos, the Company’s President and Chief Executive Officer and Chad Plotkin, the Company’s Senior Vice President and Chief Financial Officer. Although the Company has access to the resources of NRG, the loss of Mr. Sotos’ or Mr. Plotkin’s services, or other key management personnel employed by the Company in the future, could have a material adverse effect on the Company’s financial condition and results of operations.
Risks Related to the Company's Relationship with NRG
NRG is the Company's controlling stockholder and exercises substantial influence over the Company. The Company is highly dependent on NRG.
NRG owns all of the Company's outstanding Class B and Class D common stock. The Company's outstanding Class B and Class D common stock is entitled to one vote per share and 1/100th of a vote per share, respectively. As a result of its ownership of the Class B and Class D common stock, NRG owns 55.1% of the combined voting power of the Company's common stock as of December 31, 2016. NRG has also expressed its intention to maintain a controlling interest in the Company. As a result of this ownership, NRG has a substantial influence on the Company's affairs and its voting power will constitute a large percentage of any quorum of the Company's stockholders voting on any matter requiring the approval of the Company's stockholders. Such matters include the election of directors, the adoption of amendments to the Company's restated certificate of incorporation and third amended and restated bylaws and approval of mergers or sale of all or substantially all of its assets. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company or discouraging others from making tender offers for the Company's shares. In addition, NRG has the right to elect all of the Company's directors. NRG may cause corporate actions to be taken even if their interests conflict with the interests of the Company's other stockholders (including holders of the Company's Class A and Class C common stock).
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

In making these determinations, NRG may be influenced by factors that result in a misalignment with the Company's interests or conflict of interest.
The departure of some or all of NRG's employees could prevent the Company from achieving its objectives.
The Company depends on the diligence, skill and business contacts of NRG's professionals and the information and opportunities they generate during the normal course of their activities. Furthermore, approximately 30% of NRG's employees at the Company's generation plants are covered by collective bargaining agreements as of December 31, 2016. The Company's future success will depend on the continued service of these individuals, who are not obligated to remain employed with NRG, or otherwise successfully renegotiate their collective bargaining agreements when such agreements expire or otherwise terminate. NRG has experienced departures of key professionals and personnel in the past and may do so in the future, and the Company cannot predict the impact that any such departures will have on its ability to achieve its objectives. The Management Services Agreement does not require NRG to maintain the employment of any of its professionals or to cause any particular professional to provide services to the Company or on its behalf. The departure of a significant number of NRG's professionals or a material portion of the NRG employees who work at any of the Company's facilities for any reason, or the failure to appoint qualified or effective successors in the event of such departures, could have a material adverse effect on the Company's ability to achieve its objectives.
The Company's organizational and ownership structure may create significant conflicts of interest that may be resolved in a manner that is not in the best interests of the Company or the best interests of holders of its Class A and Class C common stock and that may have a material adverse effect on the business, financial condition, results of operations and cash flows.
The Company's organizational and ownership structure involves a number of relationships that may give rise to certain conflicts of interest between the Company and holders of its Class A and Class C common stock, on the one hand, and NRG, on the other hand. Pursuant to the Management Services Agreement with NRG, certain of the Company's executive officers are shared NRG executives and devote their time to both the Company and NRG as needed to conduct the respective businesses. Although the Company's directors and executive officers owe fiduciary duties to the Company's stockholders, these shared NRG executives have fiduciary and other duties to NRG, which duties may be inconsistent with the Company's best interests and holders of the Company's Class A and Class C common stock. In addition, NRG and its representatives, agents and affiliates have access to the Company's confidential information. Although some of these persons are subject to confidentiality obligations pursuant to confidentiality agreements or implied duties of confidence, the Management Services Agreement does not contain general confidentiality provisions.

Additionally, all of the Company's executive officers continue to have economic interests in NRG and, accordingly, the benefit to NRG from a transaction between the Company and NRG will proportionately inure to their benefit as holders of economic interests in NRG. NRG is a related person under the applicable securities laws governing related person transactions and may have interests which differ from the Company's interests or those of holders of the Class A and Class C common stock, including with respect to the types of acquisitions made, the timing and amount of dividends by the Company, the reinvestment of returns generated by the Company's operations, the use of leverage when making acquisitions and the appointment of outside advisors and service providers. Any material transaction between the Company and NRG will be subject to the Company's related person transaction policy, which will require prior approval of such transaction by the Company's board committees. Those of the Company's executive officers who have economic interests in NRG may be conflicted when advising the Company's board committees or otherwise participating in the negotiation or approval of such transactions. These executive officers have significant project- and industry-specific expertise that could prove beneficial to the Company's decision-making process and the absence of such strategic guidance could have a material adverse effect on the board committees' ability to evaluate any such transaction. Furthermore, the creation of board committees and the Company's related person transaction approval policy may not insulate the Company from derivative claims with respect to related person transactions and the conflicts of interest described in this risk factor. Regardless of the merits of such claims, the Company may be required to expend significant management time and financial resources in the defense thereof. Additionally, to the extent the Company fails to appropriately deal with any such conflicts, it could negatively impact the Company's reputation and ability to raise additional funds and the willingness of counterparties to do business with the Company, all of which could have a material adverse effect on the business, financial condition, results of operations and cash flows.
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
The Company relies on NRG to provide management services under the Management Services Agreement and has limited executive or senior management personnel independent from NRG. The Management Services Agreement provides that NRG may terminate the agreement upon 180 days prior written notice of termination to the Company if it defaults in the performance or observance of any material term, condition or covenant contained in the agreement in a manner that results in material harm and the default continues unremedied for a period of 30 days after written notice of the breach is given. If NRG terminates the Management Services Agreement or defaults in the performance of its obligations under the agreement, the Company may be unable to contract with a substitute service provider on similar terms or at all, and the costs of substituting service providers may be substantial. In addition, in light of NRG's familiarity with the Company's assets, a substitute service provider may not be able to provide the same level of service due to lack of pre-existing synergies. If the Company cannot locate a service provider that is able to provide substantially similar services as NRG does under the Management Services Agreement on similar terms, it would likely have a material adverse effect on the business, financial condition, results of operation and cash flows.

The liability of NRG is limited under the Company's arrangements with it and the Company has agreed to indemnify NRG against claims that it may face in connection with such arrangements, which may lead NRG to assume greater risks when making decisions relating to the Company than it otherwise might if acting solely for its own account.
Under the Management Services Agreement, NRG does not assume any responsibility other than to provide or arrange for the provision of the services described in the Management Services Agreement in good faith. In addition, under the Management Services Agreement, the liability of NRG and its affiliates is limited to the fullest extent permitted by law to conduct involving bad faith, fraud, willful misconduct or gross negligence or, in the case of a criminal matter, action that was known to have been unlawful. In addition, the Company has agreed to indemnify NRG to the fullest extent permitted by law from and against any claims, liabilities, losses, damages, costs or expenses incurred by an indemnified person or threatened in connection with the Company's operations, investments and activities or in respect of or arising from the Management Services Agreement or the services provided by NRG, except to the extent that the claims, liabilities, losses, damages, costs or expenses are determined to have resulted from the conduct in respect of which such persons have liability as described above. These protections may result in NRG tolerating greater risks when making decisions than otherwise might be the case, including when determining whether to use leverage in connection with acquisitions. The indemnification arrangements to which NRG is a party may also give rise to legal claims for indemnification that are adverse to the Company and holders of its common stock.
Certain of the Company’s PPAs and project-level financing arrangements include provisions that would permit the counterparty to terminate the contract or accelerate maturity in the event NRG ceases to control or own, directly or indirectly, a majority of the voting power of the Company.
Certain of the Company’s PPAs and project-level financing arrangements contain change in control provisions that provide the counterparty with a termination right or the ability to accelerate maturity in the event of a change of control of the Company without the counterparty's consent. These provisions are triggered in the event NRG ceases to own, directly or indirectly, capital stock representing more than 50% of the voting power of the Company’s capital stock outstanding on such date, or, in some cases, if NRG ceases to be the majority owner, directly or indirectly, of the applicable project subsidiary. As a result, if NRG ceases to control, or in some cases, own a majority of the voting power of the Company, the counterparties could terminate such contracts or accelerate the maturity of such financing arrangements. The termination of any of the Company’s PPAs or the acceleration of the maturity of any of the Company’s project-level financing could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The Company is a “controlled company," controlled by NRG, and as a result, is exempt from certain corporate governance requirements that are designed to provide protection to stockholders of companies that are not controlled companies.
              As of December 31, 2016, NRG controls 55.1% of the Company's combined voting power and is able to elect all of the Company's board of directors. As a result, the Company is considered a "controlled company" for the purposes of the NYSE listing requirements. As a "controlled company," the Company is permitted to, and the Company may, opt out of the NYSE listing requirements that would require (i) a majority of the members of the Company's board of directors to be independent, (ii) that the Company establish a compensation committee and a nominating and governance committee, each comprised entirely of independent directors, or (iii) an annual performance evaluation of the nominating and governance and compensation committees. The NYSE listing requirements are intended to ensure that directors who meet the independence standards are free of any conflicting interest that could influence their actions as directors. While the Company has elected to have a Compensation Committee and a Corporate Governance, Conflicts and Nominating Committee consisting entirely of independent directors and to conduct an annual performance evaluation of these committees, the majority of the members of the Company’s board of directors are not considered independent. Therefore, the Company’s stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the applicable NYSE listing requirements. It is also possible that the interests of NRG may in some circumstances conflict with the Company's interests and the interests of the holders of the Company's Class A and Class C common stock.

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
              As a result of all these factors, the Company cannot guarantee that it will have sufficient cash generated from operations to pay a specific level of cash dividends to holders of its common stock. Furthermore, holders of the Company's common stock should be aware that the amount of CAFD depends primarily on operating cash flow, and is not solely a function of profitability, which can be affected by non-cash items.
    The Company may incur other expenses or liabilities during a period that could significantly reduce or eliminate its CAFD and, in turn, impair its ability to pay dividends to holders of the Company's common stock during the period. Because the Company is a holding company, its ability to pay dividends on the Company's common stock restricted and further limited by the ability of the Company's subsidiaries to make distributions to the Company, including restrictions under the terms of the agreements governing the Company's corporate debt and project-level financing. The project-level financing agreements generally prohibit distributions from the project entities prior to COD and thereafter prohibit distributions to the Company unless certain specific conditions are met, including the satisfaction of financial ratios. The Company's revolving credit facility also restricts the Company's ability to declare and pay dividends if an event of default has occurred and is continuing or if the payment of the dividend would result in an event of default.
              NRG Yield LLC's CAFD will likely fluctuate from quarter to quarter, in some cases significantly, due to seasonality. As a result, the Company may cause NRG Yield LLC to reduce the amount of cash it distributes to its members in a particular quarter to establish reserves to fund distributions to its members in future periods for which the cash distributions the Company would otherwise receive from NRG Yield LLC would be insufficient to fund its quarterly dividend. If the Company fails to cause NRG Yield LLC to establish sufficient reserves, the Company may not be able to maintain its quarterly dividend with respect to a quarter adversely affected by seasonality.
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
              The market price of the Company's Class A and Class C common stock may fluctuate significantly in response to a number of factors, most of which the Company cannot predict or control, including general market and economic conditions, disruptions, downgrades, credit events and perceived problems in the credit markets; actual or anticipated variations in its quarterly operating results or dividends; changes in the Company's investments or asset composition; write-downs or perceived credit or liquidity issues affecting the Company's assets; market perception of NRG, the Company's business and the Company's assets; the Company's level of indebtedness and/or adverse market reaction to any indebtedness that the Company may incur in the future; the Company's ability to raise capital on favorable terms or at all; loss of any major funding source; the termination of the Management Services Agreement or additions or departures of the Company's executive officers or NRG's key personnel; changes in market valuations of similar power generation companies; and speculation in the press or investment community regarding the Company or NRG.
              Securities markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Any broad market fluctuations may adversely affect the trading price of the Company's Class A and Class C common stock.
Volatility of market conditions may increase certain of the risks the Company faces.
The capital markets in general are often subject to volatility that is unrelated to the operating performance of particular companies. Market volatility can affect the plans and perspectives of various market participants, including operating entities, consumers and financing providers, and may increase uncertainty and heighten some of the risks the Company faces.  The Company and other companies may have to adjust their plans and priorities in light of such volatility.
                Risks that may increase as a result of market volatility include, but are not limited to, risks related to access to capital and liquidity and risks related to the performance of third parties, including NRG.   The Company has significant relationships with, and in certain areas depends significantly on, NRG.  In particular, NRG provides management and operational services and other support.  The Company’s growth strategy depends on its ability to identify and acquire additional facilities from NRG and unaffiliated third parties.  The Company interacts with or depends on NRG for many third-party acquisition opportunities and for operations and maintenance support on various pending and completed transactions.  As a result, the Company’s financial and operating performance and prospects, including the Company’s ability to grow its dividend per share, may be affected by the performance, prospects, and priorities of NRG, and material adverse developments at NRG or changes in its strategic priorities may materially affect the Company's business, financial condition and results of operations.
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
              Provisions of the Company's restated certificate of incorporation and third amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that holders of the Company's Class A and Class C common stock may consider favorable, including transactions in which such stockholders might otherwise receive a premium for their shares. This is because these provisions may prevent or frustrate attempts by stockholders to replace or remove members of the Company's management. These provisions include:

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
              Section 203 of the DGCL prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person that together with its affiliates owns or within the last three years has owned 15% of voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Additionally, the Company's restated certificate of incorporation prohibits any person and any of its associate or affiliate companies in the aggregate, public utility or holding company from acquiring, other than secondary market transactions, an amount of the Company's Class A or Class C common stock sufficient to result in a transfer of control without the prior written consent of the Company's board of directors. Any such change of control, in addition to prior approval from the Company's board of directors, would require prior authorization from FERC. Similar restrictions may apply to certain purchasers of the Company's securities which are holding companies regardless of whether the Company's securities are purchased in offerings by the Company or NRG, in open market transactions or otherwise. A purchaser of the Company's securities which is a holding company will need to determine whether a given purchase of the Company's securities may require prior FERC approval.
Investors may experience dilution of ownership interest due to the future issuance of additional shares of the Company's Class A or Class C common stock.
              The Company is in a capital intensive business, and may not have sufficient funds to finance the growth of the Company's business, future acquisitions or to support the Company's projected capital expenditures. As a result, the Company may require additional funds from further equity or debt financings, including tax equity financing transactions or sales of preferred shares or convertible debt to complete future acquisitions, expansions and capital expenditures and pay the general and administrative costs of the Company's business. In the future, the Company may issue the Company's previously authorized and unissued securities, resulting in the dilution of the ownership interests of purchasers of the Company's Class A and Class C common stock. Under the Company's restated certificate of incorporation, the Company is authorized to issue 500,000,000 shares of Class A common stock, 500,000,000 shares of Class B common stock, 1,000,000,000 shares of Class C common stock, 1,000,000,000 shares of Class D common stock and 10,000,000 shares of preferred stock with preferences and rights as determined by the Company's board of directors. The potential issuance of additional shares of common stock or preferred stock or convertible debt may create downward pressure on the trading price of the Company's Class A and Class C common stock.
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
Risks Related to Taxation
The Company's future tax liability may be greater than expected if the Company does not generate NOLs sufficient to offset taxable income, if federal, state and local tax authorities challenge certain of the Company’s tax positions and exemptions or if changes in federal, state and local tax laws occur.
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
For U.S. tax purposes, the Company's distributions to its stockholders in 2016 and 2015 are classified for U.S. federal income tax purposes as a nontaxable return of capital and reduction of a U.S. stockholder's tax basis, to the extent of a U.S. stockholder's tax basis in each of the Company's common shares, with any remaining amount being taxed as capital gain.

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
Item 1B — Unresolved Staff Comments
None.

Item 2 — Properties
Listed below are descriptions of the Company's interests in facilities, operations and/or projects owned or leased as of December 31, 2016.

		Capacity
		Rated MW	Net MW(a)	Owner-ship			PPA Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
Conventional
El Segundo	El Segundo, CA	550	550	100%	Natural Gas	August 2013	Southern California Edison	2023
GenConn Devon	Milford, CT	190	95	50%	Natural Gas/Oil	June 2010	Connecticut Light & Power	2040
GenConn Middletown	Middletown, CT	190	95	50%	Natural Gas/Oil	June 2011	Connecticut Light & Power	2041
Marsh Landing	Antioch, CA	720	720	100%	Natural Gas	May 2013	Pacific Gas and Electric	2023
Walnut Creek	City of Industry, CA	485	485	100%	Natural Gas	May 2013	Southern California Edison	2023
Total Conventional		2,135	1,945
Utility Scale Solar
Alpine	Lancaster, CA	66	66	100%	Solar	January 2013	Pacific Gas and Electric	2033
Avenal	Avenal, CA	45	23	50%	Solar	August 2011	Pacific Gas and Electric	2031
Avra Valley	Pima County, AZ	26	26	100%	Solar	December 2012	Tucson Electric Power	2032
Blythe	Blythe, CA	21	21	100%	Solar	December 2009	Southern California Edison	2029
Borrego	Borrego Springs, CA	26	26	100%	Solar	February 2013	San Diego Gas and Electric	2038
CVSR	San Luis Obispo, CA	250	250	100%	Solar	October 2013	Pacific Gas and Electric	2038
Desert Sunlight 250	Desert Center, California	250	63	25%	Solar	December 2013	Southern California Edison	2035
Desert Sunlight 300	Desert Center, California	300	75	25%	Solar	December 2013	Pacific Gas and Electric	2040
Kansas South	Lemoore, CA	20	20	100%	Solar	June 2013	Pacific Gas and Electric	2033
Roadrunner	Santa Teresa, NM	20	20	100%	Solar	August 2011	El Paso Electric	2031
TA High Desert	Lancaster, CA	20	20	100%	Solar	March 2013	Southern California Edison	2033
Total Utility Scale Solar		1,044	610
Distributed Solar
AZ DG Solar Projects	AZ	5	5	100%	Solar	December 2010 - January 2013	Various	2025 - 2033
PFMG DG Solar Projects	CA	9	4	51%	Solar	October 2012 - December 2012	Various	2032
Total Distributed Solar		14	9
Wind
Alta I	Tehachapi, CA	150	150	100%	Wind	December 2010	Southern California Edison	2035
Alta II	Tehachapi, CA	150	150	100%	Wind	December 2010	Southern California Edison	2035
Alta III	Tehachapi, CA	150	150	100%	Wind	February 2011	Southern California Edison	2035
Alta IV	Tehachapi, CA	102	102	100%	Wind	March 2011	Southern California Edison	2035
Alta V	Tehachapi, CA	168	168	100%	Wind	April 2011	Southern California Edison	2035
Alta X (b)	Tehachapi, CA	137	137	100%	Wind	February 2014	Southern California Edison	2038

		Capacity
		Rated MW	Net MW(a)	Owner- ship			PPA Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
Alta XI (b)	Tehachapi, CA	90	90	100%	Wind	February 2014	Southern California Edison	2038
Buffalo Bear	Buffalo, OK	19	19	100%	Wind	December 2008	Western Farmers Electric Co-operative	2033
Crosswinds (b)	Ayrshire, IA	21	16	74.3%	Wind	June 2007	Corn Belt Power Cooperative	2027
Elbow Creek (b)	Howard County, TX	122	92	75%	Wind	December 2008	NRG Power Marketing LLC	2022
Elkhorn Ridge (b)	Bloomfield, NE	54	41	50.3%	Wind	March 2009	Nebraska Public Power District	2029
Forward (b)	Berlin, PA	29	22	75%	Wind	April 2008	Constellation NewEnergy, Inc.	2017
Goat Wind (b)	Sterling City, TX	150	113	74.9%	Wind	April 2008/June 2009	Dow Pipeline Company	2025
Hardin (b)	Jefferson, IA	15	11	74.3%	Wind	May 2007	Interstate Power and Light Company	2027
Laredo Ridge	Petersburg, NE	80	80	100%	Wind	February 2011	Nebraska Public Power District	2031
Lookout (b)	Berlin, PA	38	29	75%	Wind	October 2008	Southern Maryland Electric Cooperative	2030
Odin (b)	Odin, MN	20	15	74.9%	Wind	June 2008	Missouri River Energy Services	2028
Pinnacle	Keyser, WV	55	55	100%	Wind	December 2011	Maryland Department of General Services and University System of Maryland	2031
San Juan Mesa (b)	Elida, NM	90	68	56.3%	Wind	December 2005	Southwestern Public Service Company	2025
Sleeping Bear (b)	Woodward, OK	95	71	75%	Wind	October 2007	Public Service Company of Oklahoma	2032
South Trent	Sweetwater, TX	101	101	100%	Wind	January 2009	AEP Energy Partners	2029
Spanish Fork (b)	Spanish Fork, UT	19	14	75%	Wind	July 2008	PacifiCorp	2028
Spring Canyon II (b)	Logan County, CO	32	29	90.1%	Wind	October 2014	Platte River Power Authority	2039
Spring Canyon III(b)	Logan County, CO	28	25	90.1%	Wind	December 2014	Platte River Power Authority	2039
Taloga	Putnam, OK	130	130	100%	Wind	July 2011	Oklahoma Gas & Electric	2031
Wildorado (b)	Vega, TX	161	121	74.9%	Wind	April 2007	Southwestern Public Service Company	2027
Total Wind		2,206	1,999
Thermal Generation
Dover	Dover, DE	103	103	100%	Natural Gas	June 2013	NRG Power Marketing LLC	2018
Paxton Creek Cogen	Harrisburg, PA	12	12	100%	Natural Gas	November 1986	Power sold into PJM markets
Princeton Hospital	Princeton, NJ	5	5	100%	Natural Gas	January 2012	Excess power sold to local utility
Tucson Convention Center	Tucson, AZ	2	2	100%	Natural Gas	January 2003	Excess power sold to local utility
University of Bridgeport	Bridgeport, CT	1	1	100%	Natural Gas	April 2015	University of Bridgeport	2034
Total Thermal Generation		123	123
Total NRG Yield, Inc. (c)		5,522	4,686

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of December 31, 2016.
(b) Projects are part of tax equity arrangements, as further described in Note 2, Summary of Significant Accounting Policies.
(c) NRG Yield's total generation capacity is net of 6 MWs for noncontrolling interest for Spring Canyon II and III. NRG Yield's generation capacity including this noncontrolling interest was 4,692 MWs.
In addition to the facilities owned or leased in the table above, the Company entered into partnerships to own or purchase solar power generation projects, as well as other ancillary related assets from a related party via intermediate funds.  The Company does not consolidate these partnerships and accounts for them as equity method investments. The Company's net interest in these projects is 131 MW based on cash to be distributed. For further discussions, refer to Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities to the Consolidated Financial Statements.
The following table summarizes the Company's thermal steam and chilled water facilities as of December 31, 2016:

Name and Location of Facility	Thermal Energy Purchaser	% Owned	Rated Megawatt Thermal Equivalent Capacity (MWt)	Net Megawatt Thermal Equivalent Capacity (MWt)	Generating Capacity
NRG Energy Center Minneapolis, MN	Approx. 100 steam and 55 chilled water customers	100	322 136	322 136	Steam: 1,100 MMBtu/hr. Chilled water: 38,700 tons
NRG Energy Center San Francisco, CA	Approx. 180 steam customers	100	133	133	Steam: 454 MMBtu/hr.
NRG Energy Center Omaha, NE	Approx. 60 steam and 65 chilled water customers	100 12(a) 100 0(a)	142 73 77 26	142 9 77 0	Steam: 485 MMBtu/hr Steam: 250 MMBtu/hr Chilled water: 22,000 tons Chilled water: 7,250 tons
NRG Energy Center Harrisburg, PA	Approx. 130 steam and 5 chilled water customers	100	108 13	108 13	Steam: 370 MMBtu/hr. Chilled water: 3,600 tons
NRG Energy Center Phoenix, AZ	Approx. 35 chilled water customers	24(a) 100 12(a) 0(a)	5 104 14 28	1 104 2 0	Steam: 17 MMBtu/hr Chilled water: 29,600 tons Chilled water: 3,920 tons Chilled water: 8,000 tons
NRG Energy Center Pittsburgh, PA	Approx. 25 steam and 25 chilled water customers	100	88 49	88 49	Steam: 302 MMBtu/hr. Chilled water: 13,874 tons
NRG Energy Center San Diego, CA	Approx. 20 chilled water customers	100	31	31	Chilled water: 8,825 tons
NRG Energy Center Dover, DE	Kraft Heinz Company; Proctor and Gamble	100	66	66	Steam: 225 MMBtu/hr.
NRG Energy Center Princeton, NJ	Princeton HealthCare System	100	21 17	21 17	Steam: 72 MMBtu/hr. Chilled water: 4,700 tons
	Total Generating Capacity (MWt)		1,453	1,319

(a) Net MWt capacity excludes 134 MWt available under the right-to-use provisions contained in agreements between two of the Company's thermal facilities and certain of its customers.
Other Properties
Through the Management Services Agreement with NRG, the Company utilizes NRG's leased corporate headquarters offices at 804 Carnegie Center, Princeton, New Jersey.

Item 3 — Legal Proceedings
See Item 15 — Note 16, Commitments and Contingencies, to the Consolidated Financial Statements for discussion of the material legal proceedings to which the Company is a party.
Item 4 — Mine Safety Disclosures
Not applicable.

PART II
Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information, Equity Holders, and Dividends
The Company's Class A common stock and Class C common stock are listed on the New York Stock Exchange and trade under the ticker symbols "NYLD.A" and "NYLD," respectively. The Company's Class B common stock and Class D common stock are not publicly traded.
As of January 31, 2017, there were two holders of record of the Class A common stock, one holder of record of the Class B common stock, two holders of record of the Class C common stock and one holder of record of the Class D common stock.
The following table sets forth, for the period indicated, the high and low sales prices, the closing price of the Company's Class A and Class C common stock as reported by the New York Stock Exchange, as well as dividends per common share paid during those periods. The Company's Class C common stock began trading on the New York Stock Exchange on May 15, 2015. The historical Class A common stock sales prices below are adjusted to give effect to the stock split that occurred in connection with the Recapitalization:

Common Stock Price Class A	Fourth Quarter 2016	Third Quarter 2016	Second Quarter 2016	First Quarter 2016	Fourth Quarter 2015	Third Quarter 2015	Second Quarter 2015	First Quarter 2015 (a)
High	$16.50	$17.78	$15.97	$14.12	$16.11	$22.55	$26.95	$26.65
Low	13.40	14.93	13.01	9.83	10.50	10.44	21.84	22.19
Closing	15.36	16.32	15.22	13.57	13.91	11.15	21.99	24.29
Dividends Per Common Share	$0.25	$0.24	$0.23	$0.225	$0.215	$0.21	$0.20	$0.195
Common Stock Price Class C
High	$17.01	$18.56	$16.78	$14.93	$16.79	$22.63	$28.11	N/A
Low	13.98	15.33	13.78	10.49	11.30	10.79	21.79	N/A
Closing	15.80	16.96	15.59	14.24	14.76	11.61	21.89	N/A
Dividends Per Common Share	$0.25	$0.24	$0.23	$0.225	$0.215	$0.21	$0.20	$0.195

(a) Dividends per common share have been retroactively adjusted to give effect to the stock split that occurred in connection with the Recapitalization.
N/A - Not applicable.
On February 15, 2017, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.26 per share payable on March 15, 2017, to stockholders of record as of March 1, 2017.
The Company's Class A and Class C common stock dividends are subject to available capital, market conditions, and compliance with associated laws and regulations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.

Stock Performance Graph
The performance graph below compares the Company's cumulative total stockholder return on the Company's Class A common stock for the period from July 16, 2013 through May 14, 2015, the date of the Recapitalization, and the Company's Class A common stock and Class C common stock from May 15, 2015 through December 31, 2016, with the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index, or S&P 500, and the Philadelphia Utility Sector Index, or UTY.
The performance graph shown below is being furnished and compares each period assuming that $100 was invested on the initial public offering date in each of the Class A common stock of the Company, the Class C common stock of the Company, the stocks included in the S&P 500 and the stocks included in the UTY, and that all dividends were reinvested.
Comparison of Cumulative Total Return

	July 16, 2013	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
NRG Yield, Inc. Class A common stock	$100.00	$183.04	$222.39	$137.17	$161.81
NRG Yield, Inc. Class C common stock (a)	100.00	183.04	222.39	144.60	164.80
S&P 500	100.00	111.36	126.61	128.36	143.71
UTY	100.00	97.77	126.06	118.18	138.73

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

	Fiscal year ended December 31,
(In millions, except per share data)	2016	2015	2014	2013	2012
Statement of Income Data:
Operating Revenues
Total operating revenues	$1,021	$953	$828	$434	$186
Operating Costs and Expenses
Cost of operations	306	321	277	154	118
Depreciation and amortization	297	297	233	92	39
Impairment losses	183	—	—	—	—
General and administrative	16	12	8	7	7
Acquisition-related transaction and integration costs	1	3	4	—	—
Total operating costs and expenses	803	633	522	253	164
Operating Income	218	320	306	181	22
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	37	26	17	20	19
Other income, net	3	3	6	4	3
Loss on debt extinguishment	—	(9)	(1)	—	—
Interest expense	(274)	(263)	(216)	(72)	(29)
Total other expense, net	(234)	(243)	(194)	(48)	(7)
(Loss) Income Before Income Taxes	(16)	77	112	133	15
Income tax (benefit) expense	(1)	12	4	8	10
Net (Loss) Income	(15)	65	108	125	$5
Less: Pre-acquisition net income (loss) of Drop Down Assets	10	(10)	44	16
Net Income Excluding Pre-acquisition Net (Loss) Income of Drop Down Assets	(25)	75	64	109
Less: Predecessor income prior to initial public offering on July 22, 2013	—	—	—	54
Less: Net (loss) income attributable to noncontrolling interests	(82)	42	48	42
Net Income Attributable to NRG Yield, Inc.	$57	$33	$16	$13
Earnings Per Share Attributable to NRG Yield, Inc. Class A and Class C Common Stockholders
Earnings per Weighted Average Class A and Class C Common Share - Basic and Diluted	$0.58	$0.40	$0.30	$0.29	N/A
Dividends per Class A common share (a)	$0.945	$1.015	$1.42	$0.23	N/A
Dividends per Class C common share (a)	$0.945	$0.625	N/A	N/A	N/A
Other Financial Data:
Capital expenditures	$20	$29	$60	$782	$1,398
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$560	$405	$362	$168	$57
Investing activities	(161)	(1,108)	(739)	(965)	(1,421)
Financing activities	(193)	385	747	834	1,362
Balance Sheet Data (at period end):
Cash and cash equivalents	$317	$111	$429	$59	$22
Property, plant and equipment, net	5,460	5,878	6,009	3,388	3,392
Total assets	8,383	8,689	8,794	4,717	3,790
Long-term debt, including current maturities	5,708	5,593	5,731	2,849	1,880
Total liabilities	6,013	5,951	6,062	3,129	2,449
Total stockholders' equity	$2,370	$2,738	$2,732	$1,588	$1,341

(a) The Company began paying dividends on Class A common stock after the initial public offering on July 22, 2013. The Company began paying dividends on Class C common stock after the Recapitalization on May 14, 2015.

Item 7 — Management's Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company's historical financial condition and results of operations, which were recast to include the effect of the Drop Down Assets acquired on June 30, 2014, January 2, 2015, November 3, 2015, and September 1, 2016. As further discussed in Item 15 — Note 1, Nature of Business, to the Consolidated Financial Statements, the purchases of these assets were accounted for in accordance with ASC 805-50, Business Combinations - Related Issues, whereas the assets and liabilities transferred to the Company relate to interests under common control by NRG and, accordingly, were recorded at historical cost. The difference between the cash proceeds and historical value of the net assets was recorded as a distribution to/from NRG and offset to the noncontrolling interest. In accordance with GAAP guidance, the Company prepared its consolidated financial statements to reflect the transfers as if they had taken place from the beginning of the financial statements period, or from the date the entities were under common control (if later than the beginning of the financial statements period). The financial statements reflect the transfers as if they had taken place on January 1, 2014 for Kansas South, TA High Desert, and CVSR Drop Down; April 1, 2014 for the January 2015 Drop Down Assets and the majority of the November 2015 Drop Down Assets, which represents the date these entities were acquired by NRG. The Company reduces net income attributable to its Class A and Class C common stockholders by the pre-acquisition net income for the Drop Down Assets, as it was not available to the stockholders.
As you read this discussion and analysis, refer to the Company's Consolidated Statements of Operations to this Form 10-K, which present the results of operations for the years ended December 31, 2016, 2015, and 2014. Also refer to Item 1 — Business and Item 1A — Risk Factors, which include detailed discussions of various items impacting the Company's business, results of operations and financial condition.
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
The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the U.S. The Company’s contracted generation portfolio collectively represents 4,563 net MW. Each of these assets sells substantially all of its output pursuant to long-term offtake agreements with creditworthy counterparties. The average remaining contract duration of these offtake agreements was approximately 16 years as of December 31, 2016, based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,319 net MWt and electric generation capacity of 123 net MW. These thermal infrastructure assets provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
Significant Events During the Year Ended December 31, 2016

•
During the fourth quarter of 2016, the Company recorded asset impairment losses of $117 million, $60 million, and $6 million for Elbow Creek, Goat Wind and Forward, respectively. For further discussion, refer to Management’s discussion of the results of operations for the years ended December 31, 2016 and 2015 and Critical Accounting Policies in this Item 7 below, as well as Item 15 — Note 9, Asset Impairments, to the Consolidated Financial Statements.

•
On October 31, 2016, NRG Energy Center Minneapolis LLC, a subsidiary of the Company, received proceeds of $125 million from the issuance of 3.55% Series D notes due October 31, 2031, or the Series D Notes, and entered into a shelf facility for the anticipated issuance of an additional $70 million of notes at a 4.80% fixed rate. In the first quarter of 2017, NRG Energy Center Minneapolis LLC expects to amend its existing note purchase and private shelf agreement to permit the issuance of $10 million of notes, which if issued, will be utilized in addition to the existing, authorized $70 million of notes to make payments with respect to the EPC agreement discussed below.

•
Additionally, on October 31, 2016, NRG Business Services LLC, a subsidiary of NRG, and NECP, a wholly owned subsidiary of the Company, entered into an EPC agreement for the construction of a 73 MWt district energy system for NECP to provide 150 kpph of steam, 6,750 tons of chilled water and 7.5 MW of emergency backup power service to UPMC Mercy. The initial term of the energy services agreement with UPMC Mercy will be for a period of twenty years from the service commencement date.  Pursuant to the terms of the EPC agreement, NECP agreed to pay NRG Business Services LLC $79 million, subject to adjustment based upon certain conditions in the EPC agreement, upon substantial completion of the project. The project is expected to reach COD in the first quarter of 2018. On January 5, 2017, the parties amended the EPC Agreement, based on a customer change order, to increase the capacity of the district energy system from 73 MWt to 80 MWt, which also increased the payment from $79 million to $87 million.

•
On September 1, 2016, as discussed in Item 15 — Note 3, Business Acquisitions, to the Consolidated Financial Statements, the Company acquired the remaining 51.05% interest of CVSR Holdco LLC from NRG for total cash consideration of $78.5 million. The acquisition was funded with cash on hand. The Company also assumed additional debt of $496 million, which represents 51.05% of the CVSR project level debt and 51.05% of the notes issued under the CVSR Holdco Financing Agreement. In connection with the retrospective adjustment of prior periods, the Company now consolidates CVSR and 100% of its debt, consisting of $771 million of project level debt and $200 million of notes issued under the CVSR Holdco Financing Agreement as of September 1, 2016.

•
On August 18, 2016, NRG Yield Operating LLC issued $350 million of senior unsecured notes, or the 2026 Senior Notes. The 2026 Senior Notes bear interest at 5.00% and mature on September 15, 2026. A portion of the proceeds of the 2026 Senior Notes were used to repay the Company's revolving credit facility. For further discussion, refer to Item 15 — Note 10, Long-term Debt, to the Consolidated Financial Statements.

•
On August 9, 2016, NRG Yield, Inc. established a $150,000,000 at-the-market equity offering program, or ATM Program, as described in Sources of Liquidity in this Item 7 below. As of December 31, 2016, no shares were issued under the ATM Program.

•
On July 15, 2016, CVSR Holdco, issued $200 million of senior secured notes that bear interest at 4.68% and mature on March 31, 2037.  The proceeds were utilized, along with $28 million of cash on hand, to reduce borrowings under the

Company’s revolving credit facility. For further discussion, refer to Item 15 — Note 10, Long-term Debt, to the Consolidated Financial Statements.
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
Capital Market Conditions
The capital markets in general are often subject to volatility that is unrelated to the operating performance of particular companies. The Company’s growth strategy depends on its ability to identify and acquire additional conventional and renewable facilities from NRG and unaffiliated third parties, which will require access to debt and equity financing to complete such acquisitions or replenish capital for future acquisitions. Any broad market fluctuations may affect the Company’s ability to access such capital through debt or equity financings. The Company believes that improved capital market conditions may allow it to access capital in 2017.
Operational Matters
Walnut Creek Forced Outage
In July and August 2016, Walnut Creek experienced two unrelated outages causing damage to a circuit breaker and a compressor resulting in forced outages on Units 2 and 4, respectively.  The Company has undertaken a root cause analysis and is reviewing what is covered by insurance.  Unit 2 returned to service on August 10, 2016 and Unit 4 returned to service on September 15, 2016.
El Segundo Forced Outage
In January 2017, the El Segundo Energy Center began a forced outage on Units 5 and 6 due to increasing vibrations on successive operations at Unit 5. In consultation with the Company’s operations and maintenance service provider, a subsidiary of NRG Energy Inc., the Company elected to replace the rotor on Unit 5. Both Unit 5 and 6 returned to service on February 24, 2017. The Company is reviewing the warranty coverage with the original equipment manufacturer as well as available insurance coverage.

Consolidated Results of Operations
2016 compared to 2015
The following table provides selected financial information:

	Year ended December 31,
(In millions)	2016	2015	Change
Operating Revenues
Energy and capacity revenues	$1,089	$1,009	$80
Contract amortization	(68)	(54)	(14)
Mark-to-market economic hedging activities	—	(2)	2
Total operating revenues	1,021	953	68
Operating Costs and Expenses
Cost of fuels	61	71	(10)
Emissions credit amortization	6	—	6
Operations and maintenance	174	178	(4)
Other costs of operations	65	72	(7)
Depreciation and amortization	297	297	—
Impairment losses	183	—	183
General and administrative	16	12	4
Acquisition-related transaction and integration costs	1	3	(2)
Total operating costs and expenses	803	633	170
Operating Income	218	320	(102)
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	37	26	11
Other income, net	3	3	—
Loss on debt extinguishment	—	(9)	9
Interest expense	(274)	(263)	(11)
Total other expense, net	(234)	(243)	9
(Loss) Income Before Income Taxes	(16)	77	(93)
Income tax (benefit) expense	(1)	12	(13)
Net (Loss) Income	(15)	65	(80)
Less: Pre-acquisition net income (loss) of Drop Down Assets	10	(10)	20
Net (Loss) Income Excluding Pre-acquisition Net Income of Drop Down Assets	(25)	75	(100)
Less: Net (loss) income attributable to noncontrolling interests	(82)	42	(124)
Net Income Attributable to NRG Yield, Inc.	$57	$33	$24

	Year ended December 31,
Business metrics:	2016	2015
Renewables MWh generated/sold (in thousands) (a)	7,236	6,412
Conventional MWh generated (in thousands) (a)(b)	1,697	2,487
Thermal MWt sold (in thousands)	1,966	1,946
Thermal MWh sold (in thousands) (c)	71	297

(a) Volumes do not include the MWh generated/sold by the Company's equity method investments.
(b) Volumes generated are not sold as the Conventional facilities sell capacity rather than energy.
(c) MWh sold do not include 204 MWh generated by NRG Dover, a subsidiary of the Company, under the PPA with NRG Power Marketing during the year ended December 31, 2016, as further described in Item 15 — Note 15, Related Party Transactions, to the Consolidated Financial Statements.

Management’s discussion of the results of operations for the years ended December 31, 2016 and 2015
Gross Margin
The Company calculates gross margin in order to evaluate operating performance as operating revenues less cost of sales, which includes cost of fuel, contract and emission credit amortization and mark-to-market for economic hedging activities.
Economic Gross Margin
In addition to gross margin, the Company evaluates its operating performance using the measure of economic gross margin, which is not a GAAP measure and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.  Economic gross margin should be viewed as a supplement to and not a substitute for the Company' presentation of gross margin, which is the most directly comparable GAAP measure.  Economic gross margin is not intended to represent gross margin. The Company believes that economic gross margin is useful to investors as it is a key operational measure reviewed by the Company's chief operating decision maker. Economic gross margin is defined as energy and capacity revenue less cost of fuels. Economic gross margin excludes the following components from GAAP gross margin: contract amortization, mark-to-market results, emissions credit amortization and (losses) gains on economic hedging activities. Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled.
The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin for the years ended December 31, 2016 and 2015:

	Conventional	Renewables	Thermal	Total
(In millions)
Year ended December 31, 2016
Energy and capacity revenues	$338	$579	$172	$1,089
Cost of fuels	(1)	—	(60)	(61)
Contract amortization	(5)	(61)	(2)	(68)
Emissions credit amortization	(6)	—	—	(6)
Gross margin	326	518	110	954
Contract amortization	5	61	2	68
Emissions credit amortization	6	—	—	6
Economic gross margin	$337	$579	$112	$1,028

Year ended December 31, 2015
Energy and capacity revenues	$341	$492	$176	$1,009
Cost of fuels	(1)	(1)	(69)	(71)
Contract amortization	(5)	(47)	(2)	(54)
Mark-to-market for economic hedging activities	—	(2)	—	(2)
Gross margin	335	442	105	882
Contract amortization	5	47	2	54
Mark-to-market for economic hedging activities	—	2	—	2
Economic gross margin	$340	$491	$107	$938

Gross margin increased by $72 million and economic gross margin increased by $90 million during the year ended December 31, 2016, compared to the same period in 2015, primarily due to:

(In millions)
Renewables:
26% increase in volume generated at the Alta wind projects, as well as a 7% increase in generation at other Wind projects. Additionally, there was an increase of $4 million in economic gross margin due to the acquisition of Spring Canyon in May 2015	$61
Increase in average price per MWh due to higher pricing in the Alta X and XI PPAs which were effective in January 2016, compared with merchant prices in 2015	27
Thermal:
Higher sales volume in 2016 as a result of milder weather in 2015, as well as the completion of a project for a new customer in the second half of the year	5
Conventional:
Lower revenues at Walnut Creek as a result of forced outages in 2016, partially offset by higher revenues at El Segundo in 2016 as a result of forced outages in 2015	(3)
Increase in economic gross margin	$90
Higher contract amortization primarily for the Alta X and XI PPAs, which began in January 2016	(14)
Emissions credit amortization of NOx allowances at Walnut Creek and El Segundo in compliance with amendments to the Regional Clean Air Incentives Market program	(6)
Unrealized losses on forward contracts prior to the start of the PPA for Elbow Creek which began October 2015	2
Increase in gross margin	$72
Operations and Maintenance Expense

	Conventional	Renewables	Thermal	Total
(In millions)
Year ended December 31, 2016	$32	$94	$48	$174
Year ended December 31, 2015	30	97	51	178
Operations and maintenance expense decreased by $4 million during the year ended December 31, 2016, compared to the same period in 2015, due to:

(In millions)
Increase in Conventional segment primarily due to Walnut Creek forced outages in 2016, compared to the forced outages at El Segundo in 2015	$2
Decrease in Renewables segment primarily due to insurance proceeds received at Wildorado in 2016 in connection with a 2014 wind outage claim	(3)
Decrease in Thermal segment primarily due to acceleration of maintenance work on thermal facilities into 2015	(3)
$(4)
Other Costs of Operations
Other costs of operations decreased by $7 million during the year ended December 31, 2016, compared to the same period in 2015, primarily due to lower assessments for property taxes at Alta X and XI and NRG Wind TE Holdco.
General and Administrative Expenses
General and administrative expenses increased by $4 million for the year ended December 31, 2016 compared to the same period in 2015, primarily due to new executive compensation in 2016, and an increase in base management fee for the Management Services Agreement with NRG in connection with the acquisition of the Drop Down Assets.

Impairment Losses
For the year ended December 31, 2016, the Company recorded impairment losses of $183 million, due to the impairments of property, plant and equipment for Elbow Creek, Goat Wind, and Forward, as further described in Item 15 — Note 9, Asset Impairments, to the Consolidated Financial Statements, as well as in Critical Accounting Policies and Estimates in this Item 7 below. Because the projects were acquired from NRG and related to interests under common control by NRG, the property, plant and equipment for these assets was recorded at historical cost of $298 million rather than estimated fair value of $132 million at the acquisition date. The three projects were acquired as part of the November 2015 Drop Down Assets.  As discussed in Item 15 — Note 3, Business Acquisitions, the historical cost for November 2015 Drop Down Assets was $369 million for the net assets, which was higher than the fair value paid of $207 million.  The difference between the historical cost of net assets and the fair value paid for the November 2015 Drop Down Assets was recorded to noncontrolling interest on the Company’s consolidated balance sheet.
Loss on Debt Extinguishment
A loss on debt extinguishment of $9 million was recorded for the year ended December 31, 2015, driven by the refinancing of the El Segundo credit facility and the termination of the interest rate swaps for Alta Wind X and XI in connection with the sale of an economic interest in Alta TE Holdco to a financial institution, as further described in Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Consolidated Financial Statements.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $11 million during the year ended December 31, 2016, compared to the same period in 2015, primarily due to an increase in equity earnings from Desert Sunlight, which was acquired in June 2015, DGPV Holdco 1 and RPV Holdco, partially offset by losses from Elkhorn Ridge.
Interest Expense
Interest expense increased by $11 million during the year ended December 31, 2016 compared to the same period in 2015 due to:

(In millions)
Amortization of the fair value of interest rate swaps primarily acquired with the January 2015 Drop Down Assets and November 2015 Drop Down Assets	$10
Issuance of the 2020 Convertible Notes in the second quarter of 2015 and amortization of the related discount and debt issuance costs	8
Issuance of 2026 Senior Notes in August 2016	7
Issuance of 2037 CVSR Holdco Notes in July 2016	4
Higher revolving credit facility borrowings in 2016	2
Repricing of project-level financing arrangements and lower principal balances	(20)
$11
Income Tax Expense
For the year ended December 31, 2016, the Company recorded an income tax benefit of $1 million on a pretax loss of $16 million. For the same period in 2015, the Company recorded income tax expense of $12 million on pretax income of $77 million. For the years ended December 31, 2016 and 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from NRG's interest in NRG Yield LLC and PTCs and ITCs generated from certain wind and solar assets, respectively.
Income Attributable to Noncontrolling Interests
For the year ended December 31, 2016, the Company had income of $29 million attributable to NRG's interest in the Company and a loss of $111 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method, which was primarily related to the impairment losses described above.
For the year ended December 31, 2015, the Company had income of $56 million attributable to NRG's interest in the Company and a loss of $14 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method.

Consolidated Results of Operations
2015 compared to 2014
The following table provides selected financial information:

	Year ended December 31,
(In millions)	2015	2014	Change
Operating Revenues
Energy and capacity revenues	$1,009	$855	$154
Contract amortization	(54)	(29)	(25)
Mark-to-market economic hedging activities	(2)	2	(4)
Total operating revenues	953	828	125
Operating Costs and Expenses
Cost of fuels	71	89	(18)
Operations and maintenance	178	140	38
Other costs of operations	72	48	24
Depreciation and amortization	297	233	64
General and administrative — affiliate	12	8	4
Acquisition-related transaction and integration costs	3	4	(1)
Total operating costs and expenses	633	522	111
Operating Income	320	306	14
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	26	17	9
Other income, net	3	6	(3)
Loss on debt extinguishment	(9)	(1)	(8)
Interest expense	(263)	(216)	(47)
Total other expense, net	(243)	(194)	(49)
Income Before Income Taxes	77	112	(35)
Income tax expense	12	4	8
Net Income	65	108	(43)
Less: Pre-acquisition net (loss) income of Drop Down Assets	(10)	44	(54)
Net Income Excluding Pre-acquisition Net (Loss) Income of Drop Down Assets	75	64	11
Less: Net income attributable to noncontrolling interests	42	48	(6)
Net Income Attributable to NRG Yield, Inc.	$33	$16	$17

	Year ended December 31,
Business metrics:	2015	2014
Renewables MWh generated/sold (in thousands) (a)	6,412	4,659
Conventional MWh generated (in thousands) (a)(b)	2,487	2,130
Thermal MWt sold (in thousands)	1,946	2,060
Thermal MWh sold (in thousands)	297	205

(a) Volumes do not include the MWh generated/sold by the Company's equity method investments.
(b) Volumes generated are not sold as the Conventional facilities sell capacity rather than energy.

Management’s discussion of the results of operations for the years ended December 31, 2015 and 2014
As described in Item 15 — Note 3, Business Acquisitions, to the Consolidated Financial Statements, the Company completed the following acquisitions from NRG during the year ended December 31, 2015:

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

The January 2015 Drop Down Assets and the November 2015 Drop Down Assets (other than Elbow Creek) were originally acquired by NRG from EME on April 1, 2014, and are collectively referred to as "EME Assets" throughout this discussion. The Company prepared its consolidated financial statements for the periods ending December 31, 2015 and 2014 to reflect the acquisitions as if they had taken place from the date the entities were under common control, which was April 1, 2014 for the EME Assets. Accordingly, the results presented herein reflect the Company's ownership of the EME Assets for the full year ended December 31, 2015, compared to the nine months from April 1, 2014, through December 31, 2014.
Gross Margin
The Company calculates gross margin in order to evaluate operating performance as operating revenues less cost of sales, which includes cost of fuel, contract and emission credit amortization and mark-to-market for economic hedging activities.
Economic Gross Margin
In addition to gross margin, the Company evaluates its operating performance using the measure of economic gross margin, which is not a GAAP measure and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.  Economic gross margin should be viewed as a supplement to and not a substitute for the Company' presentation of gross margin, which is the most directly comparable GAAP measure.  Economic gross margin is not intended to represent gross margin. The Company believes that economic gross margin is useful to investors as it is a key operational measure reviewed by the Company's chief operating decision maker. Economic gross margin is defined as energy and capacity revenue less cost of fuels. Economic gross margin excludes the following components from GAAP gross margin: contract amortization, mark-to-market results, emissions credit amortization and (losses) gains on economic hedging activities. Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled.

The following tables present the composition of gross margin, as well as the reconciliation to economic gross margin for the years ended December 31, 2015 and 2014:

	Conventional	Renewables	Thermal	Total
(In millions)
Year ended December 31, 2015
Energy and capacity revenues	$341	$492	$176	$1,009
Cost of fuels	(1)	(1)	(69)	(71)
Contract amortization	(5)	(47)	(2)	(54)
Mark-to-market for economic hedging activities	—	(2)	—	(2)
Gross margin	$335	$442	$105	$882
Contract amortization	5	47	2	54
Mark-to-market for economic hedging activities	—	2	—	2
Economic gross margin	$340	$491	$107	$938

Year ended December 31, 2014
Energy and capacity revenues	$321	$337	$197	$855
Cost of fuels	(2)	(1)	(86)	(89)
Contract amortization	(4)	(23)	(2)	(29)
Mark-to-market for economic hedging activities	—	2	—	2
Gross margin	$315	$315	$109	$739
Contract amortization	4	23	2	29
Mark-to-market for economic hedging activities	—	(2)	—	(2)
Economic gross margin	$319	$336	$111	$766
Gross margin increased by $143 million and economic gross margin increased by $172 million during the year ended December 31, 2015, compared to the same period in 2014, driven by:

Renewables:	(In millions)
Acquisitions of the Alta Wind Portfolio in August 2014 and Spring Canyon in May 2015	$126
Acquisition of EME Assets (Wind)	31
Other	(2)
Conventional:
Acquisition of EME Assets (Walnut Creek)	25
Forced outage at El Segundo in the first half of 2015	(4)
Thermal:
Milder weather conditions in 2015 compared to 2014	(4)
Increase in economic gross margin	$172
Higher contract amortization primarily due to the amortization of the PPAs acquired in the acquisition of the Alta Wind Portfolio in August 2014	(25)
Unrealized losses in 2015 and unrealized gains in 2014 on forward contracts with an NRG subsidiary hedging the forecasted sale of power from Elbow Creek, prior to the start of the PPA	(4)
Increase in gross margin	$143
Operations and Maintenance Expense

	Conventional	Renewables	Thermal	Total
(In millions)
Year ended December 31, 2015	$30	$97	$51	$178
Year ended December 31, 2014	30	63	47	140

Operations and maintenance expense increased by $38 million during the year ended December 31, 2015, compared to the same period in 2014, driven by:

(In millions)
Acquisition of the Alta Wind Portfolio in August 2014 and Spring Canyon in May 2015	$21
Acquisition of EME Assets, primarily in the Renewables segment	16
Other	1
$38
Other Costs of Operations
Other costs of operations increased by $24 million during the year ended December 31, 2015, compared to the same period in 2014, primarily due to an increase in property taxes resulting from the acquisitions of the Alta Wind Portfolio in August 2014, and the EME Assets in April 2014.
Depreciation and Amortization
Depreciation and amortization increased by $64 million during the year ended December 31, 2015, compared to the same period in 2014, primarily due to the acquisitions of the Alta Wind Portfolio in August 2014 and the EME Assets in April 2014.

Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $9 million during the year ended December 31, 2015, compared to the same period in 2014, primarily due to the acquisition of Desert Sunlight in June 2015 as well as the Elkhorn Ridge and San Juan Mesa projects, acquired as part of the EME Assets.
Interest Expense
Interest expense increased by $47 million during the year ended December 31, 2015, compared to the same period in 2014, due to:

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
$47
Income Tax Expense
For the year ended December 31, 2015, the Company recorded income tax expense of $12 million on pretax income of $77 million. For the same period in 2014, the Company recorded income tax expense of $4 million on pretax income of $112 million. For the years ended December 31, 2015 and 2014, the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from NRG's interest in NRG Yield LLC and PTCs and ITCs generated from certain wind and solar assets, respectively.
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

Liquidity and Capital Resources
The Company's principal liquidity requirements are to meet its financial commitments, finance current operations, fund capital expenditures, including acquisitions from time to time, service debt and pay dividends. As a normal part of the Company's business, depending on market conditions, the Company will from time to time consider opportunities to repay, redeem, repurchase or refinance its indebtedness. Changes in the Company's operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause the Company to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.
Liquidity Position
As of December 31, 2016 and 2015, the Company's liquidity was approximately $916 million and $375 million, respectively, comprised of cash, restricted cash, and availability under the Company's revolving credit facility. The Company's liquidity includes $164 million and $131 million of restricted cash balances as of December 31, 2016 and 2015, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company's projects that are restricted in their use. The Company's various financing arrangements are described in Item 15 — Note 10, Long-term Debt, to the Consolidated Financial Statements. As of December 31, 2016, there were no outstanding borrowings and the Company had $60 million of letters of credit outstanding under the revolving credit facility.
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
The following table summarizes the credit ratings for the Company and its Senior Notes as of December 31, 2016. The ratings outlook is stable.

	S&P	Moody's
NRG Yield, Inc.	BB	Ba2
5.375% Senior Notes, due 2024	BB	Ba2
5.000% Senior Notes, due 2026	BB	Ba2
Sources of Liquidity
The Company's principal sources of liquidity include cash on hand, cash generated from operations, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. As described in Item 15 — Note 10, Long-term Debt, to the Consolidated Financial Statements, and above in Significant Events During the Year Ended December 31, 2016, the Company's financing arrangements consist of the revolving credit facility, the 2019 Convertible Notes, the 2020 Convertible Notes, the 2024 Senior Notes, the 2026 Senior Notes, the ATM Program and project-level financings for its various assets.
At-the-Market Equity Offering Program
On August 9, 2016, NRG Yield, Inc. entered into an equity distribution agreement, or EDA, with Barclays Capital Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as sales agents. Pursuant to the terms of the EDA, NRG Yield, Inc. may offer and sell shares of its Class C common stock par value $0.01 per share, from time to time through the sales agents, as NRG Yield, Inc.’s sales agents for the offer and sale of the shares, up to an aggregate sales price of $150,000,000 through an at-the-market equity offering program, or ATM Program. NRG Yield, Inc. may also sell shares of its Class C common stock to any of the sales agents, as principals for its own account, at a price agreed upon at the time of sale. As of December 31, 2016, no shares were issued under the ATM Program.

Thermal Financing
On October 31, 2016, NRG Energy Center Minneapolis LLC, a subsidiary of the Company, received proceeds of $125 million from the issuance of 3.55% Series D notes due October 31, 2031, or the Series D Notes, and entered into a shelf facility for the anticipated issuance of an additional $70 million of notes. In the first quarter of 2017, NRG Energy Center Minneapolis LLC anticipates amending the shelf facility to allow for the issuance of an additional $10 million of notes, increasing the total principal amount of notes available for issuance under the shelf facility to $80 million. The Series D Notes are, and the additional notes, if issued, will be secured by substantially all of the assets of NRG Energy Center Minneapolis LLC. NRG Thermal LLC has guaranteed the indebtedness and its guarantee is secured by a pledge of the equity interests in all of NRG Thermal LLC’s subsidiaries. NRG Energy Center Minneapolis LLC distributed the proceeds of the Series D Notes to NRG Thermal LLC, who in turn distributed the proceeds to Yield Operating LLC to be utilized for general corporate purposes, including potential acquisitions.
Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Item 15 — Note 10, Long-term Debt, to the Consolidated Financial Statements; (ii) capital expenditures; (iii) acquisitions and investments; and (iv) cash dividends to investors.

Debt Service Obligations
Principal payments on debt as of December 31, 2016 are due in the following periods:

Description	2017	2018	2019	2020	2021	There-after	Total
	(In millions)
NRG Yield, Inc. Convertible Notes, due 2019	$—	$—	$345	$—	$—	$—	$345
NRG Yield, Inc. Convertible Notes, due 2020	—	—	—	288	—	—	288
NRG Yield Operating LLC Senior Notes, due 2024	—	—	—	—	—	500	500
NRG Yield Operating LLC Senior Notes, due 2026	—	—	—	—	—	350	350
Total Corporate-level debt	—	—	345	288	—	850	1,483
Project-level debt:
Alta Wind I, lease financing arrangement, due 2034	11	11	12	12	12	184	242
Alta Wind II, lease financing arrangement, due 2034	8	8	8	9	9	149	191
Alta Wind III, lease financing arrangement, due 2034	8	8	8	9	9	156	198
Alta Wind IV, lease financing arrangement, due 2034	5	5	5	6	6	101	128
Alta Wind V, lease financing arrangement, due 2035	8	8	8	9	9	164	206
Alta Realty Investments, due 2031	1	2	2	1	2	23	31
Alta Wind Asset Management, due 2031	1	1	1	1	1	13	18
Alpine, due 2022	9	8	8	8	8	104	145
Avra Valley, due 2031	3	3	3	4	3	41	57
Blythe, due 2028	2	1	2	1	1	12	19
Borrego, due 2025 and 2038	3	3	3	3	3	54	69
CVSR, due 2037	25	26	24	21	23	652	771
CVSR Holdco Notes, due 2037	5	6	6	6	7	169	199
El Segundo Energy Center, due 2023	43	48	49	53	57	193	443
Energy Center Minneapolis, due 2017 and 2025	13	7	11	11	11	43	96
Energy Center Minneapolis Series D Notes, due 2031	—	—	—	—	—	125	125
Kansas South, due 2031	2	2	2	2	2	20	30
Laredo Ridge, due 2028	5	5	5	6	6	73	100
Marsh Landing, due 2017 and 2023	52	55	57	60	62	84	370
PFMG and related subsidiaries financing agreement, due 2030	1	1	2	1	1	21	27
Roadrunner, due 2031	3	3	3	2	3	23	37
South Trent Wind, due 2020	4	4	4	45	—	—	57
TA High Desert, due 2020 and 2032	3	3	3	3	3	34	49
Tapestry, due 2021	10	11	11	11	129	—	172
Viento, due 2023	13	16	18	16	16	99	178
Walnut Creek, due 2023	43	45	47	49	52	74	310
WCEP Holdings, due 2023	1	2	4	4	4	31	46
Total project-level debt	282	292	306	353	439	2,642	4,314
Total debt	$282	$292	$651	$641	$439	$3,492	$5,797

Capital Expenditures
The Company's capital spending program is mainly focused on maintenance capital expenditures, consisting of costs to maintain the assets currently operating, such as costs to replace or refurbish assets during routine maintenance, and growth capital expenditures consisting of costs to construct new assets, costs to complete the construction of assets where construction is in process, and capital expenditures related to acquiring additional thermal customers. The Company develops annual capital spending plans based on projected requirements for maintenance and growth capital. For the years ended December 31, 2016, 2015, and 2014, the Company used approximately $20 million, $29 million, and $60 million, respectively, to fund capital expenditures, including maintenance capital expenditures of $16 million, $20 million, and $8 million, respectively. Growth capital expenditures in 2016 were in primarily in the Thermal segment and relate to servicing new customers in district energy centers. Growth capital expenditures in 2015 and 2014 primarily related to the construction of the Company’s solar generating assets, Marsh Landing and El Segundo.
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
On February 24, 2017, as discussed in Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, the Company and NRG entered into a definitive agreement regarding the acquisition of the following facilities: (i) a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm and (ii) NRG's 50% interests in seven utility-scale solar farms located in Utah, which are part of a tax equity structure with Dominion Solar Projects III, Inc., or Dominion, from which NRG currently receives 50% of cash to be distributed. The Company expects to pay total cash consideration of $130 million and assume non-recourse project debt. The purchase price for the acquisition, which is subject to working capital adjustments to be calculated at close, is expected to be funded with cash on hand. The Company expects to record its interests in the acquired projects as equity method investments.
On September 1, 2016, as discussed in Item 15 — Note 3, Business Acquisitions, to the Consolidated Financial Statements, the Company acquired the remaining 51.05% interest of CVSR Holdco LLC from NRG for total cash consideration of $78.5 million. The acquisition was funded with cash on hand. The Company also assumed additional debt of $496 million, which represents 51.05% of the CVSR project level debt and 51.05% of the notes issued under the CVSR Holdco Financing Agreement. In connection with the retrospective adjustment of prior periods, the Company now consolidates CVSR and 100% of debt, or $771 million of CVSR project level debt and $200 million of notes issued under the CVSR Holdco Financing Agreement as of September 1, 2016.
During the year ended December 31, 2016, the Company invested $80 million in distributed and residential solar investment partnerships with NRG, as further described in Item 15 — Note 5, Investments Accounting for by the Equity Method and Variable Interest Entities.

Cash Dividends to Investors
The Company intends to use the amount of cash that it receives from its distributions from NRG Yield LLC to pay quarterly dividends to the holders of its Class A common stock and Class C common stock. NRG Yield LLC intends to distribute to its unit holders in the form of a quarterly distribution all of the CAFD that is generated each quarter less reserves for the prudent conduct of the business, including among others, maintenance capital expenditures to maintain the operating capacity of the assets. CAFD is defined as net income before interest expense, income taxes, depreciation and amortization, plus cash distributions from unconsolidated affiliates, cash receipts from notes receivable, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness and changes in prepaid and accrued capacity payments. Dividends on the Class A common stock and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.

The following table lists the dividends paid on the Company's Class A common stock and Class C common stock during the year ended December 31, 2016:

	Fourth Quarter 2016	Third Quarter 2016	Second Quarter 2016	First Quarter 2016
Dividends per Class A share	$0.25	$0.24	$0.23	$0.225
Dividends per Class C share	$0.25	$0.24	$0.23	$0.225
On February 15, 2017, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.26 per share payable on March 15, 2017, to stockholders of record as of March 1, 2017.

Cash Flow Discussion
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following table reflects the changes in cash flows for the year ended December 31, 2016 compared to 2015:

Year ended December 31,	2016	2015	Change
(In millions)
Net cash provided by operating activities	$560	$405	$155
Net cash used in investing activities	(161)	(1,108)	947
Net cash (used in) provided by financing activities	(193)	385	(578)
Net Cash Provided By Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase in operating income adjusted for non-cash items driven by higher revenues mainly in the Renewables segment in 2016 compared to 2015	$127
Changes in working capital driven primarily by the timing of accounts receivable collections in 2015 compared to 2016	22
Higher distributions from unconsolidated affiliates	6
$155
Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Higher payments for the acquisition of the January 2015 and November 2015 Drop Down Assets in 2015 compared to the payments made for the CVSR Drop Down in 2016	$621
Higher net investments in unconsolidated affiliates in 2015, primarily due to investment in Desert Sunlight	308
Payments to acquire businesses, net of cash acquired, in 2015	37
Decrease in capital expenditures primarily due to the completion of a project in the Thermal segment in 2015, as well as lower maintenance capital expenditures in 2016	9
Receipt of insurance proceeds in 2016 in the Renewables segment	4
Higher restricted cash balances in 2016, primarily driven by higher revenues in the Renewables segment in the third and fourth quarters of 2016, which in turn provided more cash available for distribution by certain projects	(32)
$947
Net Cash (Used In) Provided By Financing Activities

Changes in net cash (used in) provided by financing activities were driven by:	(In millions)
Proceeds from sale of an economic interest in Alta TE Holdco in 2015, as further described in Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, compared to lower net contributions from tax equity investors in 2016	$(117)
Higher payments of distributions to NRG related to NRG's 25% ownership of NRG Wind TE Holdco and distributions made to NRG from Drop Down Assets prior to the acquisition dates	(64)
Proceeds from Class C equity offering on June 29, 2015	(599)
Net repayments of $306 million under the revolving credit facility in 2016 compared to the net borrowings of $306 million in 2015	(612)
Issuance of the Series D Notes in October 2016, 2026 Senior Notes in August 2016, and CVSR Holdco Notes, due 2037 in July 2016, partially offset by lower debt principal payments throughout 2016, compared to 2015	842
Increase in dividends paid to common stockholders, as declared dividends increased 16.3% from 2015 to 2016	(34)
Lower debt issuance costs paid in 2016	6
$(578)

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The following table reflects the changes in cash flows for the year ended December 31, 2015 compared to 2014:

Year ended December 31,	2015	2014	Change
(In millions)
Net cash provided by operating activities	$405	$362	$43
Net cash used in investing activities	(1,108)	(739)	(369)
Net cash provided by financing activities	385	747	(362)
Net Cash Provided By Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase in operating income adjusted for non-cash items	$19
Higher distributions from unconsolidated affiliates for the year ending December 31, 2015 compared to the same period in 2014	22
Changes in working capital primarily driven by timing of capacity payments	2
$43
Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Payments to acquire businesses, net of cash acquired (primarily the Alta acquisition in 2014)	$864
Higher payments made to acquire Drop Down Assets in 2015 compared to payments made in 2014	(387)
Decrease in capital expenditures due to several projects being placed in service in early 2014	31
Changes in restricted cash primarily due to cash transfers in connection with higher debt principal payments in 2015	(26)
Proceeds from renewable energy grants in 2014	(422)
Increase in net investments in unconsolidated affiliates in 2015 compared to 2014, primarily due to the investment in Desert Sunlight made in 2015	(364)
Receipt of indemnity from supplier for CVSR	(57)
Other	(8)
$(369)
Net Cash Provided By Financing Activities

Changes in net cash provided by financing activities were driven by:	(In millions)
Lower payments of dividends and returns of capital to NRG, partially offset by contributions from NRG in 2014	$274
Lower contributions from tax equity investors in 2015	(68)
Lower net proceeds from Class C equity offering on June 29, 2015 compared to the net proceeds from Class A equity offering on July 29, 2014	(31)
Increase in dividends paid to common stockholders	(38)
Lower net proceeds from the revolving credit facility in 2015 compared to 2014	(194)
A decrease in proceeds from long-term debt, as well as an increase in debt payments, in 2015 compared to 2014	(328)
Decrease in debt issuance costs due to lower borrowing in 2015	23
$(362)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
As of December 31, 2016, the Company has a cumulative federal NOL carry forward balance of $648 million for financial statement purposes, which will begin expiring in 2033, and does not anticipate any federal income tax payments for 2017. As a result of the Company's tax position, and based on current forecasts, the Company does not anticipate significant income tax payments for state and local jurisdictions in 2017. Based on the Company's current and expected NOL balances generated primarily by accelerated tax depreciation of its property, plant and equipment, the Company does not expect to pay significant federal income tax for a period of approximately ten years.
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
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of December 31, 2016, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. NRG DGPV Holdco 1 LLC, NRG DGPV Holdco 2 LLC, NRG RPV Holdco 1 LLC and GenConn are variable interest entities for which the Company is not the primary beneficiary.
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $453 million as of December 31, 2016. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company. See also Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
The Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs. The following table summarizes the Company's contractual obligations. See Item 15 — Note 10, Long-term Debt and Note 16, Commitments and Contingencies, to the Consolidated Financial Statements for additional discussion.

	By Remaining Maturity at December 31,
	2016					2015
Contractual Cash Obligations	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
	(In millions)
Long-term debt (including estimated interest)	$554	$1,439	$1,475	$4,412	$7,880	$7,016
Operating leases	9	19	18	152	198	219
Fuel purchase and transportation obligations	13	7	6	19	45	48
Other liabilities (a)	14	22	21	72	129	105
Total	$590	$1,487	$1,520	$4,655	$8,252	$7,388

(a) Includes water right agreements, service and maintenance agreements, and LTSA commitments.

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
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at December 31, 2016, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at December 31, 2016. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item 15 — Note 6, Fair Value of Financial Instruments, to the Consolidated Financial Statements.

Derivative Activity (Losses)/Gains	(In millions)
Fair value of contracts as of December 31, 2015	$(100)
Contracts realized or otherwise settled during the period	37
Changes in fair value	(6)
Fair value of contracts as of December 31, 2016	$(69)

	Fair value of contracts as of December 31, 2016
	Maturity
Fair Value Hierarchy Losses	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 1	$1	$—	$—	$—	$1
Level 2	(28)	(27)	(9)	(6)	(70)
Total	$(27)	$(27)	$(9)	$(6)	$(69)
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
Inputs for fair value of assets and liabilities acquired
Application of various methodologies
Income Taxes and Valuation Allowance for Deferred Tax Assets
As of December 31, 2016, the Company had a valuation allowance of $16 million related to a deferred tax asset expected to result in a capital loss for which no existing capital gains or tax planning strategies to utilize the asset in the future are available. Other than for this expected capital loss, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income which includes the future reversal of existing taxable temporary differences to realize deferred tax assets. The Company considered the profit before tax generated in recent years, as well as projections of future earnings and estimates of taxable income in arriving at this conclusion. The realization of deferred tax assets is primarily dependent upon earnings in federal and various state and local jurisdictions.
The Company's operating entities, as former subsidiaries of NRG, continue to be under audit for multiple years by taxing authorities in other jurisdictions. Considerable judgment is required to determine the tax treatment of a particular item that involves interpretations of complex tax laws. The project-level entities, as former subsidiaries of NRG, are subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is subject to U.S. federal, state and local income tax examinations for all years beginning in 2013.
Evaluation of Assets for Impairment and Other-Than-Temporary Decline in Value
In accordance with ASC 360, Property, Plant, and Equipment, or ASC 360, property, plant and equipment and certain intangible assets are evaluated for impairment whenever indicators of impairment exist. Examples of such indicators or events are:

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset, through considering project specific assumptions for long-term power pool prices, escalated future project operating costs and expected plant operations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value may be determined by factoring in the probability weighting of different courses of action available to the Company as appropriate. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. The Company uses its best estimates in making these evaluations and considers various factors, including forward price curves for energy, fuel costs and operating costs. However, actual future market prices and project costs could vary from the assumptions used in the Company's estimates, and the impact of such variations could be material.
Annually, during the fourth quarter, the Company revises its views of power prices, including the Company's fundamental view for long-term power prices, forecasted generation and operating and capital expenditures, in connection with the preparation of its annual budget.
The Company recorded certain long-lived asset impairments in 2016, as described in Item 15 — Note 9, Asset Impairments, to the Consolidated Financial Statements, with respect to several wind projects that were acquired in connection with the acquisition of the November 2015 Drop Down Assets. Because the projects were acquired from NRG, they were recorded at historical cost rather than fair value. The historical cost of the assets was higher than its fair value at the date the interests under common control were acquired, as described in Item 15 — Note 3, Business Acquisitions, to the Consolidated Financial Statements.

During the fourth quarter of 2016, as the Company updated its estimated cash flows in connection with the preparation and review of the Company's annual budget, the Company determined that the cash flows for the Elbow Creek and Goat Wind projects located in Texas and the Forward project in Pennsylvania were below the carrying value (historical cost transferred under common control) of the related assets, primarily driven by declining merchant power prices in post-contract periods, and that the assets were considered impaired. The fair value of the facilities was determined using an income approach by applying a discounted cash flow methodology to the long-term budgets for each respective plant. The income approach utilizes estimates of discounted future cash flows, which include key inputs, such as forecasted power prices, operations and maintenance expense, and discount rates. The Company measured the impairment loss as the difference between the carrying amount and the fair value of the assets and recorded impairment losses of $117 million, $60 million and $6 million for Elbow Creek, Goat Wind and Forward, respectively.

The Company is also required to evaluate its equity method investments to determine whether or not they are impaired. ASC 323, Investments - Equity Method and Joint Ventures, or ASC 323, provides the accounting requirements for these investments. The standard for determining whether an impairment must be recorded under ASC 323 is whether the value is considered to be an other-than-temporary decline in value. The evaluation and measurement of impairments under ASC 323 involves the same uncertainties as described for long-lived assets that the Company owns directly and accounts for in accordance with ASC 360. Similarly, the estimates that the Company makes with respect to its equity method investments are subjective, and the impact of variations in these estimates could be material. Additionally, if the projects in which the Company holds these investments recognize an impairment under the provisions of ASC 360, the Company would record its proportionate share of that impairment loss and would evaluate its investment for an other-than-temporary decline in value under ASC 323.
Certain of the Company’s projects have useful lives that extend well beyond the contract period and therefore, management’s view of long-term power prices in the post-contract periods may have a significant impact on the expected future cash flows for these projects.  Accordingly, if management’s view of long-term power prices in certain markets continues to decrease, it is possible that some of the Company’s other long-lived assets may be impaired.

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
The Company must apply ASC 805-50, Business Combinations - Related Issues, when it acquires an interest from NRG. The assets and liabilities transferred to the Company related to interests under common control by NRG must be recorded at historical cost, with the difference between the amount paid and the historical value of the related equity recorded as a distribution to or contribution from NRG with the offset to noncontrolling interest. Economics may change in the years subsequent to NRG’s construction or acquisition of certain assets, and although the Company may acquire these assets from NRG based on a different valuation, the Company must record the assets at historical cost. These changes in economics may impact the amount that the Company pays for the assets but will not alter the carrying amount. Accordingly, significant changes in the economics related to these assets may trigger a requirement for impairment testing.

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
Commodity Price Risk
Commodity price risks result from exposures to changes in spot prices, forward prices, volatilities, and correlations between various commodities, such as electricity, natural gas and emissions credits. The Company manages the commodity price risk of its merchant generation operations by entering into derivative or non-derivative instruments to hedge the variability in future cash flows from forecasted power sales or purchases of fuel. The portion of forecasted transactions hedged may vary based upon management's assessment of market, weather, operation and other factors. See item 15 — Note 7, Accounting for Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements for more information.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would cause a change of approximately $1 million in the net value of derivatives as of December 31, 2016.
Interest Rate Risk
The Company is exposed to fluctuations in interest rates through its issuance of variable rate debt. Exposures to interest rate fluctuations may be mitigated by entering into derivative instruments known as interest rate swaps, caps, collars and put or call options. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument. NRG's risk management policies allow the Company to reduce interest rate exposure from variable rate debt obligations. See item 15 — Note 7, Accounting for Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements for more information.
Most of the Company's project subsidiaries enter into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. See Item 15 — Note 10, Long-term Debt, to the Consolidated Financial Statements for more information about interest rate swaps of the Company's project subsidiaries.
If all of the above swaps had been discontinued on December 31, 2016, the Company would have owed the counterparties $72 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of December 31, 2016, a 1% change in interest rates would result in an approximately $3 million change in market interest expense on a rolling twelve-month basis.
As of December 31, 2016, the fair value of the Company's debt was $5,769 million and the carrying value was $5,770 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $476 million.
Liquidity Risk
Liquidity risk arises from the general funding needs of the Company's activities and in the management of the Company's assets and liabilities.
Counterparty Credit Risk
Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process, and (ii) the use of credit mitigation measures such as prepayment arrangements or volumetric limits. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties. See Item 15 — Note 1, Nature of Business, and Note 6, Fair Value of Financial Instruments, to the Consolidated Financial Statements for more information about concentration of credit risk.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Inherent Limitations over Internal Controls
The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:
1. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;
2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that the Company's receipts and expenditures are being made only in accordance with authorizations of its management and directors; and
3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.
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
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including its principal executive officer, principal financial officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control — Integrated Framework (2013), the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2016, has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in its report which is included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NRG Yield, Inc.:
We have audited NRG Yield, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NRG Yield, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, NRG Yield, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NRG Yield, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017, expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Philadelphia, PA
February 28, 2017

Item 9B — Other Information
None.

PART III
Item 10 — Directors, Executive Officers and Corporate Governance
Directors
Kirkland B. Andrews has served as a director since the Company's formation in December 2012. Mr. Andrews served as Executive Vice President and Chief Financial Officer of the Company from December 2012 to November 2016. Mr. Andrews has served as Executive Vice President and Chief Financial Officer of NRG since September 2011. Prior to joining NRG, he served as Managing Director and Co-Head Investment Banking, Power and Utilities—Americas at Deutsche Bank Securities from June 2009 to September 2011. Prior to this, he served in several capacities at Citigroup Global Markets Inc., including Managing Director, Group Head, North American Power from November 2007 to June 2009, and Head of Power M&A, Mergers and Acquisitions from July 2005 to November 2007. In his banking career, Mr. Andrews led multiple large and innovative strategic, debt, equity and commodities transactions. Mr. Andrews’ extensive investment banking experience, specifically in the energy industry and financial structuring, brings important experience and skills to the Company’s board of directors.
John Chillemi has served as a director of the Company since May 2016. Mr. Chillemi has also served as Executive Vice President, National Business Development of NRG since December 2015. In this role, Mr. Chillemi is responsible for all wholesale generation development activities for NRG across the nation. Prior to December 2015, Mr. Chillemi was Senior Vice President and Regional President, West since NRG’s acquisition of GenOn Energy, Inc., or GenOn, in December 2012. Mr. Chillemi served as the Regional President in California and the West for GenOn from December 2010 to December 2012, and as President and Vice President of the West at Mirant Corporation from 2007 December 2010. Mr. Chillemi has 30 years of power industry experience, beginning with Georgia Power in 1986. Mr. Chillemi’s knowledge of the Company’s assets, operations and businesses bring important experience and skills to the Company’s board of directors.
John F. Chlebowski is the Company's Lead Independent Director and has been a director since July 2013. Mr. Chlebowski served as the Company's Interim Chairman of the Board from December 2015 to May 2016. Mr. Chlebowski had been a director of NRG from December 2003 to July 2013. Mr. Chlebowski served as the President and Chief Executive Officer of Lakeshore Operating Partners, LLC, a bulk liquid distribution firm, from March 2000 until his retirement in December 2004. From July 1999 until March 2000, Mr. Chlebowski was a senior executive and cofounder of Lakeshore Liquids Operating Partners, LLC, a private venture firm in the bulk liquid distribution and logistics business, and from January 1998 until July 1999, he was a private investor and consultant in bulk liquid distribution. From 1994 until 1997, he was the President and Chief Executive Officer of GATX Terminals Corporation, a subsidiary of GATX Corporation. Prior to that, he served as Vice President of Finance and Chief Financial Officer of GATX Corporation from 1986 to 1994. Mr. Chlebowski is a director of First Midwest Bancorp Inc. Mr. Chlebowski also served as the Non-Executive Chairman of SemGroup Corporation from December 2009 until January 2017. Mr. Chlebowski also served as a director of Laidlaw International, Inc. from June 2003 until October 2007, SpectraSite, Inc. from June 2004 until August 2005, and Phosphate Resource Partners Limited Partnership from June 2004 until August 2005. Mr. Chlebowski’s extensive leadership and financial expertise, as a result of his position as a former chief executive officer and his service on several boards of companies involved in the restructuring or recovery of their core business, enable him to contribute to the board of directors' significant managerial, strategic, and financial oversight skills. Furthermore, Mr. Chlebowski’s service on other public boards, notably as a non-executive Chairman, provides valuable insight into the application of various governance principals to the Company’s board of directors.
Brian R. Ford has served as a director since July 2013. Mr. Ford was the Chief Executive Officer of Washington Philadelphia Partners, LP, a real estate investment company, from 2008 through 2010. He retired as a partner from Ernst & Young LLP in June 2008 where he had been employed since 1971. Mr. Ford currently serves on the board of various public companies: GulfMark Offshore, Inc., a global provider of marine transportation, since 2009, where he also serves as the chairman of the audit committee and as a member of the governance nominating committee; AmeriGas Propane, Inc., a propane company, since 2013, where he also serves as a member of its audit committee and corporate governance committee; FS Investment Corporation III, a specialty finance company that invests primarily in the debt securities of private U.S. middle-market companies, since 2013, where he also serves as the chairman of the audit committee.  He also serves on the board of Drexel University. Mr. Ford received his B.S. in Economics from Rutgers University.  Mr. Ford's extensive experience in accounting and public company matters provides strong financial, audit and accounting skills to the Company's board of directors.

Mauricio Gutierrez has served as Chairman of the board of directors of the Company since May 2016, and a director since the Company's formation in December 2012.  From December 2015 to May 2016, Mr. Gutierrez was the Interim President and Chief Executive Officer of the Company. From December 2012 to December 2015, Mr. Gutierrez was the Executive Vice President and Chief Operating Officer of the Company.  Mr. Gutierrez has also served as President and Chief Executive Officer of NRG since December 2015.  Prior to December 2015, Mr. Gutierrez was the Executive Vice President and Chief Operating Officer of NRG from July 2010 to December 2015.  Mr. Gutierrez has been with NRG since August 2004 and served in multiple executive positions within NRG including Executive Vice President - Commercial Operations of NRG from January 2009 to July 2010 and Senior Vice President - Commercial Operations of NRG from March 2008 to January 2009.  Prior to joining NRG in August 2004, Mr. Gutierrez held various commercial positions within Dynegy, Inc.  Mr. Gutierrez’s knowledge of the Company’s assets, operations and businesses bring important experience and skills to the Company’s board of directors.
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
Christopher S. Sotos has served as President and Chief Executive Officer of the Company since May 2016, and as a director since May 2013. Mr. Sotos has also served in various positions at NRG, including most recently as Executive Vice President - Strategy and Mergers and Acquisitions from February 2016 through May 2016 and Senior Vice President - Strategy and Mergers and Acquisitions from November 2012 through February 2016. In this role, he led NRG’s corporate strategy, mergers and acquisitions, strategic alliances and other special projects for NRG. Previously, he served as NRG’s Senior Vice President and Treasurer from March 2008 to September 2012, where he was responsible for all treasury functions, including raising capital, valuation, debt administration and cash management. Mr. Sotos joined NRG in 2004 as a Senior Finance Analyst, following more than nine years in key financial roles within the energy sector and other industries for Houston-based companies such as Koch Capital Markets, Entergy Wholesale Operations and Service Corporation International. Mr. Sotos also serves on the board of FuelCell Energy, Inc. As President and Chief Executive Officer of the Company, Mr. Sotos provides the Company's Board with management’s perspective regarding the Company’s day to day operations and overall strategic plan. Mr. Sotos also brings strong financial and accounting skills to the Company's Board.
Executive Officers
Christopher S. Sotos has served as President and Chief Executive Officer of the Company since May 2016, and as a director of the Company since May 2013. For additional biographical information for Mr. Sotos, see above under “Directors.”
Chad Plotkin has served as Senior Vice President and Chief Financial Officer of the Company since November 2016. Mr. Plotkin was employed by NRG for over nine years, most recently serving as Senior Vice President, Finance and Strategy, for the Company since January 2016. Prior to this, Mr. Plotkin served as Vice President, Investor Relations of the Company and of NRG from September 2015 to January 2016. Mr. Plotkin served as Vice President of Finance of NRG from February 2015 to September 2015. From January 2012 until February 2015, Mr. Plotkin served as Vice President, Investor Relations of NRG and the Company following the Company's initial public offering in July 2013. From October 2007 to January 2012, Mr. Plotkin served in various capacities in the Strategy and Mergers and Acquisitions group of NRG, including as Vice President, beginning in December 2010.
David Callen has served as Vice President and Chief Accounting Officer since March 2015. In this capacity, Mr. Callen is responsible for directing the Company's financial accounting and reporting activities. Mr. Callen also has served as Senior Vice President and Chief Accounting Officer of NRG since February 2016 and Vice President and Chief Accounting Officer from March 2015 to February 2016. Prior to this, Mr. Callen served as NRG's Vice President, Financial Planning & Analysis from November 2010 to March 2015. He previously served as Director, Finance from October 2007 through October 2010, Director, Financial Reporting from February 2006 through October 2007, and Manager, Accounting Research from September 2004 through February 2006. Prior to NRG, Mr. Callen was an auditor for KPMG LLP in both New York City and Tel Aviv, Israel, from October 1996 through April 2001.

David R. Hill has served as Executive Vice President and General Counsel since the Company's formation in December 2012. Mr. Hill has served as Executive Vice President and General Counsel of NRG since September 2012. Prior to joining NRG, Mr. Hill was a partner and co-head of Sidley Austin LLP's global energy practice group from February 2009 to August 2012. Prior to joining Sidley Austin, Mr. Hill served as General Counsel of the U.S. Department of Energy from August 2005 to January 2009 and, for the three years prior to that, as Deputy General Counsel for Energy Policy of the U.S. DOE. Prior to his federal government services, Mr. Hill was a partner at major law firms in Washington D.C. and Kansas City, Missouri, and handled a variety of regulatory, litigation and corporate matters.
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
Other information required by this Item will be incorporated by reference to the similarly named section of the Company's Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders.

Item 11 — Executive Compensation
Information required by this Item will be incorporated by reference to the similarly named section of the Company's Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders - Class A common stock	27,459	$—	—(1)
Equity compensation plans approved by security holders - Class C common stock	176,452	—	1,796,089
Equity compensation plans not approved by security holders	—	N/A	—
Total	203,911	$—	1,796,089

(1) Consists of 1,796,089 shares of Class A and Class C common stock issuable under the NRG Yield, Inc. 2013 Equity Incentive Plan. Beginning in May 2015, awards granted and associated dividend equivalent rights will convert to Class C common stock upon vesting.

Other information required by this Item will be incorporated by reference to the similarly named section of the Company's Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be incorporated by reference to the similarly named section of the Company's Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders.
Item 14 — Principal Accounting Fees and Services
Information required by this Item will be incorporated by reference to the similarly named section of the Company's Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders.

PART IV
Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of NRG Yield, Inc. and related notes thereto, together with the reports thereon of KPMG LLP, are included herein:
Consolidated Statements of Income — Years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income — Years ended December 31, 2016, 2015 and 2014
Consolidated Balance Sheets — As of December 31, 2016 and 2015
Consolidated Statements of Cash Flows — Years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Stockholders' Equity — Years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
The following schedules of NRG Yield, Inc. are filed as part of Item 15 of this report and should be read in conjunction with the Consolidated Financial Statements:
NRG Yield, Inc. Financial Statements for the years ended December 31, 2016, 2015 and 2014, are included in NRG Yield, Inc.'s Annual Report on Form 10-K pursuant to the requirements of Rule 5-04(c) of Regulation S-X
Schedule II — Valuation and Qualifying Accounts
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
We have audited the accompanying consolidated balance sheets of NRG Yield, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule “Schedule I. Condensed Financial Information of Registrant.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NRG Yield, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NRG Yield, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP
Philadelphia, PA
February 28, 2017

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In millions, except per share amounts)	2016	2015	2014
Operating Revenues
Total operating revenues	$1,021	$953	$828
Operating Costs and Expenses
Cost of operations	306	321	277
Depreciation and amortization	297	297	233
Impairment losses	183	—	—
General and administrative	16	12	8
Acquisition-related transaction and integration costs	1	3	4
Total operating costs and expenses	803	633	522
Operating Income	218	320	306
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	37	26	17
Other income, net	3	3	6
Loss on debt extinguishment	—	(9)	(1)
Interest expense	(274)	(263)	(216)
Total other expense, net	(234)	(243)	(194)
(Loss) Income Before Income Taxes	(16)	77	112
Income tax (benefit) expense	(1)	12	4
Net (Loss) Income	(15)	65	108
Less: Pre-acquisition net income (loss) of Drop Down Assets	10	(10)	44
Net (Loss) Income Excluding Pre-acquisition Net Income (Loss) of Drop Down Assets	(25)	75	64
Less: Net (loss) income attributable to noncontrolling interests	(82)	42	48
Net Income Attributable to NRG Yield, Inc.	$57	$33	$16
Earnings Per Share Attributable to NRG Yield, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic and diluted	35	35	28
Weighted average number of Class C common shares outstanding - basic and diluted	63	49	28
Earnings per Weighted Average Class A and Class C Common Share - Basic and Diluted	$0.58	$0.40	$0.30
Dividends Per Class A Common Share	$0.945	$1.015	$1.42
Dividends Per Class C Common Share	$0.945	$0.625	N/A

See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year ended December 31,
	2016	2015	2014
(In millions)
Net (Loss) Income	$(15)	$65	$108
Other Comprehensive Income (Loss), net of tax
Unrealized gain (loss) on derivatives, net of income tax benefit of $0, $10, and $5	13	(7)	(60)
Other comprehensive income (loss)	13	(7)	(60)
Comprehensive (Loss) Income	(2)	58	48
Less: Pre-acquisition net income (loss) of Drop Down Assets	10	(10)	44
Less: Comprehensive (loss) income attributable to noncontrolling interests	(68)	53	(3)
Comprehensive Income Attributable to NRG Yield, Inc.	$56	$15	$7
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$317	$111
Restricted cash	164	131
Accounts receivable — trade	91	101
Inventory	39	36
Derivative instruments	2	—
Notes receivable — current	16	17
Prepayments and other current assets	16	20
Total current assets	645	416
Property, plant and equipment, net	5,460	5,878
Other Assets
Equity investments in affiliates	710	697
Notes receivable — non-current	14	30
Intangible assets, net	1,286	1,362
Derivative instruments	1	—
Deferred income taxes	216	170
Other non-current assets	51	136
Total other assets	2,278	2,395
Total Assets	$8,383	$8,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$282	$264
Accounts payable — trade	23	23
Accounts payable — affiliate	40	86
Derivative instruments	29	39
Accrued expenses and other current liabilities	85	77
Total current liabilities	459	489
Other Liabilities
Long-term debt	5,426	5,329
Accounts payable — affiliate	9	—
Derivative instruments	43	61
Other non-current liabilities	76	72
Total non-current liabilities	5,554	5,462
Total Liabilities	6,013	5,951
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 182,848,000 shares issued and outstanding (Class A 34,586,250, Class B 42,738,750, Class C 62,784,250, Class D 42,738,750) at December 31, 2016 and 2015	1	1
Additional paid-in capital	1,879	1,855
(Accumulated deficit) Retained earnings	(2)	12
Accumulated other comprehensive loss	(28)	(27)
Noncontrolling interest	520	897
Total Stockholders' Equity	2,370	2,738
Total Liabilities and Stockholders' Equity	$8,383	$8,689
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities	(In millions)
Net (loss) income	$(15)	$65	$108
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(37)	(26)	(17)
Distributions from unconsolidated affiliates	49	43	21
Depreciation, amortization and ARO accretion	300	299	235
Amortization of financing costs and debt discounts	20	16	11
Amortization of intangibles and out-of-market contracts	75	54	28
Loss on debt extinguishment	—	9	1
Change in deferred income taxes	(1)	12	4
Impairment losses	183	—	—
Changes in derivative instruments	(19)	(43)	(12)
Loss on disposal of asset components	6	3	—
Cash provided by (used in) changes in other working capital:
Changes in prepaid and accrued capacity payments	(8)	(12)	—
Changes in other working capital	7	(15)	(17)
Net Cash Provided by Operating Activities	560	405	362
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	—	(37)	(901)
Acquisition of Drop Down Assets, net of cash acquired	(77)	(698)	(311)
Capital expenditures	(20)	(29)	(60)
Receipt of indemnity from supplier	—	—	57
(Increase) decrease in restricted cash	(33)	(1)	25
Cash receipts from notes receivable	17	17	14
Proceeds from renewable energy grants	—	—	422
Return of investment from unconsolidated affiliates	28	42	4
Investments in unconsolidated affiliates	(80)	(402)	—
Other	4	—	11
Net Cash Used in Investing Activities	(161)	(1,108)	(739)
Cash Flows from Financing Activities
Contributions from tax equity investors, net of distributions	5	122	190
Capital contributions from NRG	—	—	2
Distributions and return of capital to NRG prior to the acquisition of Drop Down Assets	(113)	(59)	(335)
Proceeds from the issuance of common stock	—	599	630
Payments of dividends and distributions	(183)	(139)	(101)
Proceeds from the revolving credit facility	60	551	500
Payments for the revolving credit facility	(366)	(245)	—
Proceeds from issuance of long-term debt	675	293	523
Payments of debt issuance costs	(7)	(13)	(36)
Payments for long-term debt	(264)	(724)	(626)
Net Cash (Used in) Provided by Financing Activities	(193)	385	747
Net Increase (Decrease) in Cash and Cash Equivalents	206	(318)	370
Cash and Cash Equivalents at Beginning of Period	111	429	59
Cash and Cash Equivalents at End of Period	$317	$111	$429

Supplemental Disclosures
Interest paid, net of amount capitalized	$(266)	$(274)	$(192)
Non-cash investing and financing activities:
Additions (reductions) to fixed assets for accrued capital expenditures	3	1	(21)
Decrease to fixed assets for accrued grants	—	—	34
Decrease to fixed assets for deferred tax asset	—	19	7
Non-cash adjustment for change in tax basis of assets	44	38	(14)
Increase in debt due to accrued interest converted to debt	—	—	11
Non-cash return of capital and distributions to NRG, net of contributions	$(43)	$(13)	$1,058
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
Balances at December 31, 2013	$—	$—	$621	$8	$—	$959	$1,588
Net income	—	—	—	16	—	48	64
Pre-acquisition net income of acquired Drop Down Assets	—	—	—	—	—	44	44
Unrealized loss on derivatives, net of tax	—	—	—	—	(9)	(51)	(60)
Payment for June 2014 Drop Down Assets	—	—	—	—	—	(357)	(357)
Capital contributions from NRG, non-cash (a)	—	—	—	—	—	1,058	1,058
Distributions and returns of capital to NRG net of contributions	—	—	—	—	—	(333)	(333)
Capital contributions from tax equity investors	—	—	—	—	—	190	190
Proceeds from the issuance of Class A common stock	—	—	630	—	—	—	630
Non-cash adjustment for change in tax basis of property, plant and equipment	—	—	(14)	—	—	—	(14)
Equity portion of the 2019 Convertible Notes	—	—	23	—	—	—	23
Common stock dividends	—	—	(20)	(21)	—	(60)	(101)
Balances at December 31, 2014	$—	$—	$1,240	$3	$(9)	$1,498	$2,732
Net income	—	—	—	33	—	42	75
Pre-acquisition net loss of acquired Drop Down Assets	—	—	—	—	—	(10)	(10)
Unrealized loss on derivatives, net of tax	—	—	—	—	(18)	11	(7)
Payment for January 2015 and November 2015 Drop Down Assets	—	—	—	—	—	(698)	(698)
Capital contributions from tax equity investors	—	—	—	—	—	122	122
Noncontrolling interest acquired in Spring Canyon acquisition	—	—	—	—	—	74	74
Distributions and return of capital to NRG	—	—	—	—	—	(59)	(59)
Distributions and return of capital to NRG, net of contributions, non-cash	—	—	—	—	—	(13)	(13)
Stock-based compensation	—	—	1	—	—	—	1
Proceeds from the issuance of Class C Common Stock	—	1	598	—	—	—	599
Non-cash adjustment for change in tax basis of property, plant and equipment	—	—	38	—	—	—	38
Equity portion of the 2020 Convertible Notes	—	—	23	—	—	—	23
Common stock dividends	—	—	(45)	(24)	—	(70)	(139)
Balances as of December 31, 2015	$—	1	$1,855	$12	$(27)	$897	$2,738
Net income (loss)	—	—	—	57	—	(82)	(25)
Pre-acquisition net loss of acquired Drop Down Assets	—	—	—	—	—	10	10
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	(1)	14	13
Payment for CVSR Drop Down Asset	—	—	—	—	—	(77)	(77)
Capital contributions from tax equity investors, net of distributions	—	—	—	—	—	5	5
Distributions and return of capital to NRG	—	—	—	—	—	(123)	(123)
Distributions and return of capital to NRG, net of contributions, non-cash	—	—	—	—	—	(43)	(43)
Stock-based compensation	—	—	1	—	—	—	1
Non-cash adjustment for change in tax basis of assets	—	—	44	—	—	—	44
Common stock dividends	—	—	(21)	(71)	—	(81)	(173)
Balances as of December 31, 2016	$—	1	$1,879	$(2)	$(28)	$520	$2,370

(a) Capital contributions from NRG, non-cash, primarily represent Drop Down Assets' equity transferred from NRG to the Company in accordance with guidance on business combinations between entities under common control, as further described in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business
The Company was formed by NRG as a Delaware corporation on December 20, 2012 and closed its initial public offering on July 22, 2013. In connection with its initial public offering, the Company's shares of Class A common stock began trading on the New York Stock Exchange under the symbol “NYLD.”
Effective May 14, 2015, the Company completed a stock split in connection with which each outstanding share of Class A common stock was split into one share of Class A common stock and one share of Class C common stock, and each outstanding share of Class B common stock was split into one share of Class B common stock and one share of Class D common stock. The stock split is referred to as the Recapitalization and all references to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retrospectively adjusted to reflect the Recapitalization. Following the Recapitalization, the Company's Class A common stock continued trading on the New York Stock Exchange under the new ticker symbol "NYLD.A" and the Class C common stock began trading under the ticker symbol "NYLD."
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
The Company is the sole managing member of NRG Yield LLC and operates and controls all of its business and affairs and consolidates the financial results of NRG Yield LLC and its subsidiaries. NRG Yield LLC is a holding company for the companies that directly and indirectly own and operate the Company's business. As of December 31, 2016, the Company and NRG have 53.3% and 46.7% economic interests in NRG Yield LLC, respectively. As a result of the current ownership of the Class B common stock and Class D common stock, NRG continues at the present time to control the Company, and the Company in turn, as the sole managing member of NRG Yield LLC, controls NRG Yield LLC and its subsidiaries.
The following table represents the structure of the Company as of December 31, 2016:

As of December 31, 2016, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW) (a)	Offtake Counterparty	Expiration
Conventional
El Segundo	100%	550	Southern California Edison	2023
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Pacific Gas and Electric	2023
Walnut Creek	100%	485	Southern California Edison	2023
		1,945
Utility Scale Solar
Alpine	100%	66	Pacific Gas and Electric	2033
Avenal	50%	23	Pacific Gas and Electric	2031
Avra Valley	100%	26	Tucson Electric Power	2032
Blythe	100%	21	Southern California Edison	2029
Borrego	100%	26	San Diego Gas and Electric	2038
CVSR	100%	250	Pacific Gas and Electric	2038
Desert Sunlight 250	25%	63	Southern California Edison	2035
Desert Sunlight 300	25%	75	Pacific Gas and Electric	2040
Kansas South	100%	20	Pacific Gas and Electric	2033
Roadrunner	100%	20	El Paso Electric	2031
TA High Desert	100%	20	Southern California Edison	2033
		610
Distributed Solar
AZ DG Solar Projects	100%	5	Various	2025 - 2033
PFMG DG Solar Projects	51%	4	Various	2032
		9
Wind
Alta I	100%	150	Southern California Edison	2035
Alta II	100%	150	Southern California Edison	2035
Alta III	100%	150	Southern California Edison	2035
Alta IV	100%	102	Southern California Edison	2035
Alta V	100%	168	Southern California Edison	2035
Alta X (b)	100%	137	Southern California Edison	2038
Alta XI (b)	100%	90	Southern California Edison	2038
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Crosswinds (b)	74.3%	16	Corn Belt Power Cooperative	2027
Elbow Creek (b)	75%	92	NRG Power Marketing LLC	2022
Elkhorn Ridge (b)	50.3%	41	Nebraska Public Power District	2029
Forward (b)	75%	22	Constellation NewEnergy, Inc.	2017
Goat Wind (b)	74.9%	113	Dow Pipeline Company	2025
Hardin (b)	74.3%	11	Interstate Power and Light Company	2027
Laredo Ridge	100%	80	Nebraska Public Power District	2031
Lookout (b)	75%	29	Southern Maryland Electric Cooperative	2030
Odin (b)	74.9%	15	Missouri River Energy Services	2028
Pinnacle	100%	55	Maryland Department of General Services and University System of Maryland	2031
San Juan Mesa (b)	56.3%	68	Southwestern Public Service Company	2025
Sleeping Bear (b)	75%	71	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork (b)	75%	14	PacifiCorp	2028
Spring Canyon II (b)	90.1%	29	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	25	Platte River Power Authority	2039

Projects	Percentage Ownership	Net Capacity (MW) (a)	Offtake Counterparty	Expiration
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado (b)	74.9%	121	Southwestern Public Service Company	2027
		1,999
Thermal
Thermal equivalent MWt(c)	100%	1,319	Various	Various
NRG Energy Center Dover LLC	100%	103	NRG Power Marketing LLC	2018
Thermal generation	100%	20	Various	Various
		1,442
Total net capacity (excluding equivalent MWt) (d)		4,686

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of December 31, 2016.
(b) Projects are part of tax equity arrangements.
(c) For thermal energy, net capacity represents MWt for steam or chilled water and excludes 134 MWt available under the right-to-use provisions contained in agreements between two of the Company's thermal facilities and certain of its customers.
(d) NRG Yield's total generation capacity is net of 6 MWs for noncontrolling interest for Spring Canyon II and III. NRG Yield's generation capacity including this noncontrolling interest was 4,692 MWs.
In addition to the facilities owned or leased in the table above, the Company entered into partnerships to own or purchase solar power generation projects, as well as other ancillary related assets from  a related party via intermediate funds.  The Company does not consolidate these partnerships and accounts for them as equity method investments. The Company's net interest in these projects is 131 MW based on cash to be distributed. For further discussions, refer to Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities to the Consolidated Financial Statements.
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
As described in Note 15, Related Party Transactions, the Company has a management services agreement with NRG for various services, including human resources, accounting, tax, legal, information systems, treasury, and risk management.
Stockholders' equity represents the equity associated with the Class A and Class C common stockholders, the equity associated with the Class B and Class D common stockholder, NRG, and the third-party interests under certain tax equity arrangements are classified as noncontrolling interest.
During the years ending December 31, 2016 and 2015, the Company completed three acquisitions of Drop Down Assets from NRG. The accounting guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect from the beginning of the financial statement period or from the date the entities were under common control (if later than the beginning of the financial statement period). For further discussion, see Note 3, Business Acquisitions.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company's consolidated financial statements have been prepared in accordance with GAAP. The ASC is the source of authoritative GAAP to be applied by nongovernmental entities. In addition, the rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.
The consolidated financial statements include the Company's accounts and operations and those of its subsidiaries in which it has a controlling interest. All significant intercompany transactions and balances have been eliminated in consolidation. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist through arrangements that do not involve controlling voting interests. As such, the Company applies the guidance of ASC 810, Consolidations, or ASC 810, to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a variable interest entity, or VIE, should be consolidated.

Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at project subsidiaries was $105 million and $93 million as of December 31, 2016 and 2015, respectively.
Restricted Cash
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company's projects that are restricted in their use. Of these funds as of December 31, 2016, approximately $25 million is designated for current debt service payments, $13 million is designated to fund operating expenses and $37 million is designated for distributions to the Company, with the remaining $90 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures.
Trade Receivables and Allowance for Doubtful Accounts
Trade receivables are reported on the balance sheet at the invoiced amount adjusted for any write-offs and the allowance for doubtful accounts. The allowance for doubtful accounts is reviewed periodically based on amounts past due and significance. The allowance for doubtful accounts was immaterial as of December 31, 2016 and 2015.
Inventory
Inventory consists principally of spare parts and fuel oil. Spare parts inventory is valued at weighted average cost, unless evidence indicates that the weighted average cost will not be recovered with a normal profit in the ordinary course of business.  Fuel oil inventory is valued at the lower of weighted average cost or market. The Company removes fuel inventories as they are used in the production of steam, chilled water or electricity.  Spare parts inventory are removed when they are used for repairs, maintenance or capital projects.
Property, Plant and Equipment
Property, plant and equipment are stated at cost or, in the case of third party business acquisitions, fair value; however impairment adjustments are recorded whenever events or changes in circumstances indicate that their carrying values may not be recoverable. See Note 3, Business Acquisitions, for more information on acquired property, plant and equipment. Significant additions or improvements extending asset lives are capitalized as incurred, while repairs and maintenance that do not improve or extend the life of the respective asset are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives. Certain assets and their related accumulated depreciation amounts are adjusted for asset retirements and disposals with the resulting gain or loss included in cost of operations in the consolidated statements of operations.
Asset Impairments
Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. Such reviews are performed in accordance with ASC 360. An impairment loss is indicated if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset's carrying amount and fair value with the difference recorded in operating costs and expenses in the statements of operations. Fair values are determined by a variety of valuation methods, including appraisals, sales prices of similar assets and present value techniques. For further discussion of the Company's long-lived asset impairments, refer to Note 9, Asset Impairments.
Investments accounted for by the equity method are reviewed for impairment in accordance with ASC 323, Investments-Equity Method and Joint Ventures, which requires that a loss in value of an investment that is an other-than-temporary decline should be recognized. The Company identifies and measures losses in the value of equity method investments based upon a comparison of fair value to carrying value.

Debt Issuance Costs
Debt issuance costs are capitalized and amortized as interest expense on a basis which approximates the effective interest method over the term of the related debt. Debt issuance costs related to the long term debt are presented as a direct deduction from the carrying amount of the related debt in both the current and prior periods. Debt issuance costs related to the senior secured revolving credit facility line of credit are recorded as a non-current asset on the balance sheet and are amortized over the term of the loan.
Intangible Assets
Intangible assets represent contractual rights held by the Company. The Company recognizes specifically identifiable intangible assets including power purchase agreements, leasehold improvements, customer relationships, customer contracts, and development rights when specific rights and contracts are acquired. These intangible assets are amortized primarily on a straight-line basis.
Notes Receivable
Notes receivable consist of receivables related to the financing of required network upgrades. The notes issued with respect to network upgrades will be repaid within a 5-year period following the date each facility reached commercial operations.
Income Taxes
The Company accounts for income taxes using the liability method in accordance with ASC 740, Income Taxes, or ASC 740, which requires that the Company use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences.
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
In accordance with ASC 740 and as discussed further in Note 14, Income Taxes, changes to existing net deferred tax assets or valuation allowances or changes to uncertain tax benefits, are recorded to income tax expense.

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
Power Purchase Agreements, or PPAs
The majority of the Company’s revenues are obtained through PPAs or other contractual agreements, which are accounted for as operating leases under ASC 840. ASC 840 requires the minimum lease payments received to be amortized over the term of the lease and contingent rentals are recorded when the achievement of the contingency becomes probable. Judgment is required by management in determining the economic life of each generating facility, in evaluating whether certain lease provisions constitute minimum payments or represent contingent rent and other factors in determining whether a contract contains a lease and whether the lease is an operating lease or capital lease.
Certain of these leases have no minimum lease payments and all of the rental income under these leases is recorded as contingent rent on an actual basis when the electricity is delivered. The contingent rental income recognized in the years ended December 31, 2016, 2015, and 2014 was $553 million, $416 million, and $296 million, respectively.
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
The Company's primary derivative instruments are power purchase or sale contracts used to mitigate variability in earnings due to fluctuations in market prices, fuels purchase contracts used to control customer reimbursable fuel cost, and interest rate instruments used to mitigate variability in earnings due to fluctuations in interest rates. On an ongoing basis, the Company assesses the effectiveness of all derivatives that are designated as hedges for accounting purposes in order to determine that each derivative continues to be highly effective in offsetting changes in fair values or cash flows of hedged items. Internal analyses that measure the statistical correlation between the derivative and the associated hedged item determine the effectiveness of such a contract designated as a hedge. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting will be discontinued prospectively. In this case, the gain or loss previously deferred in accumulated OCI would be frozen until the underlying hedged item is delivered unless the transaction being hedged is no longer probable of occurring in which case the amount in OCI would be immediately reclassified into earnings. If the derivative instrument is terminated, the effective portion of this derivative deferred in accumulated OCI will be frozen until the underlying hedged item is delivered.
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
Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable, notes receivable and derivative instruments, which are concentrated within entities engaged in the energy and financial industry. These industry concentrations may impact the overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. In addition, many of the Company's projects have only one customer. However, the Company believes that the credit risk posed by industry concentration is offset by the diversification and creditworthiness of its customer base. See Note 6, Fair Value of Financial Instruments, for a further discussion of derivative concentrations and Note 13, Segment Reporting, for concentration of counterparties.

Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts receivable - affiliate, accounts payable, current portion of account payable - affiliate, and accrued expenses and other current liabilities approximate fair value because of the short-term maturity of these instruments. See Note 6, Fair Value of Financial Instruments, for a further discussion of fair value of financial instruments.
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
Upon initial recognition of a liability for an ARO, the asset retirement cost is capitalized by increasing the carrying amount of the related long-lived asset by the same amount. Over time, the liability is accreted to its future value, while the capitalized cost is depreciated over the useful life of the related asset. The Company's AROs are primarily related to the future dismantlement of equipment on leased property and environmental obligations related to site closures and fuel storage facilities. The Company records AROs as part of other non-current liabilities on its balance sheet.
The following table represents the balance of ARO obligations as of December 31, 2016 and 2015, along with the additions and accretion related to the Company's ARO obligations for the year ended December 31, 2016:

(In millions)
Balance as of December 31, 2015	$43
Revisions in estimates for current obligations	2
Accretion — expense	3
Balance as of December 31, 2016	$48
Guarantees
The Company enters into various contracts that include indemnification and guarantee provisions as a routine part of its business activities. Examples of these contracts include operation and maintenance agreements, service agreements, commercial sales arrangements and other types of contractual agreements with vendors and other third parties, as well as affiliates. These contracts generally indemnify the counterparty for tax, environmental liability, litigation and other matters, as well as breaches of representations, warranties and covenants set forth in these agreements. Because many of the guarantees and indemnities the Company issues to third parties and affiliates do not limit the amount or duration of its obligations to perform under them, there exists a risk that the Company may have obligations in excess of the amounts agreed upon in the contracts mentioned above. For those guarantees and indemnities that do not limit the liability exposure, the Company may not be able to estimate what the liability would be, until a claim is made for payment or performance, due to the contingent nature of these contracts.

Investments Accounted for by the Equity Method
The Company has investments in various energy projects accounted for by the equity method, four of which are VIEs, where the Company is not a primary beneficiary, and two of which are owned by a subsidiary that is consolidated as a VIE, as described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. The equity method of accounting is applied to these investments in affiliates because the ownership structure prevents the Company from exercising a controlling influence over the operating and financial policies of the projects. Under this method, equity in pre-tax income or losses of the investments is reflected as equity in earnings of unconsolidated affiliates. Distributions from equity method investments that represent earnings on the Company's investment are included within cash flows from operating activities and distributions from equity method investments that represent a return of the Company's investment are included within cash flows from investing activities.
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
Business Combinations
The Company accounts for its business combinations in accordance with ASC 805, Business Combinations, or ASC 805. For third party acquisitions, ASC 805 requires an acquirer to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value at the acquisition date. It also recognizes and measures the goodwill acquired or a gain from a bargain purchase in the business combination and determines what information to disclose to enable users of an entity's financial statements to evaluate the nature and financial effects of the business combination. In addition, transaction costs are expensed as incurred. For acquisitions that relate to entities under common control, ASC 805 requires retrospective combination of the entities for all periods presented as if the combination has been in effect from the beginning of the financial statement period of from the date the entities were under common control (if later than the beginning of the financial statement period). The difference between the cash paid and historical value of the entities' equity is recorded as a distribution/contribution from/to NRG with the offset to noncontrolling interest. Transaction costs are expensed as incurred.
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
In recording transactions and balances resulting from business operations, the Company uses estimates based on the best information available. Estimates are used for such items as plant depreciable lives, tax provisions, uncollectible accounts, environmental liabilities, acquisition accounting and legal costs incurred in connection with recorded loss contingencies, among others. In addition, estimates are used to test long-lived assets for impairment and to determine the fair value of impaired assets. As better information becomes available or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

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
Reclassifications
Certain prior year amounts have been reclassified for comparative purposes.
Recent Accounting Developments
ASU 2016-18 — In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, or ASU No. 2016-18. The amendments of ASU No. 2016-18 were issued to address the diversity in classification and presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows which is currently not addressed under Topic 230. The amendments of ASU No. 2016-18 would require an entity to include amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. The amendments of ASU No. 2016-18 are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted and the adoption of ASU No. 2016-18 should be applied retrospectively.  The Company is currently evaluating the impact of the standard on the Company’s statement of cash flows.
ASU 2016-16 — In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory, or ASU No. 2016-16.  The amendments of ASU No. 2016-16 were issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which has resulted in diversity in practice and increased complexity within financial reporting.  The amendments of ASU No. 2016-16 would require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and do not require new disclosure requirements.  The amendments of ASU No. 2016-16 are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted and the adoption of ASU No. 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  The Company is currently evaluating the impact of the standard on the Company’s results of operations, cash flows and financial position.
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
ASU 2016-07 — In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323), or ASU No. 2016-07. The amendments of ASU No. 2016-07 eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting with no retroactive adjustment to the investment. In addition, ASU No. 2016-07 requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The Company adopted this standard effective January 1, 2017. The adoption of ASU No. 2016-07 is required to be applied prospectively. The Company does not expect the standard to have a material impact on its results of operations, cash flows and financial position.
ASU 2016-02 — In 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or Topic 842, with the objective to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and to improve financial reporting by expanding the related disclosures. The guidance in Topic 842 provides that a lessee that may have previously accounted for a lease as an operating lease under current GAAP should recognize the assets and liabilities that arise from a lease on the balance sheet. In addition, Topic 842 expands the required quantitative and qualitative disclosures with regards to lease arrangements. The Company expects to adopt the standard effective January 1, 2019 utilizing the required modified retrospective approach for the earliest period presented. The Company expects to elect certain of the practical expedients permitted, including the expedient that permits the Company to retain its existing lease assessment and classification. The Company is currently working through an adoption plan and evaluating the anticipated impact on the Company's results of operations, cash flows and financial position. While the Company is currently evaluating the impact the new guidance will have on its financial position and results of operations, the Company expects to recognize lease liabilities and right of use assets. The extent of the increase to assets and liabilities associated with these amounts remains to be determined pending the Company’s review of its existing lease contracts and service contracts which may contain embedded leases. As this review is still in process, it is currently not practicable to quantify the impact of adopting the ASU at this time.
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
ASU 2015-16 — In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, or ASU No. 2015-16. The amendments of ASU No. 2015-16 require that an acquirer recognize measurement period adjustments to the provisional amounts recognized in a business combination in the reporting period during which the adjustments are determined. Additionally, the amendments of ASU No. 2015-16 require the acquirer to record in the same period's financial statements the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the measurement period adjustment, calculated as if the accounting had been completed at the acquisition date as well as disclosing on either the face of the income statement or in the notes the portion of the amount recorded in current period earnings that would have been recorded in previous reporting periods. The guidance in ASU No. 2015-16 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments should be applied prospectively. The Company adopted ASU No. 2015-16 for the year ended December 31, 2016, and the adoption did not have a material impact on the Company's results of operations, cash flows and financial position.

ASU 2014-09 — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU No. 2014-09, which was further amended through various updates issued by the FASB thereafter.  The amendments of ASU No. 2014-09 completed the joint effort between the FASB and the IASB, to develop a common revenue standard for GAAP and IFRS, and to improve financial reporting.  The guidance under Topic 606 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes a five step model to be applied by an entity in evaluating its contracts with customers.  The Company expects to adopt the standard effective January 1, 2018 and apply the guidance retrospectively to contracts at the date of adoption. The Company will recognize the cumulative effect of applying Topic 606 at the date of initial application, as prescribed under the modified retrospective transition method. The Company also expects to elect the practical expedient available under Topic 606 for measuring progress toward complete satisfaction of a performance obligation and for disclosure requirements of remaining performance obligations.  The practical expedient allows an entity to recognize revenue in the amount to which the entity has the right to invoice such that the entity has a right to the consideration in an amount that corresponds directly with the value to the customer for performance completed to date by the entity. The majority of the Company's revenues are obtained through PPAs, which are currently accounted for as operating leases. In connection with the implementation of Topic 842, as described above, the Company expects to elect certain of the practical expedients permitted, including the expedient that permits the Company to retain its existing lease assessment and classification. As leases are excluded from the scope of Topic 606, the Company expects the standard to have an immaterial impact on the Company's results of operations, cash flows and financial position; however, the Company continues to assess the impact in connection with its plan of adoption.
Note 3 — Business Acquisitions
2016 Acquisitions
CVSR Drop Down — Prior to September 1, 2016, the Company had a 48.95% interest in CVSR, which was accounted for as an equity method investment. On September 1, 2016, the Company acquired from NRG the remaining 51.05% interest of CVSR Holdco LLC, which indirectly owns the CVSR solar facility, CVSR Drop Down, for total cash consideration of $78.5 million, plus an immaterial working capital adjustment. The acquisition was funded with cash on hand. The Company also assumed additional debt of $496 million, which represents 51.05% of the CVSR project level debt and 51.05% of the notes issued under the CVSR Holdco Financing Agreement, as further described in Note 10, Long-term Debt. In connection with the retrospective adjustment of prior periods, the Company now consolidates CVSR and 100% of its debt, consisting of $771 million of project level debt and $200 million of notes issued under the CVSR Holdco Financing Agreement as of September 1, 2016.
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
The Company incurred and expensed acquisition-related transaction costs related to the acquisition of CVSR of $1 million for the year ended December 31, 2016. Since the acquisition date, CVSR has contributed $22 million in operating revenues and a $2 million in net loss to the Company.
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
2014 Acquisitions
Alta Wind Portfolio Acquisition — On August 12, 2014, the Company acquired 100% of the membership interests of Alta Wind Asset Management Holdings, LLC, Alta Wind Company, LLC, Alta Wind X Holding Company, LLC and Alta Wind XI Holding Company, LLC, which collectively own seven wind facilities that total 947 MW located in Tehachapi, California, and a portfolio of associated land leases, or the Alta Wind Portfolio. Power generated by the Alta Wind Portfolio is sold to Southern California Edison under long-term PPAs with 21 years of remaining contract life for Alta I-V. The Alta Wind X and XI PPAs began in 2016 with a term of 22 years and sold energy and renewable energy credits on a merchant basis during the years ending December 31, 2015 and 2014.
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
The purchase price of $923 million was allocated as follows:

	Acquisition Date Fair Value at December 31, 2014	Measurement period adjustments	Revised Acquisition Date
Assets	(In millions)
Cash	$22	$—	$22
Current and non-current assets	49	(2)	47
Property, plant and equipment	1,304	6	1,310
Intangible assets	1,177	(6)	1,171
Total assets acquired	2,552	(2)	2,550

Liabilities
Debt	1,591	—	1,591
Current and non-current liabilities	38	(2)	36
Total liabilities assumed	1,629	(2)	1,627
Net assets acquired	$923	$—	$923
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

Note 4 — Property, Plant and Equipment
The Company’s major classes of property, plant, and equipment were as follows:

	December 31, 2016	December 31, 2015	Depreciable Lives
	(In millions)
Facilities and equipment	$6,215	$6,480	2 - 40 Years
Land and improvements	171	171
Construction in progress (a)	25	9
Total property, plant and equipment	6,411	6,660
Accumulated depreciation	(951)	(782)
Net property, plant and equipment	$5,460	$5,878

(a) As of December 31, 2016, construction in progress includes $20 million of capital expenditures that relate to prepaid long-term service agreements primarily in the Conventional segment.

Note 5 — Investments Accounted for by the Equity Method and Variable Interest Entities
2017 Drop Down Assets — On February 24, 2017, the Company and NRG entered into a definitive agreement regarding the acquisition of the following facilities: (i) a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm, one of the NRG ROFO assets, representing ownership of approximately 46 net MW of capacity. Agua Caliente is located in Yuma County, AZ and sells power subject to a 25-year PPA with Pacific Gas and Electric, with 22 years remaining on that contract and (ii) NRG's 50% interests in seven utility-scale solar farms located in Utah representing 265 net MW (based on cash to be distributed) of capacity that were part of NRG's recent acquisition of projects from SunEdison. These assets achieved commercial operations in 2016, sell power subject to 20-year PPAs with PacifiCorp, a subsidiary of Berkshire Hathaway and are part of a tax equity structure with Dominion Solar Projects III, Inc., or Dominion, from which NRG currently receives 50% of cash to be distributed. The Company expects to pay total cash consideration of $130 million and assume non-recourse project debt. The purchase price for the acquisition, which is subject to working capital adjustments to be calculated at close, is expected to be funded with cash on hand. The Company expects to record its interests in the acquired projects as equity method investments.
Equity Method Investments
The following table summarizes the Company's equity method investments as of December 31, 2016:

Name	Economic Interest	Investment Balance
		(In millions)
Desert Sunlight	25%	$282
GenConn(a)	50%	106
Elkhorn Ridge(b)	50.3%	85
San Juan Mesa(b)	56.3%	74
NRG DGPV Holdco 1 LLC (c)	95%	75
NRG DGPV Holdco 2 LLC (c)	95%	24
NRG RPV Holdco 1 LLC(c)	95%	71
Avenal	50%	(7)
Total equity investments in affiliates		$710

(a) GenConn is a variable interest entity.
(b) San Juan Mesa and Elkhorn Ridge are part of the Wind TE Holdco tax equity structure, as described below. San Juan Mesa and Elkhorn Ridge are owned 75% and 66.7%, respectively, by Wind TE Holdco. The Company owns 75% of the Class B interests in Wind TE Holdco.
(c) Economic interest based on cash to be distributed. NRG DGPV Holdco 1 LLC, NRG DGPV Holdco 2 LLC, and NRG RPV Holdco 1 LLC are tax equity structures and VIEs. The related allocations are described below.
As of December 31, 2016 and 2015, the Company had $30 million and $39 million, respectively, of undistributed earnings from its equity method investments.
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
Non-recourse project-level debt of unconsolidated affiliates
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $453 million as of December 31, 2016.
Avenal — The Company owns a 50% equity interest in Avenal, which consists of three solar PV projects in Kings County, California totaling approximately 45 MWs. Eurus Energy owns the remaining 50% of Avenal. Power generated by the projects is sold under a 20-year PPA. On September 22, 2010, Avenal entered into a $35 million promissory note facility with the Company. Amounts drawn under the promissory note facility accrue interest at 4.5% per annum. Also, on September 22, 2010, Avenal entered into a $209 million financing arrangement with a syndicate of banks, or the Avenal Facility. As of December 31, 2016 and 2015, Avenal had outstanding $134 million and $143 million, respectively, under the Avenal Facility.
Desert Sunlight — Desert Sunlight 250 and Desert Sunlight 300 each entered into three distinct tranches of debt. As of December 31, 2016 and 2015, Desert Sunlight had total debt outstanding of $1.1 billion under the three tranches.

GenConn — GenConn has a $237 million project note with an interest rate of 4.73% and a maturity date of July 2041 and a 5-year, $35 million working capital facility that matures in 2018 which can be used to issue letters of credit at an interest rate of 1.875% per annum. As of December 31, 2016 and 2015, $212 million and $220 million, respectively, were outstanding under the note. As of December 31, 2016, $14 million was drawn on the working capital facility. The note is secured by all of the GenConn assets. The Company's maximum exposure to loss is limited to its equity investment in GenConn, which was $106 million as of December 31, 2016.
NRG DGPV Holdco 2 LLC — On June 30, 2016, NRG DGPV4 Borrower LLC, a direct subsidiary of NRG DGPV Holdco 2 LLC entered into a financing agreement to fund the acquisition of projects by the tax equity fund.  As of December 31, 2016 there was $21 million outstanding under the facility.
The following tables present summarized financial information for the Company's significant equity method investments:

	Year Ended December 31,
	2016	2015	2014
Income Statement Data:	(In millions)
GenConn
Operating revenues	$72	$78	$82
Operating income	38	40	40
Net income	26	28	28
Desert Sunlight
Operating revenues	$211	$206
Operating income	129	124
Net income	80	73

		As of December 31,
		2016	2015
Balance Sheet Data:		(In millions)
GenConn
Current assets		$36	$36
Non-current assets		389	416
Current liabilities		16	16
Non-current liabilities		196	215
Desert Sunlight
Current assets		$281	$310
Non-current assets		1,401	1,435
Current liabilities		64	82
Non-current liabilities		1,043	1,086

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
Alta TE Holdco — On June 30, 2015, the Company sold an economic interest in Alta TE Holdco to a financial institution in order to monetize certain cash and tax attributes, primarily PTCs. The financial institution, or Alta Investor, receives 99% of allocations of taxable income and other items until the flip point, which occurs when the Alta Investor obtains a specified return on its initial investment, at which time the allocations to the Alta Investor change to 5%. The Company received 100% of CAFD through December 31, 2015, and subsequently will receive 94.34% until the flip point, at which time the allocations to the Company of CAFD will change to 97.12%, unless the flip point will not have occurred by a specified date, which would result in 100% of CAFD allocated to the Alta Investor until the flip point occurs. Alta TE Holdco is a VIE and the Company is the primary beneficiary through its position as managing member, and therefore consolidates Alta TE Holdco, with the Alta Investor's interest shown as noncontrolling interest. The Company utilizes the HLBV method to determine the net income or loss allocated to the noncontrolling interest. The net proceeds of $119 million were reflected as noncontrolling interest in the Company's balance sheet.
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

Summarized financial information for the Company's consolidated VIEs consisted of the following as of December 31, 2016:

(In millions)	NRG Wind TE Holdco	Alta TE Holdco	Spring Canyon
Other current and non-current assets	$193	$17	$4
Property, plant and equipment	441	461	100
Intangible assets	2	274	—
Total assets	636	752	104
Current and non-current liabilities	209	9	6
Total liabilities	209	9	6
Noncontrolling interest	139	107	67
Net assets less noncontrolling interests	$288	$636	$31
Entities that are not Consolidated
The Company has interests in entities that are considered VIEs under ASC 810, Consolidation, but for which it is not considered the primary beneficiary.  The Company accounts for its interests in these entities under the equity method of accounting.
NRG DGPV Holdco 1 LLC — On May 8, 2015, the Company and NRG entered into a partnership by forming NRG DGPV Holdco 1 LLC, or DGPV Holdco 1, the purpose of which is to own or purchase solar power generation projects and other ancillary related assets from NRG Renew LLC or its subsidiaries via intermediate funds, including: (i) a tax equity-financed portfolio of 10 recently completed community solar projects representing approximately 8 MW with a weighted average remaining PPA term of 19 years; (ii) a tax equity-financed portfolio of approximately 12 commercial photovoltaic systems representing approximately 37 MW with a weighted average remaining PPA term of 18 years; and (iii) a tax equity-financed portfolio of approximately 3 commercial photovoltaic systems representing approximately 1 MW with a weighted average remaining PPA term of 20 years. All of these investments relate to the Company's $100 million commitment to distributed solar projects in partnership with NRG.
NRG DGPV Holdco 2 LLC — On February 29, 2016, the Company and NRG entered into an additional partnership by forming NRG DGPV Holdco 2 LLC, or DGPV Holdco 2, to own or purchase solar power generation projects as well as other ancillary related assets from NRG Renew LLC or its subsidiaries, via intermediate funds including: (i) a tax equity-financed portfolio of 18 projects representing approximately 28 MW with a weighted average remaining PPA term of 21 years; and (ii) a tax equity-financed portfolio of 21 projects representing approximately 18 MW with a weighted average remaining PPA term of 20 years.  Under this partnership, the Company committed to fund up to $50 million of capital.
The Company's maximum exposure to loss is limited to its equity investment in DGPV Holdco 1 and DGPV Holdco 2, which was $99 million on a combined basis, of which $14 million was payable to NRG, as of December 31, 2016.
NRG RPV Holdco 1 LLC — On April 9, 2015, the Company and NRG entered into a partnership by forming NRG RPV Holdco 1 LLC, or RPV Holdco, that holds operating portfolios of residential solar assets developed by NRG's residential solar business, including: (i) an existing, unlevered portfolio of over 2,200 leases across nine states representing approximately 15 MW with a weighted average remaining lease term of approximately 19 years that was acquired outside of the partnership; and (ii) a tax equity-financed portfolio of approximately 5,400 leases representing approximately 31 MW, with a weighted average remaining lease term for the existing and new leases of approximately 19 years.
In addition to the acquisition of the unlevered portfolio of leases, the Company had previously committed to fund up to $150 million of capital to invest in the tax equity financed portfolio. On February 29, 2016, the Company and NRG amended the RPV Holdco partnership agreement to reduce the aggregate commitment of $150 million to $100 million in connection with the formation of DGPV Holdco 2. On August 5, 2016, the Company and NRG amended the RPV Holdco partnership agreement to further reduce that capital commitment of $100 million to $60 million in connection with NRG’s change in business model approach in the residential solar business. As of December 31, 2016, the Company had contributed $59 million of this amount.
The Company's maximum exposure to loss is limited to its equity investment, which was $71 million as of December 31, 2016.

Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, restricted cash, accounts receivable — affiliate, accounts receivable, accounts payable, current portion of accounts payable — affiliate, accrued expenses and other liabilities, the carrying amount approximates fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of December 31, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Assets:
Notes receivable, including current portion	30	30	47	47
Liabilities:
Long-term debt, including current portion	5,770	5,769	5,656	5,538
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

The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of December 31, 2016 and 2015:

	As of December 31, 2016		As of December 31, 2015
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$1,455	$4,314	$978	$4,560
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheet. There were no asset positions as of December 31, 2015. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2016	As of December 31, 2016	As of December 31, 2015
	Fair Value (a)	Fair Value (a)	Fair Value (a)
(In millions)	Level 1	Level 2	Level 2
Derivative assets:
Commodity contracts	$1	$1	$—
Interest rate contracts	—	1	—
Total assets	$1	$2	—
Derivative liabilities:
Commodity contracts	$—	$1	2
Interest rate contracts	—	71	98
Total liabilities	$—	$72	$100

(a) There were no assets or liabilities classified as Level 1 as of December 31, 2015. There were no assets or liabilities classified Level 3 as of December 31, 2016 and 2015.
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
The fair value of each contract is discounted using a risk free interest rate. In addition, a credit reserve is applied to reflect credit risk, which for interest rate swaps, is calculated based on credit default swaps utilizing the bilateral method. For commodities, to the extent that NRG's net exposure under a specific master agreement is an asset, the Company uses the counterparty's default swap rate. If the exposure under a specific master agreement is a liability, the Company uses NRG's default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of December 31, 2016, the credit reserve resulted in a $1 million increase in fair value in OCI. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.

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
Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including solar and other PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of December 31, 2016, credit risk exposure to these counterparties attributable to the Company's ownership interests was approximately $2.6 billion for the next five years. The majority of these power contracts are with utilities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations, which the Company is unable to predict.
Note 7 — Accounting for Derivative Instruments and Hedging Activities
ASC 815 requires the Company to recognize all derivative instruments on the balance sheet as either assets or liabilities and to measure them at fair value each reporting period unless they qualify for a NPNS exception. The Company may elect to designate certain derivatives as cash flow hedges, if certain conditions are met, and defer the effective portion of the change in fair value of the derivatives to accumulated OCI/OCL, until the hedged transactions occur and are recognized in earnings. The ineffective portion of a cash flow hedge is immediately recognized in earnings. For derivatives that are not designated as cash flow hedges or do not qualify for hedge accounting treatment, the changes in the fair value will be immediately recognized in earnings. Certain derivative instruments may qualify for the NPNS exception and are therefore exempt from fair value accounting treatment. ASC 815 applies to the Company's energy related commodity contracts and interest rate swaps.
Energy-Related Commodities
To manage the commodity price risk associated with its competitive supply activities and the price risk associated with wholesale power sales, the Company may enter into derivative hedging instruments, namely, forward contracts that commit the Company to sell energy commodities or purchase fuels/electricity in the future. The objectives for entering into derivatives contracts designated as hedges include fixing the price for a portion of anticipated future electricity sales and fixing the price of a portion of anticipated fuel/electricity purchases for the operation of its subsidiaries. As of December 31, 2016, the Company had forward contracts for the purchase of fuel commodities relating to the forecasted usage of the Company’s district energy centers extending through 2018 and electricity contracts to supply retail power to the Company's district energy centers extending through 2020. At December 31, 2016, these contracts were not designated as cash flow or fair value hedges.
Also, as of December 31, 2016, the Company had other energy-related contracts that did not meet the definition of a derivative instrument or qualified for the NPNS exception and were therefore exempt from fair value accounting treatment as follows:

•	Power tolling contracts through 2039, and

•	Natural gas transportation contracts through 2028.
Interest Rate Swaps
The Company is exposed to changes in interest rates through the issuance of variable rate debt. In order to manage interest rate risk, it enters into interest rate swap agreements.
As of December 31, 2016, the Company had interest rate derivative instruments on non-recourse debt extending through 2031, most of which are designated as cash flow hedges.

Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company's open derivative transactions broken out by commodity as of December 31, 2016 and 2015:

		Total Volume
		December 31, 2016	December 31, 2015
Commodity	Units	(In millions)
Natural Gas	MMBtu	3	4
Interest	Dollars	$1,839	$1,991
Fair Value of Derivative Instruments
There were no derivative asset positions on the balance sheet as of December 31, 2015. The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets	Derivative Liabilities
	December 31, 2016	December 31, 2016	December 31, 2015
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$26	$34
Interest rate contracts long-term	1	39	56
Total Derivatives Designated as Cash Flow Hedges	1	65	90
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	—	2	3
Interest rate contracts long-term	—	4	5
Commodity contracts current	2	1	2
Total Derivatives Not Designated as Cash Flow Hedges	2	7	10
Total Derivatives	$3	$72	$100
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of December 31, 2016, there was no outstanding collateral paid or received. As of December 31, 2015, there were no offsetting amounts at the counterparty master agreement level or outstanding collateral paid or received. The following table summarizes the offsetting of derivatives by counterparty master agreement level as of December 31, 2016:

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2016	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative assets	$2	$—	$2
Derivative liabilities	(1)	—	(1)
Total commodity contracts	1	—	1
Interest rate contracts:
Derivative assets	1	(1)	—
Derivative liabilities	(71)	1	(70)
Total interest rate contracts	(70)	—	(70)
Total derivative instruments	$(69)	$—	$(69)

Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Year ended December 31,
	2016	2015	2014
	(In millions)
Accumulated OCL beginning balance	$(83)	$(76)	$(16)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	13	14	14
Mark-to-market of cash flow hedge accounting contracts	—	(21)	(74)
Accumulated OCL ending balance, net of income tax benefit of $16, $16 and $6, respectively	$(70)	$(83)	$(76)
Accumulated OCL attributable to noncontrolling interests	(42)	(56)	(67)
Accumulated OCL attributable to NRG Yield, Inc.	$(28)	$(27)	$(9)
Losses expected to be realized from OCL during the next 12 months, net of income tax benefit of $3	$16
Amounts reclassified from accumulated OCL into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded to interest expense. There was no ineffectiveness for the years ended December 31, 2016, 2015 and 2014.
Accounting guidelines require a high degree of correlation between the derivative and the hedged item throughout the period in order to qualify as a cash flow hedge. As of December 31, 2016, the Company's regression analysis for Viento Funding II interest rate swaps, while positively correlated, did not meet the required threshold for cash flow hedge accounting. As a result, the Company de-designated the Viento Funding II cash flow hedges as of December 31, 2016, and will prospectively mark these derivatives to market through the income statement.
Impact of Derivative Instruments on the Statements of Income
The Company has interest rate derivative instruments that are not designated as cash flow hedges. The effect of interest rate hedges is recorded to interest expense. For the years ended December 31, 2016, 2015 and 2014 the impact to the consolidated statements of income was a gain of $2 million, $16 million and a loss of $22 million, respectively.

A portion of the Company’s derivative commodity contracts relates to its Thermal Business for the purchase of fuel/electricity commodities based on the forecasted usage of the thermal district energy centers. Realized gains and losses on these contracts are reflected in the costs that are permitted to be billed to customers through the related customer contracts or tariffs and, accordingly, no gains or losses are reflected in the consolidated statements of income for these contracts.
In 2015 and 2014, commodity contracts also hedged the forecasted sale of power for the Elbow Creek until the start of the PPA with NRG Power Marketing LLC, or Power Marketing, with effective date of November 1, 2015. The effect of these commodity hedges was recorded to operating revenues. For the years ended December 31, 2015 and 2014, the impact to the consolidated statements of income was an unrealized loss of $2 million and a gain of $2 million, respectively.
See Note 6, Fair Value of Financial Instruments, for a discussion regarding concentration of credit risk.
Note 8 — Intangible Assets
Intangible Assets — The Company's intangible assets as of December 31, 2016 and 2015 primarily reflect intangible assets established from its business acquisitions and are comprised of the following:

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

•	Customer relationships — Established with the acquisition of NRG Energy Center Phoenix and NRG Energy Center

Omaha, these intangibles represent the fair value at the acquisition date of the businesses' customer base. The customer relationships are amortized to depreciation and amortization expense based on the expected discounted future net cash flows by year.

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

The following tables summarize the components of intangible assets subject to amortization:

Year ended December 31, 2016	PPAs	Leasehold Rights	Customer Relationships	Customer Contracts	Emission Allowances	Development Rights	Other	Total
(In millions)
January 1, 2016	$1,264	$86	$66	$15	$15	$3	$6	$1,455
Other	—	—	—	—	(6)	—	—	(6)
December 31, 2016	1,264	86	66	15	9	3	6	1,449
Less accumulated amortization	(138)	(9)	(4)	(7)	(2)	(1)	(2)	(163)
Net carrying amount	$1,126	$77	$62	$8	$7	$2	$4	$1,286

Year ended December 31, 2015	PPAs	Leasehold Rights	Customer Relationships	Customer Contracts	Emission Allowances	Development Rights	Other	Total
(In millions)
January 1, 2015	$1,270	$86	$66	$15	$16	$3	$6	$1,462
Other	(6)	—	—	—	(1)	—	—	(7)
December 31, 2015	1,264	86	66	15	15	3	6	1,455
Less accumulated amortization	(75)	(5)	(3)	(6)	(1)	(1)	(2)	(93)
Net carrying amount	$1,189	$81	$63	$9	$14	$2	$4	$1,362
The Company recorded amortization expense of $70 million, $55 million and $30 million during the years ended December 31, 2016, 2015 and 2014. Of these amounts, $69 million, $54 million and $29 million for the years ended December 31, 2016, 2015 and 2014, respectively, were recorded to contract amortization expense and reduced operating revenues in the consolidated statements of income. The Company estimates the future amortization expense for its intangibles to be $71 million for the next five years through 2021.

Out-of-market contracts — The out-of-market contract liability represents the out-of-market value of the PPAs for the Blythe solar project and Spring Canyon wind projects and the out-of-market value of the land lease for Alta Wind XI Holding Company, LLC, as of their respective acquisition dates. The Blythe solar project's liability of $4 million is recorded to other non-current liabilities on the consolidated balance sheet and is amortized to revenue in the consolidated statements of income on a units-of-production basis over the twenty-year term of the agreement. Spring Canyon's liability of $3 million is recorded to other non-current liabilities and is amortized to revenue on a straight-line basis over the twenty-five year term of the agreement. The Alta Wind XI Holding Company, LLC's liability of $5 million is recorded to other non-current liabilities and is amortized to cost of operations on a straight-line basis over the term of the land lease. At December 31, 2016, accumulated amortization of out-of-market contracts was $3 million and amortization expense was $1 million for the years ended December 31, 2016 and 2015.

Note 9 — Asset Impairments
During the fourth quarter of 2016, as the Company updated its estimated cash flows in connection with the preparation and review of the Company's annual budget, the Company determined that the cash flows for the Elbow Creek and Goat Wind projects located in Texas and the Forward project in Pennsylvania were below the carrying value of the related assets, primarily driven by declining merchant power prices in post-contract periods, and that the assets were considered impaired. These projects were acquired in connection with the acquisition of the November 2015 Drop Down Assets and were recorded in the Renewables segment of the Company. The projects were recorded at historical cost at acquisition date as they were related to interests under common control by NRG. The fair value of the facilities was determined using an income approach by applying a discounted cash flow methodology to the long-term budgets for each respective plant. The income approach utilized estimates of discounted future cash flows, which were Level 3 fair value measurement and include key inputs, such as forecasted power prices, operations and maintenance expense, and discount rates. The Company measured the impairment loss as the difference between the carrying amount and the fair value of the assets and recorded impairment losses of $117 million, $60 million and $6 million for Elbow Creek, Goat Wind, and Forward, respectively.

Note 10 — Long-term Debt
The Company's borrowings, including short term and long term portions consisted of the following:

	December 31, 2016	December 31, 2015	Interest rate % (a)	Letters of Credit Outstanding at December 31, 2016
	(In millions, except rates)
2026 Senior Notes	$350	$—	5.000
2024 Senior Notes	500	500	5.375
2020 Convertible Notes (b)	271	266	3.250
2019 Convertible Notes (c)	335	330	3.500
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility, due 2019 (d)	—	306	L+2.500	$60
Project-level debt:
Alpine, due 2022	145	154	L+1.750	37
Alta Wind I, lease financing arrangement, due 2034	242	252	7.015	16
Alta Wind II, lease financing arrangement, due 2034	191	198	5.696	27
Alta Wind III, lease financing arrangement, due 2034	198	206	6.067	27
Alta Wind IV, lease financing arrangement, due 2034	128	133	5.938	19
Alta Wind V, lease financing arrangement, due 2035	206	213	6.071	30
Alta Realty Investments, due 2031	31	33	7.000	—
Alta Wind Asset Management, due 2031	18	19	L+2.375	—
Avra Valley, due 2031	57	60	L+1.750	3
Blythe, due 2028	19	21	L+1.625	6
Borrego, due 2025 and 2038	69	72	L+ 2.500/5.650	5
CVSR, due 2037	771	793	2.339 - 3.775	—
CVSR Holdco Notes, due 2037	199	—	4.680	13
El Segundo Energy Center, due 2023	443	485	L+1.625 - L+2.250	82
Energy Center Minneapolis, due 2017 and 2025	96	108	5.950 -7.250	—
Energy Center Minneapolis Series D Notes, due 2031	125	—	3.550	—
Kansas South, due 2031	30	33	L+2.000	4
Laredo Ridge, due 2028	100	104	L+1.875	10
Marsh Landing, due 2017 and 2023	370	418	L+1.750 - L+1.875	22
PFMG and related subsidiaries financing agreement, due 2030	27	29	6.000	—
Roadrunner, due 2031	37	40	L+1.625	5
South Trent Wind, due 2020	57	62	L+1.625	10
TA High Desert, due 2020 and 2032	49	52	L+2.500/5.150	8
Tapestry, due 2021	172	181	L+1.625	20
Viento, due 2023	178	189	L+2.750	27
Walnut Creek, due 2023	310	351	L+1.625	41
WCEP Holdings, due 2023	46	46	L+3.000	—
Other	—	2	various	—
Subtotal project-level debt	4,314	4,254
Total debt	5,770	5,656
Less current maturities	282	264
Less deferred financing costs	62	63
Total long-term debt	$5,426	$5,329

(a) As of December 31, 2016, L+ equals 3 month LIBOR plus x%, except for the Alpine term loan, Marsh Landing term loan, Walnut Creek term loan, and NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility, where L+ equals 1 month LIBOR plus x% and Kansas South and Viento, where L+ equals 6 month LIBOR plus x%.
(b) Net of discount of $16.5 million and $21.5 million as of December 31, 2016 and 2015, respectively.
(c) Net of discount of $10 million and $15 million as of December 31, 2016 and 2015, respectively.
(d) Applicable rate is determined by the Borrower Leverage Ratio, as defined in the credit agreement.
The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the arrangement. As of December 31, 2016, the Company was in compliance with all of the required covenants.

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
NRG Yield Operating LLC 2024 Senior Notes
On August 5, 2014, NRG Yield Operating LLC issued $500 million of senior unsecured notes, or the 2024 Senior Notes. The 2024 Senior Notes bear interest at 5.375% and mature in August 2024. Interest on the notes is payable semi-annually on February 15 and August 15 of each year. The 2024 Senior Notes are senior unsecured obligations of NRG Yield Operating LLC and are guaranteed by NRG Yield LLC, and by certain of NRG Yield Operating LLC’s wholly owned current and future subsidiaries.
2020 Convertible Senior Notes
The Company has outstanding $287.5 million aggregate principal amount of 3.25% Convertible Senior Notes due 2020, or the 2020 Convertible Notes.  The 2020 Convertible Notes are convertible, under certain circumstances, into the Company’s Class C common stock, cash or a combination thereof at an initial conversion price of $27.50 per Class C common share, which is equivalent to a conversion rate of approximately 36.3636 shares of Class C common stock per $1,000 principal amount of notes. Interest on the 2020 Convertible Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The 2020 Convertible Notes mature on June 1, 2020, unless earlier repurchased or converted in accordance with their terms. Prior to the close of business on the business day immediately preceding December 1, 2019, the 2020 Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The 2020 Convertible Notes are guaranteed by NRG Yield Operating LLC and NRG Yield LLC.
The Company separately accounts for the liability (debt) and equity (conversion option) components of the 2020 Convertible Notes and recognized $23 million as the value for the equity component in 2015 with the offset to debt discount. The debt discount is amortized to interest expense using the effective interest method through June 2020.
As of December 31, 2016, the 2020 Convertible Notes were trading at approximately 97% of their face value, resulting in a total market value of $278 million compared to a carrying value of $271 million. The actual conversion value of the 2020 Convertible Notes is based on the product of the conversion rate and the market price of the Company's Class C common stock, as defined in the Convertible Debt indenture. As of December 31, 2016, the Company's Class C common stock closed at $15.80 per share, resulting in a pro forma conversion value for the Convertible Notes of approximately $165 million.
During the years ended December 31, 2016 and 2015, the Company recorded the following expense in relation to the 2020 Convertible Notes at the effective rate of 5.10%:

(In millions)	2016	2015
Interest expense at 3.25% coupon rate	$9	$5
Debt discount amortization	4	2
Debt issuance costs amortization	1	1
	$14	$8

2019 Convertible Senior Notes
The Company has outstanding $345 million aggregate principal amount of 3.50% Convertible Notes due 2019, or the 2019 Convertible Notes. Interest on the 2019 Convertible Notes is payable semi-annually in arrears on February 1 and August 1 of each year. The 2019 Convertible Notes were convertible, under certain circumstances, into the Company’s Class A common stock, cash or a combination thereof at a conversion rate was of approximately 42.9644 shares of Class A common stock per $1,000 principal amount of 2019 Convertible Notes in accordance with the terms of the related indenture. The 2019 Convertible Notes mature on February 1, 2019, unless earlier repurchased or converted in accordance with their terms. Prior to the close of business on the business day immediately preceding August 1, 2018, the 2019 Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The 2019 Convertible Notes are guaranteed by NRG Yield Operating LLC and NRG Yield LLC.
The Company separately accounts for the liability (debt) and equity (conversion option) components of the 2019 Convertible Notes and recognized $23 million as the value for the equity component in 2014 with the offset to debt discount. The debt discount is amortized to interest expense using the effective interest method through February 2019.
As of December 31, 2016, the 2019 Convertible Notes were trading at approximately 99.6% of their face value, resulting in a total market value of $344 million compared to a carrying value of $335 million. The actual conversion value of the 2019 Convertible Notes is based on the product of the conversion rate and the market price of the Company's Class A common stock, as defined in the Convertible Debt indenture. As of December 31, 2016, the Company's Class A common stock closed at $15.36 per share, resulting in a pro forma conversion value for the Convertible Notes of approximately $228 million.
During the years ended December 31, 2016 and 2015, the Company recorded the following expense in relation to the 2019 Convertible Notes at the effective rate of 5.00%:

(In millions)	2016	2015
Interest expense at 3.5% coupon rate	$12	$12
Debt discount amortization	5	4
Debt issuance costs amortization	2	2
	$19	$18

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
During 2015, the Company borrowed $254 million from the revolving credit facility to finance the acquisition of the November 2015 Drop Down Assets as discussed in Note 3, Business Acquisitions, as well as fund dividend payments and tax equity contributions.
The Company borrowed $60 million from the revolving credit facility and repaid $366 million during the year ended December 31, 2016. The Company used its pro rata proceeds of $97.5 million from the CVSR Holdco Financing Arrangement in July 2016, a portion of its proceeds from the issuance of the 2026 Senior Notes in August 2015, as well as its cash on hand to repay the outstanding borrowings under the revolving credit facility.
As of December 31, 2016, there were no outstanding borrowings and the Company had $60 million of letters of credit outstanding under the revolving credit facility.
Project - level Debt
Energy Center Minneapolis LLC Series D Notes
On October 31, 2016, NRG Energy Center Minneapolis LLC, a subsidiary of the Company, received proceeds of $125 million from the issuance of 3.55% Series D notes due October 31, 2031, or the Series D Notes, and entered into a shelf facility for the anticipated issuance of an additional $70 million of notes at a 4.80% fixed rate. The Series D Notes will be secured by substantially all of the assets of NRG Energy Center Minneapolis LLC. NRG Thermal LLC has guaranteed the indebtedness and its guarantee is secured by a pledge of the equity interests in all of NRG Thermal LLC’s subsidiaries. NRG Energy Center Minneapolis LLC distributed the proceeds of the Series D Notes to NRG Thermal LLC, which in turn distributed the proceeds to NRG Yield Operating LLC to be utilized for general corporate purposes, including potential acquisitions.
CVSR Holdco Notes, due 2037
On July 15, 2016, CVSR Holdco, the indirect owner of the CVSR solar facility, issued $200 million of senior secured notes under the CVSR Holdco Financing Agreement, or 2037 CVSR Holdco Notes, that bear interest at 4.68% and mature on March 31, 2037.  Net proceeds were distributed to the Company and NRG based on their respective ownership as of July 15, 2016, and, accordingly, the Company received net proceeds of $97.5 million.
As described in Note 3, Business Acquisitions, on September 1, 2016, the Company acquired the remaining 51.05% of CVSR, and assumed additional debt of $496 million, which represents 51.05% of the CVSR project level debt and 51.05% of the 2037 CVSR Holdco Notes. In connection with the retrospective adjustment of prior periods, as described in Note 1, Nature of Business, the Company now consolidates CVSR and 100% of its debt, consisting of $771 million of project level debt and $200 million of 2037 CVSR Holdco Notes as of September 1, 2016.
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
Lease financing arrangements
Alta Wind Holdings (Alta Wind II - V) and Alta I (operating entities) have finance lease obligations issued under lease transactions whereby the respective operating entities sold and leased back undivided interests in specific assets of the project. The sale and related lease transactions are accounted for as financing arrangements as the operating entities have continued involvement with the property. The terms and conditions of each facility lease are substantially similar. Each operating entity makes rental payments as stipulated in the facility lease agreements on a semiannual basis every June 30 and December 30 through the final maturity dates. In addition, the operating entities have a credit agreement with a group of lenders that provides for the issuance of letters of credit to support certain operating and debt service obligations. Certain operations and maintenance, as well as rent reserve requirements are satisfied by letters of credit issued under the NRG Yield Operating agreement. As of December 31, 2016, $965 million was outstanding under the finance lease obligations, and $119 million of letters of credit were issued under the credit agreement and $23 million were issued under the Yield Credit Facility.
Interest Rate Swaps — Project Financings
Many of the Company's project subsidiaries entered into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. These swaps amortize in proportion to their respective loans and are floating for fixed where the project subsidiary pays its counterparty the equivalent of a fixed interest payment on a predetermined notional value and will receive quarterly the equivalent of a floating interest payment based on the same notional value. All interest rate swap payments by the project subsidiary and its counterparty are made quarterly and the LIBOR is determined in advance of each interest period. In connection with the acquisition of the Alta Wind Portfolio in 2015, as described in Note 3, Business Acquisitions, the Company acquired thirty-one additional interest rate swaps, thirty of which were settled during 2015. During 2015, the Company acquired thirty-two additional interest rate swaps in connection with the January 2015 and November 2015 Drop Downs, as described in Note 3, Business Acquisitions.

The following table summarizes the swaps, some of which are forward starting as indicated, related to the Company's project level debt as of December 31, 2016:

	% of Principal	Fixed Interest Rate	Floating Interest Rate	Notional Amount at December 31, 2016 (In millions)	Effective Date	Maturity Date
Alpine	85%	2.744%	3-Month LIBOR	$115	various	December 31, 2029
Alpine	85%	2.421%	3-Month LIBOR	8	June 24, 2014	June 30, 2025
Avra Valley	85%	2.333%	3-Month LIBOR	49	November 30, 2012	November 30, 2030
AWAM	100%	2.47%	3-Month LIBOR	18	May 22, 2013	May 15, 2031
Blythe	75%	3.563%	3-Month LIBOR	14	June 25, 2010	June 25, 2028
Borrego	75%	1.125%	3-Month LIBOR	7	April 3, 2013	June 30, 2020
El Segundo	75%	2.417%	3-Month LIBOR	330	November 30, 2011	August 31, 2023
Kansas South	75%	2.368%	6-Month LIBOR	23	June 28, 2013	December 31, 2030
Laredo Ridge	75%	2.31%	3-Month LIBOR	79	March 31, 2011	March 31, 2026
Marsh Landing	75%	3.244%	3-Month LIBOR	342	June 28, 2013	June 30, 2023
Roadrunner	75%	4.313%	3-Month LIBOR	28	September 30, 2011	December 31, 2029
South Trent	75%	3.265%	3-Month LIBOR	43	June 15, 2010	June 14, 2020
South Trent	75%	4.95%	3-Month LIBOR	21	June 30, 2020	June 14, 2028
Tapestry	75%	2.21%	3-Month LIBOR	155	December 30, 2011	December 21, 2021
Tapestry	50%	3.57%	3-Month LIBOR	60	December 21, 2021	December 21, 2029
Viento Funding II	90%	various	6-mo. LIBOR	160	various	various
Viento Funding II	90%	4.985%	6-mo. LIBOR	65	July 11, 2023	June 30, 2028
Walnut Creek Energy	75%	various	3-Month LIBOR	276	June 28, 2013	May 31, 2023
WCEP Holdings	90%	4.003%	3-Month LIBOR	46	June 28, 2013	May 31, 2023
Total				$1,839
Annual Maturities
Annual payments based on the maturities of the Company's debt, for the years ending after December 31, 2016, are as follows:

(In millions)
2017	$282
2018	292
2019	651
2020	641
2021	439
Thereafter	3,492
Total	$5,797
Note 11 — Earnings Per Share
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
The number of shares and per share amounts for the prior periods presented below have been retrospectively restated to reflect the Recapitalization as further described in Note 12, Stockholders' Equity.

The reconciliation of the Company's basic and diluted earnings per share is shown in the following table:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted earnings per share attributable to NRG Yield, Inc. common stockholders
Net income attributable to NRG Yield, Inc.	$20	$37	$14	$19	$8	$8
Weighted average number of common shares outstanding — basic and diluted	35	63	35	49	28	28
Earnings per weighted average common share — basic and diluted	$0.58	$0.58	$0.40	$0.40	$0.30	$0.30

(a) Net income attributable to NRG Yield, Inc. and basic and diluted earnings per share might not recalculate due to presenting values in millions rather than whole dollars.
The following table summarizes the Company's outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company's diluted earnings per share:

	Year Ended December 31,
	2016	2015	2014
	(In millions of shares)
2019 Convertible Notes - Common Class A	15	15	12
2020 Convertible Notes - Common Class C	10	5	—
Note 12 — Stockholders' Equity
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
Dividends to Class A and Class C common stockholders
The following table lists the dividends paid on the Company's Class A and Class C common stock during the year ended December 31, 2016:

	Fourth Quarter 2016	Third Quarter 2016	Second Quarter 2016	First Quarter 2016
Dividends per Class A share	$0.25	$0.24	$0.23	$0.225
Dividends per Class C share	$0.25	$0.24	$0.23	$0.225
Dividends on the Class A and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
On February 15, 2017, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.26 per share payable on March 15, 2017, to stockholders of record as of March 1, 2017.
The Company also authorized 10,000,000 shares of preferred stock, par value $0.01 per share. None of the shares of preferred stock have been issued.
Distributions to NRG
The following table lists the distributions paid to NRG during the year ended December 31, 2016:

	Fourth Quarter 2016	Third Quarter 2016	Second Quarter 2016	First Quarter 2016
Distributions per Class B unit	$0.25	$0.24	$0.23	$0.225
Distributions per Class D unit	$0.25	$0.24	$0.23	$0.225
The portion of the distributions paid by NRG Yield LLC to NRG is recorded as a reduction to the Company's noncontrolling interest balance. The portion of the distributions paid by NRG Yield LLC to the Company was utilized to fund the dividends to the Class A and Class C common stockholders described above.
On February 15, 2017, NRG Yield LLC declared a quarterly distribution on its Class B and Class D common stock of $0.26 per unit payable to NRG on March 15, 2017.
During 2016, 2015 and 2014, the Company acquired the Drop Down Assets from NRG, as described in Note 3, Business Acquisitions. The difference between the cash paid and historical value of the CVSR Drop Down of $112 million, as well as $6 million of AOCL, was recorded as a distribution to NRG and reduced the balance of its noncontrolling interest in 2016. The difference between the cash paid and historical value of the January 2015 and November 2015 Drop Down Assets of $109 million, as well as $32 million of AOCL, was recorded as a contribution from NRG and increased the balance of its noncontrolling interest in 2015. The difference between the cash paid and historical value of the June 2014 Drop Down Assets of $113 million was recorded as a distribution to NRG and reduced the balance of its noncontrolling interest in 2014.  In addition, as the projects were owned by NRG prior to the Company’s acquisitions, the pre-acquisition earnings of such projects are recorded as attributable to NRG's noncontrolling interest. Prior to the date of acquisition, certain of the projects made distributions to NRG and NRG made contributions into certain projects.  These amounts are reflected within the Company’s statement of stockholders’ equity as changes in the noncontrolling interest balance. In addition, NRG maintained a 25% ownership interest in the Class B interests of NRG Wind TE Holdco.  This 25% interest is also reflected within the Company’s noncontrolling interest balance.
Note 13 — Segment Reporting
The Company’s segment structure reflects how management currently operates and allocates resources. The Company's businesses are segregated based on conventional power generation, renewable businesses which consist of solar and wind, and the thermal and chilled water business. The Corporate segment reflects the Company's corporate costs. The Company's chief operating decision maker, its Chief Executive Officer, evaluates the performance of its segments based on operational measures including adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, and CAFD, as well as economic gross margin and net income (loss).

The Company generated more than 10% of its revenues from the following customers for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
Customer	Conventional (%)	Renewables (%)	Conventional (%)	Renewables (%)	Conventional (%)	Renewables (%)
SCE	21%	21%	23%	17%	24%	7%
PG&E	12%	11%	13%	12%	15%	13%

	Year ended December 31, 2016
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$333	$518	$170	$—	$1,021
Cost of operations	66	126	114	—	306
Depreciation and amortization	80	197	20	—	297
Impairment losses	—	183	—	—	183
General and administrative	—	—	—	16	16
Acquisition-related transaction and integration costs	—	—	—	1	1
Operating income (loss)	187	12	36	(17)	218
Equity in earnings of unconsolidated affiliates	13	24	—	—	37
Other income, net	1	2	—	—	3
Interest expense	(48)	(141)	(7)	(78)	(274)
Income (loss) before income taxes	153	(103)	29	(95)	(16)
Income tax benefit	—	—	—	(1)	(1)
Net Income (Loss)	$153	$(103)	$29	$(94)	$(15)
Balance Sheet
Equity investment in affiliates	$106	$604	$—	$—	$710
Capital expenditures (a)	7	2	14	—	23
Total Assets	$1,993	$5,535	$426	$429	$8,383

(a) Includes accruals.

	Year ended December 31, 2015
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$336	$443	$174	$—	$953
Cost of operations	59	136	126	—	321
Depreciation and amortization	81	197	19	—	297
General and administrative	—	—	—	12	12
Acquisition-related transaction and integration costs	—	—	—	3	3
Operating income (loss)	196	110	29	(15)	320
Equity in earnings of unconsolidated affiliates	14	12	—	—	26
Other income, net	1	2	—	—	3
Loss on debt extinguishment	(7)	(2)	—	—	(9)
Interest expense	(48)	(147)	(7)	(61)	(263)
Income (loss) before income taxes	156	(25)	22	(76)	77
Income tax expense	—	—	—	12	12
Net Income (Loss)	$156	$(25)	$22	$(88)	$65
Balance Sheet
Equity investments in affiliates	$110	$587	$—	$—	$697
Capital expenditures (a)	4	6	20	—	30
Total Assets	$2,102	$5,970	$428	$189	$8,689

(a) Includes accruals.

	Year ended December 31, 2014
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$317	$316	$195	$—	$828
Cost of operations	55	83	139	—	277
Depreciation and amortization	82	133	18	—	233
General and administrative	—	—	—	8	8
Acquisition-related transaction and integration costs	—	—	—	4	4
Operating income (loss)	180	100	38	(12)	306
Equity in earnings of unconsolidated affiliates	14	3	—	—	17
Other income, net	—	5	—	1	6
Loss on debt extinguishment	—	(1)	—	—	(1)
Interest expense	(53)	(126)	(7)	(30)	(216)
Income (loss) before income taxes	141	(19)	31	(41)	112
Income tax expense	—	—	—	4	4
Net Income (Loss)	$141	$(19)	$31	$(45)	$108
Note 14 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following amounts:

	Year Ended December 31,
	2016	2015	2014
	(In millions, except percentages)
Current
U.S. Federal	$—	$—	$—
State	—	—	—
Total — current	—	—	—
Deferred
U.S. Federal	(1)	10	2
State	—	2	2
Total — deferred	(1)	12	4
Total income tax (benefit) expense	$(1)	$12	$4
Effective tax rate	6.3%	15.6%	3.6%
A reconciliation of the U.S. federal statutory rate of 35% to the Company's effective rate is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In millions, except percentages)
Income Before Income Taxes	(16)	77	112
Tax at 35%	(6)	27	39
State taxes, net of federal benefit	—	2	1
Investment tax credits	(1)	(1)	—
Impact of non-taxable partnership earnings	5	(15)	(31)
Production tax credits, including prior year true-up	4	(4)	(6)
Change in state effective tax rate	—	—	1
Other	(3)	3	—
Income tax (benefit) expense	$(1)	$12	$4
Effective income tax rate	6.3%	15.6%	3.6%
For the years ended December 31, 2016, 2015 and 2014, the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its interest in NRG Yield LLC and production and investment tax credits generated from certain wind and solar assets, respectively.

The Company currently owns 53.3% of NRG Yield LLC and consolidates the results due to its controlling interest. The Company records NRG's 46.7% ownership as noncontrolling interest in the financial statements. For tax purposes, NRG Yield LLC is treated as a partnership; therefore, the Company and NRG each record their respective share of taxable income or loss.
The temporary differences, which gave rise to the Company's deferred tax assets, consisted of the following:

	As of December 31,
	2016	2015
	(In millions)
Deferred tax liabilities:
Investment in projects	$3	$27
Total deferred tax liabilities	3	27
Deferred tax assets:
Production tax credits carryforwards	5	10
Investment tax credits	1	1
U.S. Federal net operating loss carryforwards	226	181
State net operating loss carryforwards	3	5
Total deferred tax assets	235	197
Valuation allowance	$(16)	$—
Total deferred tax assets, net of valuation allowance	$219	$197
Net deferred noncurrent tax asset	$216	$170
Tax Receivable and Payable
As of December 31, 2016, the Company had a domestic tax receivable of $6 million, which related to federal cash grants for the Borrego project. This amount is fully reserved pending further discussions with the US Treasury Department.
Deferred Tax Assets and Valuation Allowance
Net deferred tax balance — As of December 31, 2016 and 2015, NRG recorded a net deferred tax asset of $232 million and $170 million, respectively. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income which includes the future reversal of existing taxable temporary differences to realize deferred tax assets. The Company considered the profit before tax generated in recent years, as well as projections of future earnings and estimates of taxable income in arriving at this conclusion. The Company believes that $16 million, a deferred tax asset, expected to generate a capital loss, for which there are no existing capital gains or available tax planning strategies to utilize the asset in the future may not be realized, resulting in the recording of a valuation allowance.
NOL carryforwards — At December 31, 2016, the Company had domestic NOLs carryforwards for federal income tax purposes of $226 million and cumulative state NOLs of $3 million tax-effected.
Uncertain Tax Positions
The Company had no identified uncertain tax positions that require evaluation as of December 31, 2016.

Note 15 — Related Party Transactions
In addition to the transactions and relationships described elsewhere in the notes to the consolidated financial statements, certain subsidiaries of NRG provide services to the Company's project entities. Amounts due to NRG subsidiaries are recorded as accounts payable — affiliate and amounts due to the Company from NRG subsidiaries are recorded as accounts receivable — affiliate in the Company's balance sheet. The disclosures below summarize the Company's material related party transactions with NRG and its subsidiaries that are included in the Company's operating revenues, operating costs and other income and expense.
Power Hedge Contracts by and between Renewable Entities and NRG Texas Power LLC
Certain NRG Wind TE Holdco entities, which are subsidiaries in the Renewables segment, entered into power hedge contracts with NRG Texas Power LLC, a subsidiary of NRG, and generated $16 million and $12 million of revenues during the years ended December 31, 2015 and 2014, respectively. Included in the revenues for the years ended December 31, 2015, and 2014, are unrealized losses and gains, respectively, on forward contracts with NRG Texas Power LLC hedging the sale of power from Elbow Creek, extending through the end of 2015, as further described in Note 7, Accounting for Derivative Instruments and Hedging Activities. Effective October 2015, Elbow Creek entered into a PPA with NRG Power Marketing LLC, or NRG Power Marketing, a wholly-owned subsidiary of NRG, as further described below, and the hedge agreement between Elbow Creek and NRG Texas Power LLC was terminated.
PPA by and between Elbow Creek and NRG
In October 2015, Elbow Creek, the Company's subsidiary in the Renewables segment, entered into a PPA with NRG Power Marketing for the sale of energy and environmental attributes with the effective date of November 1, 2015, and an expiration date of October 31, 2022. Elbow Creek generated $8 million of revenue during the year ended December 31, 2016.
PPA by and between NRG Energy Center Dover LLC and NRG
In February 2016, NRG Energy Center Dover LLC, or NRG Dover, a subsidiary of the Company, entered into a PPA with NRG Power Marketing for the sale of energy and environmental attributes with an effective date of February 1, 2016 and expiration date of December 31, 2018. NRG Dover generated $5 million of revenue during the year ended December 31, 2016. The agreement in place is in addition to the existing Power Sales and Services Agreement described further below.
Power Sales and Services Agreement by and between NRG Energy Center Dover LLC and NRG
NRG Dover is party to a Power Sales and Services Agreement with NRG Power Marketing. The agreement is automatically renewed on a month-to-month basis unless terminated by either party upon at least 30 day written notice. Under the agreement, NRG Power Marketing has the exclusive right to (i) manage, market and sell power, (ii) procure fuel and fuel transportation for operation of the Dover generating facility, to include for purposes other than generating power, (iii) procure transmission services required for the sale of power and (iv) procure and market emissions credits for operation of the Dover generating facility.
In addition, NRG Power Marketing has the exclusive right and obligation to direct the output from the generating facility, in accordance with and to meet the terms of any power sales contracts executed against the power generation of the Dover facility. Under the agreement, NRG Power Marketing pays NRG Dover gross receipts generated through sales, less costs incurred by NRG Power Marketing related to providing such services as transmission and delivery costs, as well as fuel costs. For the years ended December 31, 2016, 2015 and 2014, NRG Dover purchased approximately $1 million, $5 million and $10 million, respectively, of natural gas from NRG Power Marketing under the Power Sales and Services Agreement.
Energy Marketing Services Agreement by and between NRG Energy Center Minneapolis LLC and NRG
NRG Energy Center Minneapolis LLC, or NRG Minneapolis, a subsidiary of the Company is party to an Energy Marketing Services Agreement with NRG Power Marketing. The agreement commenced in August 2014 and is automatically renewed annually unless terminated by either party upon at least 90 day written notice prior to the end of any term. Under the agreement, NRG Power Marketing will procure fuel and fuel transportation for the operation of the Minneapolis generating facility. For the years ended December 31, 2016, 2015 and 2014, NRG Minneapolis purchased approximately $7 million, $8 million and $2 million, respectively, of natural gas from NRG Power Marketing.

Operations and Maintenance (O&M) Services Agreements by and between Thermal Entities and NRG
On October 1, 2014, NRG entered into Plant O&M Services Agreements with certain wholly-owned subsidiaries of the Company. NRG provides necessary and appropriate services to operate and maintain the subsidiaries' plant operations, businesses and thermal facilities. NRG is to be reimbursed for the provided services, as well as for all reasonable and related expenses and expenditures, and payments to third parties for services and materials rendered to or on behalf of the parties to the agreements. NRG is not entitled to any management fee or mark-up under the agreements. Prior to October 1, 2014, NRG provided the same services to Thermal entities on an informal basis. For each of the years ended December 31, 2016 and 2015, total fees incurred under the agreements were $29 million. For the year ended December 31, 2014, total fees incurred were $27 million. There was a balance of $20 million and $29 million due to NRG in accounts payable — affiliate as of December 31, 2016, and 2015, respectively. As of December 31, 2016, $11 million of the balance was recorded in the current liabilities of the consolidated balance sheet and $9 million was recorded in non-current liabilities of the consolidated balance sheet.
O&M Services Agreements by and between GenConn and NRG
GenConn incurs fees under two O&M agreements with wholly-owned subsidiaries of NRG. The fees incurred under the agreements were $5 million, $4 million and $6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
O&M Services Agreements by and between El Segundo and NRG El Segundo Operations
El Segundo incurs fees under an O&M agreement with NRG El Segundo Operations, Inc., a wholly-owned subsidiary of NRG. Under the O&M agreement, NRG El Segundo Operations, Inc. manages, operates and maintains the El Segundo facility for an initial term of ten years following the commercial operations date. For each of the years ended December 31, 2016, 2015 and 2014, the costs incurred under the agreement were approximately $4 million. There was a balance of $1 million due to NRG El Segundo in accounts payable — affiliate as of December 31, 2016 and 2015.
Administrative Services Agreement by and between Marsh Landing and GenOn Energy Services, LLC and related Assignment and Assumption Agreement
Marsh Landing was a party to an administrative services agreement with GenOn Energy Services, LLC, a wholly owned subsidiary of NRG, through December 18, 2016. Under the agreement, GenOn Energy Services, LLC provided processing and invoice payment services on behalf of Marsh Landing. Marsh Landing reimbursed GenOn Energy Services, LLC for the amounts it paid. The Company reimbursed costs under this agreement of approximately $14 million for the year ended December 31, 2016, and $13 million for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2014, $2 million was capitalized. There was a balance of $1 million and $6 million due to GenOn Energy Services, LLC in accounts payable — affiliate as of December 31, 2016 and 2015, respectively.
Marsh Landing had the right to terminate the agreement for convenience upon thirty days prior written notice. In lieu of a termination of the agreement, Marsh Landing requested that GenOn Energy Services LLC enter into an assignment and assumption agreement with NRG West Coast LLC, a wholly owned subsidiary of NRG. The administrative services agreement was assigned to NRG West Coast LLC on December 19, 2016.
Administrative Services Agreement by and between CVSR and NRG
CVSR was a party to an administrative services agreement with NRG Energy Services, a wholly-owned subsidiary of NRG, which was subsequently assigned to NRG Renew Operations & Maintenance LLC, or RENOM, on July 15, 2015. The Company reimbursed a total of $4 million and $7 million to NRG Energy Services for the expenses incurred for the years ended December 31, 2015 and 2014, respectively. See below for further discussions of the costs incurred by CVSR under the administrative services agreement with RENOM in 2016.
Administrative Services Agreement by and between the Company and NRG Renew Operations & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to an administrative services agreement with RENOM, a wholly-owned subsidiary of NRG, which provides O&M services on behalf of these entities. The Company incurred total expenses for these services in the amount of $13 million and $7 million for the years ended December 31, 2016 and 2015, respectively. There was a balance of $5 million and $1 million due to RENOM as of December 31, 2016 and 2015, respectively.

O&M Services Agreements by and between Walnut Creek and NRG
Walnut Creek incurs fees under an O&M agreement with NRG Energy Services LLC, a wholly-owned subsidiary of NRG. Under the O&M agreement, NRG Energy Services LLC manages, operates and maintains the Walnut Creek facility and is reimbursed for the services provided. The Company incurred total expenses for these services in the amount of $3 million for each of the years ended December 31, 2016 and 2015 and $2 million for the year ended December 31, 2014.
Management Services Agreement by and between the Company and NRG
NRG provides the Company with various operational, management, and administrative services, which include human resources, accounting, tax, legal, information systems, treasury, and risk management, as set forth in the Management Services Agreement. As of December 31, 2016, the base management fee was approximately $7.5 million per year, subject to an inflation-based adjustment annually, at an inflation factor based on the year-over-year U.S. consumer price index. The fee is also subject to adjustments following the consummation of future acquisitions and as a result of a change in the scope of services provided under the Management Services Agreement. During the year ended December 31, 2016, the fee was increased by approximately $0.5 million per year, primarily due to the acquisition of the CVSR Drop Down. In addition to the base management fee, the Company is also responsible for any expenses that are directly incurred and paid for by NRG on behalf of the Company. Costs incurred under this agreement were approximately $10 million, $8 million, and $6 million for the years ended December 31, 2016, 2015, and 2014, respectively. There was a balance of $3 million in accounts payable — affiliate due to NRG as of December 31, 2016.
Administrative Services Agreements by and between Wind TE Holdco LLC and NRG
NRG Asset Services LLC, a wholly-owned subsidiary of NRG, provides support services to NRG Wind TE Holdco LLC project entities pursuant to various support services agreements. The agreements provide for administrative and support services and reimbursements of certain insurance, consultant and credit costs. For the years ended December 31, 2016, 2015 and 2014, the costs incurred under the agreements were $2 million, $3 million and $1 million, respectively.
Accounts Payable to NRG Repowering Holdings LLC
During 2013, NRG Repowering Holdings, LLC, a wholly-owned subsidiary of NRG, made payments to BA Leasing BSC, LLC, or BA Leasing, of $18 million, which were expected to be repaid with the proceeds of the cash grant received by BA Leasing with respect to the PFMG DG Solar Projects, in connection with a sale-leaseback arrangement between the PFMG DG Solar Projects and BA Leasing. As of December 31, 2014, PFMG DG Solar Projects had a corresponding receivable for the reimbursement of the cash grant from BA Leasing and related payable to NRG Repowering Holdings, LLC. In the first quarter of 2014, the PFMG DG Solar Projects received $11 million from BA Leasing and reduced the remaining receivable with an offset to the deferred liability recorded in connection with the sale - leaseback arrangement. The PFMG DG Solar Projects utilized the $11 million to repay NRG Repowering Holdings LLC. There was a balance of $7 million in accounts payable — affiliate as of December 31, 2015 which was settled in October 2016 with an offset to noncontrolling interest in the equity section of the consolidated balance sheet.
EPC Agreement by and between NECP and NRG
On October 31, 2016, NRG Business Services LLC, a subsidiary of NRG, and NECP, a wholly owned subsidiary of the Company, entered into an EPC agreement for the construction of a 73 MWt district energy system for NECP to provide 150 kpph of steam, 6,750 tons of chilled water and 7.5 MW of emergency backup power service to UPMC Mercy. The initial term of the energy services agreement with UPMC Mercy will be for a period of twenty years from the service commencement date.  Pursuant to the terms of the EPC agreement, NECP agreed to pay NRG Business Services LLC $79 million, subject to adjustment based upon certain conditions in the EPC agreement, upon substantial completion of the project. The project is expected to reach COD in the first quarter of 2018. On January 5, 2017, the parties amended the EPC Agreement, based on a customer change order, to increase the capacity of the district energy system from 73 MWt to 80 MWt, which also increased the payment from $79 million to $87 million.
Note 16 — Commitments and Contingencies
Operating Lease Commitments
The Company leases certain facilities and equipment under operating leases, some of which include escalation clauses, expiring on various dates through 2048. The effects of these scheduled rent increases, leasehold incentives, and rent concessions are recognized on a straight-line basis over the lease term unless another systematic and rational allocation basis is more representative of the time pattern in which the leased property is physically employed. Lease expense under operating leases was $15 million, $10 million, and $9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease commitments under operating leases for the years ending after December 31, 2016, are as follows:

Period	(In millions)
2017	$9
2018	9
2019	10
2020	9
2021	9
Thereafter	152
Total	$198
Gas and Transportation Commitments
The Company has entered into contractual arrangements to procure power, fuel and associated transportation services. For the years ended December 31, 2016, 2015 and 2014, the Company purchased $32 million, $40 million and $55 million, respectively, under such arrangements. As further described in Note 15, Related Party Transactions, these balances include intercompany purchases in the amount of $8 million, $13 million, and $12 million, respectively.
As of December 31, 2016, the Company's commitments under such outstanding agreements are estimated as follows:

Period	(In millions)
2017	$13
2018	5
2019	2
2020	3
2021	3
Thereafter	19
Total	$45
Contingencies
The Company's material legal proceedings are described below. The Company believes that it has valid defenses to these legal proceedings and intends to defend them vigorously. The Company records reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. In addition, legal costs are expensed as incurred. Management assesses such matters based on current information and makes a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought and the probability of success. The Company is unable to predict the outcome of the legal proceedings below or reasonably estimate the scope or amount of any associated costs and potential liabilities. As additional information becomes available, management adjusts its assessment and estimates of such contingencies accordingly. Because litigation is subject to inherent uncertainties and unfavorable rulings or developments, it is possible that the ultimate resolution of the Company's liabilities and contingencies could be at amounts that are different from its currently recorded reserves and that such difference could be material.
In addition to the legal proceedings noted below, the Company and its subsidiaries are party to other litigation or legal proceedings arising in the ordinary course of business. In management's opinion, the disposition of these ordinary course matters will not materially adversely affect the Company's consolidated financial position, results of operations, or cash flows.
Braun v. NRG Yield, Inc. — On April 19, 2016, plaintiffs filed a putative class action lawsuit against NRG Yield, Inc., the current and former members of its board of directors individually, and other parties in California Superior Court in Kern County, CA.  Plaintiffs allege various violations of the Securities Act due to the defendants’ alleged failure to disclose material facts related to low wind production prior to NRG Yield, Inc.'s June 22, 2015 Class C common stock offering.  Plaintiffs seek compensatory damages, rescission, attorney’s fees and costs. On August 3, 2016, the court approved a stipulation entered into by the parties. The stipulation provided that the plaintiffs would file an amended complaint by August 19, 2016, which they did on August 18, 2016. The defendants filed demurrers and a motion challenging jurisdiction on October 18, 2016. On February 24, 2017, the court approved the parties' stipulation which provides the plaintiffs' opposition is due on June 15, 2017 and defendants' reply is due on August 14, 2017.

Ahmed v. NRG Energy, Inc. and the NRG Yield Board of Directors — On September 15, 2016, plaintiffs filed a putative class action lawsuit against NRG Energy, Inc., the directors of NRG Yield, Inc., and other parties in the Delaware Chancery Court. The complaint alleges that the defendants breached their respective fiduciary duties with regard to the recapitalization of NRG Yield, Inc. common stock in 2015. The plaintiffs generally seek economic damages, attorney’s fees and injunctive relief. The defendants filed a motion to dismiss the lawsuit on December 21, 2016. Plaintiffs filed their objection to the motion to dismiss on February 15, 2017. Oral argument is scheduled for June 20, 2017.
Note 17 — Unaudited Quarterly Data
Refer to Note 2, Summary of Significant Accounting Policies, and Note 3, Business Acquisitions, for a description of the effect of unusual or infrequently occurring events during the quarterly periods. Summarized unaudited quarterly financial data is as follows:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2016
	(In millions, except per share data)
Operating Revenues	$232	$272	$283	$234
Operating (Loss) Income	(99)	117	128	72
Net (Loss) Income	(126)	47	63	1

Net (Loss) Income Attributable to NRG Yield, Inc.	$(13)	$33	$32	$5
Weighted average number of Class A common shares outstanding — basic	35	35	35	35
Weighted average number of Class A common shares outstanding — diluted	35	49	49	35
Weighted average number of Class C common shares outstanding — basic	63	63	63	63
Weighted average number of Class C common shares outstanding — diluted	63	73	73	63
(Loss) Earnings per Weighted Average Class A and Class C Common Share - Basic	(0.14)	0.34	0.33	0.05
(Loss) Earnings per Weighted Average Class A Common Share - Diluted	(0.14)	0.30	0.29	0.05
(Loss) Earnings per Weighted Average Class C Common Share - Diluted	$(0.14)	$0.32	$0.31	$0.05

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2015
	(In millions, except per share data)
Operating Revenues	$224	$256	$259	$214
Operating Income	70	101	99	50
Net Income (Loss)	12	32	42	(21)

Net Income (Loss) Attributable to NRG Yield, Inc.	11	17	10	(5)
Weighted average number of Class A common shares outstanding - basic and diluted	35	35	35	35
Weighted average number of Class C common shares outstanding - basic and diluted	63	63	35	35
Earnings (Loss) per Weighted Average Class A and Class C Common Share - Basic and Diluted	$0.12	$0.18	$0.15	$(0.07)

Schedule I
NRG Yield, Inc. (Parent)
Condensed Financial Information of Registrant
Condensed Statements of Income

	Year ended December 31,
(In millions)	2016	2015	2014

Total operating expense	$2	$2	$—
Equity (loss) earnings in consolidated subsidiaries	(2)	88	117
Interest expense	(12)	(9)	(5)
Total other (loss) income, net	(14)	79	112
(Loss) Income Before Income Taxes	(16)	77	112
Income tax (benefit) expense	(1)	12	4
Net (Loss) Income	(15)	65	108
Less: Net (loss) income attributable to noncontrolling interests	(82)	42	48
Less: Pre-acquisition net (loss) income of Drop Down Assets	10	(10)	44
Net Income Attributable to NRG Yield, Inc.	$57	$33	$16

See accompanying notes to condensed financial statements.

Schedule I
NRG Yield, Inc. (Parent)
Condensed Balance Sheets

	Year ended December 31,
	2016	2015
	(In millions)
Assets
Current Assets:
Cash and cash equivalents	$1	$1
Noncurrent Assets:
Investment in consolidated subsidiaries	2,135	2,540
Note receivable - Yield Operating	618	618
Deferred income taxes	216	170
Total Assets	2,970	3,329

Liabilities and Equity
Accounts payable — affiliate	—	4
Other current liabilities	2	1
Long-term debt	598	586
Total Liabilities	600	591

Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 182,848,000 shares issued and outstanding (Class A 34,586,250, Class B 42,738,750, Class C 62,784,250, Class D 42,738,750) at December 31, 2016 and 2015	1	1
Additional paid-in capital	1,879	1,855
Retained earnings	(2)	12
Accumulated other comprehensive loss	(28)	(27)
Noncontrolling interest	520	897
Total Stockholders' Equity	2,370	2,738
Total Liabilities and Stockholders' Equity	$2,970	$3,329

See accompanying notes to condensed financial statements.

Schedule I
NRG Yield, Inc. (Parent)
Condensed Statements of Cash Flows

	Years ended December 31,
	2016	2015	2014
	(In millions)
Net Cash (Used in) Provided by Operating Activities	$(5)	$2	$(1)
Cash Flows from Investing Activities
Investments in consolidated affiliates	5	(600)	(630)
Increase in notes receivable - affiliate	—	(281)	(337)
Net Cash Provided by (Used in) Investing Activities	5	(881)	(967)
Cash Flows from Financing Activities
Proceeds from issuance of debt	—	288	345
Proceeds from the issuance of common stock	—	599	630
Payment of debt issuance costs	—	(7)	(7)
Cash received from Yield LLC for the payment of dividends	92	69	41
Payment of dividends	(92)	(69)	(41)
Net Cash Provided by Financing Activities	—	880	968
Net (Decrease) Increase in Cash and Cash Equivalents	—	1	—
Cash and Cash Equivalents at Beginning of Period	1	—	—
Cash and Cash Equivalents at End of Period	$1	$1	$—
See accompanying notes to condensed financial statements.

Schedule I
NRG Yield, Inc. (Parent)
Notes to Condensed Financial Statements
Note 1 — Background and Basis of Presentation
Background
The Company was formed by NRG as a Delaware corporation on December 20, 2012 and closed its initial public offering on July 22, 2013. In connection with its initial public offering, the Company's shares of Class A common stock began trading on the New York Stock Exchange under the symbol “NYLD.”
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
The Company is the sole managing member of NRG Yield LLC and operates and controls all of its business and affairs and consolidates the financial results of NRG Yield LLC and its subsidiaries. NRG Yield LLC is a holding company for the companies that directly and indirectly own and operate the Company's business. As of December 31, 2016, the Company and NRG have 53.3% and 46.7% economic interests in NRG Yield LLC, respectively. As a result of the current ownership of the Class B common stock and Class D common stock, NRG continues at the present time to control the Company, and the Company in turn, as the sole managing member of NRG Yield LLC, controls NRG Yield LLC and its subsidiaries.
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
Note 2 — Long-Term Debt
For a discussion of NRG Yield Inc.’s financing arrangements, see Note 10, Long-term Debt, to the Company's consolidated financial statements.
Note 3 — Commitments, Contingencies and Guarantees
See Note 14, Income Taxes, and Note 16, Commitments and Contingencies, to the Company's consolidated financial statements for a detailed discussion of NRG Yield, Inc.’s commitments and contingencies.
Note 4 — Dividends
Cash distributions paid to NRG Yield, Inc. by its subsidiary, NRG Yield LLC, were $92 million, $69 million, and $41 million for the years ended December 31, 2016, 2015, and 2014, respectively.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2016

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Period
	(In millions)
Income tax valuation allowance, deducted from deferred tax assets
Year Ended December 31, 2016	$—	$—	$16	$16

EXHIBIT INDEX

Number	Description	Method of Filing
2.1	Purchase and Sale Agreement, dated as of May 5, 2014, by and between NRG Gas Development Company, LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 9, 2014.
2.2	Purchase and Sale Agreement, dated as of May 5, 2014, by and between NRG Solar PV LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on May 9, 2014.
2.3	Purchase and Sale Agreement, dated as of May 5, 2014, by and between NRG Solar PV LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on May 9, 2014.
2.4
Purchase and Sale Agreement, dated June 3, 2014, by and among NRG Yield, Inc., NRG Yield Operating LLC, Terra-Gen Finance Company, LLC, NTD AWAM Holdings, LLC, CHIPS Alta Wind X Holding Company, LLC and CHIPS Alta Wind XI Holding Company, LLC.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2014.
2.5	Purchase and Sale Agreement, dated as of November 4, 2014, by and between NRG Wind LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 7, 2014.
2.6	Purchase and Sale Agreement, dated as of November 4, 2014, by and between NRG Arroyo Nogales LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on November 7, 2014.
2.7*^	Purchase and Sale Agreement, dated as of June 17, 2015, by and between EFS Desert Sun, LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2015.
2.8	Purchase and Sale Agreement, dated as of September 17, 2015, by and between NRG Energy Gas & Wind Holdings, Inc. and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 21, 2015.
2.9	Purchase and Sale Agreement, dated as of August 8, 2016, between NRG Solar CVSR Holdings 2 LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on August 9, 2016.
3.1	Restated Certificate of Incorporation of NRG Yield, Inc., dated as of May 2, 2016.	Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on May 5, 2016.
3.2	Third Amended and Restated Bylaws of NRG Yield, Inc., dated as of February 23, 2016.	Incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed on February 29, 2016.
4.1	Third Amended and Restated Limited Liability Company Agreement of NRG Yield LLC, dated as of May 14, 2015.	Incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 15, 2015.
4.2
Indenture, dated February 11, 2014, among NRG Yield, Inc., NRG Yield Operating LLC and NRG Yield LLC, as Guarantors, and Wilmington Trust, National Association, as trustee, re: the Company’s 3.50% Convertible Senior Notes due 2019.
Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 11, 2014.
4.3	Form of 3.50% Convertible Senior Note due 2019.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 11, 2014.
4.4	Indenture, dated August 5, 2014, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 5, 2014.
4.5	Form of 5.375% Senior Note due 2024.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 5, 2014.

4.6
Registration Rights Agreement, dated August 5, 2014, among NRG Yield Operating LLC, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers.
Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 5, 2014.
4.7	Supplemental Indenture, dated as of November 7, 2014, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 13, 2014.
4.8	Supplemental Indenture, dated as of February 25, 2015, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 27, 2015.
4.9	Third Supplemental Indenture, dated as of April 10, 2015, among NRG Yield Operating LLC, NRG Yield LLC, the other guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 16, 2015.
4.10	Fourth Supplemental Indenture, dated as of May 8, 2015, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 8, 2015.
4.11	Indenture, dated June 29, 2015, among NRG Yield, Inc., NRG Yield Operating LLC and NRG Yield LLC, as Guarantors, and Wilmington Trust, National Association, as Trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 29, 2015.
4.12	Form of 3.25% Convertible Senior Note due 2020.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 29, 2015.
4.13	Specimen Class A Common Stock Certificate.	Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A/A filed on May 8, 2015.
4.14	Specimen Class C Common Stock Certificate.	Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A/A filed on May 8, 2015.
4.15	Indenture, dated August 18, 2016, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on August 18, 2016.
4.16	Form of 5.000% Senior Note due 2026.	Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on August 18, 2016.
4.17	Registration Rights Agreement, dated August 18, 2016, among NRG Yield Operating LLC, the guarantors named therein and J.P. Morgan Securities LLC, as representative of the initial purchasers.	Incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed on August 18, 2016.
10.1	Amended and Restated Registration Rights Agreement, dated as of May 14, 2015, by and between NRG Energy, Inc. and NRG Yield, Inc.	Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 15, 2015.
10.2	Amended and Restated Exchange Agreement, dated as of May 14, 2015, by and among NRG Energy, Inc., NRG Yield, Inc. and NRG Yield LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 15, 2015.
10.3	Second Amended and Restated Right of First Offer Agreement, dated as of February 24, 2017, by and between NRG Energy, Inc. and NRG Yield, Inc.	Filed herewith.
10.4	Management Services Agreement, dated as of July 22, 2013, by and between NRG Energy, Inc., NRG Yield, Inc., NRG Yield LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 26, 2013.
10.5	Trademark License Agreement, dated as of July 22, 2013, by and between NRG Energy, Inc. and NRG Yield, Inc.	Incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on July 26, 2013.
10.6
Loan Guarantee Agreement, dated as of September 30, 2011, by and among High Plains Ranch II, LLC, as borrower, the U.S. Department of Energy, as guarantor, and the U.S. Department of Energy, as loan servicer.
Incorporated herein by reference to Exhibit 10.8 to the Company's Draft Registration Statement on Form S-1, filed on February 13, 2013.
10.7	Operation and Maintenance Agreement, dated as of January 31, 2011, by and between Avenal Solar Holdings LLC and NRG Energy Services LLC.	Incorporated herein by reference to Exhibit 10.11 to the Company's Draft Registration Statement on Form S-1filed on February 13, 2013.
10.8	Asset Management Agreement, dated as of August 30, 2012, by and between NRG Solar Avra Valley LLC and NRG Solar Asset Management LLC.	Incorporated herein by reference to Exhibit 10.12 to the Company's Draft Registration Statement on Form S-1 filed on February 13, 2013.

10.9	Operation and Maintenance Agreement, dated as of August 1, 2012, by and between NRG Energy Services LLC and NRG Solar Borrego I LLC.	Incorporated herein by reference to Exhibit 10.13 to the Company's Draft Registration Statement on Form S-1 filed on February 13, 2013.
10.10	Asset Management Agreement, dated as of March 15, 2012, by and between NRG Solar Alpine LLC and NRG Solar Asset Management LLC.	Incorporated herein by reference to Exhibit 10.14 to the Company's Draft Registration Statement on Form S-1 filed on February 13, 2013.
10.11	Operation and Maintenance Agreement, dated as of September 30, 2011, by and between NRG Energy Services LLC and High Plains Ranch II, LLC.	Incorporated herein by reference to Exhibit 10.15 to the Company's Draft Registration Statement on Form S-1 filed on February 13, 2013.
10.12	Project Administration Agreement, dated as of August 16, 2010, by and between South Trent Wind LLC and NRG Texas Power LLC.	Incorporated herein by reference to Exhibit 10.16 to the Company's Draft Registration Statement on Form S-1 filed on February 13, 2013.
10.13	Operation and Maintenance Agreement, dated as of April 24, 2009, by and between GenConn Devon LLC and Devon Power LLC.	Incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 filed on June 7, 2013.
10.14	Operation and Maintenance Agreement, dated as of April 24, 2009, by and between GenConn Middletown LLC and Middletown Power LLC.	Incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 filed on June 7, 2013.
10.15	Administrative Services Agreement, dated as of April 2, 2009, by and between GenOn Energy Services, LLC (formerly Mirant Services, LLC) and NRG Marsh Landing, LLC (formerly Mirant Marsh Landing, LLC.	Incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 filed on June 7, 2013.
10.16†	NRG Yield, Inc. Amended and Restated 2013 Equity Incentive Plan, dated as of May 14, 2015.	Incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 15, 2015.
10.17	Form of Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1/A filed on June 21, 2013.
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
10.23^
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of NRG RPV Holdco 1 LLC, dated as of March 1, 2016, by and between NRG Yield RPV Holding LLC and NRG Residential Solar Solutions LLC.
Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 5, 2016.
10.24^
Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of NRG DGPV Holdco 1 LLC, dated as of March 1, 2016, by and among NRG Yield DGPV Holding LLC, NRG Renew DG Holdings LLC and NRG Renew LLC.
Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 5, 2016.
10.25^	Amended and Restated Limited Liability Company Agreement of NRG DGPV Holdco 2 LLC, dated as of March 1, 2016, by and among NRG Yield DGPV Holding LLC, NRG Renew DG Holdings LLC, and NRG Renew LLC.	Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 5, 2016.
10.26
Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of NRG RPV Holdco 1 LLC, dated as of August 5, 2016, by and between NRG Yield RPV Holding LLC and NRG Residential Solar Solutions LLC.
Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2016.
10.27†	Employment Agreement, dated as of May 6, 2016, between NRG Yield, Inc. and Christopher S. Sotos.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A, filed on August 9, 2016.
10.28†	Form of NRG Yield, Inc. 2013 Equity Incentive Plan Restricted Stock Unit Agreement.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on November 4, 2016.
10.29†	NRG Yield, Inc. Annual Incentive Plan for Designated Corporate Officers.	Filed herewith.
10.30†	NRG Yield, Inc. Executive Change-in-Control and General Severance Plan.	Filed herewith.
21.1	Subsidiaries of NRG Yield, Inc.	Filed herewith.
23.1	Consent of KPMG LLP.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chad Plotkin.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

†	Indicates exhibits that constitute compensatory plans or arrangements.
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

Item 16 — Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG YIELD, INC. (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2017

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
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 28, 2017.

Signature	Title	Date
/s/ CHRISTOPHER S. SOTOS	President, Chief Executive Officer and Director	February 28, 2017
Christopher S. Sotos	(Principal Executive Officer)
/s/ CHAD PLOTKIN	Chief Financial Officer	February 28, 2017
Chad Plotkin	(Principal Financial Officer)
/s/ DAVID CALLEN	Chief Accounting Officer	February 28, 2017
David Callen	(Principal Accounting Officer)
/s/ MAURICIO GUTIERREZ	Chairman of the Board	February 28, 2017
Mauricio Gutierrez
/s/ KIRKLAND B. ANDREWS	Director	February 28, 2017
Kirkland B. Andrews
/s/ JOHN CHILLEMI	Director	February 28, 2017
John Chillemi
/s/ JOHN CHLEBOWSKI	Director	February 28, 2017
John Chlebowski
/s/ BRIAN FORD	Director	February 28, 2017
Brian Ford
/s/ FERRELL MCCLEAN	Director	February 28, 2017
Ferrell McClean