Form 10-Q
period 2017-09-30
NRG Yield, Inc.
filed 2017-11-02
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2017

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
Yes ☐       No ☒
As of October 31, 2017, there were 34,586,250 shares of Class A common stock outstanding, par value $0.01 per share, 42,738,750 shares of Class B common stock outstanding, par value $0.01 per share, 64,717,087 shares of Class C common stock outstanding, par value $0.01 per share, and 42,738,750 shares of Class D common stock outstanding, par value $0.01 per share.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of NRG Yield, Inc., together with its consolidated subsidiaries, or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors in Part I, of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, and under Item 1A - Risk Factors in Part II on the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as well as the following:

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

Company	NRG Yield, Inc. together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Drop Down	The Company's acquisition from NRG of the remaining 51.05% interest of CVSR Holdco
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
DGPV Holdco 1	NRG DGPV Holdco 1 LLC
DGPV Holdco 2	NRG DGPV Holdco 2 LLC
DGPV Holdco 3	NRG DGPV Holdco 3 LLC
Distributed Solar	Solar power projects, typically less than 20 MW in size, that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Collectively, the June 2014 Drop Down Assets, January 2015 Drop Down Assets, November 2015 Drop Down Assets, CVSR Drop Down, March 2017 Drop Down Assets and August 2017 Drop Down Assets
Economic Gross Margin	Energy and capacity revenue less cost of fuels
El Segundo	NRG West Holdings LLC, the subsidiary of Natural Gas Repowering LLC, which owns the El Segundo Energy Center project
ERCOT	Electric Reliability Council of Texas, the ISO and the regional reliability coordinator of the various electricity systems within Texas
EWG	Exempt Wholesale Generator
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
HLBV	Hypothetical Liquidation at Book Value
IASB	International Accounting Standards Board
ISO	Independent System Operator, also referred to as RTO

January 2015 Drop Down Assets	The Laredo Ridge, Tapestry and Walnut Creek projects, which were acquired by NRG Yield Operating LLC from NRG on January 2, 2015
Kansas South	NRG Solar Kansas South LLC, the operating subsidiary of NRG Solar Kansas South Holdings LLC, which owns the Kansas South project
Laredo Ridge	Laredo Ridge Wind, LLC, the operating subsidiary of Mission Wind Laredo, LLC, which owns the Laredo Ridge project
LIBOR	London Inter-Bank Offered Rate
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
November 2017 Drop Down Assets
38 MW portfolio of distributed and small utility-scale solar assets, primarily comprised of assets from NRG's Solar Power Partners (SPP) funds, in addition to other projects developed since the acquisition of SPP by NRG, which was acquired by NRG Yield Operating LLC from NRG on November 1, 2017

NRG	NRG Energy, Inc.
NRG Power Marketing	NRG Power Marketing LLC
NRG Transformation Plan	A three-year, three-part improvement plan announced by NRG on July 12, 2017, which includes exploring strategic alternatives for NRG's renewables platform and its interest in the Company
NRG Wind TE Holdco	NRG Wind TE Holdco LLC
NRG Yield LLC	The holding company through which the projects are owned by NRG, the holder of Class B and Class D units, and NRG Yield, Inc., the holder of the Class A and Class C units
NRG Yield Operating LLC	The holder of the project assets that are owned by NRG Yield LLC
OCI/OCL	Other comprehensive income/loss
O&M	Operation and Maintenance
Pinnacle	Pinnacle Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Pinnacle project
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
QF	Qualifying Facility under the Public Utility Regulatory Policies Act of 1978
ROFO Agreement	Second Amended and Restated Right of First Offer Agreement between the Company and NRG
ROFO Assets	Specified assets subject to sale, as described in the ROFO Agreement
RPV Holdco	NRG RPV Holdco 1 LLC
RTO	Regional Transmission Originator
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2024 Senior Notes and the 2026 Senior Notes
SPP	Solar Power Partners

Taloga	Taloga Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Taloga project
Tapestry	Collection of the Pinnacle, Buffalo Bear and Taloga projects
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

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share amounts)	2017	2016 (a)	2017	2016 (a)
Operating Revenues
Total operating revenues	$265	$272	$767	$789
Operating Costs and Expenses
Cost of operations	78	76	239	238
Depreciation and amortization	88	75	241	224
General and administrative	4	4	14	10
Acquisition-related transaction and integration costs	—	—	2	—
Total operating costs and expenses	170	155	496	472
Operating Income	95	117	271	317
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	28	16	63	34
Other income, net	1	1	3	3
Interest expense	(75)	(71)	(237)	(213)
Total other expense, net	(46)	(54)	(171)	(176)
Income Before Income Taxes	49	63	100	141
Income tax expense	8	13	15	25
Net Income	41	50	85	116
Less: Pre-acquisition net income of Drop Down Assets	1	11	18	20
Net Income Excluding Pre-acquisition Net Income of Drop Down Assets	40	39	67	96
Less: Net Income attributable to noncontrolling interests	11	6	13	26
Net Income Attributable to NRG Yield, Inc.	$29	$33	$54	$70
Earnings Per Share Attributable to NRG Yield, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic	35	35	35	35
Weighted average number of Class A common shares outstanding - diluted	49	49	35	49
Weighted average number of Class C common shares outstanding - basic	64	63	63	63
Weighted average number of Class C common shares outstanding - diluted	75	73	63	63
Earnings per Weighted Average Class A and Class C Common Share - Basic	$0.30	$0.34	$0.56	$0.72
Earnings per Weighted Average Class A Common Share - Diluted	0.27	0.30	0.56	0.68
Earnings per Weighted Average Class C Common Share - Diluted	0.29	0.32	0.56	0.72
Dividends Per Class A Common Share	0.28	0.24	0.81	0.70
Dividends Per Class C Common Share	$0.28	$0.24	$0.81	$0.70

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016 (a)	2017	2016 (a)
Net Income	$41	$50	$85	$116
Other Comprehensive Gain (Loss), net of tax
Unrealized gain (loss) on derivatives, net of income tax benefit of $0, $1, $0 and $13	7	21	7	(36)
Other comprehensive gain (loss)	7	21	7	(36)
Comprehensive Income	48	71	92	80
Less: Pre-acquisition net income of Drop Down Assets	1	11	18	20
Less: Comprehensive income attributable to noncontrolling interests	17	28	19	11
Comprehensive Income Attributable to NRG Yield, Inc.	$30	$32	$55	$49

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except shares)	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$179	$322
Restricted cash	140	165
Accounts receivable — trade	126	92
Inventory	38	39
Derivative instruments	—	2
Notes receivable	15	16
Prepayments and other current assets	22	20
Total current assets	520	656
Property, plant and equipment, net	5,247	5,460
Other Assets
Equity investments in affiliates	1,183	1,152
Intangible assets, net	1,234	1,286
Derivative instruments	—	1
Deferred income taxes	202	216
Other non-current assets	56	65
Total other assets	2,675	2,720
Total Assets	$8,442	$8,836
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$300	$291
Accounts payable — trade	27	23
Accounts payable — affiliate	45	40
Derivative instruments	23	32
Accrued expenses and other current liabilities	95	86
Total current liabilities	490	472
Other Liabilities
Long-term debt	5,520	5,696
Accounts payable — affiliate	3	9
Derivative instruments	43	44
Other non-current liabilities	87	76
Total non-current liabilities	5,653	5,825
Total Liabilities	6,143	6,297
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 184,780,837 shares issued and outstanding (Class A 34,586,250, Class B 42,738,750, Class C 64,717,087, Class D 42,738,750) at September 30, 2017 and 182,848,000 shares issued and outstanding (Class A 34,586,250, Class B 42,738,750, Class C 62,784,250, Class D 42,738,750) at December 31, 2016	1	1
Additional paid-in capital	1,864	1,879
Retained Earnings (Accumulated deficit)	24	(2)
Accumulated other comprehensive loss	(27)	(28)
Noncontrolling interest	437	689
Total Stockholders' Equity	2,299	2,539
Total Liabilities and Stockholders' Equity	$8,442	$8,836

See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2017	2016 (a)
	(In millions)
Cash Flows from Operating Activities
Net income	$85	$116
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(63)	(34)
Distributions from unconsolidated affiliates	52	43
Depreciation and amortization	241	224
Amortization of financing costs and debt discounts	18	15
Amortization of intangibles and out-of-market contracts	52	57
Changes in deferred income taxes	15	25
Changes in derivative instruments	(2)	(5)
Loss on disposal of asset components	8	5
Changes in prepaid and accrued liabilities for tolling agreements	5	2
Changes in other working capital	(37)	(5)
Net Cash Provided by Operating Activities	374	443
Cash Flows from Investing Activities
Payments for the Drop Down Assets	(176)	(77)
Capital expenditures	(23)	(16)
Cash receipts from notes receivable	11	11
Return of investment from unconsolidated affiliates	32	16
Investments in unconsolidated affiliates	(48)	(69)
Net Cash Used in Investing Activities	(204)	(135)
Cash Flows from Financing Activities
Net contributions from noncontrolling interests	13	7
Net distributions and return of capital to NRG prior to the acquisition of Drop Down Assets	(49)	(126)
Net proceeds from the issuance of common stock	34	—
Payments of dividends and distributions	(149)	(127)
Payments of debt issuance costs	(4)	(6)
Proceeds from the revolving credit facility	—	60
Payments for the revolving credit facility	—	(366)
Proceeds from the issuance of long-term debt	41	550
Payments for long-term debt	(224)	(204)
Net Cash Used in Financing Activities	(338)	(212)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(168)	96
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	487	242
Cash, Cash Equivalents and Restricted Cash at End of Period	$319	$338

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
The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the U.S. The Company’s contracted generation portfolio collectively represents 5,080 net MW as of September 30, 2017. Each of these assets sells substantially all of its output pursuant to long-term offtake agreements with creditworthy counterparties. The weighted average remaining contract duration of these offtake agreements was approximately 16 years as of September 30, 2017 based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,319 net MWt and electric generation capacity of 123 net MW. These thermal infrastructure assets provide steam, hot and/or chilled water, and, in some instances, electricity to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
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
The following table represents the structure of the Company as of September 30, 2017:

NRG Energy, Inc.
Public shareholders
Class B Common Stock and Class D Common Stock Aggregate 55.1% Voting Interest
Class A Common Stock and Class C Common Stock Aggregate 44.9% Voting Interest
NRG Yield, Inc.
Class B Units and Class D Units Aggregate 46.3% Economic Interest
Sole Managing Member Class A Units and Class C Units Aggregate 53.7% Economic Interest
NRG Yield LLC
NRG Yield Operating LLC
Project companies

On July 12, 2017, NRG announced that it had adopted and initiated a three-year, three-part improvement plan, or the NRG Transformation Plan. As part of the NRG Transformation Plan, NRG announced that it is exploring strategic alternatives for its renewables platform and its interest in the Company. NRG, through its holdings of Class B common stock and Class D common stock, has a 55.1% voting interest in the Company and receives distributions from NRG Yield LLC through its ownership of Class B units and Class D units. NRG stated that the strategic alternatives span a variety of ownership structures and partnership types, including the potential partial or full monetization of NRG's renewables platform and NRG's interest in the Company. NRG is the Company's controlling stockholder and the Company has been highly dependent on NRG for, among other things, growth opportunities and management and administration services. See Part I, Item 1A, Risk Factors in the Company's 2016 Form 10-K, as well as Part II, Item 1A, Risk Factors in the Company's Form 10-Q for the quarter ended June 30, 2017, for risks related to the NRG Transformation Plan and the Company's relationship with NRG.

As of September 30, 2017, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Conventional
El Segundo	100%	550	Southern California Edison	2023
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Pacific Gas and Electric	2023
Walnut Creek	100%	485	Southern California Edison	2023
		1,945
Utility Scale Solar
Agua Caliente	16%	46	Pacific Gas and Electric	2039
Alpine	100%	66	Pacific Gas and Electric	2033
Avenal	50%	23	Pacific Gas and Electric	2031
Avra Valley	100%	26	Tucson Electric Power	2032
Blythe	100%	21	Southern California Edison	2029
Borrego	100%	26	San Diego Gas and Electric	2038
CVSR	100%	250	Pacific Gas and Electric	2038
Desert Sunlight 250	25%	63	Southern California Edison	2035
Desert Sunlight 300	25%	75	Pacific Gas and Electric	2040
Kansas South	100%	20	Pacific Gas and Electric	2033
Roadrunner	100%	20	El Paso Electric	2031
TA High Desert	100%	20	Southern California Edison	2033
Utah Solar Portfolio (b) (e)	50%	265	PacifiCorp	2036
		921
Distributed Solar
Apple I LLC Projects	100%	9	Various	2032
AZ DG Solar Projects	100%	5	Various	2025 - 2033
		14
Wind
Alta I	100%	150	Southern California Edison	2035
Alta II	100%	150	Southern California Edison	2035
Alta III	100%	150	Southern California Edison	2035
Alta IV	100%	102	Southern California Edison	2035
Alta V	100%	168	Southern California Edison	2035
Alta X (b)	100%	137	Southern California Edison	2038
Alta XI (b)	100%	90	Southern California Edison	2038
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Crosswinds (b) (f)	99%	21	Corn Belt Power Cooperative	2027
Elbow Creek (b) (f)	100%	122	NRG Power Marketing LLC	2022
Elkhorn Ridge (b) (f)	66.7%	54	Nebraska Public Power District	2029
Forward (b) (f)	100%	29	Constellation NewEnergy, Inc.	2017
Goat Wind (b) (f)	100%	150	Dow Pipeline Company	2025
Hardin (b) (f)	99%	15	Interstate Power and Light Company	2027
Laredo Ridge	100%	80	Nebraska Public Power District	2031
Lookout (b) (f)	100%	38	Southern Maryland Electric Cooperative	2030

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Odin (b) (f)	99.9%	20	Missouri River Energy Services	2028
Pinnacle	100%	55	Maryland Department of General Services and University System of Maryland	2031
San Juan Mesa (b) (f)	75%	90	Southwestern Public Service Company	2025
Sleeping Bear (b) (f)	100%	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork (b) (f)	100%	19	PacifiCorp	2028
Spring Canyon II (b)	90.1%	29	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	25	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado (b) (f)	100%	161	Southwestern Public Service Company	2027
		2,200
Thermal
NRG Dover Energy Center LLC	100%	103	NRG Power Marketing LLC	2018
Thermal generation	100%	20	Various	Various
		123
Total net generation capacity(c)		5,203

Thermal equivalent MWt (d)	100%	1,319	Various	Various

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of September 30, 2017.
(b) Projects are part of tax equity arrangements.
(c) The Company's total generation capacity is net of 6 MWs for noncontrolling interest for Spring Canyon II and III. The Company's generation capacity including this noncontrolling interest was 5,209 MWs.
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
(f) Projects are part of NRG Wind TE Holdco portfolio.
In addition to the facilities owned or leased in the table above, the Company entered into partnerships to own or purchase solar power generation projects, as well as other ancillary related assets from a related party via intermediate funds.  The Company does not consolidate these partnerships and accounts for them as equity method investments. The Company's net interest in these projects is 226 MW based on cash to be distributed as of September 30, 2017. For further discussions, refer to Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities of this Form 10-Q and Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities to the consolidated financial statements for the year ended December 31, 2016 included in the Company's May 9, 2017 Form 8-K.
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
As described in Note 3, Business Acquisitions, on August 1, 2017, the Company acquired the remaining 25% interest in NRG Wind TE Holdco, a portfolio of 12 wind projects, referred to as the August 2017 Drop Down Assets, from NRG for total cash consideration of $44 million, including working capital adjustment of $3 million. The purchase agreement also included potential additional payments to NRG dependent upon actual energy prices for merchant periods beginning in 2027, which were estimated and accrued as contingent consideration in the amount of $8 million as of September 30, 2017. On March 27, 2017, the Company acquired the following interests from NRG, referred to as the March 2017 Drop Down Assets: (i) Agua Caliente Borrower 2 LLC, which owns a 16% interest in the Agua Caliente solar farm, one of the ROFO assets and (ii) NRG's interests in seven utility-scale solar farms located in Utah that were part of NRG's November 2, 2016 acquisition of projects from SunEdison, or the Utah Solar Portfolio. The Company paid total cash consideration of $130 million, plus a $2 million working capital adjustment, and assumed non-recourse debt of $328 million, which is consolidated, as well as its pro-rata share of non-recourse project-level debt of $135 million. The acquisition was funded with cash on hand.

The acquisitions of the August 2017 Drop Down Assets and March 2017 Drop Down Assets were accounted for as transfers of entities under common control. The accounting guidance requires retrospective combination of the entities for all periods presented as if the combinations had been in effect from the beginning of the financial statement period or from the date the entities were under common control (if later than the beginning of the financial statement period). In connection with the acquisition of the March 2017 Drop Down Assets, the Company filed the May 9, 2017 Form 8-K to recast the financial statements included in its 2016 Form 10-K for all periods presented in the following sections: Part II, Item 6. Selected Financial Data, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part IV, Item 15. Exhibits, Financial Statement Schedules. The recast of the Company's financial statements for the August 2017 and March 2017 Drop Down Assets did not affect the historical net income attributable to NRG Yield, Inc.'s weighted average number of shares outstanding, earnings per share or dividends.
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
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of September 30, 2017, and the results of operations, comprehensive income (loss) and cash flows for the three and nine months ended September 30, 2017 and 2016.
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
Accumulated Depreciation, Accumulated Amortization
The following table presents the accumulated depreciation included in the property, plant and equipment, net, and accumulated amortization included in intangible assets, net, respectively, as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$1,189	$951
Intangible Assets Accumulated Amortization	216	163
Noncontrolling Interests
Stockholders' equity represents the equity associated with the Class A and Class C common stockholders, the equity associated with the Class B and Class D common stockholder, NRG, and the third-party interests under certain tax equity arrangements are classified as noncontrolling interests. The following table reflects the changes in the Company's noncontrolling interest balance:

(In millions)
Balance as of December 31, 2016	$689
Capital contributions from tax equity investors, net of distributions	11
Payment for the March 2017 and August 2017 Drop Down Assets	(176)
Pre-acquisition net income of Drop Down Assets	18
Comprehensive income	19
Distributions to NRG for Drop Down Assets, net of contributions	(47)
August 2017 Drop Down Assets contingent consideration	(8)
NRG Yield LLC distributions to NRG	(69)
Balance as of September 30, 2017	$437

Distributions to NRG for Drop Down Assets, net of contributions
Distributions and contributions to and from NRG for Drop Down Assets relate primarily to NRG's interests in the August 2017 and March 2017 Drop Down Assets prior to the acquisition by the Company. This amount includes cash and non-cash distributions and includes a distribution to NRG from Agua Caliente Borrower 2 LLC following the issuance of the Agua Caliente Holdco financing, as described in Note 7, Long-term Debt.
NRG Yield LLC Distributions to NRG
The following table lists the distributions paid to NRG on NRG Yield LLC's Class B and D units during the nine months ended September 30, 2017:

	Third Quarter 2017	Second Quarter 2017	First Quarter 2017
Distributions per Class B Unit	$0.28	$0.27	$0.26
Distributions per Class D Unit	$0.28	$0.27	$0.26
On October 31, 2017, NRG Yield LLC declared a distribution on its Class A, Class B, Class C and Class D units of $0.288 per unit payable on December 15, 2017 to unit holders of record as of December 1, 2017.
Income Taxes
NRG Yield, Inc. is included in certain NRG consolidated unitary state tax return filings which is reflected in NRG Yield, Inc.'s state effective tax rate. If NRG Yield, Inc. filed under a separate standalone methodology, there would be an additional state tax expense of approximately $1 million as of September 30, 2017 due to a change in the NRG Yield, Inc. state effective tax rate.
Reclassifications
Certain prior-year amounts have been reclassified for comparative purposes.
Recent Accounting Developments
ASU 2017-12 — In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, or ASU No. 2017-12. ASU No. 2017-12 amends ASU No. 2016-15. The amendments of ASU No. 2016-15 were issued to simplify the application of hedge accounting guidance and more closely aligning financial reporting for hedging relationships with economic results of an entity's risk management activities. The issues addressed by ASU No. 2017-12 include but are not limited to alignment of risk management activities and financial reporting, risk component hedging, accounting for the hedged item in fair value hedges of interest rate risk, recognition and presentation of the effects of hedging instruments, amounts excluded from the assessment of hedge effectiveness, and other simplifications of hedge accounting guidance. The amendments of ASU No. 2017-12 are effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted in any interim period and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. The Company does not expect that the adoption of ASU No. 2017-12 will have a material impact on our consolidated results of operations, cash flows, and statement of financial position.

ASU 2016-18 — In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, or ASU No. 2016-18. The amendments of ASU No. 2016-18 require an entity to include amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. The amendments of ASU No. 2016-18 are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted and the adoption of ASU No. 2016-18 will be applied retrospectively. The Company early adopted ASU No. 2016-18 during the second quarter of 2017. Net cash flows used in investing activities for the nine months ended September 30, 2016 decreased by $7 million. The sum of Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheet as of December 31, 2016 equals the beginning balances of cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows for the nine months ended September 30, 2017. The sum of Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheet as of September 30, 2017 equals to the ending balances of cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows for the nine months ended September 30, 2017.

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
ASU 2014-09 — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU No. 2014-09, which was further amended through various updates issued by the FASB thereafter.  The amendments of ASU No. 2014-09 completed the joint effort between the FASB and the IASB, to develop a common revenue standard for GAAP and IFRS, and to improve financial reporting.  The guidance under Topic 606 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes a five step model to be applied by an entity in evaluating its contracts with customers.  The Company expects to adopt the standard effective January 1, 2018 and apply the guidance retrospectively to contracts at the date of adoption. The Company will recognize the cumulative effect of applying Topic 606 at the date of initial application, as prescribed under the modified retrospective transition method. The Company also expects to elect the practical expedient available under Topic 606 for measuring progress toward complete satisfaction of a performance obligation and for disclosure requirements of remaining performance obligations.  The practical expedient allows an entity to recognize revenue in the amount to which the entity has the right to invoice such that the entity has a right to the consideration in an amount that corresponds directly with the value to the customer for performance completed to date by the entity. The majority of the Company's revenues are obtained through PPAs, which are currently accounted for as operating leases. In connection with the implementation of Topic 842, as described above, the Company expects to elect certain of the practical expedients permitted, including the expedient that permits the Company to retain its existing lease assessment and classification. As leases are excluded from the scope of Topic 606, the Company expects the standard to have an immaterial impact on the Company's results of operations, cash flows and financial position.
Note 3 — Business Acquisitions
2017 Acquisitions
November 2017 Drop Down Assets — On November 1, 2017, the Company acquired a 38 MW solar portfolio primarily comprised of assets from NRG's Solar Power Partners (SPP) funds and other projects developed by NRG, for cash consideration of $71 million, excluding working capital adjustments, plus assumed non-recourse debt of $26 million. As of September 30, 2017, the November 2017 Drop Down Assets' debt was $33 million, of which $7 million was paid by NRG in October 2017.
The purchase price for the November 2017 Drop Down Assets was funded with cash on hand. The assets and liabilities transferred to the Company relate to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid and historical value of the entities' equity was recorded as a distribution to NRG and reduced the balance of its noncontrolling interest. Because the transaction constituted a transfer of net assets under common control, the guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control.

The following is a summary of assets and liabilities transferred in connection with the acquisition of the November 2017 Drop Down Assets as of September 30, 2017:

(In millions)
Assets:
Current assets	$11
Property, plant and equipment	84
Non-current assets	32
Total assets	127
Liabilities:
Debt (Current and non-current) (a)	31
Other current and non-current liabilities	3
Total liabilities assumed	34
Net assets acquired	$93

(a) Net of $2 million of net debt issuance costs.
Supplemental Pro Forma Information
As described above, the Company's acquisition of the November 2017 Drop Down Assets was accounted for as a transfer of entities under common control. The following unaudited supplemental pro forma information represents the consolidated results of operations as if the Company acquired the November 2017 Drop Down Assets on January 1, 2016, including the impact of acquisition accounting with respect to NRG's acquisition of the projects. All net income or losses prior to the Company's acquisition of the projects is reflected as attributable to NRG and, accordingly, no pro forma impact to earnings per Class A and Class C common share was calculated.

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Total operating revenues	$269	$275	$777	$798
Net income	19	52	65	119
August 2017 Drop Down Assets — On August 1, 2017, the Company acquired the remaining 25% interest in NRG Wind TE Holdco, a portfolio of 12 wind projects, from NRG for total cash consideration of $44 million, including working capital adjustment of $3 million. The purchase agreement also included potential additional payments to NRG dependent upon actual energy prices for merchant periods beginning in 2027, which were estimated and accrued as contingent consideration in the amount of $8 million as of September 30, 2017.
The Company originally acquired 75% of NRG Wind TE Holdco on November 3, 2015, or November 2015 Drop Down Assets, which were consolidated with 25% of the net assets recorded as noncontrolling interest. The assets and liabilities transferred to the Company related to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50, Business Combination - Related Issues. As the Company had reflected NRG's 25% ownership of NRG Wind TE Holdco in noncontrolling interest, the difference between the cash paid of $44 million, net of the contingent consideration of $8 million, and the historical value of the remaining 25% of $87 million as of July 31, 2017, was recorded as an adjustment to NRG's noncontrolling interest. Since the transaction constituted a transfer of entities under common control, the accounting guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect from the beginning of the financial statement period or from the date the entities were under common control (if later than the beginning of the financial statement period).
March 2017 Drop Down Assets — On March 27, 2017, the Company acquired the following interests from NRG: (i) Agua Caliente Borrower 2 LLC, which owns a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm, one of the ROFO Assets, representing ownership of approximately 46 net MW of capacity and (ii) NRG's interests in the Utah Solar Portfolio. Agua Caliente is located in Yuma County, AZ and sells power subject to a 25-year PPA with Pacific Gas and Electric, with 22 years remaining on that contract. The seven utility-scale solar farms in the Utah Solar Portfolio are owned by the following entities: Four Brothers Capital, LLC, Iron Springs Capital, LLC, and Granite Mountain Capital, LLC. These utility-

scale solar farms achieved commercial operations in 2016, sell power subject to 20-year PPAs with PacifiCorp, a subsidiary of Berkshire Hathaway and are part of a tax equity structure with Dominion Solar Projects III, Inc., or Dominion, through which the Company is entitled to receive 50% of cash to be distributed, as further described below. The Company paid cash consideration of $130 million, plus $2 million of working capital paid through September 30, 2017. The acquisition of the March 2017 Drop Down Assets was funded with cash on hand. The Company recorded the acquired interests as equity method investments. The Company also assumed non-recourse debt of $41 million and $287 million on Agua Caliente Borrower 2 LLC and the Utah Solar Portfolio, respectively, as further described in Note 7, Long-term Debt, as well as its pro-rata share of non-recourse project-level debt of Agua Caliente Solar LLC, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities.
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
The following tables present a summary of the Company's historical information combining the financial information for the March 2017 Drop Down Assets transferred in connection with the acquisition:

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	As Previously Reported	March 2017 Drop Down Assets	As Currently Reported	As Previously Reported	March 2017 Drop Down Assets	As Currently Reported
(In millions)
Total operating revenues	$272	$—	$272	$789	$—	$789
Operating income	117	—	117	317	—	317
Net income	47	3	50	111	5	116
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
Summarized financial information for the Company's consolidated VIEs consisted of the following as of September 30, 2017:

(In millions)	NRG Wind TE Holdco	Alta Wind TE Holdco	Spring Canyon
Other current and non-current assets	$175	$17	$4
Property, plant and equipment	417	443	96
Intangible assets	2	265	—
Total assets	594	725	100
Current and non-current liabilities	206	9	6
Total liabilities	206	9	6
Noncontrolling interest	22	96	63
Net assets less noncontrolling interests	$366	$620	$31
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

The Company's maximum exposure to loss as of September 30, 2017 is limited to its equity investment in the unconsolidated entities, as further summarized in the table below:

(In millions)	Maximum exposure to loss
Four Brothers Solar, LLC	$221
Granite Mountain Holdings, LLC	81
Iron Springs Holdings, LLC	56
GenConn Energy LLC	102
NRG DGPV Holdco 1 LLC	71
NRG RPV Holdco 1 LLC	65
NRG DGPV Holdco 2 LLC	54
NRG DGPV Holdco 3 LLC	20
NRG DGPV Holdco 2 LLC — The Company contributed $37 million into NRG DGPV Holdco 2 LLC, or DGPV Holdco 2 during the nine months ended September 30, 2017, with an additional $2 million due to NRG in accounts payable — affiliate as of September 30, 2017, to be funded in tranches as the project milestones are completed. The Company co-owns approximately 107 MW of distributed solar capacity, based on cash to be distributed, with a weighted average contract life of approximately 21 years as of September 30, 2017.
On October 12, 2017, the Company and NRG amended the DGPV Holdco 2 partnership agreement to increase the aggregate commitment of $50 million to $60 million in order to accommodate funding of additional projects.
NRG DGPV Holdco 3 LLC — On September 26, 2017, the Company entered into an additional partnership with NRG by forming NRG DGPV Holdco 3 LLC, or DGPV Holdco 3, in which the Company would invest up to $50 million in an operating portfolio of distributed solar assets, primarily comprised of community solar projects, developed by NRG. The Company invested $4 million during September 2017 with an additional $16 million due to NRG in accounts payable - affiliate as of September 30, 2017, to be funded in tranches as the project milestones are completed. The Company co-owns approximately 33 MW of distributed solar capacity, based on cash to be distributed, with a weighted average contract life of approximately 20 years as of September 30, 2017.
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

The following tables present summarized financial information for the Utah Solar Portfolio:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Income Statement Data:
Utah Solar Portfolio
Operating revenues	$23	$—	$60	$—
Operating income	9	—	17	—
Net income	9	—	17	—
			September 30, 2017	December 31, 2016
Balance Sheet Data:			(In millions)
Utah Solar Portfolio
Current assets			$25	$20
Non-current assets			1,091	1,105
Current liabilities			9	14
Non-current liabilities			21	38
Non-recourse project-level debt of unconsolidated affiliates
Agua Caliente Financing — As described in Note 3, Business Acquisitions, the Company acquired a 16% interest in the Agua Caliente solar facility through its acquisition of Agua Caliente Borrower 2 LLC. As of September 30, 2017, Agua Caliente Solar LLC, the direct owner of the Agua Caliente solar facility, had $833 million outstanding under the Agua Caliente financing agreement with the Federal Financing Bank, or FFB, borrowed to finance the costs of constructing the facility. The Company's pro-rata share of the Agua Caliente financing arrangement was $133 million as of September 30, 2017. Amounts borrowed under the Agua Caliente financing agreement accrue interest at a fixed rate based on U.S. Treasury rates plus a spread of 0.375%, mature in 2037 and are secured by the assets of Agua Caliente Solar LLC. The loans provided by the FFB are guaranteed by the U.S. DOE.
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

The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of September 30, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In millions)
Assets:
Notes receivable (a)	$18	$18	$30	$30
Liabilities:
Long-term debt, including current portion (b)	$5,881	$5,942	$6,057	$6,056

(a) Includes the long-term portion of notes receivable, which is recorded in other noncurrent assets on the Company's consolidated balance sheets.
(b) Excludes deferred financing costs, which are recorded as a reduction to long-term debt on the Company's consolidated balance sheets.
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017		As of December 31, 2016
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$1,525	$4,417	$1,455	$4,601
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2017	As of December 31, 2016
	Fair Value (a)	Fair Value (a)	Fair Value (a)
(In millions)	Level 2	Level 1	Level 2
Derivative assets:
Commodity contracts	$—	$1	$1
Interest rate contracts	—	—	1
Total assets	—	1	2
Derivative liabilities:
Commodity contracts	2	—	1
Interest rate contracts	64	—	75
Total liabilities	$66	$—	$76

(a) There were no derivative assets or liabilities classified as Level 1 as of September 30, 2017. There were no derivative assets or liabilities classified as Level 3 as of September 30, 2017 and December 31, 2016.

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
The fair value of each contract is discounted using a risk free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the net exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company uses NRG's default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of September 30, 2017, the credit reserve resulted in a $1 million increase in fair value in interest expense. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
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
Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including solar and other PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of September 30, 2017, credit risk exposure to these counterparties attributable to the Company's ownership interests was approximately $2.9 billion for the next five years. The majority of these power contracts are with utilities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations, which the Company is unable to predict.

Note 6 — Accounting for Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Note 7, Accounting for Derivative Instruments and Hedging Activities, to the consolidated financial statements for the year ended December 31, 2016 included in the Company's May 9, 2017 Form 8-K.
Energy-Related Commodities
As of September 30, 2017, the Company had energy-related derivative instruments extending through 2020. At September 30, 2017, these contracts were not designated as cash flow or fair value hedges.
Interest Rate Swaps
As of September 30, 2017, the Company had interest rate derivative instruments on non-recourse debt extending through 2036, a portion of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy of the Company's open derivative transactions broken out by commodity:

		Total Volume
		September 30, 2017	December 31, 2016
Commodity	Units	(In millions)
Natural Gas	MMBtu	2	3
Interest	Dollars	$1,983	$2,070
Fair Value of Derivative Instruments
There were no derivative asset positions on the balance sheet as of September 30, 2017. The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets	Derivative Liabilities
	December 31, 2016	September 30, 2017	December 31, 2016
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$7	$26
Interest rate contracts long-term	1	13	39
Total Derivatives Designated as Cash Flow Hedges	1	20	65
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	—	15	5
Interest rate contracts long-term	—	29	5
Commodity contracts current	2	1	1
Commodity contracts long-term	—	1	—
Total Derivatives Not Designated as Cash Flow Hedges	2	46	11
Total Derivatives	$3	$66	$76

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of September 30, 2017, there were no offsetting amounts at the counterparty master agreement level nor outstanding collateral paid or received. As of December 31, 2016, there was no outstanding collateral paid or received. The following tables summarize the offsetting of derivatives by the counterparty master agreement level as of December 31, 2016:

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
Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Accumulated OCL beginning balance	$(70)	$(140)	$(70)	$(83)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	4	4	10	10
Mark-to-market of cash flow hedge accounting contracts	3	17	(3)	(46)
Accumulated OCL ending balance, net of income tax benefit of $16 and $29, respectively	(63)	(119)	(63)	(119)
Accumulated OCL attributable to noncontrolling interests	(36)	(71)	(36)	(71)
Accumulated OCL attributable to NRG Yield, Inc.	$(27)	$(48)	$(27)	$(48)
Losses expected to be realized from OCL during the next 12 months, net of income tax benefit of $3	$14		$14
Amounts reclassified from accumulated OCL into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded to interest expense. There was no ineffectiveness for the nine months ended September 30, 2017 and 2016.
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
Impact of Derivative Instruments on the Statements of Income
The Company has interest rate derivative instruments that are not designated as cash flow hedges. The effect of interest rate hedges is recorded to interest expense. For the three months ended September 30, 2017 and 2016, the impact to the consolidated statements of income was a gain of $7 million and $2 million, respectively. For the nine months ended September 30, 2017 and 2016, the impact to the consolidated statements of income was a loss of $2 million and $7 million, respectively.

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

Note 7 — Long-term Debt
This footnote should be read in conjunction with the complete description under Note 10, Long-term Debt, to the consolidated financial statements for the year ended December 31, 2016 included in the Company's May 9, 2017 Form 8-K. Long-term debt consisted of the following:

	September 30, 2017	December 31, 2016	September 30, 2017, interest rate % (a)	Letters of Credit Outstanding at September 30, 2017
	(In millions, except rates)
2019 Convertible Notes	$345	$345	3.500
2020 Convertible Notes	288	288	3.250
2024 Senior Notes	500	500	5.375
2026 Senior Notes	350	350	5.000
Project-level debt:
Agua Caliente Borrower 2, due 2038	41	—	5.430	17
Alpine, due 2022	138	145	L+1.750	37
Alta Wind I - V lease financing arrangements, due 2034 and 2035	940	965	5.696 - 7.015	103
CVSR, due 2037	746	771	2.339 - 3.775	—
CVSR Holdco Notes, due 2037	194	199	4.680	13
El Segundo Energy Center, due 2023	400	443	L+1.75 - L+2.375	102
Energy Center Minneapolis, due 2017 and 2025	82	96	5.950 -7.250	—
Energy Center Minneapolis Series D Notes, due 2031	125	125	3.550	—
Laredo Ridge, due 2028	96	100	L+1.875	10
Marsh Landing, due 2017 and 2023	334	370	L+1.750 - L+1.875	34
Tapestry, due 2021	165	172	L+1.625	20
Utah Solar Portfolio, due 2022	284	287	L+2.625	13
Viento, due 2023	169	178	L+3.00	27
Walnut Creek, due 2023	279	310	L+1.625	49
Other	425	440	Various	37
Subtotal project-level debt:	4,418	4,601
Total debt	5,901	6,084
Less current maturities	(300)	(291)
Less net debt issuance costs	(61)	(70)
Less discounts (b)	(20)	(27)
Total long-term debt	$5,520	$5,696

(a) As of September 30, 2017, L+ equals 3 month LIBOR plus x%, except for the Utah Solar Portfolio, where L+ equals 1 month LIBOR plus x%
(b) Discounts relate to the 2019 Convertible Notes and 2020 Convertible Notes.
The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of September 30, 2017, the Company was in compliance with all of the required covenants.
The discussion below describes material changes to or additions of long-term debt for the nine months ended September 30, 2017.
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility
As of September 30, 2017, there were no outstanding borrowings under the revolving credit facility and the Company had $68 million of letters of credit outstanding.

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
Financing Related to the March 2017 Drop Down Assets
Agua Caliente Borrower 2, due 2038
On February 17, 2017, Agua Caliente Borrower 1 LLC, an indirect subsidiary of NRG, and Agua Caliente Borrower 2 LLC, issued $130 million of senior secured notes under the Agua Caliente Borrower 1 LLC and Agua Caliente Borrower 2 LLC financing agreement, or Agua Caliente Holdco Financing Agreement, that bear interest at 5.43% and mature on December 31, 2038. As described in Note 3, Business Acquisitions, on March 27, 2017, the Company acquired Agua Caliente Borrower 2 LLC from NRG as part of the March 2017 Drop Down Assets acquisition and assumed NRG's portion of senior secured notes under the Agua Caliente Holdco Financing Agreement. Agua Caliente Borrower 2 LLC holds $41 million of the Agua Caliente Holdco debt as of September 30, 2017. The debt is joint and several with respect to Agua Caliente Borrower 1 LLC and Agua Caliente Borrower 2 LLC and is secured by the equity interests of each borrower in the Agua Caliente solar facility.
Utah Solar Portfolio, due 2022
As part of the March 2017 Drop Down Assets acquisition, the Company assumed non-recourse debt of $287 million relating to the Utah Solar Portfolio at an interest rate of LIBOR plus 2.625%. The debt matures on December 16, 2022. The $287 million consisted of $222 million outstanding at the time of NRG's acquisition of the Utah Solar Portfolio on November 2, 2016, and additional borrowings of $65 million, net of debt issuance costs, incurred during 2016. The Company holds $284 million of the Utah Solar Portfolio debt as of September 30, 2017.

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
The reconciliation of the Company's basic and diluted earnings per share is shown in the following tables:

	Three months ended September 30,
	2017		2016
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic earnings per share attributable to NRG Yield, Inc. common stockholders
Net income attributable to NRG Yield, Inc.	$10	$19	$12	$21
Weighted average number of common shares outstanding — basic	35	64	35	63
Earnings per weighted average common share — basic	$0.30	$0.30	$0.34	$0.34
Diluted earnings per share attributable to NRG Yield, Inc. common stockholders
Net income attributable to NRG Yield, Inc.	$13	$21	$15	$24
Weighted average number of common shares outstanding — diluted	49	75	49	73
Earnings per weighted average common share — diluted	$0.27	$0.29	$0.30	$0.32

	Nine months ended September 30,
	2017		2016
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted earnings per share attributable to NRG Yield, Inc. common stockholders
Net income attributable to NRG Yield, Inc.	$19	$35	$25	$45
Weighted average number of common shares outstanding — basic	35	63	35	63
Earnings per weighted average common share — basic	$0.56	$0.56	$0.72	$0.72
Diluted earnings per share attributable to NRG Yield, Inc. common stockholders
Net income attributable to NRG Yield, Inc.	$19	$35	$34	$45
Weighted average number of common shares outstanding — diluted	35	63	49	63
Earnings per weighted average common share — diluted	$0.56	$0.56	$0.68	$0.72

(a) Basic and diluted earnings per share might not recalculate due to presenting values in millions rather than whole dollars.
The following table summarizes the Company's outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company's diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions of shares)
2019 Convertible Notes - Common Class A	—	—	15	—
2020 Convertible Notes - Common Class C	—	—	10	10

Note 9 — Changes in Capital Structure
At-the-Market Equity Offering Program, or the ATM Program
NRG Yield, Inc. is party to an equity distribution agreement with Barclays Capital Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as sales agents. Pursuant to the terms of the equity distribution agreement, NRG Yield, Inc. may offer and sell shares of its Class C common stock par value $0.01 per share, from time to time through the sales agents up to an aggregate sales price of $150 million through an at-the-market equity offering program, or the ATM Program. NRG Yield, Inc. may also sell shares of its Class C common stock to any of the sales agents, as principals for its own account, at a price agreed upon at the time of sale. The following table lists the issuance of shares of Class C common stock under the ATM Program during the three and nine months ended September 30, 2017:

(In millions, except shares)	Three months ended September 30, 2017	Nine months ended September 30, 2017
Shares of Class C common stock issued	987,727	1,921,866
Gross proceeds	$18	$35
NRG Yield, Inc. incurred commission fees of approximately $346 thousand in connection with the issuance of Class C common stock during the nine months ended September 30, 2017. At September 30, 2017, approximately $115 million of Class C common stock remains available for issuance under the ATM Program.
As a result of the Company's sale of shares of Class C common stock under the ATM Program, the public shareholders of Class A and Class C common stock increased their economic and voting interests in NRG Yield, Inc. to 53.7%, and 44.9%, respectively, as of September 30, 2017.
Dividends to Class A and Class C common stockholders
The following table lists the dividends paid on the Company's Class A common stock and Class C common stock during the nine months ended September 30, 2017:

	Third Quarter 2017	Second Quarter 2017	First Quarter 2017
Dividends per Class A share	$0.28	$0.27	$0.26
Dividends per Class C share	$0.28	$0.27	$0.26
Dividends on the Class A common stock and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
On October 31, 2017, the Company declared quarterly dividends on its Class A common stock and Class C common stock of $0.288 per share payable on December 15, 2017, to stockholders of record as of December 1, 2017.
The Company also has authorized 10 million shares of preferred stock, par value $0.01 per share. None of the shares of preferred stock have been issued.

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

	Three months ended September 30, 2017
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$88	$131	$46	$—	$265
Cost of operations	16	33	29	—	78
Depreciation and amortization	27	56	5	—	88
General and administrative	—	—	—	4	4
Operating income (loss)	45	42	12	(4)	95
Equity in earnings of unconsolidated affiliates	3	25	—	—	28
Other income, net	1	—	—	—	1
Interest expense	(13)	(39)	(2)	(21)	(75)
Income (loss) before income taxes	36	28	10	(25)	49
Income tax expense	—	—	—	8	8
Net Income (Loss)	$36	$28	$10	$(33)	$41
Total Assets	$1,920	$5,821	$420	$281	$8,442

	Three months ended September 30, 2016
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$82	$142	$48	$—	$272
Cost of operations	14	31	31	—	76
Depreciation and amortization	20	50	5	—	75
General and administrative	—	—	—	4	4
Operating income (loss)	48	61	12	(4)	117
Equity in earnings of unconsolidated affiliates	3	13	—	—	16
Other income, net	1	—	—	—	1
Interest expense	(13)	(37)	(2)	(19)	(71)
Income (loss) before income taxes	39	37	10	(23)	63
Income tax expense	—	—	—	13	13
Net Income (Loss)	$39	$37	$10	$(36)	$50

	Nine months ended September 30, 2017
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$246	$391	$130	$—	$767
Cost of operations	53	100	86	—	239
Depreciation and amortization	77	149	15	—	241
General and administrative	—	—	—	14	14
Acquisition-related transaction and integration costs	—	—	—	2	2
Operating income (loss)	116	142	29	(16)	271
Equity in earnings of unconsolidated affiliates	9	54	—	—	63
Other income, net	1	1	—	1	3
Interest expense	(39)	(128)	(7)	(63)	(237)
Income (loss) before income taxes	87	69	22	(78)	100
Income tax expense	—	—	—	15	15
Net Income (Loss)	$87	$69	$22	$(93)	$85
Total Assets	$1,920	$5,821	$420	$281	$8,442

	Nine months ended September 30, 2016
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$246	$412	$131	$—	$789
Cost of operations	53	98	87	—	238
Depreciation and amortization	60	149	15	—	224
General and administrative	—	—	—	10	10
Operating income (loss)	133	165	29	(10)	317
Equity in earnings of unconsolidated affiliates	10	24	—	—	34
Other income, net	1	2	—	—	3
Interest expense	(36)	(115)	(5)	(57)	(213)
Income (loss) before income taxes	108	76	24	(67)	141
Income tax expense	—	—	—	25	25
Net Income (Loss)	$108	$76	$24	$(92)	$116

Note 11 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions, except percentages)
Income before income taxes	$49	$63	$100	$141
Income tax expense	8	13	15	25
Effective income tax rate	16.3%	20.6%	15.0%	17.7%
For the three and nine months ended September 30, 2017 and 2016, the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its interest in NRG Yield LLC and production and investment tax credits generated from certain wind and solar assets, respectively.
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
Power Purchase Agreements (PPAs) between the Company and NRG Power Marketing
Elbow Creek and Dover are parties to PPAs with NRG Power Marketing and generate revenue under the PPAs, which are recorded to operating revenues in the Company's consolidated statements of operations. For the three and nine months ended September 30, 2017, Elbow Creek and Dover, collectively, generated revenue of $3 million and $10 million, respectively. For the three and nine months ended September 30, 2016, Elbow Creek and Dover, collectively, generated revenue of $4 million and $10 million, respectively.

Energy Marketing Services Agreement by and between Thermal entities and NRG Power Marketing
NRG Energy Center Dover LLC, NRG Energy Center Minneapolis, NRG Energy Center Phoenix LLC, and NRG Energy Center Paxton LLC, or Thermal entities, are parties to Energy Marketing Services Agreements with NRG Power Marketing, a wholly-owned subsidiary of NRG. Under the agreements, NRG Power Marketing procures fuel and fuel transportation for the operation of Thermal entities. For the three and nine months ended September 30, 2017, Thermal entities purchased $1 million and $7 million, respectively, of natural gas from NRG Power Marketing. For the three and nine months ended September 30, 2016, Thermal entities purchased $1 million and $6 million, respectively, of natural gas from NRG Power Marketing.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
O&M costs	$10	$9	$29	$28
There were balances of $21 million and $22 million due from the entities above to NRG in accounts payable — affiliate as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, $3 million was recorded in long term liabilities of the consolidated balance sheet.
O&M Services Agreements by and between GenConn and NRG
GenConn incurs fees under two O&M agreements with wholly-owned subsidiaries of NRG. For the three months and nine months ended September 30, 2017 and September 30, 2016, the aggregate fees incurred under the agreements were $1 million and $4 million for each period in each year, respectively.
Administrative Services Agreement by and between Marsh Landing and NRG West Coast LLC
On December 19, 2016, Marsh Landing entered into an administrative services agreement with NRG West Coast LLC, a wholly owned subsidiary of NRG. The administrative services agreement was previously between Marsh Landing and GenOn Energy Services, LLC, a wholly-owned subsidiary of NRG and was subsequently assigned to and assumed by NRG West Coast LLC. The Company reimbursed costs under this agreement of $4 million and $10 million for the three and nine months ended September 30, 2017, respectively. The Company reimbursed costs under the agreement of $4 million and $9 million for the three and nine months ended September 30, 2016, respectively.

Administrative Services Agreements by and between the Company and NRG Renew Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to administrative services agreements with NRG Renew Operation and Maintenance LLC, or RENOM, a wholly-owned subsidiary of NRG, which provides O&M services on behalf of these entities. The Company incurred total expenses for these services in the amount of $6 million and $16 million for the three and nine months ended September 30, 2017, respectively. The Company incurred total expenses for these services of $4 million and $9 million for the three and nine months ended September 30, 2016, respectively. There was a balance of $4 million and $5 million due to RENOM as of September 30, 2017 and December 31, 2016, respectively.
Management Services Agreement by and between the Company and NRG
NRG provides the Company with various operation, management, and administrative services, which include human resources, accounting, tax, legal, information systems, treasury, and risk management, as set forth in the Management Services Agreement. As of September 30, 2017, the base management fee was approximately $8 million per year, subject to an inflation-based adjustment annually at an inflation factor based on the year-over-year U.S. consumer price index. The fee is also subject to adjustments following the consummation of acquisitions and as a result of a change in the scope of services provided under the Management Services Agreement. Costs incurred under this agreement were $2 million and $8 million for the three and nine months ended September 30, 2017, respectively. Costs incurred under this agreement for the three and nine months ended September 30, 2016 were $2 million and $7 million, respectively. The costs incurred under the Management Service Agreement included certain direct expenses incurred by NRG on behalf of the Company in addition to the base management fee.

Note 13 — Contingencies
This note should be read in conjunction with the complete description under Note 16, Commitments and Contingencies, to the Company's 2016 Form 10-K.
The Company's material legal proceedings are described below. The Company believes that it has valid defenses to these legal proceedings and intends to defend them vigorously. The Company records reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. As applicable, the Company has established an adequate reserve for the matters discussed below. In addition, legal costs are expensed as incurred. Management assesses such matters based on current information and makes a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought, and the probability of success. The Company is unable to predict the outcome of the legal proceedings below or reasonably estimate the scope or amount of any associated costs and potential liabilities. As additional information becomes available, management adjusts its assessment and estimates of such contingencies accordingly. Because litigation is subject to inherent uncertainties and unfavorable rulings or developments, it is possible that the ultimate resolution of the Company's liabilities and contingencies could be at amounts that are different from its currently recorded reserves and that such difference could be material.
In addition to the legal proceedings noted below, the Company and its subsidiaries are party to other litigation or legal proceedings arising in the ordinary course of business. In management's opinion, the disposition of these ordinary course matters will not materially adversely affect the Company's consolidated financial position, results of operations, or cash flows.
Braun v. NRG Yield, Inc. — On April 19, 2016, plaintiffs filed a putative class action lawsuit against NRG Yield, Inc., the current and former members of its board of directors individually, and other parties in California Superior Court in Kern County, CA.  Plaintiffs allege various violations of the Securities Act due to the defendants’ alleged failure to disclose material facts related to low wind production prior to NRG Yield, Inc.'s June 22, 2015 Class C common stock offering.  Plaintiffs seek compensatory damages, rescission, attorney’s fees and costs. The defendants filed demurrers and a motion challenging jurisdiction on October 18, 2016. On October 26, 2017, the court approved the parties' stipulation which provides the plaintiffs' opposition is due on December 6, 2017 and the defendants' reply is due on February 8, 2018.
Ahmed v. NRG Energy, Inc. and the NRG Yield Board of Directors — On September 15, 2016, plaintiffs filed a putative class action lawsuit against NRG Energy, Inc., the directors of NRG Yield, Inc., and other parties in the Delaware Chancery Court. The complaint alleges that the defendants breached their respective fiduciary duties with regard to the recapitalization of NRG Yield, Inc. common stock in 2015. The plaintiffs generally seek economic damages, attorney’s fees and injunctive relief. The defendants filed a motion to dismiss the lawsuit on December 21, 2016. Plaintiffs filed their objection to the motion to dismiss on February 15, 2017. The defendants' reply was filed on March 24, 2017. The court heard oral argument on the defendants' motion to dismiss on June 20, 2017. On September 7, 2017, the court requested additional briefing which the parties provided on September 21, 2017.
GenOn Noteholders' Lawsuit — On December 13, 2016, certain indenture trustees for an ad hoc group of holders, or the Noteholders, of the GenOn Energy, Inc., or GenOn, 7.875% Senior Notes due 2017, 9.500% Notes due 2018, and 9.875% Notes due 2020, and the GenOn Americas Generation, LLC 8.50% Senior Notes due 2021 and 9.125% Senior Notes due 2031, along with certain of the Noteholders, filed a complaint in the Superior Court of the State of Delaware against NRG and GenOn alleging certain claims related to the Services Agreement between NRG and GenOn. On April 30, 2017, the Noteholders filed an amended complaint that asserts additional claims of fraudulent transfer, insider preference and breach of fiduciary duties. In addition to NRG and GenOn, the amended complaint names NRG Yield LLC and certain current and former officers and directors of GenOn as defendants. The plaintiffs, among other things, generally seek return of all monies paid under the Services Agreement and any other damages that the court deems appropriate. On April 28, 2017, the bondholders filed an amended complaint adding the GenOn directors and officers as defendants and asserting claims that they breached certain fiduciary duties. Plaintiffs specifically allege that the transfer of Marsh Landing to NRG Yield LLC constituted a fraudulent transfer. On June 12, 2017, certain GenOn entities, NRG and certain holders of the GenOn and GenOn Americas Generation, LLC senior notes entered into a restructuring support and lock-up agreement. Pursuant to the terms of the restructuring support and lock-up agreement, this matter should ultimately be resolved if GenOn's plan of reorganization, originally submitted on June 29, 2017, is approved by the United States Bankruptcy Court for the Southern District of Texas, Houston Division.

ITEM 2 — Management's Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company's historical financial condition and results of operations, which were recast to include the effect of the August 2017 Drop Down Assets and the March 2017 Drop Down Assets.
As you read this discussion and analysis, refer to the Company's Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three and nine months ended September 30, 2017 and 2016. Also refer to the Company's May 9, 2017 Form 8-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition.
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
The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the U.S. The Company’s contracted generation portfolio collectively represents 5,080 net MW as of September 30, 2017. Each of these assets sells substantially all of its output pursuant to long-term offtake agreements with creditworthy counterparties. The weighted average remaining contract duration of these offtake agreements was approximately 16 years as of September 30, 2017, based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,319 net MWt and electric generation capacity of 123 net MW. These thermal infrastructure assets provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
NRG Transformation Plan
On July 12, 2017, NRG announced that it had adopted and initiated a three-year, three-part improvement plan, or the NRG Transformation Plan. As part of the NRG Transformation Plan, NRG announced that it is exploring strategic alternatives for its renewables platform and its interest in the Company. NRG, through its holdings of Class B common stock and Class D common stock, has a 55.1% voting interest in the Company and receives distributions from NRG Yield LLC through its ownership of Class B units and Class D units. NRG stated that the strategic alternatives span a variety of ownership structures and partnership types, including the potential partial or full monetization of NRG's renewables platform and NRG's interest in the Company. NRG is the Company's controlling stockholder and the Company has been highly dependent on NRG for, among other things, growth opportunities and management and administration services. See Part I, Item 1A, Risk Factors in the Company's 2016 Form 10-K as well as Part II, Item 1A, Risk Factors in the Company's Form 10-Q for the quarter ended June 30, 2017, for risks related to the NRG Transformation Plan and the Company's relationship with NRG.
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

Operational Matters
El Segundo Forced Outage
In January 2017, the El Segundo Energy Center began a forced outage on Units 5 and 6 due to increasing vibrations on successive operations at Unit 5. In consultation with the Company’s operations and maintenance service provider, a subsidiary of NRG, the Company elected to replace the rotor on Unit 5. Both Unit 5 and 6 returned to service on February 24, 2017. In July 2017, the Company executed a warranty settlement agreement with the original equipment manufacturer that reduced total cost from $12 million to approximately $5 million.
Walnut Creek Forced Outage
During the first half of 2017, Walnut Creek experienced forced outages due to mechanical failures of turbine parts that caused downstream damage to several of the plant's Units, primarily Unit 1. The repairs necessary to return Unit 1 to service were completed in the second quarter of 2017 and the plant has performed reliably since then. The estimated cost of this outage is approximately $8 million before the recovery of insurance proceeds, a significant portion of which the Company believes is recoverable by year end. In the third quarter of 2017, the Company, through Walnut Creek, executed an amendment to the contractual service agreement with the original equipment manufacturer to improve long term reliability. The amendment provides for the original equipment manufacturer to perform all required, currently available and future turbine reliability upgrades in exchange for an investment of approximately $15 million that will be paid over the next five years.
ROFO Asset Update
Puente Power Project — On October 5, 2017, the California Energy Commission, or CEC, the agency responsible for permitting NRG’s Puente Power Project, a ROFO Asset, issued a statement on behalf of the committee of two Commissioners overseeing the permitting process stating their intention to issue a proposed decision that would deny a permit for the Puente Power Project.  On October 16, 2017, NRG filed a motion to suspend the permitting proceeding for at least six months.  A hearing on the motion was held on October 31, 2017, after which the CEC took the matter under submission subject to a written decision to be issued at an unspecified later date. If the CEC Commissioners accept the recommendation, and formally deny a permit for the Puente Power Project, then the project will not move forward.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2017	2016	Change	2017	2016	Change
Operating Revenues
Energy and capacity revenues	$283	$289	$(6)	$819	$840	$(21)
Contract amortization	(18)	(17)	(1)	(52)	(51)	(1)
Total operating revenues	265	272	(7)	767	789	(22)
Operating Costs and Expenses
Cost of fuels	15	18	(3)	45	48	(3)
Emissions credit amortization	—	—	—	—	6	(6)
Operations and maintenance	46	41	5	143	134	9
Other costs of operations	17	17	—	51	50	1
Depreciation and amortization	88	75	13	241	224	17
General and administrative	4	4	—	14	10	4
Acquisition-related transaction and integration costs	—	—	—	2	—	2
Total operating costs and expenses	170	155	15	496	472	24
Operating Income	95	117	(22)	271	317	(46)
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	28	16	12	63	34	29
Other income, net	1	1	—	3	3	—
Interest expense	(75)	(71)	(4)	(237)	(213)	(24)
Total other expense, net	(46)	(54)	8	(171)	(176)	5
Income Before Income Taxes	49	63	(14)	100	141	(41)
Income tax expense	8	13	(5)	15	25	(10)
Net Income	41	50	(9)	85	116	(31)
Less: Pre-acquisition net income of Drop Down Assets	1	11	(10)	18	20	(2)
Net Income Excluding Pre-acquisition Net Income of Drop Down Assets	40	39	1	67	96	(29)
Less: Net Income attributable to noncontrolling interests	11	6	5	13	26	(13)
Net Income Attributable to NRG Yield, Inc.	$29	$33	$(4)	$54	$70	$(16)

	Three months ended September 30,		Nine months ended September 30,
Business metrics:	2017	2016	2017	2016
Renewables MWh generated/sold (in thousands) (a)	1,544	1,744	5,295	5,563
Conventional MWh generated (in thousands) (a)(b)	717	628	1,172	1,265
Thermal MWt sold (in thousands)	463	496	1,450	1,497
Thermal MWh sold (in thousands) (c)	9	12	27	61

(a) Volumes do not include the MWh generated/sold by the Company's equity method investments.
(b) Volumes generated are not sold as the Conventional facilities sell capacity rather than energy.
(c) MWh sold do not include 34 MWh and 110 MWh during the three months ended September 30, 2017 and 2016, respectively, and 52 MWh and 184 MWh during the nine months ended September 30, 2017 and 2016, respectively, generated by NRG Dover, a subsidiary of the Company, under the PPA with NRG Power Marketing, as further described in Note 12, Related Party Transactions.

Management’s Discussion of the Results of Operations for the Three Months Ended September 30, 2017 and 2016
Gross Margin
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
The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin, for the three months ended September 30, 2017 and 2016:

	Conventional Generation	Renewables	Thermal	Total
(In millions)
Three months ended September 30, 2017
Energy and capacity revenues	$89	$147	$47	$283
Cost of fuels	—	—	(15)	(15)
Contract amortization	(1)	(16)	(1)	(18)
Gross margin	88	131	31	250
Contract amortization	1	16	1	18
Economic gross margin	$89	$147	$32	$268

Three months ended September 30, 2016
Energy and capacity revenues	$83	$158	$48	$289
Cost of fuels	—	(1)	(17)	(18)
Contract amortization	(1)	(16)	—	(17)
Gross margin	82	141	31	254
Contract amortization	1	16	—	17
Economic gross margin	$83	$157	$31	$271
Gross margin decreased by $4 million during the three months ended September 30, 2017, compared to the same period in 2016, due to a combination of the following:

(In millions)
Decrease in the Renewables segment due to a 12% decrease in volume generated by wind projects, primarily at NRG Wind TE Holdco, Alta Wind and Tapestry, as well as a 6% decrease in solar generation, primarily at CVSR in connection with lower insolation	$(10)
Increase in the Conventional segment due to fewer outages at Walnut Creek in 2017, as well as increased start revenues at El Segundo and Marsh Landing	6
Decrease in gross margin	$(4)

Operations and Maintenance
Operations and maintenance expense increased by $5 million during the three months ended September 30, 2017, compared to the same period in 2016, primarily due to the forced outages that took place at Walnut Creek in the first half of 2017.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $13 million during the three months ended September 30, 2017, compared to the same period in 2016, primarily due to change in estimated useful lives for certain components of fixed assets in the Renewables and Conventional segments in the first half of 2017.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $12 million during the three months ended September 30, 2017, compared to the same period in 2016, primarily due to an increase in earnings from the Utah Solar Portfolio, which was acquired by NRG in November 2016, as well as an increase in earnings from Desert Sunlight, partially offset by a decrease in earnings from Avenal.
Interest Expense
Interest expense increased by $4 million during the three months ended September 30, 2017, compared to the same period in 2016, due to:

(In millions)
Issuance of the new long-term debt, primarily including 2026 Senior Notes in August 2016, Energy Center Minneapolis Series D Notes due 2031 issued in October 2016, and Agua Caliente Borrower 2 due 2038 issued in February 2017	$6
Utah Solar Portfolio debt assumed in connection with the acquisition of the March 2017 Drop Down Assets	4
Amortization of de-designated interest rate swaps, partially offset by the change in fair value of interest rate swaps	(2)
Lower principal balances on certain project level debt in 2017, as well as higher revolver borrowings in 2016	(4)
Increase in interest expense	$4
Income Tax Expense
For the three months ended September 30, 2017, income tax expense was $5 million lower than in the same period in 2016 due to lower income before taxes. For the three months ended September 30, 2017 and 2016, the Company's overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from NRG's interest in NRG Yield LLC, as well as production and investment tax credits generated from certain wind and solar assets, respectively.
Income Attributable to Noncontrolling Interests
For the three months ended September 30, 2017, the Company had income of $34 million attributable to NRG's interest in the Company and a loss of $23 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method. For the three months ended September 30, 2016, the Company had income of $44 million attributable to NRG's interest in the Company and a loss of $38 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation, reflecting the allocation of tax items such as production tax credits and tax depreciation to the fund investors.

Management’s Discussion of the Results of Operations for the Nine Months Ended September 30, 2017 and 2016
Gross Margin
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
The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin, for the nine months ended September 30, 2017 and 2016:

	Conventional Generation	Renewables	Thermal	Total
(In millions)
Nine months ended September 30, 2017
Energy and capacity revenues	$250	$437	$132	$819
Cost of fuels	—	—	(45)	(45)
Contract amortization	(4)	(46)	(2)	(52)
Gross margin	246	391	85	722
Contract amortization	4	46	2	52
Economic gross margin	$250	$437	$87	$774

Nine months ended September 30, 2016
Energy and capacity revenues	$250	$458	$132	$840
Cost of fuels	(1)	(1)	(46)	(48)
Contract amortization	(4)	(46)	(1)	(51)
Emissions credit amortization	(6)	—	—	(6)
Gross margin	239	411	85	735
Contract amortization	4	46	1	51
Emissions credit amortization	6	—	—	6
Economic gross margin	$249	$457	$86	$792
Gross margin decreased by $13 million during the nine months ended September 30, 2017, compared to the same period in 2016, due to a combination of the following:

(In millions)
Decrease in the Renewables segment due to a 4% decrease in volume generated by wind projects, primarily in connection with lower wind resource at the Alta Wind, and NRG Wind TE Holdco projects, as well as a 5% decrease in solar generation, primarily at CVSR in connection with lower insolation	$(20)
Increase in the Conventional segment, primarily due to Emissions credit amortization of NOx allowances at Walnut Creek and El Segundo in compliance with amendments to the Regional Clean Air Incentives Market program in 2016	7
Decrease in gross margin	$(13)

Operations and Maintenance
Operations and maintenance expense increased by $9 million during the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to forced outages at Walnut Creek and El Segundo in 2017.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $17 million during the nine months ended September 30, 2017, compared to the same period in 2016, due to the combination of the following:

(In millions)
Increase in depreciation expense due to an update in estimated useful lives for certain components of fixed assets in the first half of 2017 in the Conventional and Renewables segments	$23
Decrease in depreciation expense at NRG Wind TE Holdco, primarily due to the effect of assets impairment at Elbow Creek, Goat and Forward that took place in December 2016, as further described in Note 9 - Asset Impairments to the Company's 2016 Form 10-K.	(6)
Increase in depreciation and amortization expense	$17
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $29 million during the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to the acquisition of the Utah Solar Portfolio in November 2016, partially offset by a decrease in earnings from the Company's partnerships with NRG.
Interest Expense
Interest expense increased by $24 million during the nine months ended September 30, 2017, compared to the same period in 2016, due to:

(In millions)
Issuance of the new long-term debt in the second half of 2016, including primarily 2026 Senior Notes, CVSR Holdco Notes due 2037, and Energy Center Minneapolis Series D Notes due 2031	$20
Utah Solar Portfolio debt assumed in connection with the acquisition of the March 2017 Drop Down Assets	12
Amortization of de-designated interest rate swaps, as well as the change in fair value of interest rate swaps	3
Higher revolver borrowings in 2016 combined with the lower principal balances on project level debt in 2017	(11)
Increase in interest expense	$24
Income Tax Expense
For the nine months ended September 30, 2017, income tax expense was $10 million lower than in the same period in 2016 due to lower income before taxes. For the nine months ended September 30, 2017 and 2016, the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from NRG's interest in NRG Yield LLC, as well as production and investment tax credits generated from certain wind and solar assets, respectively.
Income Attributable to Noncontrolling Interests
For the nine months ended September 30, 2017, the Company had income of $69 million attributable to NRG related to its economic interest in NRG Yield LLC. Additionally, for the nine months ended September 30, 2017, the Company had a loss of $56 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method. For the nine months ended September 30, 2016, the Company had income of $93 million attributable to NRG's economic interest in the Company and a loss of $67 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and application of the HLBV method, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation, reflecting the allocation of tax items such as production tax credits and tax depreciation to the fund investors.

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
Liquidity Position
As of September 30, 2017 and December 31, 2016, the Company's liquidity was approximately $746 million and $922 million, respectively, comprised of cash, restricted cash, and availability under the Company's revolving credit facility. The Company's liquidity includes $140 million and $165 million of restricted cash balances as of September 30, 2017 and December 31, 2016, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt agreements and funds held within the Company's projects that are restricted in their use. The Company's various financing arrangements are described in Note 7, Long-term Debt. As of September 30, 2017, the Company had $427 million of available borrowings under its revolving credit facility.
As of September 30, 2017, there were no outstanding borrowings and there were $68 million of letters of credit outstanding under the Company's revolving credit facility.
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
The following table summarizes the credit ratings for the Company and its Senior Notes as of September 30, 2017:

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
At-the-Market Equity Offering Program
During the nine months ended September 30, 2017, NRG Yield, Inc. issued 1,921,866 shares of Class C common stock under the ATM Program for gross proceeds of $35 million and incurred commission fees of $346 thousand.

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
Capital Expenditures
The Company's capital spending program is mainly focused on maintenance capital expenditures, consisting of costs to maintain the assets currently operating, such as costs to replace or refurbish assets, and growth capital expenditures consisting of costs to construct new assets, costs to complete the construction of assets where construction is in process, and capital expenditures related to acquiring additional thermal customers. For the nine months ended September 30, 2017, the Company used approximately $23 million to fund capital expenditures, including growth expenditures of $2 million in the Thermal segment incurred in connection with expansion of its customer base. For the nine months ended September 30, 2016, the Company used approximately $16 million to fund capital expenditures, of which $12 million related to maintenance expenditures. The Company develops annual capital spending plans based on projected requirements for maintenance and growth capital. The Company estimated an additional $5 million and $32 million of maintenance expenditures for the remainder of 2017 and full 2018, respectively. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates.
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
On October 17, 2017, NRG offered the Company the opportunity to purchase 100% of its ownership interest in Buckthorn pursuant to the ROFO Agreement. The Buckthorn acquisition is subject to negotiation and approval by the Company's independent directors.
As discussed in Item 1 — Note 3, Business Acquisitions, the Company completed the following acquisitions in 2017:
November 2017 Drop Down Assets — On November 1, 2017, the Company acquired a 38 MW solar portfolio primarily comprised of assets from NRG's Solar Power Partners (SPP) funds and other projects developed by NRG, for cash consideration of $71 million, excluding working capital adjustments, plus assumed non-recourse debt of $26 million. As of September 30, 2017, the November 2017 Drop Down Assets' debt was $33 million, of which $7 million was paid by NRG in October 2017.
August 2017 Drop Down Assets — On August 1, 2017, the Company acquired the remaining 25% interest in NRG Wind TE Holdco, a portfolio of 12 wind projects, from NRG for total cash consideration of $44 million, including a working capital adjustment of $3 million. The transaction also includes potential additional payments to NRG dependent upon actual energy prices for merchant periods beginning in 2027.
March 2017 Drop Down Assets — On March 27, 2017, the Company acquired the following interests from NRG: (i) Agua Caliente Borrower 2 LLC, which owns a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm, one of the ROFO Assets, representing ownership of approximately 46 net MW of capacity, and (ii) NRG's interests in seven utility-scale solar farms located in Utah, which are part of a tax equity structure with Dominion Solar Projects III, Inc., or Dominion, from which the Company would receive 50% of cash to be distributed. The Company paid cash consideration of $130 million, plus $2 million of working capital and assumed non-recourse project debt. The purchase price for the acquisition was funded with cash on hand.

Investment Partnership with NRG
On September 26, 2017, the Company entered into a partnership with NRG by forming NRG DGPV Holdco 3 LLC, or DGPV Holdco 3, in which the Company would invest up to $50 million in an operating portfolio of distributed solar assets, primarily comprised of community solar projects, developed by NRG. The Company invested $4 million during September 2017 with an additional $16 million due to NRG in accounts payable - affiliate as of September 30, 2017, to be funded in tranches as the project milestones are completed. The Company co-owns approximately 33 MW of distributed solar capacity, based on cash to be distributed, with a weighted average contract life of approximately 20 years as of September 30, 2017.
During the nine months ended September 30, 2017, the Company invested $37 million in NRG DGPV Holdco 2 LLC.
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
The following table lists the dividends paid on NRG Yield, Inc.'s Class A common stock and Class C common stock during the nine months ended September 30, 2017:

	Third Quarter 2017	Second Quarter 2017	First Quarter 2017
Dividends per Class A share	$0.28	$0.27	$0.26
Dividends per Class C share	$0.28	$0.27	$0.26
On October 31, 2017, NRG Yield, Inc. declared quarterly dividends on its Class A common stock and Class C common stock of $0.288 per share payable on December 15, 2017, to stockholders of record as of December 1, 2017.
Cash Flow Discussion
The following table reflects the changes in cash flows for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016:

	Nine months ended September 30,
	2017	2016	Change
	(In millions)
Net cash provided by operating activities	$374	$443	$(69)
Net cash used in investing activities	(204)	(135)	(69)
Net cash used in financing activities	(338)	(212)	(126)
Net Cash Provided By Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Decrease in operating income adjusted for non-cash items	$(49)
Decrease in working capital driven primarily by timing of cash receipts from customers in the first nine months of 2017 compared to the same period in 2016	(29)
Higher distributions from unconsolidated affiliates primarily due to the acquisition of the Utah Solar Portfolio, which was acquired by the Company in March 2017 and by NRG in November 2016	9
$(69)

Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Payments for the August 2017 Drop Down Assets and March 2017 Drop Down Assets compared to the payments made for the CVSR Drop Down in 2016	$(99)
Decrease in investments in unconsolidated affiliates in 2017 primarily due to the timing of funding of the projects	37
Higher capital expenditures in 2017 compared to the same period in 2016 due primarily to maintenance expenditures at Walnut Creek as a result of the forced outages	(7)
$(69)
Net Cash Used in Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Proceeds from the NRG Yield, Inc. Class C common stock offerings under the ATM Program, net of underwriting discounts and commissions	$34
Net borrowings under the revolving credit facility in 2016	306
Higher borrowings in 2016, primarily related to the proceeds from the issuance of 2026 Senior Notes and CVSR Holdco Notes due 2037 combined with higher repayments of long-term debt and increased financing fees in 2017	(527)
Increase in net contributions from noncontrolling interests due to higher production-based payments in 2017 compared to 2016	6
Increase in dividends paid to common stockholders, as declared dividends increased by 17% from 2016 to 2017	(22)
Lower payments of distributions to NRG for the Drop Down Assets relating to the pre-acquisition period in 2017 compared to 2016	77
$(126)

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
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of September 30, 2017, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. Utah Solar Portfolio, GenConn, DGPV Holdco 1, RPV Holdco, DGPV Holdco 2, and DGPV Holdco 3 are variable interest entities for which the Company is not the primary beneficiary.
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $643 million as of September 30, 2017. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company. For a complete description of debt held by unconsolidated affiliates, see Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities to the consolidated financial statements for the year ended December 31, 2016 included in the Company's May 9, 2017 Form 8-K.
Contractual Obligations and Commercial Commitments
The Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2016 Form 10-K. See also Note 3, Business Acquisitions to this Form 10-Q for a discussion of additional contingencies that occurred during 2017.
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
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at September 30, 2017, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at September 30, 2017. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item — 1 Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses)/Gains	(In millions)
Fair value of contracts as of December 31, 2016	$(73)
Contracts realized or otherwise settled during the period	21
Changes in fair value	(14)
Fair value of contracts as of September 30, 2017	$(66)

	Fair value of contracts as of September 30, 2017
	Maturity
Fair Value Hierarchy Losses	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$23	$25	$12	$6	$66
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
The Company tests its long-lived assets for impairment whenever indicators of impairment exist. Certain of the Company’s projects have useful lives that extend well beyond the contract period and therefore, management’s view of long-term merchant power prices in the post-contract periods may have a significant impact on the expected future cash flows for these projects. The Company’s annual budget is utilized to determine the cash flows associated with the Company’s long-lived assets, which incorporates various assumptions, including the Company’s long-term view of natural gas prices and its impact on merchant power prices and fuel costs. The Company’s annual budget process is finalized and approved by the Board of Directors in the fourth quarter. It is possible that the updated long term cash flows will not support the carrying value of certain assets, and the Company will be required to test such assets for impairment. During the preparation of the budget, the Company noted that management’s view of long term merchant power prices has decreased, and accordingly, it is possible that certain of the Company's long-lived assets will be impaired during the fourth quarter of 2017.
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
If all of the interest rate swaps had been discontinued on September 30, 2017, the Company would have owed the counterparties $69 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of September 30, 2017, a 1% change in interest rates would result in an approximately $3 million change in market interest expense on a rolling twelve-month basis.
As of September 30, 2017, the fair value of the Company's debt was $5.94 billion and the carrying value was $5.88 billion. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by approximately $320 million.
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would cause a change of approximately $1 million to the net value of derivatives as of September 30, 2017.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the third quarter of 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of the material legal proceedings in which the Company was involved through September 30, 2017, see Note 13, Contingencies, to this Form 10-Q.
ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company's 2016 Form 10-K and Part II, Item 1A of the Company's Form 10-Q for the quarter ended June 30, 2017. There have been no material changes in the Company's risk factors since those reported in its 2016 Form 10-K and its Form 10-Q for the quarter ended June 30, 2017.
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

NRG YIELD, INC. (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
Chief Executive Officer (Principal Executive Officer)

/s/ CHAD PLOTKIN
Chad Plotkin
Chief Financial Officer (Principal Financial Officer)

/s/ DAVID CALLEN
David Callen
Date: November 2, 2017	Chief Accounting Officer (Principal Accounting Officer)