Form 10-K
period 2017-12-31
NRG Yield, Inc.
filed 2018-03-01
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2017.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to .
Commission File Number: 001-36002
NRG Yield, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-1777204 (I.R.S. Employer Identification No.)

804 Carnegie Center, Princeton, New Jersey (Address of principal executive offices)	08540 (Zip Code)
(609) 524-4500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, Class A, par value $0.01	New York Stock Exchange
Common Stock, Class C, par value $0.01	New York Stock Exchange
     Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging Growth Company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of the last business day of the most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $1,705,887,079 based on the closing sale prices of such shares as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2018
Common Stock, Class A, par value $0.01 per share	34,586,250
Common Stock, Class B, par value $0.01 per share	42,738,750
Common Stock, Class C, par value $0.01 per share	64,730,519
Common Stock, Class D, par value $0.01 per share	42,738,750

Documents Incorporated by Reference:
Portions of the Registrant's Definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

TABLE OF CONTENTS

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2019 Convertible Notes	$345 million aggregate principal amount of 3.50% Convertible Notes due 2019
2020 Convertible Notes	$287.5 million aggregate principal amount of 3.25% Convertible Notes due 2020
2024 Senior Notes	$500 million aggregate principal amount of 5.375% unsecured senior notes due 2024, issued by NRG Yield Operating LLC
2026 Senior Notes	$350 million aggregate principal amount of 5.00% unsecured senior notes due 2026, issued by NRG Yield Operating LLC
Alta TE Holdco	Alta Wind X-XI TE Holdco LLC
Alta Wind Portfolio	Seven wind facilities that total 947 MW located in Tehachapi, California and a portfolio of associated land leases
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act of 2009
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates – updates to the ASC
ATM Program	At-The-Market Equity Offering Program
August 2017 Drop Down Assets	The remaining 25% interest in NRG Wind TE Holdco, an 814 net MW portfolio of twelve wind projects, acquired from NRG on August 1, 2017
Buckthorn Solar	The 154 MW Buckthorn Solar project
Buffalo Bear	Buffalo Bear, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Buffalo Bear project
CAA	Clean Air Act
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

Carlsbad	The Carlsbad Energy Center, a 527 MW natural gas fired project located in Carlsbad, CA
CfD	Contract for Differences
CFTC	U.S. Commodity Future Trading Commission
COD	Commercial Operation Date
Code	Internal Revenue Code of 1986, as amended
Company	NRG Yield, Inc. together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Drop Down	The Company's acquisition from NRG of the remaining 51.05% interest of CVSR Holdco
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
DGCL	Delaware General Corporation Law
DGPV Holdco 1	NRG DGPV Holdco 1 LLC
DGPV Holdco 2	NRG DGPV Holdco 2 LLC
DGPV Holdco 3	NRG DGPV Holdco 3 LLC
Distributed Solar	Solar power projects, typically less than 20 MW in size, that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets
Collectively, the June 2014 Drop Down Assets, January 2015 Drop Down Assets, November 2015 Drop Down Assets, CVSR Drop Down, March 2017 Drop Down Assets, August 2017 Drop Down Assets and November 2017 Drop Down Assets

Economic Gross Margin	Energy and capacity revenue, less cost of fuels
EDA	Equity Distribution Agreement

EGU	Electric Utility Generating Unit
El Segundo	NRG West Holdings LLC, the subsidiary of Natural Gas Repowering LLC, which owns the El Segundo Energy Center project
EPC	Engineering, Procurement and Construction
ERCOT	Electric Reliability Council of Texas, the ISO and the regional reliability coordinator of the various electricity systems within Texas
EWG	Exempt Wholesale Generator
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GHG	Greenhouse gas
GIP	Global Infrastructure Partners
GW	Gigawatt
HLBV	Hypothetical Liquidation at Book Value
IASB	International Accounting Standards Board
IRS	Internal Revenue Service
ISO	Independent System Operator, also referred to as Regional Transmission Organization, or RTO
ITC	Investment Tax Credit
January 2015 Drop Down Assets	The Laredo Ridge, Tapestry and Walnut Creek projects, which were acquired by Yield Operating LLC from NRG on January 2, 2015
June 2014 Drop Down Assets	The TA High Desert, Kansas South and El Segundo projects, which were acquired by Yield Operating LLC from NRG on June 30, 2014
Kansas South	NRG Solar Kansas South LLC, the operating subsidiary of NRG Solar Kansas South Holdings LLC, which owns the Kansas South project
KPPH	1,000 Pounds Per Hour
Laredo Ridge	Laredo Ridge Wind, LLC, the operating subsidiary of Mission Wind Laredo, LLC, which owns the Laredo Ridge project
LIBOR	London Inter-Bank Offered Rate
Management Services Agreement	Agreement between NRG and the Company for various operational, management and administrative services
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

NOx	Nitrogen Oxides
NPNS	Normal Purchases and Normal Sales
NRG	NRG Energy, Inc.
NRG Power Marketing	NRG Power Marketing LLC
NRG ROFO Agreement	Second Amended and Restated Right of First Offer Agreement between the Company and NRG
NRG Transaction
On February 6, 2018, GIP entered into a purchase and sale agreement with NRG for the acquisition of NRG's full ownership interest in the Company and NRG's renewable energy development and operations platform. GIP, NRG and the Company also entered into a consent and indemnity agreement in connection with the purchase and sale agreement.

NRG Transformation Plan	A three-year, three-part improvement plan announced by NRG on July 12, 2017, which includes exploring strategic alternatives for NRG's renewables platform and its interest in the Company
NRG Wind TE Holdco	NRG Wind TE Holdco LLC
NRG Yield, Inc.	NRG Yield, Inc., together with its consolidated subsidiaries, or the Company
NRG Yield LLC	The holding company through which the projects are owned by NRG, the holder of Class B and Class D units, and NRG Yield, Inc., the holder of the Class A and Class C units
NRG Yield Operating LLC	The holder of the project assets that belong to NRG Yield LLC
OCI/OCL	Other comprehensive income/loss
O&M	Operations and Maintenance
OSHA	Occupational Safety and Health Administration
PG&E	Pacific Gas & Electric Company
Pinnacle	Pinnacle Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Pinnacle project
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PUCT	Public Utility Commission of Texas
PUHCA	Public Utility Holding Company Act of 2005
PURPA	Public Utility Regulatory Policies Act of 1978
QF	Qualifying Facility under PURPA
REC	Renewable Energy Certificate
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

ROFO Assets	Specified assets subject to sale, as described in the NRG ROFO Agreement
RPM	Reliability Pricing Model
RPS	Renewable Portfolio Standards
RPV Holdco	NRG RPV Holdco 1 LLC
RTO	Regional Transmission Organization
SCE	Southern California Edison
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2024 Senior Notes and the 2026 Senior Notes
SO2	Sulfur Dioxide
SPP	Solar Power Partners

TA High Desert	TA-High Desert LLC, the operating subsidiary of NRG Solar Mayfair LLC, which owns the TA High Desert project
Taloga	Taloga Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Taloga project
Tapestry	Collection of the Pinnacle, Buffalo Bear and Taloga projects
Tax Act	Tax Cuts and Jobs Act of 2017
Thermal Business
The Company's thermal business, which consists of thermal infrastructure assets that provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units

UPMC	University of Pittsburgh Medical Center
U.S.	United States of America
U.S. DOE	U.S. Department of Energy
Utah Solar Portfolio
Collection consists of Four Brothers Solar, LLC, Granite Mountain Holdings, LLC, and Iron Springs Holdings, LLC, which are equity investments owned by Four Brothers Holdings, LLC, Granite Mountain Renewables, LLC, and Iron Springs Renewables, LLC, respectively, and are part of the March 2017 Drop Down Assets acquisition that closed on March 27, 2017

Utility Scale Solar
Solar power projects, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level

VaR	Value at Risk
VIE	Variable Interest Entity
Walnut Creek	NRG Walnut Creek, LLC, the operating subsidiary of WCEP Holdings, LLC, which owns the Walnut Creek project

PART I
Item 1 — Business
General
NRG Yield, Inc., together with its consolidated subsidiaries, or the Company, is a dividend growth-oriented company that has historically served as the primary vehicle through which NRG owns, operates and acquires contracted renewable and conventional generation and thermal infrastructure assets. On February 6, 2018, Global Infrastructure Partners, or GIP, entered into a purchase and sale agreement with NRG, or the NRG Transaction, for the acquisition of NRG’s full ownership interest in NRG Yield, Inc. and NRG’s renewable energy development and operations platform.
The Company believes it is well positioned to be a premier company for investors seeking stable and growing dividend income from a diversified portfolio of lower-risk, high-quality assets. The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the U.S. The Company’s contracted generation portfolio collectively represents 5,118 net MW as of December 31, 2017. Nearly all of these assets sell substantially all of its output pursuant to long-term offtake agreements with creditworthy counterparties. The weighted average remaining contract duration of these offtake agreements was approximately 15 years as of December 31, 2017 based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,319 net MWt and electric generation capacity of 123 net MW. These thermal infrastructure assets provide steam, hot and/or chilled water, and, in some instances, electricity to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
A complete listing of the Company's interests in facilities, operations and/or projects owned or leased as of December 31, 2017 can be found in Item 2 — Properties.
History
The Company was formed by NRG Energy, Inc., or NRG, as a Delaware corporation on December 20, 2013. NRG, through its holdings of Class B common stock and Class D common stock, has a 55.1% voting interest in the Company and receives distributions from NRG Yield LLC through its ownership of Class B units and Class D units. The holders of the Company's issued and outstanding shares of Class A common stock and Class C common stock are entitled to dividends as declared and have 44.9% of the voting power in the Company.
The Company is the sole managing member of NRG Yield LLC and operates and controls all of its business and affairs and consolidates the financial results of NRG Yield LLC and its subsidiaries. NRG Yield LLC is a holding company for the companies that directly and indirectly own and operate the Company's assets. As of December 31, 2017, the Company and NRG have 53.7% and 46.3% economic interests in NRG Yield LLC, respectively. As a result of the current ownership of the Class B common stock and Class D common stock, NRG continues at the present time to control the Company, and the Company in turn, as the sole managing member of NRG Yield LLC, controls NRG Yield LLC and its subsidiaries.

The diagram below depicts the Company’s organizational structure as of December 31, 2017:

NRG Energy, Inc.
Public shareholders
Class B Common Stock and Class D Common Stock Aggregate 55.1% Voting Interest
Class A Common Stock and Class C Common Stock Aggregate 44.9% Voting Interest
NRG Yield, Inc.
Class B Units and Class D Units Aggregate 46.3% Economic Interest
Sole Managing Member Class A Units and Class C Units Aggregate 53.7% Economic Interest
NRG Yield LLC
NRG Yield Operating LLC
Project companies

Strategic Sponsorship with Global Infrastructure Partners
On February 6, 2018, Global Infrastructure Partners, or GIP, entered into a purchase and sale agreement with NRG, or the NRG Transaction, for the acquisition of NRG’s full ownership interest in NRG Yield, Inc. and NRG’s renewable energy development and operations platform. The NRG Transaction is subject to certain closing conditions, including customary legal and regulatory approvals. The Company expects the NRG Transaction to close in the second half of 2018.
In connection with the NRG Transaction, the Company entered into a Consent and Indemnity Agreement with NRG and GIP setting forth key terms and conditions of the Company's consent to the NRG Transaction. Key provisions of the Consent and Indemnity Agreement include:
Minimized impact to CAFD from potential change in control costs — No more than $10 million in reduced annual CAFD on a recurring basis that would result from changes in the Company's cost structure or any impact from various consents.
Enhanced ROFO pipeline — Upon closing, the Company will enter into a new ROFO agreement with GIP that adds 550 MW to the current pipeline through the operational 150 MW Langford Wind project and the 400 MW Mesquite Star Wind project which is under development. The NRG ROFO Agreement will be amended to remove the Ivanpah solar facility.
Financial cooperation and support — GIP has arranged a $1.5 billion backstop credit facility to manage any change of control costs associated with the Company's corporate debt. GIP has also committed to provide up to $400 million in financial support, if necessary, for the purchase of the Carlsbad Energy Center.
Voting and Governance Agreement — As part of the NRG Transaction, the parties have agreed to enter into a voting and governance agreement, which would provide that:

•	the Chief Executive Officer of the Company will at all times be a full-time Company employee appointed by the Board of Directors, or the Board, of the Company;

•
the parties thereto will use their commercially reasonable efforts to submit to the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders a charter amendment to classify the Board into two classes (with the independent directors and directors designated by an affiliate of GIP allocated across the two classes); and

•
the Board will be expanded to nine members at the closing of the NRG Transaction, comprised at that date of five directors designated by GIP, three independent directors and the Company’s Chief Executive Officer.

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
Growing the business through acquisitions of contracted operating assets. The Company believes that its base of operations and relationship with NRG provide a platform in the conventional and renewable power generation and thermal sectors for strategic growth through cash accretive and tax advantaged acquisitions complementary to its existing portfolio. In addition to acquiring renewable generation, conventional generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market and operating expertise provides it with a competitive advantage, the Company entered into a Right of First Offer Agreement with NRG, or the NRG ROFO Agreement. Under the NRG ROFO Agreement, NRG has granted the Company and its affiliates a right of first offer on any proposed sale, transfer or other disposition of certain assets of NRG until February 24, 2022. NRG is not obligated to sell the remaining NRG ROFO Assets to the Company and, if offered by NRG, the Company cannot be sure whether these assets will be offered on acceptable terms, or that the Company will choose to consummate such acquisitions. The assets listed in the table below represent the NRG ROFO Assets:

Asset	Fuel Type	Rated Capacity (MW)(a)	COD
Agua Caliente	Solar	102	2014
Ivanpah	Solar	196	2013
Hawaii(b)	Solar	80	2019
Distributed Solar (up to $190 million of equity in distributed solar generation portfolio(s)(b)	Solar	various	various
Buckthorn Solar(c)	Solar	154	2018
Carlsbad (d)	Conventional	527	2018
Puente/Mandalay(e)	Conventional	Project not expected to move forward
Community	Wind	Sold to third party
Jeffers	Wind	Sold to third party
Minnesota Portfolio	Wind	Sold to third party

(a) Represents the maximum, or rated, electricity generating capacity of the facility in MW multiplied by NRG's percentage ownership interest in the facility as of December 31, 2017.
(b) Hawaii and Distributed Solar are part of the NRG ROFO Agreement. These are not expected to be offered by NRG prior to consummation of the NRG Transaction and, at that time, would become part of a new ROFO Agreement with GIP.
(c) The transaction is expected to close in the first quarter of 2018.
(d) The transaction is expected to close in the fourth quarter of 2018 and is contingent upon the consummation of the NRG Transaction. Reflects capacity per the Power Purchase & Tolling Agreement with San Diego Gas & Electric; actual tested capacity is expected to be 530 MW.
(e) On November 3, 2017, the California Energy Commission suspended the permitting process for the Puente Power Project after two commissioners issued a statement stating their intention to deny the permit.  If the CEC formally denies a permit for the Puente Power Project, then the project will not move forward.
Upon closing of the NRG Transaction, the Company will enter into a new ROFO agreement with GIP that adds 550 MW to the current pipeline through the operational 150 MW Langford Wind project and the 400 MW Mesquite Star Wind project which is under development. The NRG ROFO Agreement will be amended to remove the Ivanpah solar facility.
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
Competitive Strengths
Stable, high quality cash flows. The Company's facilities have a stable, predictable cash flow profile consisting of predominantly long-life electric generation assets that sell electricity under long-term fixed priced contracts or pursuant to regulated rates with investment grade and certain other credit-worthy counterparties. Additionally, the Company's facilities have minimal fuel risk. For the Company's conventional assets, fuel is provided by the toll counterparty or the cost thereof is a pass-through cost under the CfD. Renewable facilities have no fuel costs, and most of the Company's thermal infrastructure assets have contractual or regulatory tariff mechanisms for fuel cost recovery. The offtake agreements for the Company's conventional and renewable generation facilities have a weighted-average remaining duration of approximately 15 years as of December 31, 2017, based on CAFD, providing long-term cash flow stability. The Company's generation offtake agreements with counterparties for whom credit ratings are available have a weighted-average Moody’s rating of A3 based on rated capacity under contract. All of the Company's assets are in the U.S. and accordingly have no currency or repatriation risks.
High quality, long-lived assets with low operating and capital requirements. The Company benefits from a portfolio of relatively younger assets, other than thermal infrastructure assets. The Company's assets are comprised of proven and reliable technologies, provided by leading original solar and wind equipment manufacturers such as General Electric, Siemens AG, SunPower Corporation, or SunPower, First Solar Inc., or First Solar, Vestas, Suzlon and Mitsubishi. Given the modern nature of the portfolio, which includes a substantial number of relatively low operating and maintenance cost solar and wind generation assets, the Company expects to achieve high fleet availability and expend modest maintenance-related capital expenditures. Additionally, with the support of services provided by NRG, the Company expects to continue to implement the same rigorous preventative operating and management practices that NRG uses across its fleet of assets.
Significant scale and diversity. The Company owns and operates a large and diverse portfolio of contracted electric generation and thermal infrastructure assets. As of December 31, 2017, the Company's 5,118 net MW contracted generation portfolio benefits from significant diversification in terms of technology, fuel type, counterparty and geography. The Company's thermal business consists of twelve operations, seven of which are district energy centers that provide steam and chilled water to approximately 695 customers, and five of which provide generation. The Company believes its scale and access to best practices across the fleet improves its business development opportunities through enhanced industry relationships, reputation and understanding of regional power market dynamics. Furthermore, the Company's diversification reduces its operating risk profile and reliance on any single market.

Relationship with NRG. The Company believes its relationship with NRG, a leading competitive power generator in the U.S., provides significant benefits to the Company, including access to the significant resources of NRG to support its operational, financial, legal, regulatory and environmental functions.
Relationship with GIP. The Company believes its potential relationship with GIP, should the NRG Transaction be consummated, may provide significant benefits to the Company. GIP is an independent infrastructure fund with over $45 billion in assets under management that invests in infrastructure assets and businesses in both OECD and select emerging market countries. GIP has a strong track record of investment and value creation in the renewable energy sector. Additionally, GIP has extensive experience with publicly traded yield vehicles and development platforms, ranging from Europe's first application of a yield company/development company model to the largest renewable platform in Asia-Pacific.
Environmentally well-positioned portfolio of assets. The Company's portfolio of electric generation assets consists of 3,173 net MW of renewable generation capacity that are non-emitting sources of power generation. The Company's conventional assets consist of the dual fuel-fired GenConn assets as well as the Marsh Landing and Walnut Creek simple cycle natural gas-fired peaking generation facilities and the El Segundo combined cycle natural gas-fired peaking facility. The Company does not anticipate having to expend any significant capital expenditures in the foreseeable future to comply with current environmental regulations applicable to its generation assets. Taken as a whole, the Company believes its strategy will be a net beneficiary of current and potential environmental legislation and regulatory requirements that may serve as a catalyst for capacity retirements and improve market opportunities for environmentally well-positioned assets like the Company's assets once its current offtake agreements expire.
Thermal infrastructure business has high entry costs. Significant capital has been invested to construct the Company's thermal infrastructure assets, serving as a barrier to entry in the markets in which such assets operate. As of December 31, 2017, the Company's thermal gross property, plant, and equipment was approximately $473 million. The Company's thermal district energy centers are located in urban city areas, with the chilled water and steam delivery systems located underground. Constructing underground delivery systems in urban areas requires long lead times for permitting, rights of way and inspections and is costly. By contrast, the incremental cost to add new customers in existing markets is relatively low. Once thermal infrastructure is established, the Company believes it has the ability to retain customers over long periods of time and to compete effectively for additional business against stand-alone on-site heating and cooling generation facilities. Installation of stand-alone equipment can require significant modification to a building as well as significant space for equipment and funding for capital expenditures. The Company's system technologies often provide economies of scale in terms of fuel procurement, ability to switch between multiple types of fuel to generate thermal energy, and fuel conversion efficiency.
Segment Review
The following tables summarize the Company's operating revenues, net income (loss) and assets by segment for the years ended December 31, 2017, 2016 and 2015, as discussed in Item 15 — Note 13, Segment Reporting, to the Consolidated Financial Statements. All amounts have been recast to include the effect of the acquisitions of the Drop Down Assets, which were accounted for as transfers of entities under common control. The accounting guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its consolidated financial statements to reflect the transfers as if they had taken place from the beginning of the financial statements period or from the date the entities were under common control (if later than the beginning of the financial statements period).

	Year ended December 31, 2017
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$336	$501	$172	$—	$1,009
Net income (loss)	120	9	25	(177)	(23)
Total assets	1,897	5,811	422	153	8,283

	Year ended December 31, 2016
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$333	$532	$170	$—	$1,035
Net income (loss)	153	(86)	29	(94)	2
Total assets	1,993	6,114	426	429	8,962

	Year ended December 31, 2015
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$336	$458	$174	$—	$968
Net income (loss)	156	(18)	22	(88)	72
Government Incentives
Government incentives, including PTCs and ITCs, can enhance the economics of the Company's generating assets and investments by providing, for example, loan guarantees, cash grants, favorable tax treatment, favorable depreciation rules or other incentives.  The Company cannot predict the effects that the current U.S. presidential administration will have on government incentives.
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

Environmental Matters
The Company is subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of facilities. The Company is also subject to laws regarding the protection of wildlife, including migratory birds, eagles, threatened and endangered species. Federal and state environmental laws have historically become more stringent over time, although this trend could change with respect to federal laws under the current U.S. presidential administration.
In October 2015, the EPA finalized the Clean Power Plan, or CPP, addressing GHG emissions from existing EGUs. On February 9, 2016, the U.S. Supreme Court stayed the CPP. The D.C. Circuit heard oral argument on the legal challenges to the CPP in September 2016. At the EPA's request, the D.C. Circuit agreed on April 28, 2017 to hold the case in abeyance. On October 16, 2017, the EPA proposed a rule to repeal the CPP. Accordingly, the Company believes the CPP is not likely to survive.
Customers
The Company sells its electricity and environmental attributes, including RECs, primarily to local utilities under long-term, fixed-price PPAs. During the year ended December 31, 2017, the Company derived approximately 41% of its consolidated revenue from Southern California Edison, or SCE, and approximately 23% of its consolidated revenue from Pacific Gas and Electric, or PG&E.
Employees
The Company employs Christopher Sotos as its President and Chief Executive Officer and Chad Plotkin as its Senior Vice President and Chief Financial Officer. As of December 31, 2017, other than Messrs. Sotos and Plotkin, the Company did not employ any other employees. The majority of personnel who manage operations of the Company are employees of NRG or third parties managed by NRG, and their services are provided for the Company's benefit under the Management Services Agreement and project operations and maintenance agreements with NRG as described in Item 15 — Note 15, Related Party Transactions, to the Consolidated Financial Statements.
Available Information
The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through the Company's website, www.nrgyield.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The Company also routinely posts press releases, presentations, webcasts, and other information regarding the Company on its website. The information posted on the Company's website is not a part of this report.

Item 1A — Risk Factors
Risks Related to the Proposed NRG Transaction
The Company may not realize the anticipated benefits of the NRG Transaction.

On February 6, 2018, Global Infrastructure Partners, or GIP, entered into a purchase and sale agreement with NRG for the acquisition of NRG’s full ownership interest in the Company and NRG’s renewable energy development and operations platform. Also on February 6, 2018, the Company entered into a consent and indemnity agreement with NRG and GIP in connection with the purchase and sale agreement between NRG and GIP. The consent and indemnity agreement and the purchase and sale agreement are collectively referred to as the NRG Transaction. Consummation of the NRG Transaction is subject to a number of conditions, including receipt of certain contractual consents and regulatory approvals from certain regulatory agencies, including approval by FERC and approvals from certain state regulatory agencies. While the parties have begun the process of notifying agencies and obtaining regulatory approvals and consents, there is no assurance that the parties will be able to obtain the requisite regulatory approvals or consents to satisfy the closing conditions. Additionally, the NRG Transaction requires the Company’s consent which is conditioned upon a number of items, all of which may not be met on a timely basis, or at all.

If the NRG Transaction is consummated, GIP may exercise substantial influence over the Company’s policies and procedures and exercise substantial influence over the Company’s Board, management and the types of third party acquisitions the Company makes. The Company may not identify future acquisitions or be able to secure financing on attractive terms or at all for future acquisitions and the Company may not realize the anticipated benefits of the financing support to be provided by GIP, which includes a $1.5 billion backstop credit facility to manage any change-of-control costs associated with the Company’s corporate debt and up to $400 million in financing support for the Company’s acquisition of the Carlsbad Energy Center. Further, GIP may not be able to maintain the Company’s current relationships with customers, counterparties, suppliers, lenders and other third parties. Uncertainty about the effect of the NRG Transaction may negatively affect the Company’s relationship with its counterparties and have a significant impact on the Company’s business. The foregoing risks may adversely affect the Company’s operational performance or limit the Company’s growth prospects, including its ability to grow its dividend per share.

Following the consummation of the NRG Transaction, GIP and its affiliates will control the Company and have the ability to designate a majority of the members of the Company’s Board.

The governance agreements to be entered into among NRG, the Company, GIP and its affiliates in connection with the NRG Transaction provide GIP the ability to designate a majority of the Company’s Board to the Company’s Corporate Governance, Conflicts and Nominating Committee for nomination for election by the Company’s stockholders and also require that the Company and GIP use their commercially reasonable efforts to submit to the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders a charter amendment to classify the Company’s Board into two classes (with the independent directors and directors designated by GIP allocated across the two classes). Due to such agreements and GIP's approximate 55.1% combined voting power in the Company following the completion of the NRG Transaction, the ability of other holders of the Company’s Class A and Class C common stock to exercise control over the corporate governance of the Company will be limited. In addition, due to its approximate 55.1% combined voting power in the Company following the completion of the NRG Transaction, GIP and its affiliates will have a substantial influence on the Company’s affairs and its voting power will constitute a large percentage of any quorum of the Company’s stockholders voting on any matter requiring the approval of the Company’s stockholders, including the classification of the Board of Directors. GIP may hold certain interests that are different from those of the Company or other holders of the Company’s Class A and Class C common stock and there is no assurance that GIP will exercise its control over the Company in a manner that is consistent with the Company’s interests or those of the holders of the Company’s Class A and Class C common stock.
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

Pursuant to the Company's cash dividend policy, the Company intends to distribute a significant amount of the CAFD through regular quarterly distributions and dividends, and the Company's ability to grow and make acquisitions through cash on hand could be limited.
The Company expects to distribute a significant amount of the CAFD each quarter and to rely primarily upon external financing sources, including the issuance of debt and equity securities and, if applicable, borrowings under the Company's revolving credit facility to fund acquisitions and growth capital expenditures. The Company may be precluded from pursuing otherwise attractive acquisitions if the projected short-term cash flow from the acquisition or investment is not adequate to service the capital raised to fund the acquisition or investment, after giving effect to the Company's available cash reserves. To the extent the Company issues additional equity securities in connection with any acquisitions or growth capital expenditures, the payment of dividends on these additional equity securities may increase the risk that the Company will be unable to maintain or increase its per share dividend. The incurrence of bank borrowings or other debt by NRG Yield Operating LLC or by the Company's project-level subsidiaries to finance the Company’s growth strategy will result in increased interest expense and the imposition of additional or more restrictive covenants, which, in turn, may impact the cash distributions the Company receives to distribute to holders of the Company’s common stock.
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
As of December 31, 2017, the Company had approximately $5,897 million of total consolidated indebtedness, $4,376 million of which was incurred by the Company's non-guarantor subsidiaries. In addition, the Company’s share of its unconsolidated affiliates’ total indebtedness and letters of credit outstanding as of December 31, 2017, totaled approximately $777 million and $98 million, respectively (calculated as the Company’s unconsolidated affiliates’ total indebtedness as of such date multiplied by the Company’s percentage membership interest in such assets).
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

•
investor confidence in the Company, its partners, NRG, as the Company’s principal stockholder (on a combined voting basis) and manager under the Management Services Agreement, or GIP, as successor to NRG's interests in the Company if the NRG Transaction is consummated, and the regional wholesale power markets;

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
A significant portion of the electric power the Company generates is sold under long-term offtake agreements with public utilities or industrial or commercial end-users, with a weighted average remaining duration of approximately 15 years based on CAFD. As of December 31, 2017, the largest customers of the Company's power generation assets, including assets in which the Company has less than a 100% membership interest, were SCE and PG&E, which represented 40% and 23%, respectively, of the net electric generation capacity of the Company's facilities.
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
The Company's assets are subject to numerous and significant federal, state and local laws, including statutes, regulations, guidelines, policies, directives and other requirements governing or relating to, among other things: protection of wildlife, including threatened and endangered species; air emissions; discharges into water; water use; the storage, handling, use, transportation and distribution of dangerous goods and hazardous, residual and other regulated materials, such as chemicals; the prevention of releases of hazardous materials into the environment; the prevention, presence and remediation of hazardous materials in soil and groundwater, both on and offsite; land use and zoning matters; and workers' health and safety matters. The Company's facilities could experience incidents, malfunctions and other unplanned events that could result in spills or emissions in excess of permitted levels and result in personal injury, penalties and property damage. As such, the operation of the Company's facilities carries an inherent risk of environmental, health and safety liabilities (including potential civil actions, compliance or remediation orders, fines and other penalties), and may result in the assets being involved from time to time in administrative and judicial proceedings relating to such matters. The Company has implemented environmental, health and safety management programs designed to continually improve environmental, health and safety performance. Environmental laws and regulations have generally become more stringent over time. Significant costs may be incurred for capital expenditures under environmental programs to keep the assets compliant with such environmental laws and regulations. If it is not economical to make those expenditures, it may be necessary to retire or mothball facilities or restrict or modify the Company's operations to comply with more stringent standards. These environmental requirements and liabilities could have a material adverse effect on the business, financial condition, results of operations and cash flows.
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
Numerous functions affecting the efficient operation of the Company’s businesses depend on the secure and reliable storage, processing and communication of electronic data and the use of sophisticated computer hardware and software systems. The operation of the Company's generating assets rely on cyber-based technologies and, therefore, subject to the risk that such systems could be the target of disruptive actions, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, or otherwise be compromised by unintentional events. As a result, operations could be interrupted, property could be damaged and sensitive customer information could be lost or stolen, causing the Company to incur significant losses of revenues, other substantial liabilities and damages, costs to replace or repair damaged equipment and damage to the Company's reputation. In addition, the Company may experience increased capital and operating costs to implement increased security for its cyber systems and generating assets.
Government regulations providing incentives for renewable generation could change at any time and such changes may negatively impact the Company's growth strategy.
The Company's growth strategy depends in part on government policies that support renewable generation and enhance the economic viability of owning renewable electric generation assets. Renewable generation assets currently benefit from various federal, state and local governmental incentives such as ITCs, cash grants in lieu of ITCs, loan guarantees, RPS, programs, modified accelerated cost-recovery system of depreciation and bonus depreciation. In December 2015, the U.S. Congress enacted an extension of the 30% solar ITC so that projects that began construction in 2016 through 2019 will continue to qualify for the 30% ITC.  Projects beginning construction in 2020 and 2021 will be eligible for the ITC at the rates of 26% and 22%, respectively.  The same legislation also extended the 10-year wind PTC for wind projects that began construction in years 2016 through 2019.  Wind projects that begin construction in the years 2018 and 2019 are eligible for PTC at 60% and 40% of the statutory rate per kWh, respectively.
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
The Company depends on key management employees, the loss of any of which could have a material adverse effect on the Company's financial condition and results of operations.
The Company believes its current operations and future success depend largely on the continued services of the management employees that it employs, in particular Christopher Sotos, the Company’s President and Chief Executive Officer and Chad Plotkin, the Company’s Senior Vice President and Chief Financial Officer. Although the Company currently has access to the resources of NRG, the loss of Mr. Sotos’ or Mr. Plotkin’s services, or other key management personnel employed by the Company in connection with the NRG Transaction or in the future, could have a material adverse effect on the Company’s financial condition and results of operations.
Risks Related to the Company's Relationship with NRG
NRG is the Company's controlling stockholder and exercises substantial influence over the Company. The Company is highly dependent on NRG.
NRG owns all of the Company's outstanding Class B and Class D common stock. The Company's outstanding Class B and Class D common stock is entitled to one vote per share and 1/100th of a vote per share, respectively. As a result of its ownership of the Class B and Class D common stock, NRG owns 55.1% of the combined voting power of the Company's common stock as of December 31, 2017. As a result of this ownership, NRG has a substantial influence on the Company's affairs and its voting power will constitute a large percentage of any quorum of the Company's stockholders voting on any matter requiring the approval of the Company's stockholders. Such matters include the election of directors, the adoption of amendments to the Company's restated certificate of incorporation and third amended and restated bylaws and approval of mergers or sale of all or substantially all of its assets. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company or discouraging others from making tender offers for the Company's shares. In addition, NRG has the right to elect all of the Company's directors. NRG may cause corporate actions to be taken even if their interests conflict with the interests of the Company's other stockholders (including holders of the Company's Class A and Class C common stock). If the NRG Transaction is consummated, GIP will become the Company’s controlling stockholder and, like NRG, will have substantial control and influence over the Company. See the risk factor entitled “Following the consummation of the NRG Transaction, GIP and its affiliates will control the Company and have the ability to designate a majority of the members of the Company’s Board.”
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

In connection with the proposed NRG Transaction, GIP has agreed to enter into certain agreements with the Company relating to the provision of services and NRG has agreed to enter into certain agreements with the Company relating to transition services and ongoing commercial arrangements. While the provision of transitional services is contemplated under the proposed NRG Transaction, it is uncertain whether, after the transition services end, GIP or its affiliates would continue to provide the same services, or offer the same capabilities and resources, to the Company that the Company currently receives from NRG or whether the Company may have to seek alternative service providers. The Company may not be able to replicate the same level of services, capabilities, experience and familiarity with the Company’s business offered by NRG either through GIP or through alternative service providers or on terms or costs similar to those provided by NRG. The loss of services provided by NRG and the benefits offered to the Company through its relationship with NRG, such as management, operational and financing expertise, could have an impact on the Company’s business, financial condition, results of operations and cash flows. See also the risk factor entitled “If NRG terminates the Management Services Agreement or defaults in the performance of its obligations under the agreement, or if the transition services to be provided by NRG to the Company in connection with the consummation of the NRG Transaction are inadequate or end, the Company may be unable to contract with a substitute service provider on similar terms, or at all.”
The Company may not be able to consummate future acquisitions from NRG.
Until the NRG Transaction is consummated, if at all, the Company's ability to grow through acquisitions depends, in part, on NRG's ability to identify and present the Company with acquisition opportunities. NRG established the Company to hold and acquire a diversified suite of power generating assets in the U.S. and its territories. Although NRG has agreed to grant the Company a right of first offer with respect to certain power generation assets that NRG may elect to sell in the future, NRG is under no obligation to sell any such power generation assets or to accept any related offer from the Company. In addition, NRG has not agreed to commit any minimum level of dedicated resources for the pursuit of renewable power-related acquisitions. There are a number of factors which could materially and adversely impact the extent to which suitable acquisition opportunities are made available from NRG, including:

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
The Company depends on the diligence, skill and business contacts of NRG's professionals and the information and opportunities they generate during the normal course of their activities. Furthermore, approximately 24% of NRG's employees at the Company's generation plants are covered by collective bargaining agreements as of December 31, 2017. The Company's future success will depend on the continued service of these individuals, who are not obligated to remain employed with NRG, or otherwise successfully renegotiate their collective bargaining agreements when such agreements expire or otherwise terminate. NRG has experienced departures of key professionals and personnel in the past and may do so if the NRG Transaction is consummated, and the Company cannot predict the impact that any such departures will have on its ability to achieve its objectives. The Management Services Agreement does not require NRG to maintain the employment of any of its professionals or to cause any particular professional to provide services to the Company or on its behalf. The departure of a significant number of NRG's professionals or a material portion of the NRG employees who work at any of the Company's facilities for any reason, or the failure to appoint qualified or effective successors in the event of such departures, could have a material adverse effect on the Company's ability to achieve its objectives.

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
Additionally, all of the Company's executive officers continue to have economic interests in NRG and, accordingly, the benefit to NRG from a transaction between the Company and NRG will proportionately inure to their benefit as holders of economic interests in NRG. NRG is a related person under the applicable securities laws governing related person transactions and may have interests which differ from the Company's interests or those of holders of the Class A and Class C common stock, including with respect to the types of acquisitions made, the timing and amount of dividends by the Company, the reinvestment of returns generated by the Company's operations, the use of leverage when making acquisitions and the appointment of outside advisors and service providers. Any material transaction between the Company and NRG will be subject to the Company's related person transaction policy, which will require prior approval of such transaction by the Company's Corporate Governance, Conflicts and Nominating Committee. Those of the Company's executive officers who have economic interests in NRG may be conflicted when advising the Company's Corporate Governance, Conflicts and Nominating Committee or otherwise participating in the negotiation or approval of such transactions. These executive officers have significant project- and industry-specific expertise that could prove beneficial to the Company's decision-making process and the absence of such strategic guidance could have a material adverse effect on the Corporate Governance, Conflicts and Nominating Committee's ability to evaluate any such transaction. Furthermore, the Corporate Governance, Conflicts and Nominating Committee and the Company's related person transaction approval policy may not insulate the Company from derivative claims with respect to related person transactions and the conflicts of interest described in this risk factor. Regardless of the merits of such claims, the Company may be required to expend significant management time and financial resources in the defense thereof. Additionally, to the extent the Company fails to appropriately deal with any such conflicts, it could negatively impact the Company's reputation and ability to raise additional funds and the willingness of counterparties to do business with the Company, all of which could have a material adverse effect on the business, financial condition, results of operations and cash flows.
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

If NRG terminates the Management Services Agreement or defaults in the performance of its obligations under the agreement, or if the transition services to be provided by NRG to the Company in connection with the consummation of the NRG Transaction are inadequate or end, the Company may be unable to contract with a substitute service provider on similar terms, or at all.
The Company relies on NRG to provide management services under the Management Services Agreement and has limited executive or senior management personnel independent from NRG. The Management Services Agreement provides that NRG may terminate the agreement upon 180 days prior written notice of termination to the Company if it defaults in the performance or observance of any material term, condition or covenant contained in the agreement in a manner that results in material harm and the default continues unremedied for a period of 30 days after written notice of the breach is given. If NRG terminates the Management Services Agreement or defaults in the performance of its obligations under the agreement, or if the transition services to be provided by NRG to the Company, in the event the NRG Transaction is consummated, are not adequate or end, the Company may be unable to contract with GIP or a substitute service provider on similar terms or at all, and the costs of substituting service providers may be substantial. In addition, in light of NRG's familiarity with the Company's assets, GIP or a substitute service provider may not be able to provide the same level of service due to lack of pre-existing synergies. If the Company cannot locate a service provider that is able to provide substantially similar services as NRG does under the Management Services Agreement on similar terms, it could have a material adverse effect on the business, financial condition, results of operation and cash flows.
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
Certain of the Company’s PPAs and project-level financing arrangements contain change in control provisions that provide the counterparty with a termination right or the ability to accelerate maturity in the event of a change of control of the Company without the counterparty's consent. These provisions are triggered in the event NRG ceases to own, directly or indirectly, capital stock representing more than 50% of the voting power of the Company’s capital stock outstanding on such date, or, in some cases, if NRG ceases to be the majority owner, directly or indirectly, of the applicable project subsidiary. As a result, if NRG ceases to control, or in some cases, own a majority of the voting power of the Company, as is contemplated by the NRG Transaction, the counterparties could terminate such contracts or accelerate the maturity of such financing arrangements. Even though the Company’s consent to the NRG Transaction is conditioned upon the receipt of consents from such counterparties, the Company may have to expend significant resources and funds to obtain the consents of such counterparties to the NRG Transaction and there can be no assurance that such counterparties will provide their consents at all. The termination of any of the Company’s PPAs or the acceleration of the maturity of any of the Company’s project-level financing could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.
The Company is a “controlled company," controlled by NRG, and as a result, is exempt from certain corporate governance requirements that are designed to provide protection to stockholders of companies that are not controlled companies.
              As of December 31, 2017, NRG controls 55.1% of the Company's combined voting power and is able to elect all of the Company's board of directors. As a result, the Company is considered a "controlled company" for the purposes of the NYSE listing requirements. Additionally, the Company is expected to continue to be a "controlled company" if the NRG Transaction is consummated. As a "controlled company," the Company is permitted to, and the Company may, opt out of the NYSE listing requirements that would require (i) a majority of the members of the Company's board of directors to be independent, (ii) that the Company establish a compensation committee and a nominating and governance committee, each comprised entirely of independent directors, or (iii) an annual performance evaluation of the nominating and governance and compensation committees. The NYSE listing requirements are intended to ensure that directors who meet the independence standards are free of any conflicting interest that could influence their actions as directors. While the Company has elected to have a Compensation Committee and a Corporate Governance, Conflicts and Nominating Committee consisting entirely of independent directors and to conduct an annual performance evaluation of these committees, the majority of the members of the Company’s board of directors are not considered independent. Therefore, the Company’s stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the applicable NYSE listing requirements. It is also possible that the interests of NRG or GIP (in the event the NRG Transaction is consummated) may in some circumstances conflict with the Company's interests and the interests of the holders of the Company's Class A and Class C common stock.
Risks Inherent in an Investment in the Company
The Company may not be able to continue paying comparable or growing cash dividends to holders of its common stock in the future.
              The amount of CAFD principally depends upon the amount of cash the Company generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the level and timing of capital expenditures the Company makes;

•	the level of operating and general and administrative expenses, including reimbursements to NRG for services provided to the Company in accordance with the Management Services Agreement;

•	variations in revenues generated by the business, due to seasonality, weather, or otherwise;

•	debt service requirements and other liabilities;

•	fluctuations in working capital needs;

•	the Company's ability to borrow funds and access capital markets;

•	restrictions contained in the Company's debt agreements (including project-level financing and, if applicable, corporate debt); and

•	other business risks affecting cash levels.
              As a result of all these factors, the Company cannot guarantee that it will have sufficient cash generated from operations to pay a specific level of cash dividends to holders of its Class A or Class C common stock. Furthermore, holders of the Company's Class A or Class C common stock should be aware that the amount of CAFD depends primarily on operating cash flow, and is not solely a function of profitability, which can be affected by non-cash items.
    The Company may incur other expenses or liabilities during a period that could significantly reduce or eliminate its CAFD and, in turn, impair its ability to pay dividends to holders of the Company's Class A or Class C common stock during the period. Because the Company is a holding company, its ability to pay dividends on the Company's Class A or Class C common stock is restricted and further limited by the ability of the Company's subsidiaries to make distributions to the Company, including restrictions under the terms of the agreements governing the Company's corporate debt and project-level financing. The project-level financing agreements generally prohibit distributions from the project entities prior to COD and thereafter prohibit distributions to the Company unless certain specific conditions are met, including the satisfaction of financial ratios. The Company's revolving credit facility also restricts the Company's ability to declare and pay dividends if an event of default has occurred and is continuing or if the payment of the dividend would result in an event of default.
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
              Finally, dividends to holders of the Company's Class A or Class C common stock will be paid at the discretion of the Company's board of directors. The Company's board of directors may decrease the level, or entirely discontinue payment, of dividends.

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
              One of the factors that influences the price of shares of the Company's Class A and Class C common stock is the effective dividend yield of such shares (i.e., the yield as a percentage of the then market price of the Company's shares) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates but are steadily rising, may lead investors of shares of the Company's Class A and Class C common stock to expect a higher dividend yield and the Company's inability to increase its dividend as a result of an increase in borrowing costs, insufficient CAFD or otherwise, could result in selling pressure on, and a decrease in the market prices of the Company's Class A and Class C common stock as investors seek alternative investments with higher yield.
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
              The market price of the Company's Class A and Class C common stock may fluctuate significantly in response to a number of factors, most of which the Company cannot predict or control, including general market and economic conditions, disruptions, downgrades, credit events and perceived problems in the credit markets; actual or anticipated variations in its quarterly operating results or dividends; changes in the Company's investments or asset composition; write-downs or perceived credit or liquidity issues affecting the Company's assets; market perception of NRG or the proposed NRG Transaction, the Company's business and the Company's assets; the Company's level of indebtedness and/or adverse market reaction to any indebtedness that the Company may incur in the future; the Company's ability to raise capital on favorable terms or at all; loss of any major funding source; the termination of the Management Services Agreement or additions or departures of the Company's executive officers or NRG's key personnel; changes in market valuations of similar power generation companies; and speculation in the press or investment community regarding the Company, NRG or the proposed NRG Transaction.
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
                Risks that may increase as a result of market volatility include, but are not limited to, risks related to access to capital and liquidity and risks related to the performance of third parties, including NRG or GIP.   The Company has significant relationships with, and in certain areas depends significantly on, NRG.  In particular, NRG provides management and operational services and other support.  Until the proposed NRG Transaction is consummated, the Company’s growth strategy depends on its ability to identify and acquire additional facilities from NRG and unaffiliated third parties.  The Company interacts with or depends on NRG for many third-party acquisition opportunities and for operations and maintenance support on various pending and completed transactions.  As a result, the Company’s financial and operating performance and prospects, including the Company’s ability to grow its dividend per share, may be affected by the performance, prospects, and priorities of NRG (including the consummation of the NRG Transaction), and material adverse developments at NRG or changes in its strategic priorities may materially affect the Company's business, financial condition and results of operations.
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
              The Company is in a capital intensive business, and may not have sufficient funds to finance the growth of the Company's business, future acquisitions or to support the Company's projected capital expenditures. As a result, the Company may require additional funds from further equity or debt financings, including tax equity financing transactions, sales under the ATM Program or sales of preferred shares or convertible debt to complete future acquisitions, expansions and capital expenditures and pay the general and administrative costs of the Company's business. In the future, the Company may issue shares under its ATM Program and the Company's previously authorized and unissued securities, resulting in the dilution of the ownership interests of purchasers of the Company's Class A and Class C common stock. Under the Company's restated certificate of incorporation, the Company is authorized to issue 500,000,000 shares of Class A common stock, 500,000,000 shares of Class B common stock, 1,000,000,000 shares of Class C common stock, 1,000,000,000 shares of Class D common stock and 10,000,000 shares of preferred stock with preferences and rights as determined by the Company's board of directors. The potential issuance of additional shares of common stock or preferred stock or convertible debt may create downward pressure on the trading price of the Company's Class A and Class C common stock.
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
               The market price of the Company's Class A or Class C common stock may also decline as a result of NRG disposing or transferring some or all of the Company's outstanding Class B or Class D common stock, which disposals or transfers would reduce NRG's ownership interest in, and voting control over, the Company, as contemplated by the proposed NRG Transaction. These sales might also make it more difficult for the Company to sell equity securities at a time and price that the Company deems appropriate. NRG and certain of its affiliates have certain demand and piggyback registration rights with respect to shares of the Company's Class A common stock issuable upon the exchange of NRG Yield LLC's Class B units and/or Class C common stock issuable upon the exchange of NRG Yield LLC's Class D units. The presence of additional shares of the Company's Class A and/or Class C common stock trading in the public market, as a result of the exercise of such registration rights, may have a material adverse effect on the market price of the Company's securities.
Risks Related to Taxation
The Company's future tax liability may be greater than expected if the Company does not generate NOLs sufficient to offset taxable income, if federal, state and local tax authorities challenge certain of the Company’s tax positions and exemptions or if changes in federal, state and local tax laws occur.
              The Company expects to generate NOLs and carryforward prior year NOL balances to offset future taxable income. Based on the Company's current portfolio of assets, which include renewable assets that benefit from accelerated tax depreciation deductions, the Company does not expect to pay significant federal income tax for a period of approximately ten years. While the Company expects these losses will be available as a future benefit, in the event that they are not generated as expected, successfully challenged by the IRS or state and local jurisdictions (in a tax audit or otherwise) or subject to future limitations from a potential change in ownership as discussed below, the Company's ability to realize these benefits may be limited. In addition, the Company’s ability to realize state and local tax exemptions, including property or sales and use tax exemptions, is subject to various tax laws. If these exemptions are successfully challenged by state and local jurisdictions or if a change in tax law occurs, the Company’s ability to realize these exemptions could be affected. A reduction in the Company's expected NOLs, a limitation on the Company's ability to use such losses or tax credits, and challenges by tax authorities to the Company’s tax positions may result in a material increase in the Company's estimated future income, sales/use and property tax liability and may negatively impact the Company's liquidity and financial condition.
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
For U.S. tax purposes, the Company's distributions to its stockholders in 2017 and 2016 are classified for U.S. federal income tax purposes as a nontaxable return of capital and reduction of a U.S. stockholder's tax basis, to the extent of a U.S. stockholder's tax basis in each of the Company's common shares, with any remaining amount being taxed as capital gain.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K of NRG Yield, Inc., together with its consolidated subsidiaries, or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors and the following:

•	The Company's ability to maintain and grow its quarterly dividend;

•	Potential risks to the Company as a result of the NRG Transaction;

•	The Company's ability to successfully identify, evaluate and consummate acquisitions from third parties;

•	The Company's ability to acquire assets from NRG;

•	The Company's ability to raise additional capital due to its indebtedness, corporate structure, market conditions or otherwise;

•	Changes in law, including judicial decisions;

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
Item 1B — Unresolved Staff Comments
None.

Item 2 — Properties
Listed below are descriptions of the Company's interests in facilities, operations and/or projects owned or leased as of December 31, 2017.

		Capacity
		Rated MW	Net MW(a)	Owner-ship			PPA Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
Conventional
El Segundo	El Segundo, CA	550	550	100%	Natural Gas	August 2013	Southern California Edison	2023
GenConn Devon	Milford, CT	190	95	50%	Natural Gas/Oil	June 2010	Connecticut Light & Power	2040
GenConn Middletown	Middletown, CT	190	95	50%	Natural Gas/Oil	June 2011	Connecticut Light & Power	2041
Marsh Landing	Antioch, CA	720	720	100%	Natural Gas	May 2013	Pacific Gas and Electric	2023
Walnut Creek	City of Industry, CA	485	485	100%	Natural Gas	May 2013	Southern California Edison	2023
Total Conventional		2,135	1,945
Utility Scale Solar
Agua Caliente	Dateland, AZ	290	46	16%	Solar	June 2014	Pacific Gas and Electric	2039
Alpine	Lancaster, CA	66	66	100%	Solar	January 2013	Pacific Gas and Electric	2033
Avenal	Avenal, CA	45	23	50%	Solar	August 2011	Pacific Gas and Electric	2031
Avra Valley	Pima County, AZ	26	26	100%	Solar	December 2012	Tucson Electric Power	2032
Blythe	Blythe, CA	21	21	100%	Solar	December 2009	Southern California Edison	2029
Borrego	Borrego Springs, CA	26	26	100%	Solar	February 2013	San Diego Gas and Electric	2038
CVSR	San Luis Obispo, CA	250	250	100%	Solar	October 2013	Pacific Gas and Electric	2038
Desert Sunlight 250	Desert Center, California	250	63	25%	Solar	December 2014	Southern California Edison	2034
Desert Sunlight 300	Desert Center, California	300	75	25%	Solar	December 2014	Pacific Gas and Electric	2039
Four Brothers Solar	New Castle/Milford, UT	320	160	50%	Solar	July 2016 - August 2016	PacifiCorp	2036
Granite Mountain	Cedar City, UT	130	65	50%	Solar	September 2016	PacifiCorp	2036
Iron Springs	Cedar City, UT	80	40	50%	Solar	August 2016	PacifiCorp	2036
Kansas South	Lemoore, CA	20	20	100%	Solar	June 2013	Pacific Gas and Electric	2033
Roadrunner	Santa Teresa, NM	20	20	100%	Solar	August 2011	El Paso Electric	2031
TA High Desert	Lancaster, CA	20	20	100%	Solar	March 2013	Southern California Edison	2033
Total Utility Scale Solar		1,864	921
Distributed Solar
Apple I LLC Projects	CA	9	9	100%	Solar	October 2012 - December 2012	Various	2032
AZ DG Solar Projects	AZ	5	5	100%	Solar	December 2010 - January 2013	Various	2025-2033
SPP Projects	Various	25	25	100%	Solar	June 2008 - June 2012	Various	2026-2037
Other DG Projects	Various	13	13	100%	Solar	October 2012 - October 2015	Various	2023-2039
Total Distributed Solar		52	52
Wind
Alta I	Tehachapi, CA	150	150	100%	Wind	December 2010	Southern California Edison	2035
Alta II	Tehachapi, CA	150	150	100%	Wind	December 2010	Southern California Edison	2035

		Capacity
		Rated MW	Net MW(a)	Owner-ship			PPA Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
Alta III	Tehachapi, CA	150	150	100%	Wind	February 2011	Southern California Edison	2035
Alta IV	Tehachapi, CA	102	102	100%	Wind	March 2011	Southern California Edison	2035
Alta V	Tehachapi, CA	168	168	100%	Wind	April 2011	Southern California Edison	2035
Alta X (b)	Tehachapi, CA	137	137	100%	Wind	February 2014	Southern California Edison	2038
Alta XI (b)	Tehachapi, CA	90	90	100%	Wind	February 2014	Southern California Edison	2038
Buffalo Bear	Buffalo, OK	19	19	100%	Wind	December 2008	Western Farmers Electric Co-operative	2033
Crosswinds (b)	Ayrshire, IA	21	21	99%	Wind	June 2007	Corn Belt Power Cooperative	2027
Elbow Creek (b)	Howard County, TX	122	122	100%	Wind	December 2008	NRG Power Marketing LLC	2022
Elkhorn Ridge (b)	Bloomfield, NE	81	54	66.7%	Wind	March 2009	Nebraska Public Power District	2029
Forward (b)	Berlin, PA	29	29	100%	Wind	April 2008	Constellation NewEnergy, Inc.	2022
Goat Wind (b)	Sterling City, TX	150	150	100%	Wind	April 2008/June 2009	Dow Pipeline Company	2025
Hardin (b)	Jefferson, IA	15	15	99%	Wind	May 2007	Interstate Power and Light Company	2027
Laredo Ridge	Petersburg, NE	80	80	100%	Wind	February 2011	Nebraska Public Power District	2031
Lookout (b)	Berlin, PA	38	38	100%	Wind	October 2008	Southern Maryland Electric Cooperative	2030
Odin (b)	Odin, MN	20	20	99.9%	Wind	June 2008	Missouri River Energy Services	2028
Pinnacle	Keyser, WV	55	55	100%	Wind	December 2011	Maryland Department of General Services and University System of Maryland	2031
San Juan Mesa (b)	Elida, NM	120	90	75%	Wind	December 2005	Southwestern Public Service Company	2025
Sleeping Bear (b)	Woodward, OK	95	95	100%	Wind	October 2007	Public Service Company of Oklahoma	2032
South Trent	Sweetwater, TX	101	101	100%	Wind	January 2009	AEP Energy Partners	2029
Spanish Fork (b)	Spanish Fork, UT	19	19	100%	Wind	July 2008	PacifiCorp	2028
Spring Canyon II (b)	Logan County, CO	32	29	90.1%	Wind	October 2014	Platte River Power Authority	2039
Spring Canyon III(b)	Logan County, CO	28	25	90.1%	Wind	December 2014	Platte River Power Authority	2039
Taloga	Putnam, OK	130	130	100%	Wind	July 2011	Oklahoma Gas & Electric	2031
Wildorado (b)	Vega, TX	161	161	100%	Wind	April 2007	Southwestern Public Service Company	2027
Total Wind		2,263	2,200
Thermal Generation
Dover	Dover, DE	103	103	100%	Natural Gas	June 2013	NRG Power Marketing LLC	2018
Paxton Creek Cogen	Harrisburg, PA	12	12	100%	Natural Gas	November 1986	Power sold into PJM markets
Princeton Hospital	Princeton, NJ	5	5	100%	Natural Gas	January 2012	Excess power sold to local utility
Tucson Convention Center	Tucson, AZ	2	2	100%	Natural Gas	January 2003	Excess power sold to local utility
University of Bridgeport	Bridgeport, CT	1	1	100%	Natural Gas	April 2015	University of Bridgeport	2034
Total Thermal Generation		123	123
Total NRG Yield, Inc. (c)		6,437	5,241

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of December 31, 2017.
(b) Projects are part of tax equity arrangements, as further described in Note 2, Summary of Significant Accounting Policies.
(c) NRG Yield's total generation capacity is net of 6 MWs for noncontrolling interest for Spring Canyon II and III. NRG Yield's generation capacity including this noncontrolling interest was 5,247 MWs.
In addition to the facilities owned or leased in the table above, the Company entered into partnerships to own or purchase solar power generation projects, as well as other ancillary related assets from a related party via intermediate funds.  The Company does not consolidate these partnerships and accounts for them as equity method investments. The Company's net interest in these projects is 247 MW based on cash to be distributed. For further discussions, refer to Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities to the Consolidated Financial Statements.
The following table summarizes the Company's thermal steam and chilled water facilities as of December 31, 2017:

Name and Location of Facility	Thermal Energy Purchaser	% Owned	Rated Megawatt Thermal Equivalent Capacity (MWt)	Net Megawatt Thermal Equivalent Capacity (MWt)	Generating Capacity
NRG Energy Center Minneapolis, MN	Approx. 100 steam and 55 chilled water customers	100	322 136	322 136	Steam: 1,100 MMBtu/hr. Chilled water: 38,700 tons
NRG Energy Center San Francisco, CA	Approx. 180 steam customers	100	133	133	Steam: 454 MMBtu/hr.
NRG Energy Center Omaha, NE	Approx. 60 steam and 65 chilled water customers	100 12(a) 100 0(a)	142 73 77 26	142 9 77 0	Steam: 485 MMBtu/hr Steam: 250 MMBtu/hr Chilled water: 22,000 tons Chilled water: 7,250 tons
NRG Energy Center Harrisburg, PA	Approx. 125 steam and 5 chilled water customers	100	108 13	108 13	Steam: 370 MMBtu/hr. Chilled water: 3,600 tons
NRG Energy Center Phoenix, AZ	Approx. 35 chilled water customers	24(a) 100 12(a) 0(a)	5 104 14 28	1 104 2 0	Steam: 17 MMBtu/hr Chilled water: 29,600 tons Chilled water: 3,920 tons Chilled water: 8,000 tons
NRG Energy Center Pittsburgh, PA	Approx. 25 steam and 25 chilled water customers	100	88 49	88 49	Steam: 302 MMBtu/hr. Chilled water: 13,874 tons
NRG Energy Center San Diego, CA	Approx. 20 chilled water customers	100	31	31	Chilled water: 8,825 tons
NRG Energy Center Dover, DE	Kraft Heinz Company; Proctor and Gamble	100	66	66	Steam: 225 MMBtu/hr.
NRG Energy Center Princeton, NJ	Princeton HealthCare System	100	21 17	21 17	Steam: 72 MMBtu/hr. Chilled water: 4,700 tons
	Total Generating Capacity (MWt)		1,453	1,319

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
As of January 31, 2018, there were two holders of record of the Class A common stock, one holder of record of the Class B common stock, two holders of record of the Class C common stock and one holder of record of the Class D common stock.
The following table sets forth, for the period indicated, the high and low sales prices, the closing price of the Company's Class A and Class C common stock as reported by the New York Stock Exchange, as well as dividends per common share paid during those periods.

Common Stock Price Class A	Fourth Quarter 2017	Third Quarter 2017	Second Quarter 2017	First Quarter 2017	Fourth Quarter 2016	Third Quarter 2016	Second Quarter 2016	First Quarter 2016
High	$19.91	$19.54	$17.84	$17.53	$16.50	$17.78	$15.97	$14.12
Low	18.03	16.47	16.08	15.03	13.40	14.93	13.01	9.83
Closing	18.85	18.97	17.06	17.39	15.36	16.32	15.22	13.57
Dividends Per Common Share	$0.288	$0.28	$0.27	$0.26	$0.25	$0.24	$0.23	$0.225
Common Stock Price Class C
High	$20.15	$20.00	$18.35	$18.20	$17.01	$18.56	$16.78	$14.93
Low	18.20	16.95	16.45	15.42	13.98	15.33	13.78	$10.49
Closing	18.90	19.30	17.60	17.70	15.80	16.96	15.59	$14.24
Dividends Per Common Share	$0.288	$0.28	$0.27	$0.26	$0.25	$0.24	$0.23	$0.225

On February 15, 2018, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.298 per share payable on March 15, 2018, to stockholders of record as of March 1, 2018.
The Company's Class A and Class C common stock dividends are subject to available capital, market conditions, and compliance with associated laws and regulations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.

Stock Performance Graph
The performance graph below compares the Company's cumulative total stockholder return on the Company's Class A common stock for the period from July 16, 2013 through May 14, 2015, the date of the Recapitalization, and the Company's Class A common stock and Class C common stock from May 15, 2015 through December 31, 2017, with the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index, or S&P 500, and the Philadelphia Utility Sector Index, or UTY.
The performance graph shown below is being furnished and compares each period assuming that $100 was invested on the initial public offering date in each of the Class A common stock of the Company, the Class C common stock of the Company, the stocks included in the S&P 500 and the stocks included in the UTY, and that all dividends were reinvested.
Comparison of Cumulative Total Return

	July 16, 2013	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
NRG Yield, Inc. Class A common stock	$100.00	$183.04	$222.39	$137.17	$161.81	$211.11
NRG Yield, Inc. Class C common stock (a)	100.00	183.04	222.39	144.60	164.80	209.31
S&P 500	100.00	111.36	126.61	128.36	143.71	175.09
UTY	100.00	97.77	126.06	118.18	138.73	156.52

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

	Fiscal year ended December 31,
(In millions, except per share data)	2017	2016	2015	2014	2013
Statement of Income Data:
Operating Revenues
Total operating revenues	$1,009	$1,035	$968	$844	$451
Operating Costs and Expenses
Cost of operations	326	308	323	279	156
Depreciation and amortization	334	303	303	240	98
Impairment losses	44	185	1	—	—
General and administrative	19	16	12	8	7
Acquisition-related transaction and integration costs	3	1	3	4	—
Total operating costs and expenses	726	813	642	531	261
Operating Income	283	222	326	313	190
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	71	60	31	22	27
Other income, net	4	3	3	6	4
Loss on debt extinguishment	(3)	—	(9)	(1)	—
Interest expense	(306)	(284)	(267)	(222)	(72)
Total other expense, net	(234)	(221)	(242)	(195)	(41)
Income Before Income Taxes	49	1	84	118	149
Income tax expense (benefit)	72	(1)	12	4	8
Net (Loss) Income	(23)	2	72	114	$141
Less: Pre-acquisition net income (loss) of Drop Down Assets	8	(4)	—	50	32
Net (Loss) Income Excluding Pre-acquisition Net (Loss) Income of Drop Down Assets	(31)	6	72	64	109
Less: Predecessor income prior to initial public offering on July 22, 2013	—	—	—	—	54
Less: Net (loss) income attributable to noncontrolling interests	(15)	(51)	39	48	42
Net (Loss) Income Attributable to NRG Yield, Inc.	$(16)	$57	$33	$16	$13
Earnings Per Share Attributable to NRG Yield, Inc. Class A and Class C Common Stockholders
(Loss) Earnings per Weighted Average Class A and Class C Common Share - Basic and Diluted	$(0.16)	$0.58	$0.40	$0.30	$0.29
Dividends per Class A common share	$1.098	$0.945	$1.015	$1.42	$0.23
Dividends per Class C common share (a)	$1.098	$0.945	0.625	N/A	N/A
Other Financial Data:
Capital expenditures	$31	$20	$29	$79	$790
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$516	$577	$425	$363	$174
Investing activities	(283)	(131)	(1,098)	(760)	(987)
Financing activities	(415)	(202)	354	767	853
Balance Sheet Data (at period end):
Cash and cash equivalents	$148	$322	$111	$430	$60
Property, plant and equipment, net	5,204	5,554	5,980	6,119	3,488
Total assets	8,283	8,962	8,926	9,063	4,966
Long-term debt, including current maturities	5,837	6,049	5,660	5,811	2,916
Total liabilities	6,145	6,363	6,023	6,157	3,212
Total stockholders' equity	2,138	2,599	2,903	2,906	1,754

(a) The Company began paying dividends on Class C common stock after the Recapitalization on May 14, 2015.

Item 7 — Management's Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company's historical financial condition and results of operations, which were recast to include the effect of the Drop Down Assets acquired from NRG. As further discussed in Item 15 — Note 1, Nature of Business, to the Consolidated Financial Statements, the purchases of these assets were accounted for in accordance with ASC 805-50, Business Combinations - Related Issues, whereas the assets and liabilities transferred to the Company relate to interests under common control by NRG and, accordingly, were recorded at historical cost. The difference between the cash proceeds and historical value of the net assets was recorded as a distribution to/from NRG and offset to the noncontrolling interest on the Company's consolidated balance sheet. In accordance with GAAP, the Company prepared its consolidated financial statements to reflect the transfers as if they had taken place from the beginning of the financial statements period, or from the date the entities were under common control (if later than the beginning of the financial statements period). The Company reduces net income attributable to its Class A and Class C common stockholders by the pre-acquisition net income for the Drop Down Assets, as it was not available to the stockholders.
As you read this discussion and analysis, refer to the Company's Consolidated Statements of Operations to this Form 10-K, which present the results of operations for the years ended December 31, 2017, 2016, and 2015. Also refer to Item 1 — Business and Item 1A — Risk Factors, which include detailed discussions of various items impacting the Company's business, results of operations and financial condition.
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

Executive Summary
Introduction and Overview
The Company is a dividend growth-oriented company that has historically served as the primary vehicle through which NRG owns, operates and acquires contracted renewable and conventional generation and thermal infrastructure assets. The Company believes it is well positioned to be a premier company for investors seeking stable and growing dividend income from a diversified portfolio of lower-risk high-quality assets.
The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the U.S. The Company’s contracted generation portfolio collectively represents 5,118 net MW. Each of these assets sells substantially all of its output pursuant to long-term offtake agreements with creditworthy counterparties. The average remaining contract duration of these offtake agreements was approximately 15 years as of December 31, 2017, based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,319 net MWt and electric generation capacity of 123 net MW. These thermal infrastructure assets provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
Strategic Sponsorship with Global Infrastructure Partners
On February 6, 2018, Global Infrastructure Partners, or GIP, entered into a purchase and sale agreement with NRG, or the NRG Transaction, for the acquisition of NRG’s full ownership interest in NRG Yield, Inc. and NRG’s renewable energy development and operations platform. The NRG Transaction is subject to certain closing conditions, including customary legal and regulatory approvals. The Company expects the NRG Transaction to close in the second half of 2018.
In connection with the NRG Transaction, the Company entered into a Consent and Indemnity Agreement with NRG and GIP setting forth key terms and conditions of the Company's consent to the NRG Transaction. Key provisions of the Consent and Indemnity Agreement include:
Minimized impact to CAFD from potential change in control costs — No more than $10 million in reduced annual CAFD on a recurring basis that would result from changes in the Company's cost structure or any impact from various consents.
Enhanced ROFO pipeline — Upon closing, the Company will enter into a new ROFO agreement with GIP that immediately adds 550 MW to the current pipeline. The NRG ROFO Agreement will be amended to remove the Ivanpah solar facility.
Financial cooperation and support — GIP has arranged a $1.5 billion backstop credit facility to manage any change of control costs associated with the Company's corporate debt. GIP has also committed to provide up to $400 million in financial support, if necessary, for the purchase of the Carlsbad Energy Center.
Voting and Governance Agreement — As part of the NRG Transaction, the parties have agreed to enter into a voting and governance agreement, which would provide that:

•	the Chief Executive Officer of the Company will at all times be a full-time Company employee appointed by the Board of Directors, or the Board, of the Company;

•
the parties thereto will use their commercially reasonable efforts to submit to the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders a charter amendment to classify the Board into two classes (with the independent directors and directors designated by an affiliate of GIP allocated across the two classes); and

•
the Board will be expanded to nine members at the closing of the NRG Transaction, comprised at that date of five directors designated by GIP, three independent directors and the Company’s Chief Executive Officer.

Significant Events
NRG Transaction

•
On February 6, 2018, NRG entered into agreements with GIP for the sale of 100% of its interest in NRG Yield, Inc. and its renewable energy development and operations platform. In connection with this, the Company entered into a Consent and Indemnity Agreement with NRG and GIP. For further discussion, refer to Item 1 — Business.

Tax Act

•
The Tax Act, which was signed into law on December 22, 2017, makes significant changes to the taxation of U.S. businesses.  These changes include a permanent reduction to the federal corporate income tax rate which reduced the Company’s net deferred tax asset and net income during 2017 by $68 million.

Drop Down Assets Acquisitions

•
On February 6, 2018, the Company entered into an agreement with NRG to purchase its interest in Carlsbad Energy Holdings LLC, which indirectly owns the Carlsbad project, a 527 MW natural gas fired project in Carlsbad, CA. The purchase price for the transaction is $365 million in cash consideration, subject to working capital and other adjustments. The transaction is expected to close in the fourth quarter of 2018 and is contingent upon the consummation of the NRG Transaction.

•
On January 24, 2018, the Company entered into an agreement with NRG to acquire 100% of NRG's ownership interest in Buckthorn Solar for total consideration of $42 million, subject to adjustments, and is expected to close in the first quarter of 2018.

•	As discussed in Item 15 — Note 3, Business Acquisitions, to the Consolidated Financial Statements, the Company acquired the following:

◦
On November 1, 2017, a 38 MW solar portfolio primarily comprised of assets from NRG's Solar Power Partners (SPP) funds and other projects developed by NRG, or the November 2017 Drop Down Assets, for cash consideration of $74 million plus assumed non-recourse debt of $26 million. During the quarter ended September 30, 2017, NRG recorded an impairment of $13 million related to the November 2017 Drop Down Assets.

◦
On August 1, 2017, the remaining 25% interest in NRG Wind TE Holdco, a portfolio of 12 wind projects, from NRG for total cash consideration of $44 million. The purchase agreement also included potential additional payments to NRG dependent upon actual energy prices for merchant periods beginning in 2027, which were estimated and accrued as contingent consideration in the amount of $8 million as of December 31, 2017.

◦
On March 27, 2017, the following entities: Agua Caliente Borrower 2 LLC and NRG's interests in the Utah Solar Portfolio, for cash consideration of $132 million. The Company recorded the acquired interests as equity method investments. The Company also assumed non-recourse debt of $41 million and $287 million on Agua Caliente Borrower 2 LLC and the Utah Solar Portfolio.

Impairment Losses

•
During the fourth quarter of 2017, the Company recorded asset impairment losses of $31 million, with respect to Elbow Creek and Forward projects from the Renewables segment. For further discussion, refer to Management’s discussion of the results of operations for the years ended December 31, 2017 and 2016 and Critical Accounting Policies in this Item 7 below, as well as Item 15 — Note 9, Asset Impairments, to the Consolidated Financial Statements.

Financing Activities

•
On February 6, 2018, NRG Yield Operating LLC and NRG Yield LLC amended the revolving credit facility to modify the change of control provisions to permit the consummation of the NRG Transaction, and also to permit NRG Yield Operating LLC, NRG Yield LLC and certain subsidiaries to incur up to $1.5 billion of unsecured indebtedness in order to repurchase or make other required cash payments, in each case if applicable, with respect to NRG Yield Operating LLC’s outstanding senior notes and NRG Yield's outstanding convertible notes in connection with the NRG Transaction.

•
On March 16, 2017, NRG Energy Center Minneapolis LLC, a subsidiary of the Company, amended the shelf facility of its existing Thermal financing arrangement to allow for the issuance of an additional $10 million of Series F notes at a 4.60% interest rate, or the Series F Notes, increasing the total principal amount of notes available for issuance under the shelf facility to $80 million. The Series F Notes are secured by substantially all of the assets of NRG Energy Center Minneapolis LLC. NRG Thermal LLC has guaranteed the indebtedness and its guarantee is secured by a pledge of the equity interests in all of NRG Thermal LLC’s subsidiaries.

•
During the year ended December 31, 2017, NRG Yield, Inc. issued 1,921,866 shares of Class C common stock under the ATM Program for gross proceeds of $35 million and incurred commission fees of $346 thousand, as described in Sources of Liquidity in this Item 7.

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
Tax Reform
The Tax Cuts and Jobs Act of 2017, or the Tax Act, which was signed into law on December 22, 2017, makes significant changes to the taxation of U.S. businesses.  These changes include, but are not limited to a permanent reduction to the federal corporate income tax rate, changes in the deductibility of interest on certain debt obligations and limiting the amount of NOL available to offset taxable income in the future.
Operational Matters
Walnut Creek Forced Outage
During the first half of 2017, Walnut Creek experienced forced outages due to mechanical failures of turbine parts that caused downstream damage to several of the plant's Units, primarily Unit 1. The repairs necessary to return Unit 1 to service were completed in the second quarter of 2017 and the plant has performed reliably since then. The estimated cost of this outage is approximately $2 million after the recovery of insurance proceeds. Also, during 2017, the Company recorded a loss on disposal of assets of $14 million, in relation to the Unit 1 forced outage. In the third quarter of 2017, the Company, through Walnut Creek, executed an amendment to the contractual service agreement with the original equipment manufacturer to improve long term reliability. The amendment provides for the original equipment manufacturer to perform all required, currently available and future turbine reliability upgrades, and collateral damage reimbursement rights in exchange for an investment of $15 million that would be paid over the next five years, of which $8 million is expected to be paid in 2018.
El Segundo Forced Outage
In January 2017, the El Segundo Energy Center began a forced outage on Units 5 and 6 due to increasing vibrations on successive operations at Unit 5. In consultation with the Company’s operations and maintenance service provider, a subsidiary of NRG, the Company elected to replace the rotor on Unit 5. Both Unit 5 and 6 returned to service on February 24, 2017. In July 2017, the Company executed a warranty settlement agreement with the original equipment manufacturer that reduced total cost from $12 million to $5 million.

Consolidated Results of Operations
2017 compared to 2016
The following table provides selected financial information:

	Year ended December 31,
(In millions)	2017	2016	Change
Operating Revenues
Energy and capacity revenues	$1,078	$1,104	$(26)
Contract amortization	(69)	(69)	—
Total operating revenues	1,009	1,035	(26)
Operating Costs and Expenses
Cost of fuels	63	61	2
Emissions credit amortization	—	6	(6)
Operations and maintenance	197	176	21
Other costs of operations	66	65	1
Depreciation and amortization	334	303	31
Impairment losses	44	185	(141)
General and administrative	19	16	3
Acquisition-related transaction and integration costs	3	1	2
Total operating costs and expenses	726	813	(87)
Operating Income	283	222	61
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	71	60	11
Other income, net	4	3	1
Loss on debt extinguishment	(3)	—	3
Interest expense	(306)	(284)	(22)
Total other expense, net	(234)	(221)	(13)
Income Before Income Taxes	49	1	48
Income tax expense (benefit)	72	(1)	73
Net (Loss) Income	(23)	2	(25)
Less: Pre-acquisition net income (loss) of Drop Down Assets	8	(4)	12
Net (Loss) Income Excluding Pre-acquisition Net Income of Drop Down Assets	(31)	6	(37)
Less: Net (loss) income attributable to noncontrolling interests	(15)	(51)	36
Net (Loss) Income Attributable to NRG Yield, Inc.	$(16)	$57	$(73)

	Year ended December 31,
Business metrics:	2017	2016
Renewables MWh generated/sold (in thousands) (a)	6,844	7,291
Conventional MWh generated (in thousands) (a)(b)	1,809	1,697
Thermal MWt sold (in thousands)	1,926	1,966
Thermal MWh sold (in thousands) (c)	35	71

(a) Volumes do not include the MWh generated/sold by the Company's equity method investments.
(b) Volumes generated are not sold as the Conventional facilities sell capacity rather than energy.
(c) MWh sold do not include 72 and 204 MWh generated by NRG Dover, a subsidiary of the Company, under the PPA with NRG Power Marketing during the years ended December 31, 2017 and December 31, 2016, respectively, as further described in Item 15 — Note 15, Related Party Transactions, to the Consolidated Financial Statements.

Management’s discussion of the results of operations for the years ended December 31, 2017 and 2016
Gross Margin
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
The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin for the years ended December 31, 2017 and 2016:

	Conventional	Renewables	Thermal	Total
(In millions)
Year ended December 31, 2017
Energy and capacity revenues	$341	$563	$174	$1,078
Cost of fuels	(1)	—	(62)	(63)
Contract amortization	(5)	(62)	(2)	(69)
Gross margin	335	501	110	946
Contract amortization	5	62	2	69
Economic gross margin	$340	$563	$112	$1,015

Year ended December 31, 2016
Energy and capacity revenues	$338	$594	$172	$1,104
Cost of fuels	(1)	—	(60)	(61)
Contract amortization	(5)	(62)	(2)	(69)
Emissions credit amortization	(6)	—	—	(6)
Gross margin	326	532	110	968
Contract amortization	5	62	2	69
Emissions credit amortization	6	—	—	6
Economic gross margin	$337	$594	$112	$1,043

Gross margin decreased by $22 million and economic gross margin decreased by $28 million during the year ended December 31, 2017, compared to the same period in 2016, primarily due to:

(In millions)
Renewables:
A 7% decrease in volume generated by wind projects, due to lower wind resources at the Alta Wind and NRG Wind TE Holdco projects	$(31)
Conventional:
Higher revenues due to 2016 higher priced peak season forced outages, as well as additional start-up revenue from Marsh Landing in 2017	3
Decrease in economic gross margin	$(28)
Emissions credit amortization of NOx allowances at Walnut Creek and El Segundo in compliance with amendments to the Regional Clean Air Incentives Market program in 2016	6
Decrease in gross margin	$(22)
Operations and Maintenance Expense

	Conventional	Renewables	Thermal	Total
(In millions)
Year ended December 31, 2017	$52	$97	$48	$197
Year ended December 31, 2016	32	96	48	176
Operations and maintenance expense increased by $21 million during the year ended December 31, 2017 compared to the same period in 2016, due to the forced outages in the Conventional segment.  The Company recorded higher operations and maintenance costs in Walnut Creek in connection with the Unit 1 forced outages that took place in April of 2017, including an increase of loss on disposal of assets of $12 million, as well as higher operations and maintenance costs in El Segundo due to the forced outages in Units 5 and Unit 6 that took place in January 2017.

Impairment Losses
The Company recorded impairment losses of $44 million and $185 million for the years ended December 31, 2017 and 2016, respectively.
During the fourth quarter of 2017, as the Company updated its estimated cash flows in connection with the preparation and review of the Company’s annual budget, it was determined that both Elbow Creek and Forward projects were impaired due to the continued declining merchant power prices in the post contract periods. As a result, the Company recorded impairment losses of $26 million and $5 million for the Elbow Creek and Forward projects, respectively.
In addition, in connection with the sale of the November 2017 Drop Down Assets, it was identified that undiscounted cash flows were lower than the book value of certain SPP funds and NRG recorded an impairment expense of $13 million. In accordance with the guidance for transfer of assets under common control, the impairment is reflected in the Company's consolidated statements of operations for the period ended December 31, 2017.
During the fourth quarter of 2016, as the Company updated its estimated cash flows in connection with the preparation and review of the Company's annual budget, it was determined that the cash flows for the Elbow Creek and Goat Wind projects and the Forward project were below the carrying value of the related assets, primarily driven by declining merchant power prices in post-contract periods, and that the assets were considered impaired. The Company recorded impairment losses of $117 million, $60 million and $6 million for Elbow Creek, Goat Wind, and Forward, respectively. The other impairments of $2 million related to the projects that were part of the November 2017 Drop Down Assets. Since the acquisition by the Company of the November 2017 Drop Down Assets related to transfer of assets under common control, these impairments were reflected in the Company's consolidated statements of operations for the period ending December 31, 2016. For further discussion see Item 15 — Note 9, Asset Impairments, to the Consolidated Financial Statements, as well as in Critical Accounting Policies and Estimates in this Item 7.

Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $11 million during the year ended December 31, 2017, compared to the same period in 2016, primarily due to higher earnings from the solar partnerships with NRG, as well as acquisition of the Utah Solar Portfolio in November 2016, partially offset by lower earnings from the San Juan Mesa investment.
Interest Expense
Interest expense increased by $22 million during the year ended December 31, 2017 compared to the same period in 2016 due to:

(In millions)
Assumption of the Utah Solar Portfolio debt in connection with the March 2017 Drop Down Assets	$14
Issuance of the 2026 Senior Notes in the third quarter of 2016	11
Issuance of new project level debt in the second half of 2016 and 2017 partially offset by the lower principal balances on project level debt in 2017	2
Higher borrowings in 2016 on the revolving credit facility	(5)
$22
Income Tax Expense (Benefit)
For the year ended December 31, 2017, the Company recorded an income tax expense of $72 million on pretax income of $49 million. For the same period in 2016, the Company recorded an income tax benefit of $1 million on pretax income of $1 million. For the year ended December 31, 2017, the overall effective tax rate was different than the statutory rate of 35% primarily due to tax expense recorded from the revaluation of the existing net deferred tax asset pursuant to the reduction in the corporate income tax rate to 21% in accordance with the Tax Cuts and Jobs Act.
For the year ended December 31, 2016, the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from NRG's interest in NRG Yield LLC and PTCs and ITCs generated from certain wind and solar assets, respectively.
A reconciliation of the U.S. federal statutory rate of 35% to the Company's effective rate is as follows:

	Year Ended December 31,
	2017	2016
	(In millions, except percentages)
Income Before Income Taxes	49	1
Tax at 35%	17	—
State taxes, net of federal benefit	(3)	—
Tax Cuts and Jobs Act - tax rate change	68	—
Investment tax credits	(1)	(1)
Impact of non-taxable partnership earnings	(9)	(1)
Production tax credits, including prior year true-up	(1)	4
Other	1	(3)
Income tax expense (benefit)	$72	$(1)
Effective income tax rate	147%	(100)%
The effective income tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses and changes in valuation allowances in accordance with ASC 740. These factors and others, including the Company's history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
Net (Loss) Income Attributable to Noncontrolling Interests
For the year ended December 31, 2017, the Company had income of $60 million attributable to NRG's interest in the Company and a loss of $75 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method.

For the year ended December 31, 2016, the Company had income of $60 million attributable to NRG's interest in the Company and a loss of $111 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method, which was primarily related to the impairment losses described above.

Consolidated Results of Operations
2016 compared to 2015
The following table provides selected financial information:

	Year ended December 31,
(In millions)	2016	2015	Change
Operating Revenues
Energy and capacity revenues	$1,104	$1,024	$80
Contract amortization	(69)	(54)	(15)
Mark-to-market economic hedging activities	—	(2)	2
Total operating revenues	1,035	968	67
Operating Costs and Expenses
Cost of fuels	61	71	(10)
Emissions credit amortization	6	—	6
Operations and maintenance	176	180	(4)
Other costs of operations	65	72	(7)
Depreciation and amortization	303	303	—
Impairment losses	185	1	184
General and administrative	16	12	4
Acquisition-related transaction and integration costs	1	3	(2)
Total operating costs and expenses	813	642	171
Operating Income	222	326	(104)
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	60	31	29
Other income, net	3	3	—
Loss on debt extinguishment	—	(9)	9
Interest expense	(284)	(267)	(17)
Total other expense, net	(221)	(242)	21
Income Before Income Taxes	1	84	(83)
Income tax (benefit) expense	(1)	12	(13)
Net Income	2	72	(70)
Less: Pre-acquisition net loss of Drop Down Assets	(4)	—	(4)
Net Income Excluding Pre-acquisition Net (Loss) Income of Drop Down Assets	6	72	(66)
Less: Net (loss) income attributable to noncontrolling interests	(51)	39	(90)
Net Income Attributable to NRG Yield, Inc.	$57	$33	$24

	Year ended December 31,
Business metrics:	2016	2015
Renewables MWh generated/sold (in thousands) (a)	7,291	6,463
Conventional MWh generated (in thousands) (a)(b)	1,697	2,487
Thermal MWt sold (in thousands)	1,966	1,946
Thermal MWh sold (in thousands) (c)	71	297

(a) Volumes do not include the MWh generated/sold by the Company's equity method investments.
(b) Volumes generated are not sold as the Conventional facilities sell capacity rather than energy.
(c) MWh sold do not include 204 MWh generated by NRG Dover, a subsidiary of the Company, under the PPA with NRG Power Marketing during the year ended December 31, 2016, respectively, as further described in Item 15 — Note 15, Related Party Transactions, to the Consolidated Financial Statements.

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
The following tables present the composition of gross margin, as well as the reconciliation to economic gross margin for the years ended December 31, 2016 and 2015:

	Conventional	Renewables	Thermal	Total
(In millions)
Year ended December 31, 2016
Energy and capacity revenues	$338	$594	$172	$1,104
Cost of fuels	(1)	—	(60)	(61)
Contract amortization	(5)	(62)	(2)	(69)
Emissions credit amortization	(6)	—	—	(6)
Gross margin	$326	$532	$110	$968
Contract amortization	5	62	2	69
Emissions credit amortization	6	—	—	6
Economic gross margin	$337	$594	$112	$1,043

Year ended December 31, 2015
Energy and capacity revenues	$341	$507	$176	$1,024
Cost of fuels	(1)	(1)	(69)	(71)
Contract amortization	(5)	(47)	(2)	(54)
Mark-to-market for economic hedging activities	—	(2)	—	(2)
Gross margin	$335	$457	$105	$897
Contract amortization	5	47	2	54
Mark-to-market for economic hedging activities	—	2	—	2
Economic gross margin	$340	$506	$107	$953

Gross margin increased by $71 million and economic gross margin increased by $90 million during the year ended December 31, 2016, compared to the same period in 2015, driven by:

Renewables:	(In millions)
26% increase in volume generated at the Alta wind projects, as well as a 7% increase in generation at other Wind projects. Additionally, there was an increase of $4 million in economic gross margin due to the acquisition of Spring Canyon in May 2015	$61
Increase in average price per MWh due to higher pricing in the Alta X and XI PPAs which were effective in January 2016, compared with merchant prices in 2015	27
Thermal:
Higher sales volume in 2016 as a result of milder weather in 2015, as well as the completion of a project for a new customer in the second half of the year	5
Conventional:
Lower revenues at Walnut Creek as a result of forced outages in 2016, partially offset by higher revenues at El Segundo in 2016 as a result of forced outages in 2015	(3)
Increase in economic gross margin	$90
Higher contract amortization primarily for the Alta X and XI PPAs, which began in January 2016	(15)
Emissions credit amortization of NOx allowances at Walnut Creek and El Segundo in compliance with amendments to the Regional Clean Air Incentives Market program	(6)
Unrealized losses on forward contracts prior to the start of the PPA for Elbow Creek which began October 2015	2
Increase in gross margin	$71
Operations and Maintenance Expense

	Conventional	Renewables	Thermal	Total
(In millions)
Year ended December 31, 2016	$32	$96	$48	$176
Year ended December 31, 2015	30	99	51	180
Operations and maintenance expense decreased by $4 million during the year ended December 31, 2016, compared to the same period in 2015, driven by:

(In millions)
Increase in Conventional segment primarily due to Walnut Creek forced outages in 2016, compared to the forced outages at El Segundo in 2015	$2
Decrease in Renewables segment primarily due to insurance proceeds received at Wildorado in 2016 in connection with a 2014 wind outage claim	(3)
Decrease in Thermal segment primarily due to acceleration of maintenance work on thermal facilities into 2015	(3)
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

Impairment Losses
For the year ended December 31, 2016, the Company recorded impairment losses of $185 million, primarily due to the impairments of property, plant and equipment for Elbow Creek, Goat Wind, and Forward, as further described in Item 15 — Note 9, Asset Impairments, to the Consolidated Financial Statements, as well as in Critical Accounting Policies and Estimates in this Item 7 below. Because the projects were acquired from NRG and related to interests under common control by NRG, the property, plant and equipment for these assets was recorded at historical cost of $298 million rather than estimated fair value of $132 million at the acquisition date. The three projects were acquired as part of the November 2015 Drop Down Assets.  As discussed in Item 15 — Note 3, Business Acquisitions, the historical cost for November 2015 Drop Down Assets was $369 million for the net assets, which was higher than the fair value paid of $207 million.  The difference between the historical cost of net assets and the fair value paid for the November 2015 Drop Down Assets was recorded to noncontrolling interest on the Company’s consolidated balance sheet.
Loss on Debt Extinguishment
A loss on debt extinguishment of $9 million was recorded for the year ended December 31, 2015, driven by the refinancing of the El Segundo credit facility and the termination of the interest rate swaps for Alta Wind X and XI in connection with the sale of an economic interest in Alta TE Holdco to a financial institution as further described in Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Consolidated Financial Statements.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $29 million during the year ended December 31, 2016, compared to the same period in 2015, primarily due to an increase in equity earnings from Desert Sunlight, which was acquired in June 2015, DGPV Holdco 1 and RPV Holdco, partially offset by losses from Elkhorn Ridge.
Interest Expense
Interest expense increased by $17 million during the year ended December 31, 2016, compared to the same period in 2015, due to:

(In millions)
Amortization of the fair value of interest rate swaps primarily acquired with the January 2015 Drop Down Assets and November 2015 Drop Down Assets	$10
Issuance of the 2020 Convertible Notes in the second quarter of 2015 and amortization of the related discount and debt issuance costs	8
Issuance of 2026 Senior Notes in August 2016	7
Utah Solar Portfolio debt assumed in connection with the March 2017 Drop Down Assets	6
Issuance of 2037 CVSR Holdco Notes in July 2016	4
Higher revolving credit facility borrowings in 2016	2
Repricing of project-level financing arrangements and lower principal balances	(20)
$17

Income Tax Expense
For the year ended December 31, 2016, the Company recorded an income tax benefit of $1 million on pretax income of $1 million. For the same period in 2015, the Company recorded income tax expense of $12 million on pretax income of $84 million. For the years ended December 31, 2016 and 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from NRG's interest in NRG Yield LLC and PTCs and ITCs generated from certain wind and solar assets, respectively.
A reconciliation of the U.S. federal statutory rate of 35% to the Company's effective rate is as follows:

	2016	2015

Income Before Income Taxes	1	84
Tax at 35%	—	29
State taxes, net of federal benefit	—	2
Investment tax credits	(1)	(1)
Impact of non-taxable partnership earnings	(1)	(17)
Production tax credits, including prior year true-up	4	(4)
Other	(3)	3
Income tax (benefit) expense	$(1)	$12
Effective income tax rate	(100)%	14%
The effective income tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses and changes in valuation allowances in accordance with ASC 740. These factors and others, including the Company's history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
Income Attributable to Noncontrolling Interests
For the year ended December 31, 2016, the Company had income of $60 million attributable to NRG's interest in the Company and a loss of $111 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method, which was primarily related to the impairment losses described above.
For the year ended December 31, 2015, the Company had income of $53 million attributable to NRG's interest in the Company and a loss of $14 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method.
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
Current Liquidity Position
As of December 31, 2017 and 2016, the Company's liquidity was approximately $682 million and $933 million, respectively, comprised of cash, restricted cash, and availability under the Company's revolving credit facility.

	As of December 31,
	2017	2016
	(In millions)
Cash and cash equivalents	$148	$322
Restricted cash - operating	86	76
Restricted cash - reserves	82	100
Total	316	498
Total credit facility availability	366	435
Total liquidity	$682	$933
The Company's liquidity includes $168 million and $176 million of restricted cash balances as of December 31, 2017 and 2016, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company's projects that are restricted in their use. Of these funds as of December 31, 2017, approximately $25 million is designated for current debt service payments, $25 million is designated to fund operating expenses and $36 million is designated for distributions to the Company, with the remaining $82 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures.
The Company's various financing arrangements are described in Item 15 — Note 10, Long-term Debt, to the Consolidated Financial Statements. As of December 31, 2017, $55 million of borrowings and $74 million of letters of credit were outstanding under the revolving credit facility.
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
NRG Transaction and Related Liquidity Considerations
On February 6, 2018, NRG entered into agreements for the sale of 100% of its interest in NRG Yield, Inc. and its renewable energy development and operations platform, or the NRG Transaction. In connection with this, the Company entered into a Consent and Indemnity Agreement with NRG and Global Infrastructure Partners. For further discussion of the NRG Transaction and the related ROFO impacts, refer to Item 1 — Business, as well as, Item 15 — Note 1, Nature of Business.
As part of the Consent and Indemnity Agreement, GIP has arranged a $1.5 billion backstop credit facility to manage any change of control costs associated with NRG Yield's corporate debt. In addition, GIP has committed to provide $400 million in financing support for the Carlsbad Energy Center transaction, which would be exercised if necessary.
On February 6, 2018, NRG Yield Operating LLC and NRG Yield LLC amended the revolving credit facility to modify the change of control provisions to permit the consummation of the NRG Transaction, and also to permit NRG Yield Operating LLC, NRG Yield LLC and certain subsidiaries to incur up to $1.5 billion of unsecured indebtedness in order to repurchase or make other required cash payments, in each case if applicable, with respect to NRG Yield Operating LLC’s outstanding senior notes and NRG Yield's outstanding convertible notes in connection with the NRG Transaction.
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
The following table summarizes the credit ratings for the Company and its Senior Notes as of December 31, 2017. The ratings outlook is stable.

	S&P	Moody's
NRG Yield, Inc.	BB	Ba2
5.375% Senior Notes, due 2024	BB	Ba2
5.000% Senior Notes, due 2026	BB	Ba2

On February 7, 2018, S&P and Moody's reaffirmed the ratings outlook as stable.
Sources of Liquidity
The Company's principal sources of liquidity include cash on hand, cash generated from operations, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. As described in Item 15 — Note 10, Long-term Debt, to the Consolidated Financial Statements, and above in Significant Events During the Year Ended December 31, 2017, the Company's financing arrangements consist of the revolving credit facility, the 2019 Convertible Notes, the 2020 Convertible Notes, the 2024 Senior Notes, the 2026 Senior Notes, the ATM Program and project-level financings for its various assets.
At-the-Market Equity Offering Program
In 2016, NRG Yield, Inc. entered into an equity distribution agreement, or EDA, with Barclays Capital Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as sales agents. Pursuant to the terms of the EDA, NRG Yield, Inc. may offer and sell shares of its Class C common stock par value $0.01 per share, from time to time through the sales agents, as NRG Yield, Inc.’s sales agents for the offer and sale of the shares, up to an aggregate sales price of $150,000,000 through an at-the-market equity offering program, or ATM Program. NRG Yield, Inc. may also sell shares of its Class C common stock to any of the sales agents, as principals for its own account, at a price agreed upon at the time of sale. As of December 31, 2017, NRG Yield, Inc. issued 1,921,866 shares of Class C common stock under the ATM Program for gross proceeds of $35 million and incurred commission fees of $346 thousand. At December 31, 2017, approximately $115 million of Class C common stock remains available for issuance under the ATM Program.
Thermal Financing
On March 16, 2017, NRG Energy Center Minneapolis LLC, a subsidiary of the Company, amended the shelf facility of its existing Thermal financing arrangement to allow for the issuance of an additional $10 million of Series F notes at a 4.60% interest rate, or the Series F Notes, increasing the total principal amount of notes available for issuance under the shelf facility to $80 million. The Series F Notes are secured by substantially all of the assets of NRG Energy Center Minneapolis LLC. NRG Thermal LLC has guaranteed the indebtedness and its guarantee is secured by a pledge of the equity interests in all of NRG Thermal LLC’s subsidiaries.
Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Item 15 — Note 10, Long-term Debt, to the Consolidated Financial Statements; (ii) capital expenditures; (iii) acquisitions and investments; and (iv) cash dividends to investors.

Debt Service Obligations
Principal payments on debt as of December 31, 2017 are due in the following periods:

Description	2018	2019	2020	2021	2022	There-after	Total
	(In millions)
NRG Yield, Inc. Convertible Notes, due 2019	$—	$345	$—	$—	$—	$—	$345
NRG Yield, Inc. Convertible Notes, due 2020	—	—	288	—	—	—	288
NRG Yield Operating LLC Senior Notes, due 2024	—	—	—	—	—	500	500
NRG Yield Operating LLC Senior Notes, due 2026	—	—	—	—	—	350	350
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility, due 2019	—	55	—	—	—	—	55
Total Corporate-level debt	—	400	288	—	—	850	1,538
Project-level debt:
Agua Caliente Borrower 2, due 2038	1	1	1	1	1	36	41
Alpine, due 2022	8	8	8	8	103	—	135
Alta Wind I - V lease financing arrangements, due 2034 and 2035	40	41	45	45	47	708	926
CVSR, due 2037	26	24	21	23	25	627	746
CVSR Holdco Notes, due 2037	6	6	6	7	9	160	194
El Segundo Energy Center, due 2023	48	49	53	57	63	130	400
Energy Center Minneapolis, due 2025	7	11	11	11	11	32	83
Energy Center Minneapolis Series D Notes, due 2031	—	—	—	—	—	125	125
Laredo Ridge, due 2028	5	5	6	6	7	66	95
Marsh Landing, due 2023	55	57	60	62	65	19	318
Tapestry, due 2021	11	11	11	129	—	—	162
Utah Solar Portfolio, due 2022	12	14	13	13	226	—	278
Viento, due 2023	16	18	16	16	17	80	163
Walnut Creek, due 2023	45	47	49	52	55	19	267
Other	26	30	69	25	24	269	443
Total project-level debt	306	322	369	455	653	2,271	4,376
Total debt	$306	$722	$657	$455	$653	$3,121	$5,914

Capital Expenditures
The Company's capital spending program is mainly focused on maintenance capital expenditures, consisting of costs to maintain the assets currently operating, such as costs to replace or refurbish assets during routine maintenance, and growth capital expenditures consisting of costs to construct new assets, costs to complete the construction of assets where construction is in process, and capital expenditures related to acquiring additional thermal customers. For the years ended December 31, 2017, 2016, and 2015, the Company used approximately $31 million, $20 million, and $29 million, respectively, to fund capital expenditures, including maintenance capital expenditures of $27 million, $16 million, and $20 million, respectively. Growth capital expenditures in 2017 were in primarily in the Thermal segment and relate to servicing new customers in district energy centers. Growth capital expenditures in 2016 and 2015 primarily related to the servicing new customers in district energy centers within the Thermal segment and construction of the Company's solar generating assets. The Company develops annual capital spending plans based on projected requirements for maintenance and growth capital. The Company estimates $32 million of maintenance expenditures for 2018. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates.
Acquisitions and Investments
The Company intends to acquire generation and thermal infrastructure assets developed and constructed by NRG or other third parties in the future, as well as generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its CAFD.

On February 24, 2017, the Company amended and restated the ROFO Agreement, expanding the ROFO Assets pipeline with the addition of 234 net MW of utility-scale solar projects, consisting of Buckthorn Solar, a 154 net MW solar facility in Texas, and Hawaii solar projects, which have a combined capacity of 80 net MW.
On February 6, 2018, the Company entered into an agreement with NRG to purchase 100% of the membership interests in Carlsbad Energy Holdings LLC, which indirectly owns the Carlsbad project, a 527 MW natural gas fired project in Carlsbad, CA, pursuant to the ROFO Agreement. The purchase price for the transaction is $365 million in cash consideration, subject to customary working capital and other adjustments. The transaction is expected to close during the fourth quarter of 2018 and is contingent upon the consummation of the NRG Transaction.
On January 24, 2018, the Company entered into an agreement with NRG to purchase 100% of NRG's ownership interest in Buckthorn Solar pursuant to the ROFO Agreement for cash consideration of $42 million, subject to other adjustments. The transaction is expected to close during the first quarter of 2018.
As discussed in Item 1 — Note 3, Business Acquisitions, the Company completed the following acquisitions in 2017:
November 2017 Drop Down Assets — On November 1, 2017, the Company acquired a 38 MW solar portfolio primarily comprised of assets from NRG's Solar Power Partners (SPP) funds and other projects developed by NRG, for cash consideration of $74 million, including a working capital adjustment of $3 million, plus assumed non-recourse debt of $26 million.
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
March 2017 Drop Down Assets — On March 27, 2017, the Company acquired the following interests from NRG: (i) Agua Caliente Borrower 2 LLC, which owns a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm, one of the ROFO Assets, representing ownership of approximately 46 net MW of capacity, and (ii) NRG's interests in seven utility-scale solar farms located in Utah, which are part of a tax equity structure with Dominion Solar Projects III, Inc., or Dominion, from which the Company would receive 50% of cash to be distributed. The Company paid cash consideration of $132 million.
Investment Partnership with NRG
On September 26, 2017, the Company entered into an additional partnership with NRG by forming NRG DGPV Holdco 3 LLC, or DGPV Holdco 3, in which the Company would invest up to $50 million in an operating portfolio of distributed solar assets, primarily comprised of community solar projects, developed by NRG. The Company owns approximately 43 MW of distributed solar capacity, based on cash to be distributed, with a weighted average contract life of approximately 20 years as of December 31, 2017.
During the year ended December 31, 2017, the Company invested $64 million in distributed generation partnerships with NRG.

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

The following table lists the dividends paid on the Company's Class A common stock and Class C common stock during the year ended December 31, 2017:

	Fourth Quarter 2017	Third Quarter 2017	Second Quarter 2017	First Quarter 2017
Dividends per Class A share	$0.288	$0.28	$0.27	$0.26
Dividends per Class C share	$0.288	$0.28	$0.27	$0.26
On February 15, 2018, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.298 per share payable on March 15, 2018, to stockholders of record as of March 1, 2018.

Cash Flow Discussion
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following table reflects the changes in cash flows for the year ended December 31, 2017 compared to 2016:

Year ended December 31,	2017	2016	Change
(In millions)
Net cash provided by operating activities	$516	$577	$(61)
Net cash used in investing activities	(283)	(131)	(152)
Net cash used in financing activities	(415)	(202)	(213)
Net Cash Provided By Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Decrease in operating income adjusted for non-cash items driven by primarily by lower revenues in the Renewables segment in 2017 compared to 2016	$(62)
Decrease in working capital driven primarily by the timing of accounts receivable collections, and inventory build up in the Renewables segment in connection with the transition to self operations, as well as higher prepaid expenses in 2017 compared to 2016	(13)
Higher distributions from unconsolidated affiliates primarily due to the acquisition of the Utah Solar Portfolio, which was acquired by the Company in March 2017 and by NRG in November 2016	14
$(61)
Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Payments for the acquisition of the March 2017, August 2017, and November 2017 Drop Down Assets in 2017 compared to the payments made for the CVSR Drop Down in 2016	$(173)
Higher return of investment from unconsolidated affiliates combined with lower investments primarily in DGPV HoldCo entities in 2017	29
Higher capital expenditures primarily related to maintenance capital expenditures at Walnut Creek as a result of the forced outages in 2017	(11)
Higher insurance proceeds in 2017 in the Conventional segment compared to the insurance proceeds in 2016 in the Renewables segment	3
$(152)
Net Cash Used In Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Higher borrowing in 2016, primarily related to the 2026 Senior Notes and CVSR Holdco Notes due 2037 partially offset by higher repayments of long-term debt in 2017	$(751)
Net payments of $306 million under the revolving credit facility in 2016 compared to proceeds of $55 million in 2017	361
Lower net payments of distributions to NRG for the Drop Down Assets relating to the pre-acquisition period in 2017 compared to 2016	164
Proceeds from the NRG Yield, Inc. Class C common stock offerings under the ATM Program, net of underwriting discounts and commissions	34
Increase in dividends paid to common stockholders and distributions paid to NRG, primarily driven by a 16% increase in declared dividends and distributions from 2016 to 2017	(29)
Increase in net contributions from noncontrolling interests due to higher production-based payments in 2017 compared to 2016	8
$(213)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following table reflects the changes in cash flows for the year ended December 31, 2016 compared to 2015:

Year ended December 31,	2016	2015	Change
(In millions)
Net cash provided by operating activities	$577	$425	$152
Net cash used in investing activities	(131)	(1,098)	967
Net cash (used in) provided by financing activities	(202)	354	(556)
Net Cash Provided By Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase in operating income adjusted for non-cash items driven by higher revenues mainly in the Renewables segment in 2016 compared to 2015	$120
Changes in working capital driven primarily by the timing of accounts receivable collections in 2015 compared to 2016	34
Lower distributions from unconsolidated affiliates	(2)
$152
Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Higher payments for the acquisition of the January 2015 and November 2015 Drop Down Assets in 2015 compared to the payments made for the CVSR Drop Down in 2016	$621
Higher net investments in unconsolidated affiliates in 2015, primarily due to investment in Desert Sunlight	305
Payments to acquire businesses, net of cash acquired, in 2015	37
Decrease in capital expenditures primarily due to the completion of a project in the Thermal segment in 2015, as well as lower maintenance capital expenditures in 2016	9
Other	(5)
$967
Net Cash (Used In) Provided By Financing Activities

Changes in net cash provided by financing activities were driven by:	(In millions)
Higher payments of distributions to NRG from Drop Down Assets prior to the acquisition dates	$(105)
Proceeds from sale of an economic interest in Alta TE Holdco in 2015, as further described in Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, compared to lower net contributions from tax equity investors in 2016	(117)
Proceeds from Class C equity offering on June 29, 2015	(599)
Increase in dividends paid to common stockholders, as declared dividends increased 16.3% from 2015 to 2016	(34)
Net repayments of $306 million under the revolving credit facility in 2016 compared to the net borrowings of $306 million in 2015	(612)
Issuance of the Series D Notes in October 2016, 2026 Senior Notes in August 2016, and CVSR Holdco Notes, due 2037 in July 2016, partially offset by lower debt principal payments throughout 2016, compared to 2015	913
Higher debt issuance costs paid in 2016	(2)
$(556)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
As of December 31, 2017, the Company has a cumulative federal NOL carry forward balance of $870 million for financial statement purposes, which will begin expiring in 2033, and does not anticipate any federal income tax payments for 2018. As a result of the Company's tax position, and based on current forecasts, the Company does not anticipate significant income tax payments for state and local jurisdictions in 2018. Based on the Company's current and expected NOL balances generated primarily by accelerated tax depreciation of its property, plant and equipment, the Company does not expect to pay significant federal income tax for a period of approximately ten years, inclusive of any NOL generated in 2018 or later subject to an 80% limitation against future taxable income pursuant to the Tax Cuts and Jobs Act.
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
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of December 31, 2017, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. NRG DGPV Holdco 1 LLC, NRG DGPV Holdco 2 LLC, NRG DGPV Holdco 3 LLC, NRG RPV Holdco 1 LLC and GenConn are variable interest entities for which the Company is not the primary beneficiary. The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $777 million as of December 31, 2017. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company. See also Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Consolidated Financial Statements.
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

	By Remaining Maturity at December 31,
	2017					2016
Contractual Cash Obligations	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
	(In millions)
Long-term debt (including estimated interest)	$593	$1,870	$1,500	$3,907	$7,870	$8,342
Operating leases	9	18	18	151	196	199
Fuel purchase and transportation obligations	11	8	6	16	41	45
Other liabilities (a)	29	45	29	105	208	129
Total	$642	$1,941	$1,553	$4,179	$8,315	$8,715

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
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at December 31, 2017, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at December 31, 2017. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item 15 — Note 6, Fair Value of Financial Instruments, to the Consolidated Financial Statements.

Derivative Activity (Losses)/Gains	(In millions)
Fair value of contracts as of December 31, 2016	$(76)
Contracts realized or otherwise settled during the period	32
Changes in fair value	(2)
Fair value of contracts as of December 31, 2017	$(46)

	Fair value of contracts as of December 31, 2017
	Maturity
Fair Value Hierarchy Losses	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	16	15	9	6	46
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
Inputs for fair value of assets and liabilities acquired
Application of various methodologies
Income Taxes and Valuation Allowance for Deferred Tax Assets
As of December 31, 2017, the Company had a valuation allowance of $10 million, reduced from $16 million at December 22, 2017 due to the corporate income tax rate reduction from 35% to 21% in accordance with the Tax Cuts and Jobs Act. The valuation allowance is related to a deferred tax asset expected to result in a capital loss for which no existing capital gains or tax planning strategies to utilize the asset in the future are available. Other than for this expected capital loss, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income which includes the future reversal of existing taxable temporary differences to realize deferred tax assets. The Company considered the impact of the Tax Cuts and Jobs Act upon timing and future realization of net deferred tax assets, the profit before tax generated in recent years, as well as projections of future earnings and estimates of taxable income in arriving at this conclusion. The realization of deferred tax assets is primarily dependent upon earnings in federal and various state and local jurisdictions. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which addresses how a company may recognize provisional amounts for the effect of the changes related to the Tax Act. Consistent with that guidance, the Company recognized provisional amounts based upon our interpretation of the tax laws and estimates which require significant judgments.
Considerable judgment is required to determine the tax treatment of a particular item that involves interpretations of complex tax laws. The project-level entities, as former subsidiaries of NRG, are no longer subject to federal audit examination for years prior to 2015, but are subject to state and local audit for multiple years in various jurisdictions. The Company is subject to U.S. federal, state and local income tax examinations for all years beginning in 2013.
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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset, through considering project specific assumptions for long-term power pool prices, escalated future project operating costs and expected plant operations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value may be determined by factoring in the probability weighting of different courses of action available to the Company as appropriate. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows or comparable values determined by transactions in the market. The Company uses its best estimates in making these evaluations and considers various factors, including forward price curves for energy, fuel costs and operating costs. However, actual future market prices and project costs could vary from the assumptions used in the Company's estimates, and the impact of such variations could be material.
Annually, during the fourth quarter, the Company revises its views of power prices, including the Company's fundamental view for long-term power prices, forecasted generation and operating and capital expenditures, in connection with the preparation of its annual budget.
The Company recorded certain long-lived asset impairments in 2017 and 2016, as described in Item 15 — Note 9, Asset Impairments, to the Consolidated Financial Statements, with respect to several wind projects.
During the fourth quarter of 2017, as the Company updated its estimated cash flows in connection with the preparation and review of the Company's annual budget, the Company determined that the cash flows for the Elbow Creek and Forward facilities were below the carrying value of the related assets, primarily driven by continued declining merchant power prices in post-contract periods, and that the assets were considered impaired. The fair value of the facilities was determined using an income approach by applying a discounted cash flow methodology to the long-term budgets for each respective plant. The income approach utilizes estimates of discounted future cash flows, which include key inputs, such as forecasted power prices, operations and maintenance expense, and discount rates. The Company measured the impairment loss as the difference between the carrying amount and the fair value of the assets and recorded impairment losses of $26 million and $5 million for Elbow Creek and Forward, respectively.

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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would cause a change of approximately $1 million in the net value of derivatives as of December 31, 2017.
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
If all of the above swaps had been discontinued on December 31, 2017, the Company would have owed the counterparties $50 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of December 31, 2017, a 1% change in interest rates would result in an approximately $3 million change in market interest expense on a rolling twelve-month basis.
As of December 31, 2017, the fair value of the Company's debt was $5,930 million and the carrying value was $5,897 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $306 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including its principal executive officer, principal financial officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control — Integrated Framework (2013), the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2017, has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in its report which is included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
NRG Yield, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited NRG Yield, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive (loss)/income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule “Schedule I. Condensed Financial Information of Registrant” (collectively, the consolidated financial statements), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
(signed) KPMG LLP
Philadelphia, Pennsylvania
March 1, 2018

Item 9B — Other Information
None.

PART III
Item 10 — Directors, Executive Officers and Corporate Governance
Directors
Kirkland B. Andrews has served as a director since the Company's formation in December 2012. Mr. Andrews served as the Company's Executive Vice President and Chief Financial Officer from December 2012 to November 2016. Mr. Andrews has served as Executive Vice President and Chief Financial Officer of NRG since September 2011. Prior to joining NRG, he served as Managing Director and Co-Head Investment Banking, Power and Utilities—Americas at Deutsche Bank Securities from June 2009 to September 2011. Prior to this, he served in several capacities at Citigroup Global Markets Inc., including Managing Director, Group Head, North American Power from November 2007 to June 2009, and Head of Power M&A, Mergers and Acquisitions from July 2005 to November 2007. In his banking career, Mr. Andrews led multiple large and innovative strategic, debt, equity and commodities transactions. Mr. Andrews’ extensive investment banking experience, specifically in the energy industry and financial structuring, brings important experience and skills to the Company’s board of directors.
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
John F. Chlebowski is the Company's Lead Independent Director and has been a director since July 2013. Mr. Chlebowski served as the Company's Interim Chairman of the Board from December 2015 to May 2016. Mr. Chlebowski had been a director of NRG from December 2003 to July 2013. Mr. Chlebowski served as the President and Chief Executive Officer of Lakeshore Operating Partners, LLC, a bulk liquid distribution firm, from March 2000 until his retirement in December 2004. From July 1999 until March 2000, Mr. Chlebowski was a senior executive and cofounder of Lakeshore Liquids Operating Partners, LLC, a private venture firm in the bulk liquid distribution and logistics business, and from January 1998 until July 1999, he was a private investor and consultant in bulk liquid distribution. From 1994 until 1997, he was the President and Chief Executive Officer of GATX Terminals Corporation, a subsidiary of GATX Corporation. Prior to that, he served as Vice President of Finance and Chief Financial Officer of GATX Corporation from 1986 to 1994. Mr. Chlebowski served as a director of First Midwest Bancorp Inc. from June 2007 until May 2017. Mr. Chlebowski also served as the Non-Executive Chairman of SemGroup Corporation from December 2009 until January 2017. Mr. Chlebowski also served as a director of Laidlaw International, Inc. from June 2003 until October 2007, SpectraSite, Inc. from June 2004 until August 2005, and Phosphate Resource Partners Limited Partnership from June 2004 until August 2005. Mr. Chlebowski’s extensive leadership and financial expertise, as a result of his position as a former chief executive officer and his service on several boards of companies involved in the restructuring or recovery of their core business, enable him to contribute to the board of directors' significant managerial, strategic, and financial oversight skills. Furthermore, Mr. Chlebowski’s service on other public boards, notably as a non-executive Chairman, provides valuable insight into the application of various governance principles to the Company’s board of directors.
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

Mauricio Gutierrez has served as Chairman of the board of directors of the Company since May 2016, and a director since the Company's formation in December 2012. Mr. Gutierrez was the Company's Interim President and Chief Executive Officer from December 2015 to May 2016 and the Company's Executive Vice President and Chief Operating Officer from December 2012 to December 2015.  Mr. Gutierrez has also served as President and Chief Executive Officer of NRG since December 2015.  Prior to December 2015, Mr. Gutierrez was the Executive Vice President and Chief Operating Officer of NRG from July 2010 to December 2015.  Mr. Gutierrez has been with NRG since August 2004 and served in multiple executive positions within NRG including Executive Vice President - Commercial Operations of NRG from January 2009 to July 2010 and Senior Vice President - Commercial Operations of NRG from March 2008 to January 2009.  Prior to joining NRG in August 2004, Mr. Gutierrez held various commercial positions within Dynegy, Inc.  Mr. Gutierrez’s knowledge of the Company’s assets, operations and businesses bring important experience and skills to the Company’s board of directors.
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
Chad Plotkin has served as Senior Vice President and Chief Financial Officer of the Company since November 2016. Prior to this appointment, he served in various roles at NRG, most recently serving as Senior Vice President, Finance and Strategy, of NRG since January 2016. Prior to this, he served in varying capacities at NRG, including as Vice President of Investor Relations of both the Company and NRG from September 2015 to January 2016 and from January 2012 to February 2015 and Vice President of Finance of NRG from February 2015 to September 2015. From October 2007 to January 2012, Mr. Plotkin served in various capacities in the Strategy and Mergers and Acquisitions group of NRG, including as Vice President, beginning in December 2010.
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
Other information required by this Item will be incorporated by reference to the similarly named section of the Company's Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders.

Item 11 — Executive Compensation
Information required by this Item will be incorporated by reference to the similarly named section of the Company's Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders - Class A common stock	29,183	$—	—(1)
Equity compensation plans approved by security holders - Class C common stock	332,340	—	1,627,506
Equity compensation plans not approved by security holders	—	N/A	—
Total	361,523	$—	1,627,506

(1) Consists of 1,627,506 shares of Class A and Class C common stock issuable under the NRG Yield, Inc. 2013 Equity Incentive Plan. Beginning in May 2015, awards granted and associated dividend equivalent rights will convert to Class C common stock upon vesting.

Other information required by this Item will be incorporated by reference to the similarly named section of the Company's Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be incorporated by reference to the similarly named section of the Company's Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders.
Item 14 — Principal Accounting Fees and Services
Information required by this Item will be incorporated by reference to the similarly named section of the Company's Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders.

PART IV
Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of NRG Yield, Inc. and related notes thereto, together with the reports thereon of KPMG LLP, are included herein:
Consolidated Statements of Operations — Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income — Years ended December 31, 2017, 2016 and 2015
Consolidated Balance Sheets — As of December 31, 2017 and 2016
Consolidated Statements of Cash Flows — Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders' Equity — Years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
The following schedules of NRG Yield, Inc. are filed as part of Item 15 of this report and should be read in conjunction with the Consolidated Financial Statements:
NRG Yield, Inc. Financial Statements for the years ended December 31, 2017, 2016 and 2015, are included in NRG Yield, Inc.'s Annual Report on Form 10-K pursuant to the requirements of Rule 5-04(c) of Regulation S-X
Schedule II — Valuation and Qualifying Accounts
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NRG Yield, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NRG Yield, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss)/income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule “Schedule I. Condensed Financial Information of Registrant” (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
(signed) KPMG LLP
We have served as the Company’s auditor since 2012.
Philadelphia, Pennsylvania
March 1, 2018

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In millions, except per share amounts)	2017	2016 (a)	2015 (a)
Operating Revenues
Total operating revenues	$1,009	$1,035	$968
Operating Costs and Expenses
Cost of operations	326	308	323
Depreciation and amortization	334	303	303
Impairment losses	44	185	1
General and administrative	19	16	12
Acquisition-related transaction and integration costs	3	1	3
Total operating costs and expenses	726	813	642
Operating Income	283	222	326
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	71	60	31
Other income, net	4	3	3
Loss on debt extinguishment	(3)	—	(9)
Interest expense	(306)	(284)	(267)
Total other expense, net	(234)	(221)	(242)
Income Before Income Taxes	49	1	84
Income tax expense (benefit)	72	(1)	12
Net (Loss) Income	(23)	2	72
Less: Pre-acquisition net income (loss) of Drop Down Assets	8	(4)	—
Net (Loss) Income Excluding Pre-acquisition Net Income (Loss) of Drop Down Assets	(31)	6	72
Less: Net (loss) income attributable to noncontrolling interests	(15)	(51)	39
Net (Loss) Income Attributable to NRG Yield, Inc.	$(16)	$57	$33
Earnings Per Share Attributable to NRG Yield, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic and diluted	35	35	35
Weighted average number of Class C common shares outstanding - basic and diluted	64	63	49
(Loss) Earnings per Weighted Average Class A and Class C Common Share - Basic and Diluted	$(0.16)	$0.58	$0.40
Dividends Per Class A Common Share	$1.098	$0.945	$1.015
Dividends Per Class C Common Share	$1.098	$0.945	$0.625

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year ended December 31,
	2017	2016 (a)	2015 (a)
(In millions)
Net (Loss) Income	$(23)	$2	$72
Other Comprehensive Income (Loss), net of tax
Unrealized gain (loss) on derivatives, net of income tax (expense) benefit of ($7), $0, and $10	10	13	(7)
Other comprehensive income (loss)	10	13	(7)
Comprehensive (Loss) Income	(13)	15	65
Less: Pre-acquisition net income (loss) of Drop Down Assets	8	(4)	—
Less: Comprehensive (loss) income attributable to noncontrolling interests	(5)	(37)	50
Comprehensive (Loss) Income Attributable to NRG Yield, Inc.	$(16)	$56	$15

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016 (a)
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$148	$322
Restricted cash	168	176
Accounts receivable — trade	95	95
Inventory	39	39
Notes receivable — current	13	16
Prepayments and other current assets	19	22
Total current assets	482	670
Property, plant and equipment, net	5,204	5,554
Other Assets
Equity investments in affiliates	1,178	1,152
Intangible assets, net	1,228	1,303
Deferred income taxes	128	216
Other non-current assets	63	67
Total other assets	2,597	2,738
Total Assets	$8,283	$8,962
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$306	$323
Accounts payable — trade	27	23
Accounts payable — affiliate	48	40
Derivative instruments	17	33
Accrued expenses and other current liabilities	88	86
Total current liabilities	486	505
Other Liabilities
Long-term debt	5,531	5,726
Accounts payable — affiliate	—	9
Derivative instruments	31	46
Other non-current liabilities	97	77
Total non-current liabilities	5,659	5,858
Total Liabilities	6,145	6,363
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 184,780,837 shares issued and outstanding (Class A 34,586,250, Class B 42,738,750, Class C 64,717,087, Class D 42,738,750) at December 31, 2017 and 182,848,000 shares issued and outstanding (Class A 34,586,250, Class B 42,738,750, Class C 62,784,250, Class D 42,738,750) at December 31, 2016	1	1
Additional paid-in capital	1,843	1,879
Accumulated deficit	(69)	(2)
Accumulated other comprehensive loss	(28)	(28)
Noncontrolling interest	391	749
Total Stockholders' Equity	2,138	2,599
Total Liabilities and Stockholders' Equity	$8,283	$8,962

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016 (a)	2015 (a)
Cash Flows from Operating Activities	(In millions)
Net (loss) income	$(23)	$2	$72
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(71)	(60)	(31)
Distributions from unconsolidated affiliates	72	58	60
Depreciation and amortization	334	303	303
Amortization of financing costs and debt discounts	25	20	16
Amortization of intangibles and out-of-market contracts	70	76	55
Loss on debt extinguishment	3	—	9
Change in deferred income taxes	72	(1)	12
Impairment losses	44	185	1
Changes in derivative instruments	(16)	(15)	(44)
Loss on disposal of asset components	16	6	3
Cash provided by (used in) changes in other working capital:
Changes in prepaid and accrued capacity payments	(4)	(8)	(12)
Changes in other working capital	(6)	11	(19)
Net Cash Provided by Operating Activities	516	577	425
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	—	—	(37)
Acquisition of Drop Down Assets, net of cash acquired	(250)	(77)	(698)
Capital expenditures	(31)	(20)	(29)
Cash receipts from notes receivable	17	17	17
Return of investment from unconsolidated affiliates	47	28	42
Investments in unconsolidated affiliates	(73)	(83)	(402)
Other	7	4	9
Net Cash Used in Investing Activities	(283)	(131)	(1,098)
Cash Flows from Financing Activities
Net contributions from noncontrolling interests	13	5	122
Net distributions and return of capital to NRG prior to the acquisition of Drop Down Assets	(20)	(184)	(79)
Proceeds from the issuance of common stock	34	—	599
Payments of dividends and distributions	(202)	(173)	(139)
Proceeds from the revolving credit facility	55	60	551
Payments for the revolving credit facility	—	(366)	(245)
Proceeds from issuance of long-term debt	41	740	293
Payments of debt issuance costs	(4)	(15)	(13)
Payments for long-term debt	(332)	(269)	(735)
Net Cash (Used in) Provided by Financing Activities	(415)	(202)	354
Net (Decrease) Increase in Cash and Cash Equivalents	(182)	244	(319)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	498	254	573
Cash, Cash Equivalents and Restricted Cash at End of Period	$316	$498	$254

Supplemental Disclosures
Interest paid, net of amount capitalized	$(297)	$(271)	$(279)
Non-cash investing and financing activities:
Additions to fixed assets for accrued capital expenditures	4	3	3
Decrease to fixed assets for deferred tax asset	—	—	19
Non-cash adjustment for change in tax basis of assets	(20)	44	38
Non-cash return of capital and distributions to NRG, net of contributions	$(2)	$65	$(9)

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
Balances at December 31, 2014 (a)	$—	$—	$1,240	$3	$(9)	$1,610	$2,844
Members' equity - Acquired Drop Down Assets	—	—	—	—	—	62	62
Balances at December 31, 2014	—	—	1,240	3	(9)	1,672	2,906
Net income (b)	—	—	—	33	—	39	72
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	(18)	11	(7)
Payments for January 2015 and November 2015 Drop Down Assets	—	—	—	—	—	(698)	(698)
Distributions and returns of capital to NRG, net of contributions, cash (b)	—	—	—	—	—	(79)	(79)
Distributions and return of capital to NRG, net of contributions, non-cash (b)	—	—	—	—	—	(9)	(9)
Capital contributions from tax equity investors, cash	—	—	—	—	—	122	122
Noncontrolling interest acquired in Spring Canyon acquisition	—	—	—	—	—	74	74
Stock-based compensation	—	—	1	—	—	—	1
Proceeds from the issuance of Class A common stock	—	1	598	—	—	—	599
Non-cash adjustment for change in tax basis of property, plant and equipment	—	—	38	—	—	—	38
Equity portion of the 2020 Convertible Notes	—	—	23	—	—	—	23
Common stock dividends	—	—	(45)	(24)	—	(70)	(139)
Balances at December 31, 2015	$—	$1	$1,855	$12	$(27)	$1,062	$2,903
Net income (loss) (b)	—	—	—	57	—	(51)	6
Pre-acquisition net loss of acquired Drop Down Assets	—	—	—	—	—	(4)	(4)
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	(1)	14	13
Payment for CVSR Drop Down Asset	—	—	—	—	—	(77)	(77)
Capital contributions from tax equity investors, net of distributions, cash	—	—	—	—	—	5	5
Distributions and return of capital to NRG, net of contributions, cash (b)	—	—	—	—	—	(184)	(184)
Distributions and return of capital to NRG, net of contributions, non-cash (b)	—	—	—	—	—	65	65
Stock-based compensation	—	—	1	—	—	—	1
Non-cash adjustment for change in tax basis of property, plant and equipment	—	—	44	—	—	—	44
Common stock dividends	—	—	(21)	(71)	—	(81)	(173)
Balances as of December 31, 2016	$—	1	$1,879	$(2)	$(28)	$749	$2,599
Net loss	—	—	—	(16)	—	(15)	(31)
Pre-acquisition net income of acquired Drop Down Assets	—	—	—	—	—	8	8
Unrealized gain on derivatives, net of tax	—	—	—	—	—	10	10
Cumulative effect of change in accounting principle	—	—	—	5	—	—	5
Payments for the March 2017, August 2017 and November 2017 Drop Down Assets	—	—	—	—	—	(250)	(250)
August 2017 Drop Down Assets contingent consideration	—	—	—	—	—	(8)	(8)
Capital contributions from tax equity investors, net of distributions, cash	—	—	—	—	—	11	11
Distributions and return of capital to NRG, net of contributions, cash	—	—	—	—	—	(18)	(18)
Distributions and return of capital to NRG, net of contributions, non-cash	—	—	—	—	—	(2)	(2)
Stock-based compensation	—	—	2	—	—	—	2
Proceeds from the issuance of Class C Common Stock	—	—	34	—	—	—	34
Non-cash adjustment for change in tax basis of assets	—	—	(20)	—	—	—	(20)
Common stock dividends	—	—	(52)	(56)	—	(94)	(202)
Balances as of December 31, 2017	$—	1	$1,843	$(69)	$(28)	$391	$2,138

(a) As previously reported in the Company's consolidated financial statements for the year ended December 31, 2016, included in the Company's May 9, 2017 Form 8-K.
(b) Retrospectively adjusted as discussed in Note 1, Nature of Business.
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
The following table represents the structure of the Company as of December 31, 2017:
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

On February 6, 2018, Global Infrastructure Partners, or GIP, entered into a purchase and sale agreement with NRG, or the NRG Transaction, for the acquisition of NRG's full ownership interests in the Company and NRG's renewable development and operations platform. The NRG Transaction is subject to certain closing conditions, including customary legal and regulatory approvals. The Company expects the NRG Transaction to close in the second half of 2018. NRG is the Company's controlling stockholder and the Company has been highly dependent on NRG for, among other things, growth opportunities and management and administration services. See Part I, Item 1A, Risk Factors for risks related to the Strategic Sponsorship with GIP and the Company's relationship with NRG.
As of December 31, 2017, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW) (a)	Offtake Counterparty	Expiration
Conventional
El Segundo	100%	550	Southern California Edison	2023
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Pacific Gas and Electric	2023
Walnut Creek	100%	485	Southern California Edison	2023
		1,945
Utility Scale Solar
Agua Caliente	16%	46	Pacific Gas and Electric	2039
Alpine	100%	66	Pacific Gas and Electric	2033
Avenal	50%	23	Pacific Gas and Electric	2031
Avra Valley	100%	26	Tucson Electric Power	2032
Blythe	100%	21	Southern California Edison	2029
Borrego	100%	26	San Diego Gas and Electric	2038
CVSR	100%	250	Pacific Gas and Electric	2038
Desert Sunlight 250	25%	63	Southern California Edison	2034
Desert Sunlight 300	25%	75	Pacific Gas and Electric	2039
Kansas South	100%	20	Pacific Gas and Electric	2033
Roadrunner	100%	20	El Paso Electric	2031
TA High Desert	100%	20	Southern California Edison	2033
Utah Solar Portfolio(b)(e)	50%	265	PacifiCorp	2036
		921
Distributed Solar
Apple I LLC Projects	100%	9	Various	2032
AZ DG Solar Projects	100%	5	Various	2025-2033
SPP Projects	100%	25	Various	2026-2037
Other DG Projects	100%	13	Various	2023-2039
		52
Wind
Alta I	100%	150	Southern California Edison	2035
Alta II	100%	150	Southern California Edison	2035
Alta III	100%	150	Southern California Edison	2035
Alta IV	100%	102	Southern California Edison	2035
Alta V	100%	168	Southern California Edison	2035
Alta X (b)	100%	137	Southern California Edison	2038
Alta XI (b)	100%	90	Southern California Edison	2038
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Crosswinds (b)(f)	99%	21	Corn Belt Power Cooperative	2027
Elbow Creek (b)(f)	100%	122	NRG Power Marketing LLC	2022
Elkhorn Ridge (b)(f)	66.7%	54	Nebraska Public Power District	2029
Forward (b)(f)	100%	29	Constellation NewEnergy, Inc.	2022
Goat Wind (b)(f)	100%	150	Dow Pipeline Company	2025
Hardin (b)(f)	99%	15	Interstate Power and Light Company	2027

Projects	Percentage Ownership	Net Capacity (MW) (a)	Offtake Counterparty	Expiration
Laredo Ridge	100%	80	Nebraska Public Power District	2031
Lookout (b)(f)	100%	38	Southern Maryland Electric Cooperative	2030
Odin (b)(f)	99.9%	20	Missouri River Energy Services	2028
Pinnacle	100%	55	Maryland Department of General Services and University System of Maryland	2031
San Juan Mesa (b)(f)	75%	90	Southwestern Public Service Company	2025
Sleeping Bear (b)(f)	100%	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork (b)(f)	100%	19	PacifiCorp	2028
Spring Canyon II (b)	90.1%	29	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	25	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado (b)(f)	100%	161	Southwestern Public Service Company	2027
		2,200
Thermal
NRG Energy Center Dover LLC	100%	103	NRG Power Marketing LLC	2018
Thermal generation	100%	20	Various	Various
		123
Total net generation capacity(c)		5,241

Thermal equivalent MWt(d)	100%	1,319	Various	Various

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of December 31, 2017.
(b) Projects are part of tax equity arrangements.
(c) The Company's total generation capacity is net of 6 MWs for noncontrolling interest for Spring Canyon II and III. The Company's generation capacity including this noncontrolling interest was 5,247.
(d) For thermal energy, net capacity represents MWt for steam or chilled water and excludes 134 MWt available under the right-to-use provisions contained in agreements between two of the Company's thermal facilities and certain of its customers.
(e) Represents interests in Four Brothers Solar, LLC, Granite Mountain Holdings, LLC, and Iron Springs Holdings, LLC, all acquired as part of the March 2017 Drop Down Assets acquisition (ownership percentage is based upon cash to be distributed).
(f) Projects are part of NRG Wind TE Holdco portfolio.
In addition to the facilities owned or leased in the table above, the Company entered into partnerships to own or purchase solar power generation projects, as well as other ancillary related assets from a related party via intermediate funds.  The Company does not consolidate these partnerships and accounts for them as equity method investments. The Company's net interest in these projects is 247 MW based on cash to be distributed as of December 31, 2017. For further discussions, refer to Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities to the Consolidated Financial Statements.
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
As described in Note 15, Related Party Transactions to the Consolidated Financial Statements, the Company has a management services agreement with NRG for various services, including human resources, accounting, tax, legal, information systems, treasury, and risk management.
Stockholders' equity represents the equity associated with the Class A and Class C common stockholders, the equity associated with the Class B and Class D common stockholder, NRG, and the third-party interests under certain tax equity arrangements are classified as noncontrolling interest.

During the years ending December 31, 2017 and 2016, the Company completed four acquisitions of Drop Down Assets from NRG. The accounting guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect from the beginning of the financial statement period or from the date the entities were under common control (if later than the beginning of the financial statement period). For further discussion, see Note 3, Business Acquisitions to the Consolidated Financial Statements.
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
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at project subsidiaries was $124 million and $111 million as of December 31, 2017 and 2016, respectively.
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Cash and cash equivalents	$148	$322	$111
Restricted cash	168	176	143
Cash, cash equivalents and restricted cash shown in the statement of cash flows	316	498	254
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company's projects that are restricted in their use. Of these funds as of December 31, 2017, approximately $25 million is designated for current debt service payments, $25 million is designated to fund operating expenses and $36 million is designated for distributions to the Company, with the remaining $82 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures.
Trade Receivables and Allowance for Doubtful Accounts
Trade receivables are reported on the balance sheet at the invoiced amount adjusted for any write-offs and the allowance for doubtful accounts. The allowance for doubtful accounts is reviewed periodically based on amounts past due and significance. The allowance for doubtful accounts was immaterial as of December 31, 2017 and 2016.

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
Property, Plant and Equipment
Property, plant and equipment are stated at cost or, in the case of third party business acquisitions, fair value; however impairment adjustments are recorded whenever events or changes in circumstances indicate that their carrying values may not be recoverable. See Note 3, Business Acquisitions for more information on acquired property, plant and equipment. Significant additions or improvements extending asset lives are capitalized as incurred, while repairs and maintenance that do not improve or extend the life of the respective asset are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives. Certain assets and their related accumulated depreciation amounts are adjusted for asset retirements and disposals with the resulting gain or loss included in cost of operations in the consolidated statements of operations. For further discussion of the Company's property, plant and equipment refer to Note 4, Property, Plant and Equipment to the Consolidated Financial Statements.
Asset Impairments
Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. Such reviews are performed in accordance with ASC 360. An impairment loss is indicated if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset's carrying amount and fair value with the difference recorded in operating costs and expenses in the statements of operations. Fair values are determined by a variety of valuation methods, including appraisals, sales prices of similar assets and present value techniques. For further discussion of the Company's long-lived asset impairments, refer to Note 9, Asset Impairments to the Consolidated Financial Statements.
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
Debt Issuance Costs
Debt issuance costs are capitalized and amortized as interest expense on a basis which approximates the effective interest method over the term of the related debt. Debt issuance costs related to the long term debt are presented as a direct deduction from the carrying amount of the related debt in both the current and prior periods. Debt issuance costs related to the senior secured revolving credit facility line of credit are recorded as a non-current asset on the balance sheet and are amortized over the term of the credit facility.
Intangible Assets
Intangible assets represent contractual rights held by the Company. The Company recognizes specifically identifiable intangible assets including power purchase agreements, leasehold improvements, customer relationships, customer contracts, and development rights when specific rights and contracts are acquired. These intangible assets are amortized primarily on a straight-line basis. For further discussion of the Company's intangible assets, refer to Note 8, Intangible Assets to the Consolidated Financial Statements.
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
The Company reports some of its revenues and expenses differently for financial statement purposes than for income tax return purposes, resulting in temporary and permanent differences between the Company's financial statements and income tax returns. The tax effects of such temporary differences are recorded as either deferred income tax assets or deferred income tax liabilities in the Company's consolidated balance sheets. The Company measures its deferred income tax assets and deferred income tax liabilities using income tax rates that are currently in effect. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income which includes the future reversal of existing taxable temporary differences to realize deferred tax assets, net of valuation allowances. In arriving at this conclusion to utilize projections of future profit before tax in its estimate of future taxable income, including the impact of the Tax Cuts and Jobs Act, the Company considered the profit before tax generated in recent years. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that is more-likely-than-not to be realized.
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
NRG Yield, Inc. is included in certain NRG consolidated unitary state tax return filings which is reflected in NRG Yield, Inc.'s state effective tax rate. If NRG Yield, Inc. filed under a separate standalone methodology, there would be an additional state tax expense of approximately $1 million as of December 31, 2017 due to a change in the NRG Yield, Inc. state effective tax rate.
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
Certain of these leases have no minimum lease payments and all of the rental income under these leases is recorded as contingent rent on an actual basis when the electricity is delivered. The contingent rental income recognized in the years ended December 31, 2017, 2016, and 2015 was $559 million, $583 million, and $443 million, respectively. These balances include intercompany revenue for Elbow Creek of $8 million for each of the years ended December 31, 2017 and 2016, as further discussed in Note 15 Related Party Transactions.

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
Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable, notes receivable and derivative instruments, which are concentrated within entities engaged in the energy and financial industry. These industry concentrations may impact the overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. In addition, many of the Company's projects have only one customer. However, the Company believes that the credit risk posed by industry concentration is offset by the diversification and creditworthiness of its customer base. See Note 6, Fair Value of Financial Instruments for a further discussion of derivative concentrations and Note 13, Segment Reporting, for concentration of counterparties.
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

The following table represents the balance of ARO obligations as of December 31, 2017 and 2016, along with the additions and accretion related to the Company's ARO obligations for the year ended December 31, 2017:

(In millions)
Balance as of December 31, 2016	$49
Revisions in estimates for current obligations/Additions	2
Accretion — expense	4
Balance as of December 31, 2017	$55
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
Investments Accounted for by the Equity Method
The Company has investments in various energy projects accounted for by the equity method, several of which are VIEs, where the Company is not a primary beneficiary, as described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. The equity method of accounting is applied to these investments in affiliates because the ownership structure prevents the Company from exercising a controlling influence over the operating and financial policies of the projects. Under this method, equity in pre-tax income or losses of the investments is reflected as equity in earnings of unconsolidated affiliates. Distributions from equity method investments that represent earnings on the Company's investment are included within cash flows from operating activities and distributions from equity method investments that represent a return of the Company's investment are included within cash flows from investing activities.
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
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amounts of net earnings during the reporting periods. Actual results could be different from these estimates.
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
Recent Accounting Developments - Adopted in 2017
ASU 2018-02 — In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, or ASU No. 2018-02. Prior to ASU 2018-02, GAAP required the remeasurement of deferred tax assets and liabilities as a result of a change in tax laws or rates to be presented in net income from continuing operations, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income. As a result, such items, referred to as stranded tax effects, did not reflect the appropriate tax rate. Under ASU No. 2018-02, entities are permitted, but not required, to reclassify from accumulated other comprehensive income to retained earnings those stranded tax effects resulting from the Tax Act. ASU No. 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted the new standard effective December 31, 2017. As a result of the adoption, the Company reclassified $5 million from accumulated other comprehensive loss to retained earnings in the consolidated balance sheets as of December 31, 2017.
ASU 2017-12 — In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, or ASU No. 2017-12. ASU No. 2017-12 amends ASU No. 2016-15. The amendments of ASU No. 2016-15 were issued to simplify the application of hedge accounting guidance and more closely aligning financial reporting for hedging relationships with economic results of an entity's risk management activities. The issues addressed by ASU No. 2017-12 include but are not limited to alignment of risk management activities and financial reporting, risk component hedging, accounting for the hedged item in fair value hedges of interest rate risk, recognition and presentation of the effects of hedging instruments, amounts excluded from the assessment of hedge effectiveness, and other simplifications of hedge accounting guidance. The amendments of ASU No. 2017-12 are effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted in any interim period and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. The Company early adopted ASU No. 2017-12 during the fourth quarter 2017. The adoption of ASU No. 2017-12 did not have a material impact on our consolidated results of operations, cash flows, and statement of financial position.
ASU 2016-18 — In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, or ASU No. 2016-18. The amendments of ASU No. 2016-18 require an entity to include amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. The amendments of ASU No. 2016-18 are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted and the adoption of ASU No. 2016-18 will be applied retrospectively. The Company early adopted ASU No. 2016-18 during the second quarter of 2017. Net cash flows used in investing activities for the year ended December 31, 2016 decreased by $33 million. The sum of Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheet as of December 31, 2016 equals the beginning balances of cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows for the year ended December 31, 2017. The sum of Company's cash and cash equivalents and restricted cash reported within the consolidated balance sheet as of December 31, 2017 equals to the ending balances of cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows for the year ended December 31, 2017.
Recent Accounting Developments - Not Yet Adopted
ASU 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or Topic 842, with the objective to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and to improve financial reporting by expanding the related disclosures. The guidance in Topic 842 provides that a lessee that may have previously accounted for a lease as an operating lease under current GAAP should recognize the assets and liabilities that arise from a lease on the balance sheet. In addition, Topic 842 expands the required quantitative and qualitative disclosures with regards to lease arrangements. The Company will adopt the standard effective January 1, 2019 and expects to elect certain of the practical expedients permitted, including the expedient that permits the Company to retain its existing lease assessment and classification. The Company is currently working through an adoption plan and evaluating the anticipated impact on the Company's results of operations, cash flows and financial position. While the Company is currently evaluating the impact the new guidance will have on its financial position and results of operations, the Company expects to recognize lease liabilities and right of use assets. The extent of the increase to assets and liabilities associated with these amounts remains to be determined pending the Company’s review of its existing lease contracts and service contracts which may contain embedded leases. While this review is still in process, the Company believes the adoption of Topic 842 may be material to its financial statements. The Company is continuing to monitor potential changes to Topic 842 that have been proposed by the FASB and will assess any necessary changes to the implementation as the guidance is updated.
ASU 2014-09 — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or Topic 606, which was further amended through various updates issued by the FASB thereafter.  The amendments of ASU No. 2014-09 completed the joint effort between the FASB and the IASB, to develop a common revenue standard for GAAP and IFRS, and to improve financial reporting.  The guidance under Topic 606 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes a five step model to be applied by an entity in evaluating its contracts with customers.  The Company has elected the practical expedient available under Topic 606 for measuring progress toward complete satisfaction of a performance obligation and for disclosure requirements of remaining performance obligations.  The practical expedient allows an entity to recognize revenue in the amount to which the entity has the right to invoice such that the entity has a right to the consideration in an amount that corresponds directly with the value to the customer for performance completed to date by the entity. The majority of the Company's revenues are obtained through PPAs, which are currently accounted for as operating leases. In connection with the implementation of Topic 842, as described above, the Company expects to elect certain of the practical expedients permitted, including the expedient that permits the Company to retain its existing lease assessment and classification. The Company adopted the standard effective January 1, 2018 under the modified retrospective transition method. As leases are excluded from the scope of Topic 606, the adoption of Topic 606 at the date of initial application will not have a material impact on the Company's financial statements. The adoption of Topic 606 also includes additional disclosure requirements beginning in the first quarter of 2018.  As a significant portion of the Company’s revenue is generated through operating leases, the majority of the new required disclosures will not be relevant or material to the Company.
Note 3 — Business Acquisitions
2017 Acquisitions
November 2017 Drop Down Assets — On November 1, 2017, the Company acquired a 38 MW solar portfolio primarily comprised of assets from NRG's Solar Power Partners (SPP) funds and other projects developed by NRG, for cash consideration of $74 million, including working capital adjustments of $3 million, plus assumed non-recourse debt of $26 million.
The purchase price for the November 2017 Drop Down Assets was funded with cash on hand. The assets and liabilities transferred to the Company relate to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid and historical value of the entities' equity was recorded as a contribution from NRG and increased the balance of its noncontrolling interest. Because the transaction constituted a transfer of net assets under common control, the guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control.
The following is a summary of assets and liabilities transferred in connection with the acquisition of the November 2017 Drop Down Assets as of November 1, 2017:

(In millions)
Assets:
Current assets	$7
Property, plant and equipment	83
Non-current assets	12
Total assets	102
Liabilities:
Debt (Current and non-current) (a)	23
Other current and non-current liabilities	3
Total liabilities assumed	26
Net assets acquired	$76

(a) Net of $3 million of net debt issuance costs.
The following tables present a summary of the Company's historical information combining the financial information for the November 2017 Drop Down Assets transferred in connection with the acquisition:

	Year ended December 31, 2016			Year ended December 31, 2015
	As Previously Reported (a)	November 2017 Drop Down Assets	As Currently Reported	As Previously Reported (a)	November 2017 Drop Down Assets	As Currently Reported
(In millions)
Total operating revenues	$1,021	$14	$1,035	$953	$15	$968
Operating income	218	4	222	320	6	326
Net income	2	—	2	70	2	72

(a) As previously reported in the May 9, 2017 Form 8-K filed in connection with the March 2017 Drop Down completed on March 27, 2017.

	As of December 31, 2016
(In millions)	As Previously Reported (a)	November 2017 Drop Down Assets	As Currently Reported
Assets:
Current assets	$656	$14	$670
Property, plant and equipment	5,460	94	5,554
Non-current assets	2,720	18	2,738
Total assets	8,836	126	8,962
Liabilities:
Debt	5,987	62	6,049
Other current and non-current liabilities	310	4	314
Total liabilities	6,297	66	6,363
Net assets	$2,539	$60	$2,599

(a) As previously reported in the May 9, 2017 Form 8-K filed in connection with the March 2017 Drop Down completed on March 27, 2017.
Since the acquisition date, the November 2017 Drop Down Assets have contributed $1 million in operating revenues to the Company.
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
The Class A interests of NRG Wind TE Holdco are owned by a tax equity investor, or TE Investor, who receives 99% of allocations of taxable income and other items until the flip point, which occurs when the TE Investor obtains a specified return on its initial investment, at which time the allocations to the TE Investor change to 8.53%. The Company generally receives 100% of CAFD until the flip point, at which time the allocations to the Company of CAFD change to 91.47%. If the flip point has not occurred by a specified date, 100% of CAFD is allocated to the TE Investor until the flip point occurs. NRG Wind TE Holdco is a VIE and the Company is the primary beneficiary, through its position as managing member, and consolidates NRG Wind TE Holdco.
March 2017 Drop Down Assets — On March 27, 2017, the Company acquired the following interests from NRG: (i) Agua Caliente Borrower 2 LLC, which owns a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm, one of the ROFO Assets, representing ownership of approximately 46 net MW of capacity and (ii) NRG's interests in the Utah Solar Portfolio. Agua Caliente is located in Yuma County, AZ and sells power subject to a 25-year PPA with Pacific Gas and Electric, with 22 years remaining on that contract. The seven utility-scale solar farms in the Utah Solar Portfolio are owned by the following entities: Four Brothers Capital, LLC, Iron Springs Capital, LLC, and Granite Mountain Capital, LLC. These utility-scale solar farms achieved commercial operations in 2016, sell power subject to 20-year PPAs with PacifiCorp, a subsidiary of Berkshire Hathaway and are part of a tax equity structure with Dominion Solar Projects III, Inc., or Dominion, through which the Company is entitled to receive 50% of cash to be distributed, as further described below. The Company paid cash consideration of $132 million, including $2 million of working capital. The acquisition of the March 2017 Drop Down Assets was funded with cash on hand. The Company recorded the acquired interests as equity method investments. The Company also assumed non-recourse debt of $41 million and $287 million on Agua Caliente Borrower 2 LLC and the Utah Solar Portfolio, respectively, as further described in Note 10, Long-term Debt, as well as its pro-rata share of non-recourse project-level debt of Agua Caliente Solar LLC.
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
2016 Acquisitions
CVSR Drop Down — Prior to September 1, 2016, the Company had a 48.95% interest in CVSR, which was accounted for as an equity method investment. On September 1, 2016, the Company acquired from NRG the remaining 51.05% interest of CVSR Holdco LLC, which indirectly owns the CVSR solar facility, or the CVSR Drop Down, for total cash consideration of $78.5 million, plus an immaterial working capital adjustment. The acquisition was funded with cash on hand. The Company also assumed additional debt of $496 million, which represents 51.05% of the CVSR project level debt and 51.05% of the notes issued under the CVSR Holdco Financing Agreement, as of the closing date. The acquisition was funded with cash on hand.
The assets and liabilities transferred to the Company relate to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid and historical value of the CVSR Drop Down of $112 million, as well as $6 million of AOCL, was recorded as a distribution to NRG with the offset to noncontrolling interest. Because the transaction constituted a transfer of net assets under common control, the guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. In connection with the retrospective adjustment of prior periods, the Company now consolidates CVSR and 100% of its debt, consisting of $771 million of project level debt and $200 million of notes issued under the CVSR Holdco Financing Agreement as of September 1, 2016. In addition, the Company has removed the equity method investment from all prior periods and adjusted its financial statements to reflect its results of operations, financial position and cash flows as if it had consolidated CVSR from the beginning of the financial statement period.

2015 Acquisitions
November 2015 Drop Down Assets from NRG — On November 3, 2015, the Company acquired the November 2015 Drop Down Assets, a portfolio of 12 wind facilities totaling 814 net MW, from NRG for cash consideration of $207 million. The Company was responsible for its pro-rata share of non-recourse project debt of $193 million and noncontrolling interest associated with a tax equity structure of $159 million (as of the acquisition date).
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

Note 4 — Property, Plant and Equipment
The Company’s major classes of property, plant, and equipment were as follows:

	December 31, 2017	December 31, 2016	Depreciable Lives
	(In millions)
Facilities and equipment	$6,289	$6,339	2 - 45 Years
Land and improvements	166	167
Construction in progress (a)	34	24
Total property, plant and equipment	6,489	6,530
Accumulated depreciation	(1,285)	(976)
Net property, plant and equipment	$5,204	$5,554

(a) As of December 31, 2017 and 2016, construction in progress includes $24 million and $20 million of capital expenditures that relate to prepaid long-term service agreements in the Conventional segment, respectively.
The Company recorded long-lived asset impairments during the years ended December 31, 2017 and 2016, as further described in Note 9, Asset Impairments.

Note 5 — Investments Accounted for by the Equity Method and Variable Interest Entities
Equity Method Investments
The following table summarizes the Company's equity method investments as of December 31, 2017:

Name	Economic Interest	Investment Balance
		(In millions)
Utah Solar Portfolio (a)	50%	$345
Desert Sunlight	25%	272
GenConn(b)	50%	102
Agua Caliente Borrower 2	16%	92
Elkhorn Ridge(c)	66.7%	73
San Juan Mesa(c)	75%	66
NRG DGPV Holdco 1 LLC (d)	95%	76
NRG DGPV Holdco 2 LLC (d)	95%	61
NRG DGPV Holdco 3 LLC (d)	99%	39
NRG RPV Holdco 1 LLC(d)	95%	58
Avenal	50%	(6)
Total equity investments in affiliates		$1,178

(a) Economic interest based on cash to be distributed. Four Brothers Solar, LLC, Granite Mountain Holdings, LLC and Iron Springs Holdings, LLC are tax equity structures and VIEs. The related allocations are described below.
(b) GenConn is a variable interest entity.
(c) San Juan Mesa and Elkhorn Ridge are part of the Wind TE Holdco tax equity structure, as described below. San Juan Mesa and Elkhorn Ridge are owned 75% and 66.7%, respectively, by Wind TE Holdco. The Company owns 100% of the Class B interests in Wind TE Holdco.
(d) Economic interest based on cash to be distributed. NRG DGPV Holdco 1 LLC, NRG DGPV Holdco 2 LLC, NRG DGPV Holdco 3 LLC and NRG RPV Holdco 1 LLC are tax equity structures and VIEs. The related allocations are described below.
As of December 31, 2017 and 2016, the Company had $57 million and $51 million, respectively, of undistributed earnings from its equity method investments.
The Company acquired its interest in Desert Sunlight on June 30, 2015, for $285 million, which resulted in a difference between the purchase price and the basis of the acquired assets and liabilities of $171 million. The difference is attributable to the fair value of the property, plant and equipment and power purchase agreements. In addition, the difference between the basis of the acquired assets and liabilities and the purchase price for the Utah Solar Portfolio (Four Brothers Solar, LLC, Granite Mountain Holdings, LLC and Iron Springs Holdings, LLC) of $106 million is attributable to the fair value of the property, plant and equipment. The Company is amortizing the related basis differences to equity in earnings (losses) over the related useful life of the underlying assets acquired.
Non-recourse project-level debt of unconsolidated affiliates
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was $777 million as of December 31, 2017.

The following tables present summarized financial information for the Company's significant equity method investments:

	Year Ended December 31,
	2017	2016		2015
Income Statement Data:	(In millions)
GenConn
Operating revenues	$71	$72		$78
Operating income	36	38		40
Net income	26	26		28
Desert Sunlight
Operating revenues	207	211		206
Operating income	127	129		124
Net income	80	80		73
Utah Solar Portfolio (a)
Operating revenues	75	13		—
Operating income (loss)	18	(6)		(1)
Net income (loss)	18	(6)		(1)
DGPV entities (b)
Operating revenues	37	14		1
Operating income	7	2		—
Net loss	(3)	—		—
RPV Holdco
Operating revenues	16	13		4
Operating income	3	2		(6)
Net income (loss)	$3	$2		$(6)
		As of December 31,
		2017		2016
Balance Sheet Data:		(In millions)
GenConn
Current assets		$38		$36
Non-current assets		374		389
Current liabilities		18		16
Non-current liabilities		189		196
Desert Sunlight
Current assets		133		281
Non-current assets		1,350		1,401
Current liabilities		64		64
Non-current liabilities		1,003		1,043
Utah Solar Portfolio (a)
Current assets		13		20
Non-current assets		1,090		1,105
Current liabilities		5		14
Non-current liabilities		24		38
DGPV entities (b)
Current assets		74		44
Non-current assets		671		562
Current liabilities		83		112
Non-current liabilities		216		23
Redeemable Noncontrolling Interest		44		28
RPV Holdco
Current assets		3		15
Non-current assets		183		191
Current liabilities		—		11
Non-current liabilities		7		7
Redeemable Noncontrolling Interest		$16	—	$—

(a) Utah Solar Portfolio was acquired by NRG on November 2, 2016.
(b) Includes DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3.

Variable Interest Entities, or VIEs
Entities that are Consolidated
NRG Wind TE Holdco — As described in Note 3, Business Acquisitions, on August 1, 2017, the Company acquired from NRG the remaining 25% interest in NRG Wind TE Holdco. NRG Wind TE Holdco is a VIE and the Company is the primary beneficiary through its position as managing member and consolidates NRG Wind TE Holdco. The Class A interests of NRG Wind TE Holdco are owned by a tax equity investor, or TE Investor, who receives 99% of allocations of taxable income and other items until the flip point, which occurs when the TE Investor obtains a specified return on its initial investment, at which time the allocations to the TE Investor change to 8.53%. The Company generally receives 100% of CAFD until the flip point, at which time the allocations to the Company of CAFD change to 91.47%. If the flip point has not occurred by a specified date, 100% of CAFD is allocated to the TE Investor until the flip point occurs. The Company utilizes the HLBV method to determine the net income or loss allocated to the TE Investor noncontrolling interest.
Alta TE Holdco — On June 30, 2015, the Company sold an economic interest in Alta TE Holdco to a financial institution in order to monetize certain cash and tax attributes, primarily PTCs. The financial institution, or Alta Investor, receives 99% of allocations of taxable income and other items until the flip point, which occurs when the Alta Investor obtains a specified return on its initial investment, at which time the allocations to the Alta Investor change to 5%. The Company receives 94.34% until the flip point, at which time the allocations to the Company of CAFD will change to 97.12%, unless the flip point will not have occurred by a specified date, which would result in 100% of CAFD allocated to the Alta Investor until the flip point occurs. Alta TE Holdco is a VIE and the Company is the primary beneficiary through its position as managing member, and therefore consolidates Alta TE Holdco, with the Alta Investor's interest shown as noncontrolling interest. The Company utilizes the HLBV method to determine the net income or loss allocated to the noncontrolling interest.
Spring Canyon — The Company holds a 90.1% of the Class B interests in Spring Canyon II, a 32 MW wind facility, and Spring Canyon III, a 28 MW wind facility, each located in Logan County, Colorado, and Invenergy Wind Global LLC owns 9.9% of the Class B interests. The projects are financed with a partnership flip tax-equity structure with a financial institution, who owns the Class A interests, to monetize certain cash and tax attributes, primarily PTCs. Until the flip point, the Class A member receives a variable percentage of cash distributions based on the projects’ production level during the prior year. The Class A member received 34.81% of the cash distributions and the Company and Invenergy received 65.19% during the period ended December 31, 2017. After the flip point, cash distributions are allocated 5% to the Class A member and 95% to the Company and Invenergy. Spring Canyon is a VIE and the Company is the primary beneficiary through its position as managing member, and therefore consolidates Spring Canyon. The Class A member and Invenergy's interests are shown as noncontrolling interest. The Company utilizes the HLBV method to determine the net income or loss allocated to the Class A member. Net income or loss attributable to the Class B interests is allocated to Invenergy's noncontrolling interest based on its 9.9% ownership interest.

Summarized financial information for the Company's consolidated VIEs consisted of the following as of December 31, 2017:

(In millions)	NRG Wind TE Holdco	Alta TE Holdco	Spring Canyon
Other current and non-current assets	$172	$17	$2
Property, plant and equipment	376	436	95
Intangible assets	2	262	—
Total assets	550	715	97
Current and non-current liabilities	197	9	5
Total liabilities	197	9	5
Noncontrolling interest	9	93	60
Net assets less noncontrolling interests	$344	$613	$32
Entities that are not Consolidated
The Company has interests in entities that are considered VIEs under ASC 810, Consolidation, but for which it is not considered the primary beneficiary.  The Company accounts for its interests in these entities under the equity method of accounting.
Utah Solar Portfolio Assets — As described in Note 3, Business Acquisitions, as part of the March 2017 Drop Down Assets acquisition, the Company acquired from NRG 100% of the Class A equity interests in the Utah Solar Portfolio, comprised of Four Brothers Solar, LLC, Granite Mountain Holdings, LLC, and Iron Springs Holdings, LLC. The Class B interests of the Utah Solar Portfolio are owned by a tax equity investor, or TE Investor, who receives 99% of allocations of taxable income and other items until the flip point, which occurs when the TE Investor obtains a specified return on its initial investment, at which time the allocations to the TE Investor change to 50%. The Company generally receives 50% of distributable cash throughout the term of the tax-equity arrangements. The three entities comprising the Utah Solar Portfolio are VIEs. As the Company is not the primary beneficiary, the Company uses the equity method of accounting to account for its interests in the Utah Solar Portfolio. The Company utilizes the HLBV method to determine its share of the income or losses in the investees.
NRG DGPV Holdco 1 LLC — The Company and NRG are parties to the NRG DGPV Holdco 1 LLC partnership, or DGPV Holdco 1, the purpose of which is to own or purchase solar power generation projects and other ancillary related assets from NRG Renew LLC or its subsidiaries via intermediate funds. The Company owns approximately 47 MW of distributed solar capacity, based on cash to be distributed, with a weighted average contract life of 18 years. Under this partnership, the Company committed to fund up to $100 million of capital.
NRG DGPV Holdco 2 LLC — The Company and NRG are parties to the NRG DGPV Holdco 2 LLC partnership, or DGPV Holdco 2, the purpose of which is to own or hold solar power generation projects as well as other ancillary related assets from NRG Renew LLC or its subsidiaries. The Company owns approximately 113 MW of distributed solar capacity, based on cash to be distributed, with a weighted average contract life of 21 years.  Under this partnership, the Company committed to fund up to $60 million of capital.
NRG DGPV Holdco 3 LLC — On September 26, 2017, the Company entered into an additional partnership with NRG by forming NRG DGPV Holdco 3 LLC, or DGPV Holdco 3, in which the Company would invest up to $50 million in an operating portfolio of distributed solar assets, primarily comprised of community solar projects, developed by NRG. The Company owns approximately 43 MW of distributed solar capacity, based on cash to be distributed, with a weighted average contract life of approximately 20 years as of December 31, 2017.
The Company's maximum exposure to loss is limited to its equity investment in DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3, which was $176 million on a combined basis.
NRG RPV Holdco 1 LLC — The Company and NRG are parties to the NRG RPV Holdco 1 LLC partnership, or RPV Holdco, the purpose of which is to hold operating portfolios of residential solar assets developed by NRG's residential solar business, including: (i) an existing, unlevered portfolio of over 2,200 leases across nine states representing approximately 14 MW, based on cash to be distributed, with a weighted average remaining lease term of approximately 15 years that was acquired outside of the partnership; and (ii) a tax equity-financed portfolio of approximately 5,400 leases representing approximately 30 MW, based on cash to be distributed, with a weighted average remaining lease term for the existing and new leases of approximately 18 years. The Company has fully funded the partnership as of December 31, 2017.
The Company's maximum exposure to loss is limited to its equity investment, which was $58 million as of December 31, 2017.

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
The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of December 31, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Assets:
Notes receivable, including current portion	$13	$13	$30	$30
Liabilities:
Long-term debt, including current portion	$5,897	$5,930	$6,122	$6,121
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
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of December 31, 2017 and 2016:

	As of December 31, 2017		As of December 31, 2016
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$1,502	$4,428	$1,455	$4,666

Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2017	As of December 31, 2016
	Fair Value (a)	Fair Value (a)	Fair Value (a)
(In millions)	Level 2	Level 1	Level 2
Derivative assets:
Commodity contracts	$1	$1	$1
Interest rate contracts	1	—	1
Total assets	$2	1	2
Derivative liabilities:
Commodity contracts	$1	—	1
Interest rate contracts	47	—	78
Total liabilities	$48	$—	$79

(a) There were no derivative assets or liabilities classified Level 1 as of December 31, 2017. There were no derivative assets or liabilities classified Level 3 as of December 31, 2017 and 2016.
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
The fair value of each contract is discounted using a risk free interest rate. In addition, a credit reserve is applied to reflect credit risk, which for interest rate swaps, is calculated based on credit default swaps utilizing the bilateral method. For commodities, to the extent that NRG's net exposure under a specific master agreement is an asset, the Company uses the counterparty's default swap rate. If the exposure under a specific master agreement is a liability, the Company uses NRG's default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of December 31, 2017, the credit reserve resulted in a $1 million increase in fair value in interest expense. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
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
Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including solar and other PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of December 31, 2017, credit risk exposure to these counterparties attributable to the Company's ownership interests was approximately $2.7 billion for the next five years. The majority of these power contracts are with utilities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations, which the Company is unable to predict.

Note 7 — Accounting for Derivative Instruments and Hedging Activities
ASC 815 requires the Company to recognize all derivative instruments on the balance sheet as either assets or liabilities and to measure them at fair value each reporting period unless they qualify for a NPNS exception. The Company may elect to designate certain derivatives as cash flow hedges, if certain conditions are met, and defer the change in fair value of the derivatives to accumulated OCI/OCL, until the hedged transactions occur and are recognized in earnings. For derivatives that are not designated as cash flow hedges or do not qualify for hedge accounting treatment, the changes in the fair value will be immediately recognized in earnings. Certain derivative instruments may qualify for the NPNS exception and are therefore exempt from fair value accounting treatment. ASC 815 applies to the Company's energy related commodity contracts and interest rate swaps.
Energy-Related Commodities
To manage the commodity price risk associated with its competitive supply activities and the price risk associated with wholesale power sales, the Company may enter into derivative hedging instruments, namely, forward contracts that commit the Company to sell energy commodities or purchase fuels/electricity in the future. The objectives for entering into derivatives contracts designated as hedges include fixing the price for a portion of anticipated future electricity sales and fixing the price of a portion of anticipated fuel/electricity purchases for the operation of its subsidiaries. As of December 31, 2017, the Company had forward contracts for the purchase of fuel commodities relating to the forecasted usage of the Company’s district energy centers extending through 2020 and electricity contracts to supply retail power to the Company's district energy centers extending through 2020. At December 31, 2017, these contracts were not designated as cash flow or fair value hedges.
Also, as of December 31, 2017, the Company had other energy-related contracts that did not meet the definition of a derivative instrument or qualified for the NPNS exception and were therefore exempt from fair value accounting treatment as follows:

•	Power tolling contracts through 2039, and

•	Natural gas transportation contracts through 2028.
Interest Rate Swaps
The Company is exposed to changes in interest rates through the issuance of variable rate debt. In order to manage interest rate risk, it enters into interest rate swap agreements.
As of December 31, 2017, the Company had interest rate derivative instruments on non-recourse debt extending through 2036, a portion of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company's open derivative transactions broken out by commodity as of December 31, 2017 and 2016:

		Total Volume
		December 31, 2017	December 31, 2016
Commodity	Units	(In millions)
Natural Gas	MMBtu	2	3
Interest	Dollars	$1,940	$2,090

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets (a)		Derivative Liabilities
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$—	$4	$26
Interest rate contracts long-term	1	1	9	39
Total Derivatives Designated as Cash Flow Hedges	1	1	13	65
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	—	—	12	6
Interest rate contracts long-term	—	—	22	7
Commodity contracts current	1	2	1	1
Total Derivatives Not Designated as Cash Flow Hedges	1	2	35	14
Total Derivatives	$2	$3	$48	$79

(a) Derivative Asset balances classified as current are included within the prepayments and other current assets line item of the Consolidated Balance Sheet. Derivative Asset balances classified as long-term are included within the other non-current assets line item of the Consolidated Balance Sheet.
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of December 31, 2017 and 2016, there was no outstanding collateral paid or received. The following tables summarize the offsetting of derivatives by counterparty master agreement level:

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2017	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative assets	$1	$—	$1
Derivative liabilities	(1)	—	(1)
Total commodity contracts	—	—	—
Interest rate contracts:
Derivative assets	1	(1)	—
Derivative liabilities	(47)	1	(46)
Total interest rate contracts	(46)	—	(46)
Total derivative instruments	$(46)	$—	$(46)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2016	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative assets	$2	$—	$2
Derivative liabilities	(1)	—	(1)
Total commodity contracts	1	—	1
Interest rate contracts:
Derivative assets	1	(1)	—
Derivative liabilities	(78)	1	(77)
Total interest rate contracts	(77)	—	(77)
Total derivative instruments	$(76)	$—	$(76)

Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Year ended December 31,
	2017	2016	2015
	(In millions)
Accumulated OCL beginning balance	$(70)	$(83)	$(76)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	10	13	14
Mark-to-market of cash flow hedge accounting contracts	—	—	(21)
Accumulated OCL ending balance, net of income tax benefit of $9, $16 and $16, respectively	$(60)	$(70)	$(83)
Accumulated OCL attributable to noncontrolling interests	(32)	(42)	(56)
Accumulated OCL attributable to NRG Yield, Inc.	$(28)	$(28)	$(27)
Losses expected to be realized from OCL during the next 12 months, net of income tax benefit of $2	$13
Amounts reclassified from accumulated OCL into income are recorded to interest expense.
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
Impact of Derivative Instruments on the Statements of Income
The Company has interest rate derivative instruments that are not designated as cash flow hedges. The effect of interest rate hedges is recorded to interest expense. For the years ended December 31, 2017, 2016 and 2015 the impact to the consolidated statements of income was a gain of $7 million, loss of $2 million and a gain of $17 million, respectively.

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
In 2015, commodity contracts also hedged the forecasted sale of power for the Elbow Creek until the start of the PPA with NRG Power Marketing LLC, or Power Marketing, with effective date of November 1, 2015. The effect of these commodity hedges was recorded to operating revenues. For the year ended December 31, 2015, the impact to the consolidated statements of income was an unrealized loss of $2 million.
See Note 6, Fair Value of Financial Instruments, for a discussion regarding concentration of credit risk.
Note 8 — Intangible Assets
Intangible Assets — The Company's intangible assets as of December 31, 2017 and 2016 primarily reflect intangible assets established from its business acquisitions and are comprised of the following:

•
PPAs — Established predominantly with the acquisitions of the Alta Wind Portfolio, Walnut Creek, Tapestry and Laredo Ridge, these represent the fair value of the PPAs acquired. These are amortized, generally on a straight-line basis, over the term of the PPA.

•	Leasehold Rights — Established with the acquisition of the Alta Wind Portfolio, this represents the fair value of contractual rights to receive royalty payments equal to a percentage of PPA revenue from certain projects. These are amortized on a straight-line basis.

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

•
Other — Consists primarily of the acquisition date fair value of the contractual rights to a ground lease for South Trent and to utilize certain interconnection facilities for Blythe, as well as land rights acquired in connection with the acquisition of Elbow Creek.

The following tables summarize the components of intangible assets subject to amortization:

Year ended December 31, 2017	PPAs	Leasehold Rights	Customer Relationships	Customer Contracts	Emission Allowances	Development Rights	Other	Total
(In millions)
January 1, 2017	$1,286	$86	$66	$15	$9	$3	$6	$1,471
Asset impairments (a)	(6)	—	—	—	—	—	—	(6)
December 31, 2017	1,280	86	66	15	9	3	6	1,465
Less accumulated amortization	(205)	(13)	(5)	(8)	(3)	(1)	(2)	(237)
Net carrying amount	$1,075	$73	$61	$7	$6	$2	$4	$1,228

(a) $6 million of asset impairments relate to one of the November 2017 Drop Down Assets that was recorded by NRG during the quarter ended September 30, 2017, as further described in Note 9, Asset Impairments.

Year ended December 31, 2016	PPAs	Leasehold Rights	Customer Relationships	Customer Contracts	Emission Allowances	Development Rights	Other	Total
(In millions)
January 1, 2016	$1,286	$86	$66	$15	$15	$3	$6	$1,477
Other	—	—	—	—	(6)	—	—	(6)
December 31, 2016	1,286	86	66	15	9	3	6	1,471
Less accumulated amortization	(143)	(9)	(4)	(7)	(2)	(1)	(2)	(168)
Net carrying amount	$1,143	$77	$62	$8	$7	$2	$4	$1,303
The Company recorded amortization expense of $71 million during each of years ended December 31, 2017 and 2016, and $56 million during the year ended December 31, 2015. Of these amounts, $70 million for each of the years ended December 31, 2017 and 2016, and $55 million for the year ended December 31, 2015, were recorded to contract amortization expense and reduced operating revenues in the consolidated statements of operations. The Company estimates the future amortization expense for its intangibles to be $71 million for the next five years through 2022.

Out-of-market contracts — The out-of-market contract liability represents the out-of-market value of the PPAs for the Blythe solar project and Spring Canyon wind projects and the out-of-market value of the land lease for Alta Wind XI, LLC, as of their respective acquisition dates. The Blythe solar project's liability of $7 million was recorded to other non-current liabilities on the consolidated balance sheet and is amortized to revenue in the consolidated statements of income on a units-of-production basis over the twenty-year term of the agreement. Spring Canyon's liability of $3 million was recorded to other non-current liabilities and is amortized to revenue on a straight-line basis over the twenty-five year term of the agreement. The Alta Wind XI, LLC's liability of $5 million was recorded to other non-current liabilities and is amortized as a reduction to cost of operations on a straight-line basis over the thirty-four year term of the land lease. At December 31, 2017, accumulated amortization of out-of-market contracts was $4 million and amortization expense was $1 million for each of the years ended December 31, 2017 and 2016.
Note 9 — Asset Impairments
During the quarter ended December 31, 2017, as the Company updated its estimated cash flows in connection with the preparation and review of the Company's annual budget, the Company determined that the cash flows for Elbow Creek, located in Texas, and the Forward project, located in Pennsylvania, were below the carrying value of the related assets, primarily driven by continued declining merchant power prices in post-contract periods, and that the assets were considered impaired. The fair value of the facilities was determined using an income approach by applying a discounted cash flow methodology to the long-term budgets for each respective plant. The income approach utilized estimates of discounted future cash flows, which were Level 3 fair value measurement and include key inputs, such as forecasted power prices, operations and maintenance expense, and discount rates. The Company measured the impairment loss as the difference between the carrying amount and the fair value of the assets and recorded impairment losses of $26 million and $5 million for Elbow Creek and Forward, respectively.
Additionally, during the quarter ended September 30, 2017, in connection with the preparation of the model for sale of the November 2017 Drop Down Assets, it was identified that undiscounted cash flows were lower than the book value of certain SPP funds and NRG recorded an impairment expense of $13 million, $8 million of which relates to property, plant, and equipment and $5 million to PPAs, as described in Note 8, Intangible Assets. In accordance with the guidance for transfer of assets under common control, the impairment is reflected in the pre-acquisition net income of Drop Down Assets of the Company's consolidated statements of operations for the period ended December 31, 2017.
During the fourth quarter of 2016, as the Company updated its estimated cash flows in connection with the preparation and review of the Company's annual budget, the Company determined that the cash flows for the Elbow Creek and Goat Wind projects and the Forward project were below the carrying value of the related assets, primarily driven by declining merchant power prices in post-contract periods, and that the assets were considered impaired. These projects were acquired in connection with the acquisition of the November 2015 Drop Down Assets and were recorded as part of the Renewables segment of the Company. The projects were recorded at historical cost at acquisition date as they were related to interests under common control by NRG. The fair value of the facilities was determined using an income approach by applying a discounted cash flow methodology to the long-term budgets for each respective plant. The income approach utilized estimates of discounted future cash flows, which were Level 3 fair value measurement and include key inputs, such as forecasted power prices, operations and maintenance expense, and discount rates. The Company measured the impairment loss as the difference between the carrying amount and the fair value of the assets and recorded impairment losses of $117 million, $60 million and $6 million for Elbow Creek, Goat Wind, and Forward, respectively.
Other Impairments — During the fourth quarters of 2016 and 2015, NRG recorded impairment losses of approximately $2 million and $1 million, respectively, related to the projects that were part of the November 2017 Drop Down Assets. Since the acquisition by the Company of the November 2017 Drop Down Assets related to transfer of assets under common control, these impairments were reflected in the Company's consolidated statements of operations for the periods ending December 31, 2016 and 2015.

Note 10 — Long-term Debt
The Company's borrowings, including short term and long term portions consisted of the following:

	December 31, 2017	December 31, 2016	Interest rate % (a)	Letters of Credit Outstanding at December 31, 2017
	(In millions, except rates)
2026 Senior Notes	$350	$350	5.000
2024 Senior Notes	500	500	5.375
2020 Convertible Notes	288	288	3.250
2019 Convertible Notes	345	345	3.500
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility, due 2019 (b)	55	—	L+2.500	$74
Project-level debt:
Agua Caliente Borrower 2, due 2038	41	—	5.430	17
Alpine, due 2022	135	145	L+1.750	16
Alta Wind I - V lease financing arrangements, due 2034 and 2035	926	965	5.696 - 7.015	119
CVSR, due 2037	746	771	2.339 - 3.775	—
CVSR Holdco Notes, due 2037	194	199	4.680	13
El Segundo Energy Center, due 2023	400	443	L+1.75 - L+2.375	102
Energy Center Minneapolis, due 2025	83	96	5.950%	—
Energy Center Minneapolis Series D Notes, due 2031	125	125	3.550	—
Laredo Ridge, due 2028	95	100	L+1.875	10
Marsh Landing, due 2023	318	370	L+1.875	22
Tapestry, due 2021	162	172	L+1.625	20
Utah Solar Portfolio, due 2022	278	287	various	13
Viento, due 2023	163	178	L+3.00	27
Walnut Creek, due 2023	267	310	L+1.625	41
Other	443	505	various	38
Subtotal project-level debt	4,376	4,666
Total debt	5,914	6,149
Less current maturities	(306)	(323)
Less net debt issuance costs	(60)	(73)
Less discounts(c)	$(17)	$(27)
Total long-term debt	$5,531	$5,726

(a) As of December 31, 2017, L+ equals 3 month LIBOR plus x%, except for Viento, due 2023 where L+ equals 6 month LIBOR plus 3.00%.
(b) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement.
(c) Discounts relate to the 2019 Convertible Notes and 2020 Convertible Notes.
The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of December 31, 2017, the Company was in compliance with all of the required covenants.

NRG Yield Operating LLC 2026 Senior Notes
On August 18, 2016, NRG Yield Operating LLC issued $350 million of senior unsecured notes, or the 2026 Senior Notes. The 2026 Senior Notes bear interest at 5.00% and mature on September 15, 2026. Interest on the notes is payable semi-annually on March 15 and September 15 of each year. The 2026 Senior Notes are senior unsecured obligations of NRG Yield Operating LLC and are guaranteed by NRG Yield LLC, and by certain of NRG Yield Operating LLC’s wholly owned current and future subsidiaries. A portion of the proceeds of the 2026 Senior Notes were used to repay the Company's revolving credit facility during 2016, as described below.
2020 Convertible Senior Notes
The Company has outstanding $288 million aggregate principal amount of 3.25% Convertible Senior Notes due 2020, or the 2020 Convertible Notes.  The 2020 Convertible Notes are convertible, under certain circumstances, into the Company’s Class C common stock, cash or a combination thereof at an initial conversion price of $27.50 per Class C common share, which is equivalent to a conversion rate of approximately 36.3636 shares of Class C common stock per $1,000 principal amount of notes. Interest on the 2020 Convertible Notes is payable semi-annually in arrears on June 1 and December 1 of each year. Prior to the close of business on the business day immediately preceding December 1, 2019, the 2020 Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The 2020 Convertible Notes are guaranteed by NRG Yield Operating LLC and NRG Yield LLC.
The Company separately accounts for the liability (debt) and equity (conversion option) components of the 2020 Convertible Notes and recognized $23 million as the value for the equity component in 2015 with the offset to debt discount. The debt discount is amortized to interest expense using the effective interest method through June 2020.
As of December 31, 2017, the 2020 Convertible Notes were trading at approximately 98.8% of their face value, resulting in a total market value of $284 million compared to a carrying value of $276 million. The actual conversion value of the 2020 Convertible Notes is based on the product of the conversion rate and the market price of the Company's Class C common stock, as defined in the 2020 Convertible Notes indenture. As of December 31, 2017, the Company's Class C common stock closed at $18.90 per share, resulting in a pro forma conversion value for the 2020 Convertible Notes of approximately $198 million.
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

As of December 31, 2017, the 2019 Convertible Notes were trading at approximately 100.9% of their face value, resulting in a total market value of $348 million compared to a carrying value of $340 million. The actual conversion value of the 2019 Convertible Notes is based on the product of the conversion rate and the market price of the Company's Class A common stock, as defined in the Convertible Debt indenture. As of December 31, 2017, the Company's Class A common stock closed at $18.85 per share, resulting in a pro forma conversion value for the Convertible Notes of approximately $279 million.
During each year ended December 31, 2017 and 2016, the Company recorded the following expenses in relation to the 2020 and 2019 Convertible Notes on a combined basis at the effective rates of 5.10% and 5.00%, respectively:

(In millions)
Interest expense (a)	$21
Debt discount amortization	9
Debt issuance costs amortization	3
$33

(a) Interest expense is calculated using coupon rate of 3.25% and 3.5% for 2020 and 2019 Convertible Notes, respectively.
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility
The Company borrowed $55 million from the revolving credit facility during the year ended December 31, 2017 for general corporate needs as well as to fund dividend payments.
The Company used its proceeds of $97.5 million from the CVSR Holdco Financing Arrangement, a portion of its proceeds from the issuance of the 2026 Senior Notes, as well as its cash on hand to repay the outstanding borrowings under the revolving credit facility during the year ended December 31, 2016.
On February 6, 2018, NRG Yield Operating LLC and NRG Yield LLC amended the revolving credit facility to modify the "change of control" provisions to permit the consummation of the NRG Transaction, and also to permit NRG Yield Operating LLC, NRG Yield LLC and certain subsidiaries to incur up to $1.5 billion of unsecured indebtedness in order to repurchase or make other required cash payments, in each case if applicable, with respect to NRG Yield Operating LLC’s outstanding senior notes and NRG Yield's outstanding convertible notes in connection with the NRG Transaction.
Project - level Debt
November 2017 Drop Down Assets Debt
As part of the November 2017 Drop Down acquisition, the Company assumed non-recourse debt of $26 million relating to certain SPP funds. The assumed debt consisted of the following: a) a term loan under a credit agreement with a bank, with a maturity date of December 31, 2038 and interest rate of 4.69%. The credit agreement includes a letter of credit supporting debt service requirements and a letter of credit in support of the PPA; b) and financing obligation in connection with a sale-leaseback transaction with a bank for a period through March 31, 2032. The company will accrete the financing obligation over the lease term based on the lease's implicit interest rate of 8%.
Agua Caliente Borrower 2, due 2038
On February 17, 2017, Agua Caliente Borrower 1 LLC, an indirect subsidiary of NRG, and Agua Caliente Borrower 2 LLC, issued $130 million of senior secured notes under the Agua Caliente Borrower 1 LLC and Agua Caliente Borrower 2 LLC financing agreement, or Agua Caliente Holdco Financing Agreement, that bear interest at 5.43% and mature on December 31, 2038. As described in Note 3, Business Acquisitions, on March 27, 2017, the Company acquired Agua Caliente Borrower 2 LLC from NRG as part of the March 2017 Drop Down Assets acquisition and assumed NRG's portion of senior secured notes under the Agua Caliente Holdco Financing Agreement. Agua Caliente Borrower 2 LLC holds $41 million of the Agua Caliente Holdco debt as of December 31, 2017. The debt is joint and several with respect to Agua Caliente Borrower 1 LLC and Agua Caliente Borrower 2 LLC and is secured by the equity interests of each borrower in the Agua Caliente solar facility.
Utah Solar Portfolio, due 2022
As part of the March 2017 Drop Down Assets acquisition, the Company assumed non-recourse debt of $287 million relating to the Utah Solar Portfolio at an interest rate of LIBOR plus 2.625%. The debt matures on December 16, 2022. The $287 million consisted of $222 million outstanding at the time of NRG's acquisition of the Utah Solar Portfolio on November 2, 2016, and

additional borrowings of $65 million, net of debt issuance costs, incurred during 2016. The Company holds $278 million of the Utah Solar Portfolio debt as of December 31, 2017.
Thermal Financing
On October 31, 2016, NRG Energy Center Minneapolis LLC, a subsidiary of the Company, received proceeds of $125 million from the issuance of 3.55% Series D notes due October 31, 2031, or the Series D Notes, and entered into a shelf facility for the anticipated issuance of an additional $70 million of Series E notes at a 4.80% fixed rate. The Series D Notes will be secured by substantially all of the assets of NRG Energy Center Minneapolis LLC. NRG Thermal LLC has guaranteed the indebtedness and its guarantee is secured by a pledge of the equity interests in all of NRG Thermal LLC’s subsidiaries. NRG Energy Center Minneapolis LLC distributed the proceeds of the Series D Notes to NRG Thermal LLC, which in turn distributed the proceeds to NRG Yield Operating LLC to be utilized for general corporate purposes, including potential acquisitions.
On March 16, 2017, NRG Energy Center Minneapolis LLC, a subsidiary of NRG Thermal LLC, amended the shelf facility of its existing Thermal financing arrangement to allow for the issuance of an additional $10 million of Series F notes at a 4.60% interest rate, or Series F Notes, increasing the total principal amount of notes available for issuance under the shelf facility to $80 million. The Series E and Series F Notes will be secured by substantially all of the assets of NRG Energy Center Minneapolis LLC. NRG Thermal LLC has guaranteed the indebtedness and its guarantee is secured by a pledge of the equity interests in all of NRG Thermal LLC’s subsidiaries.
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

The following table summarizes the swaps, some of which are forward starting as indicated, related to the Company's project level debt as of December 31, 2017:

	% of Principal	Fixed Interest Rate	Floating Interest Rate	Notional Amount at December 31, 2017 (In millions)	Effective Date	Maturity Date
Alpine	85%	various	3-Month LIBOR	$115	various	various
Avra Valley	85%	2.333%	3-Month LIBOR	46	November 30, 2012	November 30, 2030
AWAM	100%	2.47%	3-Month LIBOR	17	May 22, 2013	May 15, 2031
Blythe	75%	3.563%	3-Month LIBOR	13	June 25, 2010	June 25, 2028
Borrego	75%	1.125%	3-Month LIBOR	5	April 3, 2013	June 30, 2020
El Segundo	75%	various	3-Month LIBOR	340	various	various
Kansas South	75%	2.368%	6-Month LIBOR	21	June 28, 2013	December 31, 2030
Laredo Ridge	75%	2.31%	3-Month LIBOR	75	March 31, 2011	March 31, 2026
Marsh Landing	75%	3.244%	3-Month LIBOR	295	June 28, 2013	June 30, 2023
Roadrunner	75%	4.313%	3-Month LIBOR	26	September 30, 2011	December 31, 2029
South Trent	75%	3.265%	3-Month LIBOR	40	June 15, 2010	June 14, 2020
South Trent	75%	4.95%	3-Month LIBOR	21	June 30, 2020	June 14, 2028
Tapestry	75%	2.21%	3-Month LIBOR	146	December 30, 2011	December 21, 2021
Tapestry	50%	3.57%	3-Month LIBOR	60	December 21, 2021	December 21, 2029
Utah Solar Portfolio	80%	various	1-Month LIBOR	223	various	September 30, 2036
Viento Funding II	90%	various	6-Month LIBOR	148	various	various
Viento Funding II	90%	4.985%	6-Month LIBOR	65	July 11, 2023	June 30, 2028
Walnut Creek Energy	75%	various	3-Month LIBOR	239	June 28, 2013	May 31, 2023
WCEP Holdings	90%	4.003%	3-Month LIBOR	45	June 28, 2013	May 31, 2023
Total				$1,940
Annual Maturities
Annual payments based on the maturities of the Company's debt, for the years ending after December 31, 2017, are as follows:

(In millions)
2018	$306
2019	722
2020	657
2021	455
2022	653
Thereafter	3,121
Total	$5,914
Note 11 — (Loss) Earnings Per Share
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
The number of shares and per share amounts for the period ended December 31, 2015 have been retrospectively restated to reflect the Recapitalization as further described in Note 12, Stockholders' Equity.

The reconciliation of the Company's basic and diluted (loss) earnings per share is shown in the following table:

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted (loss) earnings per share attributable to NRG Yield, Inc. common stockholders
Net (loss) income attributable to NRG Yield, Inc.	$(6)	$(10)	$20	$37	$14	$19
Weighted average number of common shares outstanding — basic and diluted	35	64	35	63	35	49
(Loss) Earnings per weighted average common share — basic and diluted	$(0.16)	$(0.16)	$0.58	$0.58	$0.40	$0.40

(a) Net (loss) income attributable to NRG Yield, Inc. and basic and diluted (loss) earnings per share might not recalculate due to presenting values in millions rather than whole dollars.
The following table summarizes the Company's outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company's diluted earnings per share:

	Year Ended December 31,
	2017	2016	2015
	(In millions of shares)
2019 Convertible Notes - Common Class A	15	15	15
2020 Convertible Notes - Common Class C	10	10	5
Note 12 — Stockholders' Equity
On July 22, 2013, in connection with its initial public offering, the Company authorized 500,000,000 shares of Class A common stock, of which 22,511,250 were issued to the public and became outstanding. In addition, the Company authorized 500,000,000 shares of Class B common stock, of which 42,738,750 were issued to NRG concurrently with the initial public offering and became outstanding. The Company utilized proceeds from the issuance of the Class A common stock to acquire a controlling interest in NRG Yield LLC from NRG. Each share of the Class A common stock and the Class B common stock entitles the holder to one vote on all matters.
In 2014, the Company issued 12,075,000 shares of Class A common stock and used the proceeds to acquire 12,075,000 additional Class A units of NRG Yield LLC.
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
Class C Common Stock Issuance
On June 29, 2015, the Company closed on its offering of 28,198,000 shares of Class C common stock, which included 3,678,000 shares of Class C common stock purchased by the underwriters through the exercise of an over-allotment option. Net proceeds to the Company from the sale of the Class C common stock were $599 million, net of underwriting discounts and commissions of $21 million. The Company utilized the proceeds of the offering to acquire 28,198,000 additional Class C units of NRG Yield LLC.

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
As of December 31, 2017, Yield, Inc. issued 1,921,866 shares of Class C common stock under the ATM Program for gross proceeds of $35 million and incurred commission fees of $346 thousand. At December 31, 2017, approximately $115 million of Class C common stock remains available for issuance under the ATM Program.
As a result of the Company's sale of shares of Class C common stock under the ATM Program, the public shareholders of Class A and Class C common stock increased their economic and voting interests in NRG Yield, Inc. to 53.7%, and 44.9%, respectively, as of December 31, 2017.
Dividends to Class A and Class C common stockholders
The following table lists the dividends paid on the Company's Class A and Class C common stock during the year ended December 31, 2017:

	Fourth Quarter 2017	Third Quarter 2017	Second Quarter 2017	First Quarter 2017
Dividends per Class A share	$0.288	$0.28	$0.27	$0.26
Dividends per Class C share	$0.288	$0.28	$0.27	$0.26
Dividends on the Class A and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
On February 15, 2018, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.298 per share payable on March 15, 2018, to stockholders of record as of March 1, 2018.
The Company also authorized 10,000,000 shares of preferred stock, par value $0.01 per share. None of the shares of preferred stock have been issued.
Distributions/Contributions to/from NRG
The following table lists the distributions paid to NRG during the year ended December 31, 2017:

	Fourth Quarter 2017	Third Quarter 2017	Second Quarter 2017	First Quarter 2017
Distributions per Class B unit	$0.288	$0.28	$0.27	$0.26
Distributions per Class D unit	$0.288	$0.28	$0.27	$0.26
The portion of the distributions paid by NRG Yield LLC to NRG is recorded as a reduction to the Company's noncontrolling interest balance. The portion of the distributions paid by NRG Yield LLC to the Company was utilized to fund the dividends to the Class A and Class C common stockholders described above.
On February 15, 2018, NRG Yield LLC declared a quarterly distribution on its Class B and Class D common stock of $0.298 per unit payable to NRG on March 15, 2018.
During 2017, 2016, and 2015, the Company acquired the Drop Down Assets from NRG, as described in Note 3, Business Acquisitions. The difference between the cash paid and historical value of the acquired Drop Down Assets was recorded as a distribution to/contribution from NRG with the offset to noncontrolling interest. As the projects were owned by NRG prior to the Drop Down Assets acquisitions, the pre-acquisition income (loss) of such projects are recorded as attributable to NRG's noncontrolling interest. Prior to the date of acquisition, certain of the projects made distributions to NRG and NRG made contributions into certain projects.  These amounts are reflected within the Company’s statement of stockholders’ equity as changes in the noncontrolling interest balance.

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
The Company generated more than 10% of its revenues from the following customers for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
Customer	Conventional (%)	Renewables (%)	Conventional (%)	Renewables (%)	Conventional (%)	Renewables (%)
SCE	21%	20%	21%	21%	22%	17%
PG&E	12%	11%	12%	11%	12%	12%

	Year ended December 31, 2017
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$336	$501	$172	$—	$1,009
Cost of operations	77	133	116	—	326
Depreciation and amortization	103	210	21	—	334
Impairment losses	—	44	—	—	44
General and administrative	—	—	—	19	19
Acquisition-related transaction and integration costs	—	—	—	3	3
Operating income (loss)	156	114	35	(22)	283
Equity in earnings of unconsolidated affiliates	12	59	—	—	71
Other income, net	1	2	—	1	4
Loss on debt extinguishment	—	(3)	—	—	(3)
Interest expense	(49)	(163)	(10)	(84)	(306)
Income (loss) before income taxes	120	9	25	(105)	49
Income tax expense	—	—	—	72	72
Net Income (Loss)	$120	$9	$25	$(177)	$(23)
Balance Sheet
Equity investment in affiliates	$102	$1,076	$—	$—	$1,178
Capital expenditures (a)	15	4	16	—	35
Total Assets	$1,897	$5,811	$422	$153	$8,283

(a) Includes accruals.

	Year ended December 31, 2016
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$333	$532	$170	$—	$1,035
Cost of operations	66	128	114	—	308
Depreciation and amortization	80	203	20	—	303
Impairment losses	—	185	—	—	185
General and administrative	—	—	—	16	16
Acquisition-related transaction and integration costs	—	—	—	1	1
Operating income (loss)	187	16	36	(17)	222
Equity in earnings of unconsolidated affiliates	13	47	—	—	60
Other income, net	1	2	—	—	3
Interest expense	(48)	(151)	(7)	(78)	(284)
Income (loss) before income taxes	153	(86)	29	(95)	1
Income tax benefit	—	—	—	(1)	(1)
Net Income (Loss)	$153	$(86)	$29	$(94)	$2
Balance Sheet
Equity investments in affiliates	$106	$1,046	$—	$—	$1,152
Capital expenditures (a)	7	2	14	—	23
Total Assets	$1,993	$6,114	$426	$429	$8,962

(a) Includes accruals.

	Year ended December 31, 2015
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$336	$458	$174	$—	$968
Cost of operations	59	138	126	—	323
Depreciation and amortization	81	203	19	—	303
Impairment losses	—	1	—	—	1
General and administrative	—	—	—	12	12
Acquisition-related transaction and integration costs	—	—	—	3	3
Operating income (loss)	196	116	29	(15)	326
Equity in earnings of unconsolidated affiliates	14	17	—	—	31
Other income, net	1	2	—	—	3
Loss on debt extinguishment	(7)	(2)	—	—	(9)
Interest expense	(48)	(151)	(7)	(61)	(267)
Income (loss) before income taxes	156	(18)	22	(76)	84
Income tax expense	—	—	—	12	12
Net Income (Loss)	$156	$(18)	$22	$(88)	$72

Note 14 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following amounts:

	Year Ended December 31,
	2017	2016	2015
	(In millions, except percentages)
Current
U.S. Federal	$—	$—	$—
State	—	—	—
Total — current	—	—	—
Deferred
U.S. Federal	75	(1)	10
State	(3)	—	2
Total — deferred	72	(1)	12
Total income tax expense (benefit)	$72	$(1)	$12
A reconciliation of the U.S. federal statutory rate of 35% to the Company's effective rate is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In millions, except percentages)
Income Before Income Taxes	$49	$1	$84
Tax at 35%	17	—	29
State taxes, net of federal benefit	(3)	—	2
Tax Cuts and Jobs Act - tax rate change	68	—	—
Investment tax credits	(1)	(1)	(1)
Impact of non-taxable partnership earnings	(9)	(1)	(17)
Production tax credits, including prior year true-up	(1)	4	(4)
Other	1	(3)	3
Income tax expense (benefit)	$72	$(1)	$12
Effective income tax rate	147%	(100)%	14%
For the year ended December 31, 2017, the overall effective tax rate was different than the statutory rate of 35% primarily due to tax expense recorded from the revaluation of the existing net deferred tax asset pursuant to the reduction in the corporate income tax rate to 21% in accordance with the Tax Cuts and Jobs Act. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which addresses how a company may recognize provisional amounts for the effect of the changes related to the Tax Act. Consistent with that guidance, the Company recognized provisional amounts based upon our interpretation of the tax laws and estimates which require significant judgments.
For the years ended December 31, 2016 and 2015, the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its interest in NRG Yield LLC and production and investment tax credits generated from certain wind and solar assets, respectively.
The Company currently owns 53.7% of NRG Yield LLC and consolidates the results due to its controlling interest. The Company records NRG's 46.3% ownership as noncontrolling interest in the financial statements. For tax purposes, NRG Yield LLC is treated as a partnership; therefore, the Company and NRG each record their respective share of taxable income or loss.

The temporary differences, which gave rise to the Company's deferred tax assets, consisted of the following:

	As of December 31,
	2017	2016
	(In millions)
Deferred tax liabilities:
Investment in projects	$70	$19
Total deferred tax liabilities	70	19
Deferred tax assets:
Production tax credits carryforwards	7	5
Investment tax credits	1	1
U.S. Federal net operating loss carryforwards	183	226
Capital loss carryforwards	10	16
State net operating loss carryforwards	7	3
Total deferred tax assets	208	251
Valuation allowance	$(10)	$(16)
Total deferred tax assets, net of valuation allowance	$198	$235
Net deferred noncurrent tax asset	$128	$216
The primary driver for the decrease in the net deferred tax asset from $216 million to $128 million is the revaluation of the ending balance utilizing a 21% corporate income tax rate pursuant to the Tax Cuts and Jobs Act as of December 22, 2017.
Tax Receivable and Payable
As of December 31, 2017, the Company has no current or long term tax receivable or payable to be recorded.
Deferred Tax Assets and Valuation Allowance
Net deferred tax balance — As of December 31, 2017 and 2016, NRG recorded a net deferred tax asset of $138 million and $232 million, respectively. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income which includes the future reversal of existing taxable temporary differences to realize deferred tax assets. The Company considered the profit before tax generated in recent years, as well as projections of future earnings and estimates of taxable income in arriving at this conclusion. The Company believes that $10 million, a deferred tax asset, expected to generate a capital loss, for which there are no existing capital gains or available tax planning strategies to utilize the asset in the future may not be realized, resulting in the recording of a valuation allowance.
NOL carryforwards — At December 31, 2017, the Company had domestic NOLs carryforwards for federal income tax purposes of $183 million and cumulative state NOLs of $7 million tax-effected.
Uncertain Tax Positions
The Company had no identified uncertain tax positions that require evaluation as of December 31, 2017.
Note 15 — Related Party Transactions
In addition to the transactions and relationships described elsewhere in the notes to the consolidated financial statements, certain subsidiaries of NRG provide services to the Company's project entities. Amounts due to NRG subsidiaries are recorded as accounts payable — affiliate and amounts due to the Company from NRG subsidiaries are recorded as accounts receivable — affiliate in the Company's balance sheet. The disclosures below summarize the Company's material related party transactions with NRG and its subsidiaries that are included in the Company's operating revenues and operating costs.
Power Hedge Contracts by and between Renewable Entities and NRG Texas Power LLC
Certain NRG Wind TE Holdco entities, which are subsidiaries in the Renewables segment, entered into power hedge contracts with NRG Texas Power LLC, a subsidiary of NRG, and generated $16 million of revenue during the year ended December 31, 2015. Effective October 2015, Elbow Creek entered into a PPA with NRG Power Marketing LLC, or NRG Power Marketing, a wholly-owned subsidiary of NRG, as further described below, and the hedge agreement between Elbow Creek and NRG Texas Power LLC was terminated.

Power Purchase Agreements (PPAs) between the Company and NRG Power Marketing
Elbow Creek and Dover are parties to PPAs with NRG Power Marketing and generate revenue under the PPAs, which are recorded to operating revenues in the Company's consolidated statements of operations. For the years ended December 31, 2017 and 2016, Elbow Creek generated revenues of $8 million each year, and Dover generated revenues of $4 million and $5 million, respectively.
Energy Marketing Services Agreement by and between Thermal entities and NRG Power Marketing
NRG Energy Center Dover LLC, NRG Energy Center Minneapolis, NRG Energy Center Phoenix LLC, and NRG Energy Center Paxton LLC, or Thermal entities, are parties to Energy Marketing Services Agreements with NRG Power Marketing, a wholly-owned subsidiary of NRG. Under the agreements, NRG Power Marketing procures fuel and fuel transportation for the operation of Thermal entities. The Thermal entities purchased a total of $9 million of natural gas during each of the years ended December 31, 2017 and 2016. During the year ended December 31, 2015 total purchases of natural gas under the agreement were $13 million.
Operation and Maintenance (O&M) Services Agreements by and between Company's subsidiaries and NRG
Certain of the Company's subsidiaries are party to O&M Services Agreements with NRG, pursuant to which NRG subsidiaries provide necessary and appropriate services to operate and maintain the subsidiaries' plant operations, businesses and thermal facilities. NRG is reimbursed for the provided services, as well as for all reasonable and related expenses and expenditures, and payments to third parties for services and materials rendered to or on behalf of the parties to the agreements. NRG is not entitled to any management fee or mark-up under the agreements. The fees incurred under this agreement were $39 million for the year ended December 31, 2017, and $36 million for each year ended December 31, 2016 and 2015.
The Company had $13 million due to NRG for the services performed during the year ended December 31, 2017 under the O&M Agreements, $5 million of which was paid off as of March 1, 2018. The Company had $22 million due to NRG for the services performed during the year ended December 31, 2016 under the O&M Agreements.
O&M Services Agreements by and between GenConn and NRG
GenConn incurs fees under two O&M agreements with wholly-owned subsidiaries of NRG. The fees incurred under the agreements were $5 million each year for the years ended December 31, 2017 and 2016, and $4 million for the year ended December 31, 2015.
Administrative Services Agreement by and between Marsh Landing and NRG West Coast LLC
On December 19, 2016, Marsh Landing entered into an administrative services agreement with NRG West Coast LLC, a wholly owned subsidiary of NRG. The administrative services agreement was previously between Marsh Landing and GenOn Energy Services, LLC, a wholly-owned subsidiary of NRG and was subsequently assigned to and assumed by NRG West Coast LLC. The Company reimbursed costs under this agreement of approximately $15 million, $14 million and $13 million for the years ended December 31, 2017, 2016 and 2015, respectively. There was a balance of $1 million due to NRG West Coast LLC in accounts payable — affiliate as of December 31, 2017 and 2016.
Administrative Services Agreements by and between the Company and NRG Renew Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to administrative services agreements with NRG Renew Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of NRG, which provides O&M services to these subsidiaries. The Company incurred total expenses for these services in the amount of $23 million, $13 million and $7 million for the years ended December 31, 2017, 2016 and 2015, respectively. There was a balance of $5 million due to RENOM as of December 31, 2017 and 2016.

Management Services Agreement by and between the Company and NRG
NRG provides the Company with various operational, management, and administrative services, which include human resources, accounting, tax, legal, information systems, treasury, and risk management, as set forth in the Management Services Agreement. As of December 31, 2017, the base management fee was approximately $8.5 million per year, subject to an inflation-based adjustment annually, at an inflation factor based on the year-over-year U.S. consumer price index. The fee is also subject to adjustments following the consummation of future acquisitions and as a result of a change in the scope of services provided under the Management Services Agreement. During the year ended December 31, 2017, the fee was increased by approximately $1 million per year, primarily due to the acquisition of the March 2017, August 2017 and November 2017 Drop Down Assets, as further described in Note 3, Business Acquisitions. In addition to the base management fee, the Company is also responsible for any expenses that are directly incurred and paid for by NRG on behalf of the Company. Costs incurred under this agreement were approximately $10 million for each of the years ended December 31, 2017 and 2016, and $8 million for the year ended December 31, 2015. There was a balance of $4 million in accounts payable — affiliate due to NRG as of December 31, 2017, which the Company paid off in January 2018.
EPC Agreement by and between NECP and NRG
On October 31, 2016, NRG Business Services LLC, a subsidiary of NRG, and NECP, a wholly owned subsidiary of the Company, entered into an EPC agreement for the construction of a 73 MWt district energy system for NECP to provide 150 kpph of steam, 6,750 tons of chilled water and 7.5 MW of emergency backup power service to UPMC Mercy. The initial term of the energy services agreement with UPMC Mercy will be for a period of twenty years from the service commencement date.  Pursuant to the terms of the EPC agreement, NECP agreed to pay NRG Business Services LLC $79 million, subject to adjustment based upon certain conditions in the EPC agreement, upon substantial completion of the project. The project is expected to reach COD in the first half of 2018. As of December 31, 2017, the parties made a number of amendments to the EPC Agreement, based on customer change orders, to increase the capacity of the district energy system from 73 MWt to 80 MWt, which also increased the payment from $79 million to $88 million.
Note 16 — Commitments and Contingencies
Operating Lease Commitments
The Company leases certain facilities and equipment under operating leases, some of which include escalation clauses, expiring on various dates through 2048. The effects of these scheduled rent increases, leasehold incentives, and rent concessions are recognized on a straight-line basis over the lease term unless another systematic and rational allocation basis is more representative of the time pattern in which the leased property is physically employed. Lease expense under operating leases was $17 million, $15 million, and $10 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company's future minimum lease commitments under operating leases are $9 million for each of the years ending December 31, 2018 through 2022, and $151 million thereafter.

Period	(In millions)
Gas and Transportation Commitments
The Company has entered into contractual arrangements to procure power, fuel and associated transportation services. For the years ended December 31, 2017, 2016 and 2015, the Company purchased $34 million, $32 million and $40 million, respectively, under such arrangements. As further described in Note 15, Related Party Transactions, these purchases include intercompany transactions between certain Thermal entities and NRG Power Marketing under the Energy Marketing Services Agreements in the amount of $9 million for each of the years ended December 31, 2017 and 2016. Total intercompany purchases of natural gas under the agreement were $13 million for the year ended December 31, 2015.

As of December 31, 2017, the Company's commitments under such outstanding agreements are estimated as follows:

Period	(In millions)
2018	$11
2019	5
2020	3
2021	3
2022	3
Thereafter	16
Total	$41
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
Braun v. NRG Yield, Inc. — On April 19, 2016, plaintiffs filed a putative class action lawsuit against NRG Yield, Inc., the current and former members of its board of directors individually, and other parties in California Superior Court in Kern County, CA.  Plaintiffs allege various violations of the Securities Act due to the defendants’ alleged failure to disclose material facts related to low wind production prior to NRG Yield, Inc.'s June 22, 2015 Class C common stock offering.  Plaintiffs seek compensatory damages, rescission, attorney’s fees and costs. The defendants filed objections and a motion challenging jurisdiction on October 18, 2016. On December 1, 2017, the parties agreed to a stipulation which provides the plaintiffs' opposition is due on March 6, 2018 and the defendants' reply is due on May 4, 2018.
Ahmed v. NRG Energy, Inc. and the NRG Yield Board of Directors — On September 15, 2016, plaintiffs filed a putative class action lawsuit against NRG Energy, Inc., the directors of NRG Yield, Inc., and other parties in the Delaware Chancery Court. The complaint alleges that the defendants breached their respective fiduciary duties with regard to the recapitalization of NRG Yield, Inc. common stock in 2015. The plaintiffs generally seek economic damages, attorney’s fees and injunctive relief. The defendants filed a motion to dismiss the lawsuit on December 21, 2016. Plaintiffs filed their objection to the motion to dismiss on February 15, 2017. The defendants' reply was filed on March 24, 2017. The court heard oral argument on the defendants' motion to dismiss on June 20, 2017. On September 7, 2017, the court requested additional briefing which the parties provided on September 21, 2017. On December 11, 2017, the court dismissed the lawsuit with prejudice, thereby ending the case.
GenOn Noteholders' Lawsuit — On December 13, 2016, certain indenture trustees for an ad hoc group of holders, or the Noteholders, of the GenOn Energy, Inc., or GenOn, 7.875% Senior Notes due 2017, 9.500% Notes due 2018, and 9.875% Notes due 2020, and the GenOn Americas Generation, LLC 8.50% Senior Notes due 2021 and 9.125% Senior Notes due 2031, along with certain of the Noteholders, filed a complaint in the Superior Court of the State of Delaware against NRG and GenOn alleging certain claims related to the Services Agreement between NRG and GenOn. On April 30, 2017, the Noteholders filed an amended complaint that asserts additional claims of fraudulent transfer, insider preference and breach of fiduciary duties. In addition to NRG and GenOn, the amended complaint names NRG Yield LLC and certain current and former officers and directors of GenOn as defendants. The plaintiffs, among other things, generally seek return of all monies paid under the Services Agreement and any other damages that the court deems appropriate. On April 28, 2017, the bondholders filed an amended complaint adding the GenOn directors and officers as defendants and asserting claims that they breached certain fiduciary duties. Plaintiffs specifically allege that the transfer of Marsh Landing to NRG Yield LLC constituted a fraudulent transfer. On June 12, 2017, certain GenOn entities, NRG and certain holders of the GenOn and GenOn Americas Generation, LLC senior notes entered into a restructuring support and lock-up agreement. On December 14, 2017, a settlement agreement was entered into between GenOn and NRG which should ultimately resolve this lawsuit.

Note 17 — Unaudited Quarterly Data
Refer to Note 2, Summary of Significant Accounting Policies, and Note 3, Business Acquisitions, for a description of the effect of unusual or infrequently occurring events during the quarterly periods. Below is summarized unaudited quarterly financial data, which includes the results of the November 2017 Drop Down Assets Acquisition and its impact on every quarter of the 2017 and 2016 results, which were recast to include the November 2017 Drop Down Assets, where applicable:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2017
	(In millions, except per share data)
Operating Revenues	$231	$269	$288	$221

Operating Revenues (as previously reported)	N/A	265	284	218
Change	N/A	4	4	3

Operating Income	19	85	124	55

Operating Income (as previously reported)	N/A	95	122	54
Change	N/A	(10)	2	1

Net (Loss) Income	(98)	30	47	(2)

Net Income (Loss) (as previously reported)	N/A	41	45	(1)
Change	N/A	(11)	2	(1)

Net (Loss) Income Attributable to NRG Yield, Inc.	$(70)	$29	$28	$(3)
Weighted average number of Class A common shares outstanding — basic	35	35	35	35
Weighted average number of Class A common shares outstanding — diluted	35	49	49	35
Weighted average number of Class C common shares outstanding — basic	65	64	63	63
Weighted average number of Class C common shares outstanding — diluted	65	75	74	63
(Loss) Earnings per Weighted Average Class A and Class C Common Share - Basic	(0.71)	0.30	0.29	(0.03)
(Loss) Earnings per Weighted Average Class A Common Share - Diluted	(0.71)	0.27	0.26	(0.03)
(Loss) Earnings per Weighted Average Class C Common Share - Diluted	$(0.71)	$0.29	$0.28	$(0.03)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2016
	(In millions, except per share data)
Operating Revenues	$235	$276	$287	$237

Operating Revenues (as previously reported)	232	272	283	234
Change	3	4	4	3

Operating (Loss) Income	(100)	119	130	73

Operating (Loss) Income (as previously reported)	(99)	117	128	72
Change	(1)	2	2	1

Net (Loss) Income	(115)	51	65	1

Net (Loss) Income (as previously reported)	(114)	50	64	2
(Change)	(1)	1	1	(1)

Net (Loss) Income Attributable to NRG Yield, Inc.	$(13)	$33	$32	$5
Weighted average number of Class A common shares outstanding — basic	35	35	35	35
Weighted average number of Class A common shares outstanding — diluted	35	49	49	35
Weighted average number of Class C common shares outstanding — basic	63	63	63	63
Weighted average number of Class C common shares outstanding — diluted	63	73	73	63
(Loss) Earnings per Weighted Average Class A and Class C Common Share - Basic	(0.14)	0.34	0.33	0.05
(Loss) Earnings per Weighted Average Class A Common Share - Diluted	(0.14)	0.30	0.29	0.05
(Loss) Earnings per Weighted Average Class C Common Share - Diluted	$(0.14)	$0.32	$0.31	$0.05

Schedule I
NRG Yield, Inc. (Parent)
Condensed Financial Information of Registrant
Condensed Statements of Operations

	Year ended December 31,
(In millions)	2017	2016 (a)	2015 (a)

Total operating expense	$1	$2	$2
Equity earnings in consolidated subsidiaries	62	15	95
Interest expense	(12)	(12)	(9)
Total other income, net	50	3	86
Income Before Income Taxes	49	1	84
Income tax expense (benefit)	72	(1)	12
Net (Loss) Income	(23)	2	72
Less: Pre-acquisition net income (loss) of Drop Down Assets	8	(4)	—
Less: Net (loss) income attributable to noncontrolling interests	(15)	(51)	39
Net (Loss) Income Attributable to NRG Yield, Inc.	$(16)	$57	$33

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to condensed financial statements.

Schedule I
NRG Yield, Inc. (Parent)
Condensed Balance Sheets

	December 31,	December 31,
	2017	2016 (a)
ASSETS	(In millions)

Current Assets
Cash and cash equivalents	$2	$1
Other Assets
Investment in consolidated subsidiaries	2,008	2,364
Note receivable - Yield Operating	618	618
Deferred income taxes	128	216
Total Assets	$2,756	$3,199
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Other current liabilities	2	2
Long-term debt	610	598
Other non-current liabilities	6	—
Total Liabilities	618	600

Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 184,780,837 shares issued and outstanding (Class A 34,586,250, Class B 42,738,750, Class C 64,717,087, Class D 42,738,750) at December 31, 2017 and 182,848,000 shares issued and outstanding (Class A 34,586,250, Class B 42,738,750, Class C 62,784,250, Class D 42,738,750) at December 31, 2016	1	1
Additional paid-in capital	1,843	1,879
Accumulated deficit	(69)	(2)
Accumulated other comprehensive loss	(28)	(28)
Noncontrolling interest	391	749
Total Stockholders' Equity	2,138	2,599
Total Liabilities and Stockholders' Equity	$2,756	$3,199

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to condensed financial statements.

Schedule I
NRG Yield, Inc. (Parent)
Condensed Statements of Cash Flows

	Years ended December 31,
	2017	2016	2015
	(In millions)
Net Cash (Used in) Provided by Operating Activities	$—	$(5)	$2
Cash Flows from Investing Activities
Investments in consolidated affiliates	(33)	5	(600)
Increase in notes receivable - affiliate	—	—	(281)
Net Cash (Used in) Provided by Investing Activities	(33)	5	(881)
Cash Flows from Financing Activities
Proceeds from issuance of debt	—	—	288
Proceeds from the issuance of common stock	34	—	599
Payment of debt issuance costs	—	—	(7)
Cash received from Yield LLC for the payment of dividends	108	92	69
Payment of dividends	(108)	(92)	(69)
Net Cash Provided by Financing Activities	34	—	880
Net Increase in Cash and Cash Equivalents	1	—	1
Cash and Cash Equivalents at Beginning of Period	1	1	—
Cash and Cash Equivalents at End of Period	$2	$1	$1
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
The Company is the sole managing member of NRG Yield LLC and operates and controls all of its business and affairs and consolidates the financial results of NRG Yield LLC and its subsidiaries. NRG Yield LLC is a holding company for the companies that directly and indirectly own and operate the Company's business. As of December 31, 2017, the Company and NRG have 53.7% and 46.3% economic interests in NRG Yield LLC, respectively. As a result of the current ownership of the Class B common stock and Class D common stock, NRG continues at the present time to control the Company, and the Company in turn, as the sole managing member of NRG Yield LLC, controls NRG Yield LLC and its subsidiaries.
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
During the years ending December 31, 2017 and 2016, the Company completed four acquisitions of Drop Down Assets from NRG. The accounting guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect from the beginning of the financial statement period or from the date the entities were under common control (if later than the beginning of the financial statement period). For further discussion, see Note 3, Business Acquisitions to the Consolidated Financial Statements.
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
Note 4 — Dividends
Cash distributions paid to NRG Yield, Inc. by its subsidiary, NRG Yield LLC, were $108 million, $92 million, and $69 million for the years ended December 31, 2017, 2016, and 2015, respectively.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2017 and 2016

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Period
	(In millions)
Income tax valuation allowance, deducted from deferred tax assets
Year Ended December 31, 2017	$16	$(6)	$—	$10
Year Ended December 31, 2016	$—	$—	$16	$16

EXHIBIT INDEX

Number	Description	Method of Filing
2.1	Purchase and Sale Agreement, dated as of May 5, 2014, by and between NRG Gas Development Company, LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 9, 2014.
2.2	Purchase and Sale Agreement, dated as of May 5, 2014, by and between NRG Solar PV LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on May 9, 2014.
2.3	Purchase and Sale Agreement, dated as of May 5, 2014, by and between NRG Solar PV LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on May 9, 2014.
2.4
Purchase and Sale Agreement, dated June 3, 2014, by and among NRG Yield, Inc., NRG Yield Operating LLC, Terra-Gen Finance Company, LLC, NTD AWAM Holdings, LLC, CHIPS Alta Wind X Holding Company, LLC and CHIPS Alta Wind XI Holding Company, LLC.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2014.
2.5	Purchase and Sale Agreement, dated as of November 4, 2014, by and between NRG Wind LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 7, 2014.
2.6	Purchase and Sale Agreement, dated as of November 4, 2014, by and between NRG Arroyo Nogales LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on November 7, 2014.
2.7*^	Purchase and Sale Agreement, dated as of June 17, 2015, by and between EFS Desert Sun, LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2015.
2.8	Purchase and Sale Agreement, dated as of September 17, 2015, by and between NRG Energy Gas & Wind Holdings, Inc. and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 21, 2015.
2.9	Purchase and Sale Agreement, dated as of August 8, 2016, between NRG Solar CVSR Holdings 2 LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on August 9, 2016.
2.10*	Purchase and Sale Agreement, dated as of February 6, 2018, by and between NRG Gas Development Company, LLC and NRG Yield Operating LLC.	Filed herewith.
3.1	Restated Certificate of Incorporation of NRG Yield, Inc., dated as of May 2, 2016.	Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on May 5, 2016.
3.2	Third Amended and Restated Bylaws of NRG Yield, Inc., dated as of February 23, 2016.	Incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed on February 29, 2016.
4.1	Third Amended and Restated Limited Liability Company Agreement of NRG Yield LLC, dated as of May 14, 2015.	Incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 15, 2015.
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
4.18
Fifth Supplemental Indenture, dated as of January 29, 2018, among NRG Yield Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).

Incorporated herein by reference to Exhibit 4.1 to NRG Yield LLC's Current Report on Form 8-K, filed on January 31, 2018.
4.19
Supplemental Indenture, dated as of January 29, 2018, among NRG Yield Operating LLC, the guarantors named therein and the Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).

Incorporated herein by reference to Exhibit 4.2 to NRG Yield LLC's Current Report on Form 8-K, filed on January 31, 2018.
10.1	Amended and Restated Registration Rights Agreement, dated as of May 14, 2015, by and between NRG Energy, Inc. and NRG Yield, Inc.	Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 15, 2015.
10.2	Amended and Restated Exchange Agreement, dated as of May 14, 2015, by and among NRG Energy, Inc., NRG Yield, Inc. and NRG Yield LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 15, 2015.
10.3	Second Amended and Restated Right of First Offer Agreement, dated as of February 24, 2017, by and between NRG Energy, Inc. and NRG Yield, Inc.	Incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed on February 28, 2017.
10.4	Management Services Agreement, dated as of July 22, 2013, by and between NRG Energy, Inc., NRG Yield, Inc., NRG Yield LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 26, 2013.
10.5	Trademark License Agreement, dated as of July 22, 2013, by and between NRG Energy, Inc. and NRG Yield, Inc.	Incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on July 26, 2013.

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
10.18.3
Second Amendment to Amended & Restated Credit Agreement, dated February 6, 2018, by and among NRG Yield Operating LLC, NRG Yield LLC, the guarantors party thereto, Royal Bank of Canada, as Administrative Agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 12, 2018.
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
Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2016.
10.27†	Employment Agreement, dated as of May 6, 2016, between NRG Yield, Inc. and Christopher S. Sotos.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A, filed on August 9, 2016.
10.28†	Amendment, dated January 1, 2018 to Employment Agreement between NRG Yield, Inc. and Christopher Sotos.	Filed herewith.
10.29†	Form of NRG Yield, Inc. 2013 Equity Incentive Plan Restricted Stock Unit Agreement for Officers.	Filed herewith.
10.30†	Form of NRG Yield, Inc. 2013 Equity Incentive Plan Restricted Stock Unit Agreement for Non-officers.	Filed herewith.
10.31†	Form of NRG Yield, Inc. 2013 Equity Incentive Plan Relative Performance Stock Unit Agreement.	Filed herewith.
10.32†	NRG Yield, Inc. Annual Incentive Plan for Designated Corporate Officers.	Incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K, filed on February 28, 2017.
10.33†	NRG Yield, Inc. Executive Change-in-Control and General Severance Plan.	Filed herewith.

10.34^
Consent and Indemnity Agreement, dated as of February 6, 2018, by and among NRG Energy, Inc., NRG Repowering Holdings LLC, NRG Yield, Inc., and GIP III Zephyr Acquisition Partners, L.P., and NRG Yield Operating LLC (solely with respect to Sections E.5, E.6 and G.12).
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

Date: March 1, 2018

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
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 1, 2018.

Signature	Title	Date
/s/ CHRISTOPHER S. SOTOS	President, Chief Executive Officer and Director	March 1, 2018
Christopher S. Sotos	(Principal Executive Officer)
/s/ CHAD PLOTKIN	Chief Financial Officer	March 1, 2018
Chad Plotkin	(Principal Financial Officer)
/s/ DAVID CALLEN	Chief Accounting Officer	March 1, 2018
David Callen	(Principal Accounting Officer)
/s/ MAURICIO GUTIERREZ	Chairman of the Board	March 1, 2018
Mauricio Gutierrez
/s/ KIRKLAND B. ANDREWS	Director	March 1, 2018
Kirkland B. Andrews
/s/ JOHN CHILLEMI	Director	March 1, 2018
John Chillemi
/s/ JOHN CHLEBOWSKI	Director	March 1, 2018
John Chlebowski
/s/ BRIAN FORD	Director	March 1, 2018
Brian Ford
/s/ FERRELL MCCLEAN	Director	March 1, 2018
Ferrell McClean