Form 10-Q
period 2018-03-31
NRG Yield, Inc.
filed 2018-05-03
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2018

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
Yes ☐       No ☒
As of March 31, 2018, there were 34,586,250 shares of Class A common stock outstanding, par value $0.01 per share, 42,738,750 shares of Class B common stock outstanding, par value $0.01 per share, 65,343,576 shares of Class C common stock outstanding, par value $0.01 per share, and 42,738,750 shares of Class D common stock outstanding, par value $0.01 per share.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of NRG Yield, Inc., together with its consolidated subsidiaries, or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors in Part I, of the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as well as the following:

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2017 Form 10-K	NRG Yield, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017
2019 Convertible Notes	$345 million aggregate principal amount of 3.50% convertible notes due 2019, issued by NRG Yield, Inc.
2020 Convertible Notes	$287.5 million aggregate principal amount of 3.25% convertible notes due 2020, issued by NRG Yield, Inc.
2024 Senior Notes	$500 million aggregate principal amount of 5.375% unsecured senior notes due 2024, issued by NRG Yield Operating LLC
2026 Senior Notes	$350 million aggregate principal amount of 5.00% unsecured senior notes due 2026, issued by NRG Yield Operating LLC
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates - updates to the ASC
ATM Program	At-The-Market Equity Offering Program
August 2017 Drop Down Assets	The remaining 25% interest in NRG Wind TE Holdco, an 814 net MW portfolio of twelve wind projects, acquired from NRG on August 1, 2017
Buckthorn Solar Drop Down Asset	Buckthorn Renewables, LLC, which owns 100% of Buckthorn Solar Portfolio, LLC, which was acquired by NRG Yield Operating LLC from NRG on March 30, 2018
Buffalo Bear	Buffalo Bear, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Buffalo Bear project
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
Drop Down Assets
Collectively, the June 2014 Drop Down Assets, January 2015 Drop Down Assets, November 2015 Drop Down Assets, CVSR Drop Down, March 2017 Drop Down Assets, August 2017 Drop Down Assets, November 2017 Drop Down Assets and Buckthorn Solar Drop Down Asset

Economic Gross Margin	Energy and capacity revenue less cost of fuels
El Segundo	El Segundo Energy Center LLC, the indirect, operating subsidiary of Natural Gas Repowering LLC, which owns the El Segundo Energy Center project
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GIP	Global Infrastructure Partners
HLBV	Hypothetical Liquidation at Book Value
IASB	International Accounting Standards Board
ISO	Independent System Operator, also referred to as RTO
January 2015 Drop Down Assets	The Laredo Ridge, Tapestry and Walnut Creek projects, which were acquired by NRG Yield Operating LLC from NRG on January 2, 2015

Kansas South	NRG Solar Kansas South LLC, the operating subsidiary of NRG Solar Kansas South Holdings LLC, which owns the Kansas South project
Laredo Ridge	Laredo Ridge Wind, LLC, the operating subsidiary of Mission Wind Laredo, LLC, which owns the Laredo Ridge project
LIBOR	London Inter-Bank Offered Rate
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

Third Amendment	Third Amendment to Amended and Restated Credit Agreement and Administrative Agent Resignation and Appointment Agreement, dated as of April 30, 2018
U.S.	United States of America
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

VaR	Value at Risk
VIE	Variable Interest Entity
Walnut Creek	Walnut Creek Energy, LLC, the operating subsidiary of WCEP Holdings, LLC, which owns the Walnut Creek project

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(In millions, except per share amounts)	2018	2017 (a)
Operating Revenues
Total operating revenues	$225	$221
Operating Costs and Expenses
Cost of operations	89	85
Depreciation and amortization	81	77
General and administrative	5	4
Acquisition-related transaction and integration costs	1	1
Total operating costs and expenses	176	167
Operating Income	49	54
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	4	19
Other income, net	1	1
Loss on debt extinguishment	—	(2)
Interest expense	(55)	(75)
Total other expense, net	(50)	(57)
Loss Before Income Taxes	(1)	(3)
Income tax benefit	(1)	(1)
Net Loss	—	(2)
Less: Pre-acquisition net income of Drop Down Assets	4	13
Net Loss Excluding Pre-acquisition Net Income of Drop Down Assets	(4)	(15)
Less: Loss attributable to noncontrolling interests	(20)	(12)
Net Income (Loss) Attributable to NRG Yield, Inc.	$16	$(3)
Earnings (Loss) Per Share Attributable to NRG Yield, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic and diluted	35	35
Weighted average number of Class C common shares outstanding - basic and diluted	65	63
Earnings (Loss) per Weighted Average Class A and Class C Common Share - Basic and Diluted	$0.16	$(0.03)
Dividends Per Class A Common Share	0.298	0.26
Dividends Per Class C Common Share	$0.298	$0.26

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
(In millions)	2018	2017 (a)
Net Loss	$—	$(2)
Other Comprehensive Gain, net of tax
Unrealized gain on derivatives, net of income tax expense of $3 and $1	17	6
Other comprehensive gain	17	6
Comprehensive Income	17	4
Less: Pre-acquisition net income of Drop Down Assets	4	13
Less: Comprehensive loss attributable to noncontrolling interests	(11)	(9)
Comprehensive Income Attributable to NRG Yield, Inc.	$24	$—

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except shares)	March 31, 2018	December 31, 2017 (a)
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$173	$148
Restricted cash	104	168
Accounts receivable — trade	82	95
Inventory	39	39
Notes receivable	9	13
Prepayments and other current assets	18	19
Total current assets	425	482
Property, plant and equipment, net	5,340	5,410
Other Assets
Equity investments in affiliates	1,169	1,178
Intangible assets, net	1,210	1,228
Derivative instruments	16	1
Deferred income taxes	129	128
Other non-current assets	73	62
Total other assets	2,597	2,597
Total Assets	$8,362	$8,489
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$698	$339
Accounts payable — trade	40	46
Accounts payable — affiliate	54	49
Derivative instruments	9	18
Accrued expenses and other current liabilities	58	88
Total current liabilities	859	540
Other Liabilities
Long-term debt	5,261	5,659
Derivative instruments	17	31
Other non-current liabilities	99	100
Total non-current liabilities	5,377	5,790
Total Liabilities	6,236	6,330
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 185,407,326 shares issued and outstanding (Class A 34,586,250, Class B 42,738,750, Class C 65,343,576, Class D 42,738,750) at March 31, 2018 and 184,780,837 shares issued and outstanding (Class A 34,586,250, Class B 42,738,750, Class C 64,717,087, Class D 42,738,750) at December 31, 2017	1	1
Additional paid-in capital	1,827	1,843
Accumulated deficit	(53)	(69)
Accumulated other comprehensive loss	(20)	(28)
Noncontrolling interest	371	412
Total Stockholders' Equity	2,126	2,159
Total Liabilities and Stockholders' Equity	$8,362	$8,489

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2018	2017 (a)
	(In millions)
Cash Flows from Operating Activities
Net loss	$—	$(2)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(4)	(19)
Distributions from unconsolidated affiliates	13	16
Depreciation and amortization	81	77
Amortization of financing costs and debt discounts	7	5
Amortization of intangibles and out-of-market contracts	17	17
Adjustment for debt extinguishment	—	2
Changes in deferred income taxes	(1)	(1)
Changes in derivative instruments	(23)	(8)
Loss on disposal of asset components	2	3
Changes in prepaid and accrued liabilities for tolling agreements	(36)	(36)
Changes in other working capital	9	10
Net Cash Provided by Operating Activities	65	64
Cash Flows from Investing Activities
Payments for the Drop Down Assets	(42)	(131)
Capital expenditures	(18)	(6)
Cash receipts from notes receivable	4	4
Return of investment from unconsolidated affiliates	14	16
Investments in unconsolidated affiliates	(6)	(7)
Other	4	—
Net Cash Used in Investing Activities	(44)	(124)
Cash Flows from Financing Activities
Net contributions from noncontrolling interests	30	14
Net distributions and return of capital to NRG prior to the acquisition of Drop Down Assets	—	(21)
Net proceeds from the issuance of common stock	10	7
Payments of dividends and distributions	(55)	(48)
Payments of debt issuance costs	—	(3)
Proceeds from the revolving credit facility	20	—
Proceeds from the issuance of long-term debt	14	41
Payments for long-term debt	(79)	(105)
Net Cash Used in Financing Activities	(60)	(115)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(39)	(175)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	316	498
Cash, Cash Equivalents and Restricted Cash at End of Period	$277	$323

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
The Company believes it is well positioned to be a premier company for investors seeking stable and growing dividend income from a diversified portfolio of lower-risk assets. The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the U.S. The Company’s contracted generation portfolio collectively represents 5,118 net MW as of March 31, 2018. Nearly all of these assets sell substantially all of their output pursuant to long-term offtake agreements with creditworthy counterparties. The weighted average remaining contract duration of these offtake agreements was approximately 15 years as of March 31, 2018 based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,319 net MWt and electric generation capacity of 123 net MW. These thermal infrastructure assets provide steam, hot and/or chilled water, and, in some instances, electricity to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
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
The following table represents the structure of the Company as of March 31, 2018:

NRG Energy, Inc.
Public shareholders
Class B Common Stock and Class D Common Stock Aggregate 55.1% Voting Interest
Class A Common Stock and Class C Common Stock Aggregate 44.9% Voting Interest
NRG Yield, Inc.
Class B Units and Class D Units Aggregate 46.1% Economic Interest
Sole Managing Member Class A Units and Class C Units Aggregate 53.9% Economic Interest
NRG Yield LLC
NRG Yield Operating LLC
Project companies

On February 6, 2018, Global Infrastructure Partners, or GIP, entered into a purchase and sale agreement with NRG, or the NRG Transaction, for the acquisition of NRG's full ownership interests in the Company and NRG's renewable development and operations platform. The NRG Transaction is subject to certain closing conditions, including customary legal and regulatory approvals. The Company expects the NRG Transaction to close in the second half of 2018. NRG is currently the Company's controlling stockholder and the Company has been highly dependent on NRG for, among other things, growth opportunities and management and administration services. In connection with the NRG Transaction, the Company entered into a Consent and Indemnity Agreement with NRG and GIP setting forth key terms and conditions of the Company's consent to the NRG Transaction.
For further discussion of the NRG Transaction, refer to Item 1 - Business in the Company's 2017 Form 10-K. For risks related to the NRG Transaction and the Company's relationship with NRG see Part I, Item 1A, Risk Factors in the Company's 2017 Form 10-K.
As of March 31, 2018, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Conventional
El Segundo	100%	550	Southern California Edison	2023
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Pacific Gas and Electric	2023
Walnut Creek	100%	485	Southern California Edison	2023
		1,945
Utility Scale Solar
Agua Caliente	16%	46	Pacific Gas and Electric	2039
Alpine	100%	66	Pacific Gas and Electric	2033
Avenal	50%	23	Pacific Gas and Electric	2031
Avra Valley	100%	26	Tucson Electric Power	2032
Blythe	100%	21	Southern California Edison	2029
Borrego	100%	26	San Diego Gas and Electric	2038
CVSR	100%	250	Pacific Gas and Electric	2038
Desert Sunlight 250	25%	63	Southern California Edison	2035
Desert Sunlight 300	25%	75	Pacific Gas and Electric	2040
Kansas South	100%	20	Pacific Gas and Electric	2033
Roadrunner	100%	20	El Paso Electric	2031
TA High Desert	100%	20	Southern California Edison	2033
Utah Solar Portfolio (b) (e)	50%	265	PacifiCorp	2036
		921
Distributed Solar
Apple I LLC Projects	100%	9	Various	2032
AZ DG Solar Projects	100%	5	Various	2025 - 2033
SPP Projects	100%	25	Various	2026 - 2037
Other DG Projects	100%	13	Various	2023 - 2039
		52
Wind
Alta I	100%	150	Southern California Edison	2035
Alta II	100%	150	Southern California Edison	2035
Alta III	100%	150	Southern California Edison	2035
Alta IV	100%	102	Southern California Edison	2035
Alta V	100%	168	Southern California Edison	2035
Alta X (b)	100%	137	Southern California Edison	2038
Alta XI (b)	100%	90	Southern California Edison	2038
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Crosswinds (b) (f)	99%	21	Corn Belt Power Cooperative	2027
Elbow Creek (b) (f)	100%	122	NRG Power Marketing LLC	2022
Elkhorn Ridge (b) (f)	66.7%	54	Nebraska Public Power District	2029
Forward (b) (f)	100%	29	Constellation NewEnergy, Inc.	2017
Goat Wind (b) (f)	100%	150	Dow Pipeline Company	2025

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Hardin (b) (f)	99%	15	Interstate Power and Light Company	2027
Laredo Ridge	100%	80	Nebraska Public Power District	2031
Lookout (b) (f)	100%	38	Southern Maryland Electric Cooperative	2030
Odin (b) (f)	99.9%	20	Missouri River Energy Services	2028
Pinnacle	100%	55	Maryland Department of General Services and University System of Maryland	2031
San Juan Mesa (b) (f)	75%	90	Southwestern Public Service Company	2025
Sleeping Bear (b) (f)	100%	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork (b) (f)	100%	19	PacifiCorp	2028
Spring Canyon II (b)	90.1%	29	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	25	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado (b) (f)	100%	161	Southwestern Public Service Company	2027
		2,200
Thermal
NRG Energy Center Dover LLC	100%	103	NRG Power Marketing LLC	2018
Thermal generation	100%	20	Various	Various
		123
Total net generation capacity(c)		5,241

Thermal equivalent MWt (d)	100%	1,319	Various	Various

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of March 31, 2018.
(b) Projects are part of tax equity arrangements.
(c) The Company's total generation capacity is net of 6 MWs for noncontrolling interest for Spring Canyon II and III. The Company's generation capacity including this noncontrolling interest was 5,247 MWs.
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
(f) Projects are part of NRG Wind TE Holdco portfolio.
In addition to the facilities owned or leased in the table above, the Company entered into partnerships to own or purchase solar power generation projects, as well as other ancillary related assets from a related party via intermediate funds.  The Company does not consolidate these partnerships and accounts for them as equity method investments. The Company's net interest in these projects is 262 MW based on cash to be distributed as of March 31, 2018. For further discussions, refer to Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities of this Form 10-Q and Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities to the consolidated financial statements included in the Company's 2017 Form 10-K.
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
As described in Note 3, Business Acquisitions, on March 30, 2018, the Company acquired 100% of NRG's interests in Buckthorn Renewables, LLC, which owns a 154 MW construction-stage utility-scale solar generation project, or the Buckthorn Solar Drop Down Asset, for cash consideration of approximately $42 million, subject to working capital adjustments, plus assumed non-recourse debt of approximately $183 million. The project will sell power under a 25-year PPA to the City of Georgetown, Texas starting in July 2018 when it is expected to achieve commercial operation. The purchase price was funded with cash on hand and borrowings from the revolving credit facility.
The acquisition of the Buckthorn Solar Drop Down Asset was accounted for as a transfer of entities under common control. The accounting guidance requires retrospective combination of the entities for all periods presented as if the combinations had been in effect from the beginning of the financial statement period or from the date the entities were under common control (if later than the beginning of the financial statement period). The recast of the Company's financial statements for the Buckthorn Solar Drop Down Asset did not affect the historical net income attributable to NRG Yield, Inc., weighted average number of shares outstanding, earnings per share or dividends.
Additionally, as described in Note 3, Business Acquisitions, during the year ended December 31, 2017, the Company acquired the November 2017 Drop Down Assets and August 2017 Drop Down Assets from NRG. Similarly to the Buckthorn Solar Drop Down Asset, the Company recast its historical financial statements to combine the entities for the periods presented as if the combinations had been in effect from the beginning of the financial statements period. The recast of the Company's financial statements for the November 2017 Drop Down Assets and August 2017 Drop Down Assets did not affect the historical net income attributable to NRG Yield, Inc., weighted average number of shares outstanding, earnings per share or dividends.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the SEC’s regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the consolidated financial statements included in the Company's 2017 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of March 31, 2018, and the results of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2018 and 2017.
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
Accumulated Depreciation, Accumulated Amortization
The following table presents the accumulated depreciation included in the property, plant and equipment, net, and accumulated amortization included in intangible assets, net, respectively, as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$1,358	$1,285
Intangible Assets Accumulated Amortization	255	237
Noncontrolling Interests
Stockholders' equity represents the equity associated with the Class A and Class C common stockholders, the equity associated with the Class B and Class D common stockholder, NRG, and the third-party interests under certain tax equity arrangements are classified as noncontrolling interests. The following table reflects the changes in the Company's noncontrolling interest balance:

(In millions)
Balance as of December 31, 2017 as previously reported	$391
Net Assets of Buckthorn Solar Drop Down Asset as of December 31, 2017	21
Balance as of December 31, 2017 as recast	$412
Capital contributions from tax equity investors, net of distributions	30
Payment for the Buckthorn Solar Drop Down Asset	(42)
Pre-acquisition net income of the Buckthorn Solar Drop Down Asset	4
Comprehensive loss	(11)
Distributions to NRG, net	(22)
Balance as of March 31, 2018	$371

NRG Yield LLC Distributions to NRG
The following table lists the distributions paid to NRG on NRG Yield LLC's Class B and D units during the three months ended March 31, 2018:

First Quarter 2018
Distributions per Class B Unit	$0.298
Distributions per Class D Unit	$0.298
On April 24, 2018, NRG Yield LLC declared a distribution on its Class A, Class B, Class C and Class D units of $0.309 per unit payable on June 15, 2018 to unit holders of record as of June 1, 2018.
Revenue Recognition
Revenue from Contracts with Customers
On January 1, 2018, the Company adopted the guidance in ASC 606, Revenue from Contracts with Customers, or Topic 606, using the modified retrospective method applied to contracts which were not completed as of the adoption date, with no adjustment required to the financial statements upon adoption. Following the adoption of the new standard, the Company’s revenue recognition of its contracts with customers remains materially consistent with its historical practice. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company's policies with respect to its various revenue streams are detailed below. In general, the Company applies the invoicing practical expedient to recognize revenue for the revenue streams detailed below, except in circumstances where the invoiced amount does not represent the value transferred to the customer.
Thermal Revenues
Steam and chilled water revenue is recognized as the Company transfers the product to the customer, based on customer usage as determined by meter readings taken at month-end. Some locations read customer meters throughout the month, and recognize estimated revenue for the period between meter read date and month-end. For thermal contracts, the Company’s performance obligation to deliver steam and chilled water is satisfied over time and revenue is recognized based on the invoiced amount. The Thermal Business subsidiaries collect and remit state and local taxes associated with sales to their customers, as required by governmental authorities. These taxes are presented on a net basis in the income statement.
As contracts for steam and chilled water are long-term contracts, the Company has performance obligations under these contracts that have not yet been satisfied. These performance obligations have transaction prices that are both fixed and variable, and that vary based on the contract duration, customer type, inception date and other contract-specific factors. For the fixed price contracts, the Company cannot accurately estimate the amount of its unsatisfied performance obligations as it will vary based on customer usage, which will depend on factors such as weather and customer activity.
Power Purchase Agreements, or PPAs
The majority of the Company’s revenues are obtained through PPAs or other contractual agreements. Energy, capacity and where applicable, renewable attributes, from the majority of the Company’s renewable energy assets and certain conventional energy plants is sold through long-term PPAs and tolling agreements to a single counterparty, which is often a utility or commercial customer. The majority of these PPAs are accounted for as leases. ASC 840 requires the minimum lease payments received to be amortized over the term of the lease and contingent rentals are recorded when the achievement of the contingency becomes probable. Judgment is required by management in determining the economic life of each generating facility, in evaluating whether certain lease provisions constitute minimum payments or represent contingent rent and other factors in determining whether a contract contains a lease and whether the lease is an operating lease or capital lease.
Renewable Energy Credits
As stated above, renewable energy credits, or RECs, are usually sold through long-term PPAs. Revenue from the sale of self-generated RECs is recognized when related energy is generated and simultaneously delivered even in cases where there is a certification lag as it has been deemed to be perfunctory.
In a bundled contract to sell energy, capacity and/or self-generated RECs, all performance obligations are deemed to be delivered at the same time and hence, timing of recognition of revenue for all performance obligations is the same and occurs over time. In such cases, it is often unnecessary to allocate transaction price to multiple performance obligations.

Sale of Emission Allowances
The Company records its bank of emission allowances as part of intangible assets. From time to time, management may authorize the transfer of emission allowances in excess of usage from the Company's emission bank to intangible assets held-for-sale for trading purposes. The Company records the sale of emission allowances on a net basis within operating revenue in the Company's consolidated statements of operations.
Disaggregated Revenues
The following table represents the Company’s disaggregation of revenue from contracts with customers for the three months ended March 31, 2018 along with the reportable segment for each category:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$1	$112	$1	$114
Capacity revenue(a)	79	—	3	82
Contract amortization	(1)	(15)	(1)	(17)
Other revenue	—	1	45	46
Total operating revenue	79	98	48	225
Less: Lease revenue	(80)	(101)	—	(181)
Less: Contract amortization	1	15	1	17
Total revenue from contracts with customers	$—	$12	$49	$61

(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 840:

	Conventional Generation	Renewables	Thermal	Total
Energy Revenue	$1	$101	$—	$102
Capacity Revenue	79	—	—	79
Contract Amortization
Assets and liabilities recognized from power sales agreements assumed through acquisitions related to the sale of electric capacity and energy in future periods for which the fair value has been determined to be significantly less (more) than market are amortized to revenue over the term of each underlying contract based on actual generation and/or contracted volumes or on a straight-line basis, where applicable.
Contract Balances
The following table reflects the contract assets and liabilities included on the Company’s balance sheet as of March 31, 2018:

(In millions)	March 31, 2018

Accounts receivable, net - Contracts with customers	$26
Accounts receivable, net - Leases	56
Total accounts receivable, net	$82

Income Taxes
NRG Yield, Inc. is included in certain NRG consolidated unitary state tax return filings which is reflected in NRG Yield, Inc.'s state effective tax rate. If NRG Yield, Inc. filed under a separate standalone methodology, there would be no material change to the state tax benefit as of March 31, 2018.
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
Note 3 — Business Acquisitions
2018 Acquisitions
Central CA Fuel Cell 1, LLC — On April 18, 2018, the Company acquired the Central CA Fuel Cell 1, LLC project in Tulare, California from FuelCell Energy Finance, Inc., for cash consideration of $11 million, subject to working capital adjustments. The project will add an additional 2.8 MW of thermal capacity to the Company's portfolio, with a 20-year PPA contract with the City of Tulare. The transaction will be reflected in the Company's Thermal segment.
Buckthorn Solar Drop Down Asset — On March 30, 2018, the Company acquired 100% of NRG's interests in Buckthorn Renewables, LLC, which owns a 154 MW construction-stage utility-scale solar generation project, located in Texas, or the Buckthorn Solar Drop Down Asset, for cash consideration of approximately $42 million, subject to working capital adjustments. The Company also assumed non-recourse debt of $183 million and non-controlling interest of $19 million (as of acquisition date) attributable to the Class A member, as further described below. A portion of non-recourse debt is expected to convert to a term loan and the remainder of the outstanding debt will be paid down with the remaining contributions from the Class A member upon the project achieving substantial completion in May 2018. The purchase price for the Buckthorn Solar Drop Down Asset was funded with cash on hand and borrowings from the Company's revolving credit facility. The assets and liabilities transferred to the Company relate to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid and historical value of the entities' equity was recorded as a distribution to NRG and decreased the balance of its noncontrolling interest. Because the transaction constituted a transfer of net assets under common control, the guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control.
Buckthorn Solar Portfolio, LLC, a wholly owned subsidiary of Buckthorn Renewables, LLC, is the Class B member in a tax equity partnership, Buckthorn Holdings, LLC, the owner of the Buckthorn Solar Drop Down Asset. The Class A member is a tax equity investor, or TE investor, who receives 99% of allocations of taxable income and other items through the six month anniversary of the placed in service date, at which time the allocations change to 67% through the last calendar year before the flip point, and then back to 99% through the flip point (which occurs when the TE Investor obtains a specified return on its initial investment), at which time the allocations to the TE Investor change to 5% for all the periods thereafter. Before the flip point, the TE investor would receive a priority distribution of distributable cash, as defined, plus a percentage of remaining distributable cash after the priority distribution subject to a percentage cap. On March 30, 2018, the TE Investor made its initial capital contribution of $19 million with the remaining contributions from each partner targeted to be funded in the second quarter of 2018. The project will sell power under a 25-year PPA to the City of Georgetown, Texas starting in July 2018 when it is expected to achieve commercial operation.

The following is a summary of net assets transferred in connection with the acquisition of the Buckthorn Solar Drop Down Asset as of March 31, 2018:

(In millions)
Assets:
Current assets	$20
Property, plant and equipment	212
Non-current assets	3
Total assets	235
Liabilities:
Debt (Current and non-current) (a)	176
Other current and non-current liabilities	15
Total liabilities	191
Less: noncontrolling interest	19
Net assets acquired	$25

(a) Net of $7 million of net debt issuance costs.
The following table presents the historical information summary combining the financial information for the Buckthorn Drop Down Asset transferred in connection with the acquisition:

	As of December 31, 2017
(In millions)	As Previously Reported	Buckthorn Solar Drop Down Asset	As Currently Reported
Assets:
Current assets	$482	$—	$482
Property, plant and equipment	5,204	206	5,410
Non-current assets	2,597	—	2,597
Total assets	8,283	206	8,489
Liabilities:
Debt	5,837	161	5,998
Other current and non-current liabilities	308	24	332
Total liabilities	6,145	185	6,330
Net assets	$2,138	$21	$2,159
2017 Acquisitions
November 2017 Drop Down Assets — On November 1, 2017, the Company acquired a 38 MW solar portfolio primarily comprised of assets from NRG's Solar Power Partners (SPP) funds and other projects developed by NRG, for cash consideration of $74 million, including working capital adjustments, plus assumed non-recourse debt of $26 million.
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
August 2017 Drop Down Assets — On August 1, 2017, the Company acquired the remaining 25% interest in NRG Wind TE Holdco, a portfolio of 12 wind projects, from NRG for total cash consideration of $44 million, including working capital adjustments. The purchase agreement also included potential additional payments to NRG dependent upon actual energy prices for merchant periods beginning in 2027, which were estimated and accrued as contingent consideration in the amount of $8 million.

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
The following tables present a summary of the Company's historical information combining the financial information for the November 2017 Drop Down Assets and August 2017 Drop Down Assets transferred in connection with the acquisition:

	Three months ended March 31, 2017
	As Previously Reported (a)	November 2017 Drop Down Assets	August 2017 Drop Down Assets	As Currently Reported
(In millions)
Total operating revenues	$218	$3	$—	$221
Operating income	54	—	—	54
Net loss	(1)	(1)	—	(2)
Less: Pre-acquisition net income of Drop Down Assets	12	(1)	2	13
Less: Loss attributable to noncontrolling interests	(10)	—	(2)	(12)
Net loss attributable to NRG Yield, Inc.	(3)	—	—	(3)

(a) As previously reported in the Company's Form 10-Q for the quarter ended March 31, 2017
March 2017 Drop Down Assets — On March 27, 2017, the Company acquired the following interests from NRG: (i) Agua Caliente Borrower 2 LLC, which owns a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm, one of the ROFO Assets, representing ownership of approximately 46 net MW of capacity and (ii) NRG's interests in the Utah Solar Portfolio. Agua Caliente is located in Yuma County, AZ and sells power subject to a 25-year PPA with Pacific Gas and Electric, with 22 years remaining on that contract. The seven utility-scale solar farms in the Utah Solar Portfolio are owned by the following entities: Four Brothers Capital, LLC, Iron Springs Capital, LLC, and Granite Mountain Capital, LLC. These utility-scale solar farms achieved commercial operations in 2016, sell power subject to 20-year PPAs with PacifiCorp, a subsidiary of Berkshire Hathaway and are part of a tax equity structure with Dominion Solar Projects III, Inc., or Dominion, through which the Company is entitled to receive 50% of cash to be distributed, as further described below. The Company paid cash consideration of $128 million, which includes $4 million of final working capital adjustment paid to the Company by NRG during the period ended March 31, 2018. The acquisition of the March 2017 Drop Down Assets was funded with cash on hand. The Company recorded the acquired interests as equity method investments. The Company also assumed non-recourse debt of $41 million and $287 million on Agua Caliente Borrower 2 LLC and the Utah Solar Portfolio, respectively, as well as its pro-rata share of non-recourse project-level debt of Agua Caliente Solar LLC, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities.
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
The Company has a controlling financial interest in certain entities which have been identified as VIEs under ASC 810, Consolidations, or ASC 810. These arrangements are primarily related to tax equity arrangements entered into with third parties in order to monetize certain tax credits associated with wind facilities, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the consolidated financial statements included in the Company's 2017 Form 10-K.
Buckthorn Renewables, LLC - As described in Note 3, Business Acquisitions, on March 30, 2018, the Company acquired 100% of NRG’s interest in a 154 MW construction-stage utility-scale solar generation project, Buckthorn Renewables, LLC, which owns 100% interest in Buckthorn Solar Portfolio, LLC, which in turn owns 100% of the Class B membership interests in Buckthorn Holdings, LLC for total consideration of approximately $42 million, subject to working capital adjustments.  Buckthorn Holdings, LLC is a tax equity fund, which is a variable interest entity that is consolidated by Buckthorn Solar Portfolio, LLC. The Company is the primary beneficiary, through its position as managing member, and indirectly consolidates Buckthorn Holdings, LLC through Buckthorn Solar Portfolio, LLC. The Class A member is a tax equity investor who made its initial capital contribution of $19 million on March 30, 2018, which is reflected as noncontrolling interest on the Company’s consolidated balance sheet. The project is expected to begin commercial operations in July 2018, at which time the remaining contributions from each partner would be funded. The Company utilizes the HLBV method to determine the net income or loss allocated to the tax equity investor noncontrolling interest.
Summarized financial information for the Company's consolidated VIEs consisted of the following as of March 31, 2018:

(In millions)	NRG Wind TE Holdco	Alta Wind TE Holdco	Spring Canyon	Buckthorn Renewables, LLC
Other current and non-current assets	$172	$18	$2	$23
Property, plant and equipment	369	430	94	212
Intangible assets	2	259	—	—
Total assets	543	707	96	235
Current and non-current liabilities	195	8	5	191
Total liabilities	195	8	5	191
Noncontrolling interest	9	77	50	19
Net assets less noncontrolling interests	$339	$622	$41	$25
Entities that are not Consolidated
The Company has interests in entities that are considered VIEs under ASC 810, but for which it is not considered the primary beneficiary.  The Company accounts for its interests in these entities under the equity method of accounting, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the consolidated financial statements included in the Company's 2017 Form 10-K.
The Company's maximum exposure to loss as of March 31, 2018 is limited to its equity investment in the unconsolidated entities, as further summarized in the table below:

(In millions)	Maximum exposure to loss
Four Brothers Solar, LLC	$209
GenConn Energy LLC	100
Granite Mountain Holdings, LLC	76
NRG DGPV Holdco 1 LLC	73
NRG DGPV Holdco 3 LLC	62
NRG DGPV Holdco 2 LLC	61
Iron Springs Holdings, LLC	53
NRG RPV Holdco 1 LLC	52

NRG DGPV Holdco 3 LLC — The Company invested $6 million of cash during the three months ended March 31, 2018 into DGPV Holdco 3 LLC and recorded $16 million due to NRG in accounts payable - affiliate as of March 31, 2018 to be funded in tranches as the project milestones are completed. The Company owns approximately 59 MW of distributed solar capacity, based on cash to be distributed, with a weighted average remaining contract life of approximately 22 years as of March 31, 2018.
Utah Solar Portfolio — As described in Note 3, Business Acquisitions, on March 27, 2017, as part of the March 2017 Drop Down Assets acquisition, the Company acquired from NRG 100% of the Class A equity interests in the Utah Solar Portfolio, comprised of Four Brothers Solar, LLC, Granite Mountain Holdings, LLC, and Iron Springs Holdings, LLC. The Class B interests of the Utah Solar Portfolio are owned by a tax equity investor, who receives 99% of allocations of taxable income and other items until the flip point, which occurs when the tax equity investor obtains a specified return on its initial investment, at which time the allocations to the tax equity investor change to 50%. The Company generally receives 50% of distributable cash throughout the term of the tax-equity arrangements. The three entities comprising the Utah Solar Portfolio are VIEs. As the Company is not the primary beneficiary, the Company uses the equity method of accounting to account for its interests in the Utah Solar Portfolio. The Company utilizes the HLBV method to determine its share of the income or losses in the investees.
The following tables present summarized financial information for the Company's significant equity method investments:

	Three months ended March 31,
(In millions)	2018	2017
Income Statement Data:
DGPV entities (a)
Operating revenues	$11	$5
Operating loss	—	(1)
Net income (loss)	3	(2)
	March 31, 2018	December 31, 2017
Balance Sheet Data:	(In millions)
DGPV entities (a)
Current assets	$92	$74
Non-current assets	718	671
Current liabilities	84	83
Non-current liabilities	236	216
Redeemable noncontrolling interest	42	44

(a) Includes DGPV Holdco 1, DGPV Holdco 2, and DGPV Holdco 3
Non-recourse project-level debt of unconsolidated affiliates
Agua Caliente Financing — As described in Note 3, Business Acquisitions, on March 27, 2017, the Company acquired a 16% interest in the Agua Caliente solar facility through its acquisition of Agua Caliente Borrower 2 LLC. As of March 31, 2018, Agua Caliente Solar LLC, the direct owner of the Agua Caliente solar facility, had $815 million outstanding under the Agua Caliente financing agreement with the Federal Financing Bank, or FFB, borrowed to finance the costs of constructing the facility. The Company's pro-rata share of the Agua Caliente financing arrangement was $130 million as of March 31, 2018. Amounts borrowed under the Agua Caliente financing agreement accrue interest at a fixed rate based on U.S. Treasury rates plus a spread of 0.375%, mature in 2037 and are secured by the assets of Agua Caliente Solar LLC. The loans provided by the FFB are guaranteed by the U.S. DOE.

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
The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of March 31, 2018		As of December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In millions)
Assets:
Notes receivable (a)	$9	$9	$13	$13
Liabilities:
Long-term debt, including current portion (b)	$6,023	$6,020	$6,066	$6,099

(a) Carrying amount as of December 31, 2017, includes the long-term portion of notes receivable, which is recorded in other noncurrent assets on the Company's consolidated balance sheets.
(b) Excludes deferred financing costs, which are recorded as a reduction to long-term debt on the Company's consolidated balance sheets.
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of March 31, 2018, and December 31, 2017:

	As of March 31, 2018		As of December 31, 2017
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$1,472	$4,548	$1,502	$4,597

Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2018	As of December 31, 2017
	Fair Value (a)	Fair Value (a)
(In millions)	Level 2	Level 2
Derivative assets:
Commodity contracts	$—	$1
Interest rate contracts	17	1
Total assets	17	2
Derivative liabilities:
Commodity contracts	2	1
Interest rate contracts	24	48
Total liabilities	$26	$49

(a) There were no derivative assets or liabilities classified as Level 1 or Level 3 as of March 31, 2018 and December 31, 2017.
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
The fair value of each contract is discounted using a risk free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the net exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company uses NRG's default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of March 31, 2018, the credit reserve was less than $1 million. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
Concentration of Credit Risk
In addition to the credit risk discussion in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's 2017 Form 10-K, the following is a discussion of the concentration of credit risk for the Company's financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; (ii) daily monitoring of counterparties' credit limits; (iii) the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties.
Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including solar and other PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of March 31, 2018, credit risk exposure to these counterparties attributable to the Company's ownership interests was approximately $2.6 billion for the next five years. The majority of these power contracts are with utilities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations, which the Company is unable to predict.

Note 6 — Accounting for Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Note 7, Accounting for Derivative Instruments and Hedging Activities, to the consolidated financial statements included in the Company's 2017 Form 10-K.
Energy-Related Commodities
As of March 31, 2018, the Company had energy-related derivative instruments extending through 2020. At March 31, 2018, these contracts were not designated as cash flow or fair value hedges.
Interest Rate Swaps
As of March 31, 2018, the Company had interest rate derivative instruments on non-recourse debt extending through 2041, a portion of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy of the Company's open derivative transactions broken out by commodity:

		Total Volume
		March 31, 2018	December 31, 2017
Commodity	Units	(In millions)
Natural Gas	MMBtu	1	2
Interest	Dollars	$2,001	$2,050
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets (a)		Derivative Liabilities
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$1	$—	$2	$4
Interest rate contracts long-term	7	1	6	9
Total Derivatives Designated as Cash Flow Hedges	8	1	8	13
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	—	—	6	13
Interest rate contracts long-term	9	—	10	22
Commodity contracts current	—	1	1	1
Commodity contracts long-term	—	—	1	—
Total Derivatives Not Designated as Cash Flow Hedges	9	1	18	36
Total Derivatives	$17	$2	$26	$49

(a) Derivative Assets balances classified as current are included within the prepayments and other current assets line item of the consolidated balance sheets as of March 31, 2018 and December 31, 2017.

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of March 31, 2018, and December 31, 2017, there was no outstanding collateral paid or received. The following tables summarize the offsetting of derivatives by the counterparty master agreement level as of March 31, 2018, and December 31, 2017:

As of March 31, 2018	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts(a):	(In millions)
Derivative assets	$—	$—	$—
Derivative liabilities	(2)	—	(2)
Total commodity contracts	(2)	—	(2)
Interest rate contracts:
Derivative assets	17	(2)	15
Derivative liabilities	(24)	2	(22)
Total interest rate contracts	(7)	—	(7)
Total derivative instruments	$(9)	$—	$(9)

(a) There were no commodity contracts classified as derivative assets as of March 31, 2018.

As of December 31, 2017	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative assets	$1	$—	$1
Derivative liabilities	(1)	—	(1)
Total commodity contracts	—	—	—
Interest rate contracts:
Derivative assets	1	(1)	—
Derivative liabilities	(48)	1	(47)
Total interest rate contracts	(47)	—	(47)
Total derivative instruments	$(47)	$—	$(47)
Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Three months ended March 31,
	2018	2017
	(In millions)
Accumulated OCL beginning balance	$(60)	$(70)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	4	4
Mark-to-market of cash flow hedge accounting contracts	13	2
Accumulated OCL ending balance, net of income tax benefit of $6 and $15, respectively	(43)	(64)
Accumulated OCL attributable to noncontrolling interests	(23)	(39)
Accumulated OCL attributable to NRG Yield, Inc.	$(20)	$(25)
Losses expected to be realized from OCL during the next 12 months, net of income tax benefit of $1	$11

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
Impact of Derivative Instruments on the Statements of Operations
The Company has interest rate derivative instruments that are not designated as cash flow hedges. The effect of interest rate hedges is recorded to interest expense. For the three months ended March 31, 2018 and 2017, the impact to the consolidated statements of operations was a gain of $24 million and $4 million, respectively.
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

Note 7 — Long-term Debt
This footnote should be read in conjunction with the complete description under Note 10, Long-term Debt, to the consolidated financial statements included in the Company's 2017 Form 10-K. Long-term debt consisted of the following:

	March 31, 2018	December 31, 2017	March 31, 2018, interest rate % (a)	Letters of Credit Outstanding at March 31, 2018
	(In millions, except rates)
2019 Convertible Notes	$345	$345	3.500
2020 Convertible Notes	288	288	3.250
2024 Senior Notes	500	500	5.375
2026 Senior Notes	350	350	5.000
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility, due 2019 (b)	75	55	L+2.500	$67
Project-level debt:
Agua Caliente Borrower 2, due 2038	40	41	5.430	17
Alpine, due 2022	135	135	L+1.750	16
Alta Wind I - V lease financing arrangements, due 2034 and 2035	926	926	5.696 - 7.015	118
Buckthorn Solar, due 2018 and 2025	183	169	L + 1.750	10
CVSR, due 2037	731	746	2.339 - 3.775	—
CVSR Holdco Notes, due 2037	188	194	4.680	13
El Segundo Energy Center, due 2023	369	400	L+1.75 - L+2.375	139
Energy Center Minneapolis, due 2025	83	83	5.950	—
Energy Center Minneapolis Series D Notes, due 2031	125	125	3.550	—
Laredo Ridge, due 2028	93	95	L+1.875	10
Marsh Landing, due 2023	309	318	L+2.125	38
Tapestry, due 2021	158	162	L+1.625	20
Utah Solar Portfolio, due 2022	278	278	various	13
Viento, due 2023	163	163	L+3.00	27
Walnut Creek, due 2023	259	267	L+1.625	65
Other	440	443	various	39
Subtotal project-level debt:	4,480	4,545
Total debt	6,038	6,083
Less current maturities (c)	(698)	(339)
Less net debt issuance costs	(64)	(68)
Less discounts (d)	(15)	(17)
Total long-term debt	$5,261	$5,659

(a) As of March 31, 2018, L+ equals 3 month LIBOR plus x%, except for Viento, due 2023 where L+ equals 6 month LIBOR plus 3.00% and Buckthorn Solar and Utah Solar Portfolio, where L+ equals 1 month LIBOR plus x%.
(b) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement.
(c) The 2019 Convertible Notes become due in February 2019 and are included in current portion of long-term debt on the Company's consolidated balance sheet as of March 31, 2018.
(d) Discounts relate to the 2019 Convertible Notes and 2020 Convertible Notes.
The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of March 31, 2018, the Company was in compliance with all of the required covenants.
The discussion below describes material changes to or additions of long-term debt for the three months ended March 31, 2018.

NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility
As of March 31, 2018, the Company had outstanding borrowings of $75 million under the revolving credit facility, which included borrowings of $20 million made during the period ended March 31, 2018, to finance the acquisition of the Buckthorn Solar Drop Down Asset, as well as for general corporate purposes. The Company also had $67 million of letters of credit outstanding.
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
On April 30, 2018, the Company closed on the refinancing of the revolving credit facility, which extended the maturity of the facility to April 28, 2023, and decreased the Company's overall cost of borrowing from L+ 2.50% to L+1.75%. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
Project - level Debt
Buckthorn Solar Drop Down Asset Debt
As part of the Buckthorn Solar Drop Down Asset acquisition, the Company assumed non-recourse debt of $183 million relating to Buckthorn Portfolio Solar, LLC. The assumed debt consisted of a Construction Loan and an Investment Tax Credits, or ITC, Bridge Loan, both at an interest rate of LIBOR plus 1.75%. The Construction Loan will convert to a Term Loan with an expected maturity of May 2025, and the ITC Bridge Loan will be paid at substantial completion of the Buckthorn Solar project with the final proceeds from the TE Investor.
Buckthorn Solar entered into a series of fixed for floating interest rate swaps that would fix the interest rate for a minimum of 80% of the outstanding notional amount.  All interest rate swap payments by Buckthorn Solar and its counterparties are made quarterly and LIBOR is determined in advance of each interest period.

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
The reconciliation of the Company's basic and diluted earnings per share is shown in the following tables:

	Three months ended March 31,
	2018		2017
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted earnings (loss) per share attributable to NRG Yield, Inc. common stockholders
Net income (loss) attributable to NRG Yield, Inc.	$6	$10	$(1)	$(2)
Weighted average number of common shares outstanding — basic and diluted	35	65	35	63
Earnings (Loss) per weighted average common share — basic and diluted	$0.16	$0.16	$(0.03)	$(0.03)

(a) Basic and diluted earnings (loss) per share might not recalculate due to presenting values in millions rather than whole dollars.
The following table summarizes the Company's outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company's diluted earnings per share:

	Three months ended March 31,
	2018	2017
	(In millions of shares)
2019 Convertible Notes - Common Class A	15	15
2020 Convertible Notes - Common Class C	10	10

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
The Company sold a total of 936,662 of Class C common stock for net proceeds of $16 million during the period ended March 31, 2018, $6 million of which were received in the second quarter of 2018. The Company incurred commission fees of $105 thousand during the period ended March 31, 2018.
As of April 3, 2018, approximately $99 million of Class C common stock remains available for issuance under the ATM Program.
As a result of the Company's sale of shares of Class C common stock under the ATM Program, the public shareholders of Class A and Class C common stock increased their economic and voting interests in NRG Yield, Inc. to 53.9%, and 44.9%, respectively, as of March 31, 2018.
Dividends to Class A and Class C common stockholders
The following table lists the dividends paid on the Company's Class A common stock and Class C common stock during the three months ended March 31, 2018:

First Quarter 2018
Dividends per Class A share	$0.298
Dividends per Class C share	$0.298
Dividends on the Class A common stock and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
On April 24, 2018, the Company declared quarterly dividends on its Class A common stock and Class C common stock of $0.309 per share payable on June 15, 2018, to stockholders of record as of June 1, 2018.
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

	Three months ended March 31, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$79	$98	$48	$—	$225
Cost of operations	22	34	33	—	89
Depreciation and amortization	26	50	5	—	81
General and administrative	—	—	—	5	5
Acquisition-related transaction and integration costs	—	—	—	1	1
Operating income (loss)	31	14	10	(6)	49
Equity in earnings of unconsolidated affiliates	3	1	—	—	4
Other income, net	—	1	—	—	1
Interest expense	(7)	(24)	(2)	(22)	(55)
Income (loss) before income taxes	27	(8)	8	(28)	(1)
Income tax benefit	—	—	—	(1)	(1)
Net Income (Loss)	$27	$(8)	$8	$(27)	$—
Total Assets	$1,815	$5,953	$424	$170	$8,362

	Three months ended March 31, 2017
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$75	$102	$44	$—	$221
Cost of operations	22	33	30	—	85
Depreciation and amortization	24	48	5	—	77
General and administrative	—	—	—	4	4
Acquisition-related transaction and integration costs	—	—	—	1	1
Operating income (loss)	29	21	9	(5)	54
Equity in earnings of unconsolidated affiliates	3	16	—	—	19
Other income, net	—	1	—	—	1
Loss on debt extinguishment	—	(2)	—	—	(2)
Interest expense	(12)	(39)	(3)	(21)	(75)
Income (loss) before income taxes	20	(3)	6	(26)	(3)
Income tax benefit	—	—	—	(1)	(1)
Net Income (Loss)	$20	$(3)	$6	$(25)	$(2)

Note 11 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following:

	Three months ended March 31,
	2018	2017
	(In millions, except percentages)
Loss before income taxes	$(1)	$(3)
Income tax benefit	(1)	(1)
Effective income tax rate	100.0%	33.3%
For the three months ended March 31, 2018 and 2017, the overall effective tax rate was different than the statutory rate of 21% and 35%, respectively, primarily due to production and investment tax credits generated from certain wind and solar assets, respectively, and earnings allocated to NRG resulting from its interest in NRG Yield LLC.
For tax purposes, NRG Yield LLC is treated as a partnership; therefore, the Company and NRG each record their respective share of taxable income or loss.
Note 12 — Related Party Transactions
In addition to the transactions and relationships described elsewhere in the notes to the consolidated financial statements, NRG or certain subsidiaries of NRG provide services to the Company's project entities. Amounts due to NRG or its subsidiaries are recorded as accounts payable - affiliate and amounts due to the Company from NRG subsidiaries are recorded as accounts receivable - affiliate on the Company's consolidated balance sheet. The disclosures below summarize the Company's material related party transactions with NRG and its subsidiaries that are included in the Company's operating revenues and operating costs.
Power Purchase Agreements (PPAs) between the Company and NRG Power Marketing
Elbow Creek and Dover are parties to PPAs with NRG Power Marketing and generate revenue under the PPAs, which are recorded to operating revenues in the Company's consolidated statements of operations. For the three months ended March 31, 2018 and 2017, Elbow Creek and Dover, collectively, generated revenues of $3 million and $4 million, respectively.

Energy Marketing Services Agreement by and between Thermal entities and NRG Power Marketing
NRG Energy Center Dover LLC, NRG Energy Center Minneapolis, NRG Energy Center Phoenix LLC, and NRG Energy Center Paxton LLC, or Thermal entities, which are subsidiaries of the Company, are parties to Energy Marketing Services Agreements with NRG Power Marketing, a wholly-owned subsidiary of NRG. Under the agreements, NRG Power Marketing procures fuel and fuel transportation for the operation of the Thermal entities. For each of the three months ended March 31, 2018 and 2017, the Thermal entities purchased $4 million of natural gas from NRG Power Marketing.
Operation and Maintenance (O&M) Services Agreements by and between the Company's subsidiaries and NRG
Certain of the Company's subsidiaries are party to O&M Services Agreements with NRG, pursuant to which NRG subsidiaries provide necessary and appropriate services to operate and maintain the subsidiaries' plant operations, businesses and thermal facilities. NRG is reimbursed for the provided services, as well as for all reasonable and related expenses and expenditures, and payments to third parties for services and materials rendered to or on behalf of the parties to the agreements. NRG is not entitled to any management fee or mark-up under the agreements.
The fees incurred under these agreements were $10 million for each of the three months ended March 31, 2018 and 2017. The Company had $9 million and $13 million due to NRG for the services performed under the O&M Agreements in accounts payable — affiliate as of March 31, 2018 and December 31, 2017, respectively.
O&M Services Agreements by and between GenConn and NRG
GenConn incurs fees under two O&M agreements with wholly-owned subsidiaries of NRG. For the three months ended March 31, 2018 and 2017, the aggregate fees incurred under the agreements were $1 million for each period.

Administrative Services Agreement by and between Marsh Landing and NRG West Coast LLC
Marsh Landing is a party to an administrative services agreement with NRG West Coast LLC, a wholly owned subsidiary of NRG. The Company reimbursed costs under this agreement of $3 million for each of the three months ended March 31, 2018 and 2017. There was a balance of $3 million and $1 million due to NRG West Coast LLC in accounts payable—affiliate as of March 31, 2018 and December 31, 2017, respectively.
Administrative Services Agreements by and between the Company and NRG Renew Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to administrative services agreements with NRG Renew Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of NRG, which provides O&M services to these subsidiaries. The Company incurred total expenses for these services of $7 million and $6 million for the three months ended March 31, 2018 and 2017, respectively. There was a balance of $4 million and $5 million due to RENOM as of March 31, 2018 and December 31, 2017, respectively.
Management Services Agreement by and between the Company and NRG
NRG provides the Company with various operational, management, and administrative services, which include human resources, accounting, tax, legal, information systems, treasury, and risk management, as set forth in the Management Services Agreement. As of March 31, 2018, the base management fee was approximately $9 million per year, subject to an inflation-based adjustment annually at an inflation factor based on the year-over-year U.S. consumer price index. The fee is also subject to adjustments following the consummation of future acquisitions and as a result of a change in the scope of services provided under the Management Services Agreement. Costs incurred under this agreement for each of the three months ended March 31, 2018 and 2017 were $2 million. The costs incurred under the Management Service Agreement included certain direct expenses incurred by NRG on behalf of the Company in addition to the base management fee.
EPC Agreement by and between NECP and NRG
On October 31, 2016, NRG Business Services LLC, a subsidiary of NRG, and NECP, a wholly owned subsidiary of the Company, entered into an EPC agreement for the construction of a 73 MWt district energy system for NECP to provide 150 kpph of steam, 6,750 tons of chilled water and 7.5 MW of emergency backup power service to UPMC Mercy. The initial term of the energy services agreement with UPMC Mercy will be for a period of twenty years from the service commencement date.  Pursuant to the terms of the EPC agreement and amendments made through the end of 2017, NECP agreed to pay NRG Business Services LLC $88 million, subject to adjustment based upon certain conditions in the EPC agreement, upon substantial completion of the project. In addition, the capacity of the district energy system increased from 73 MWt to 80 MWt. The project is expected to reach commercial operations in the second quarter of 2018.

Note 13 — Contingencies
This note should be read in conjunction with the complete description under Note 16, Commitments and Contingencies, to the Company's 2017 Form 10-K.
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
Braun v. NRG Yield, Inc. — On April 19, 2016, plaintiffs filed a putative class action lawsuit against NRG Yield, Inc., the current and former members of its board of directors individually, and other parties in California Superior Court in Kern County, CA.  Plaintiffs allege various violations of the Securities Act due to the defendants’ alleged failure to disclose material facts related to low wind production prior to the NRG Yield, Inc.'s June 22, 2015 Class C common stock offering.  Plaintiffs seek compensatory damages, rescission, attorney’s fees and costs. The Defendants filed demurrers and a motion challenging jurisdiction on October 18, 2016. The case is currently stayed by agreement of the parties.  On May 2, 2018, the court approved a joint stipulation which provides: (i) plaintiffs' opposition brief is due on or before July 30, 2018; (ii) defendants' reply brief is due on or before October 5, 2018; and (iii) a hearing on the motions is scheduled on October 30, 2018.
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

ITEM 2 — Management's Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company's historical financial condition and results of operations, which were recast to include the effect of the Buckthorn Solar Drop Down Asset.
As you read this discussion and analysis, refer to the Company's Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three months ended March 31, 2018 and 2017. Also refer to the Company's 2017 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition.
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

Executive Summary
Introduction and Overview
The Company is a dividend growth-oriented company that has historically served as the primary vehicle through which NRG owns, operates and acquires contracted renewable and conventional generation and thermal infrastructure assets. The Company believes it is well positioned to be a premier company for investors seeking stable and growing dividend income from a diversified portfolio of lower-risk assets.
The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the U.S. The Company’s contracted generation portfolio collectively represents 5,118 net MW as of March 31, 2018. Nearly all of these assets sell substantially all of their output pursuant to long-term offtake agreements with creditworthy counterparties. The weighted average remaining contract duration of these offtake agreements was approximately 15 years as of March 31, 2018, based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,319 net MWt and electric generation capacity of 123 net MW. These thermal infrastructure assets provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
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
In connection with the NRG Transaction, the Company entered into a Consent and Indemnity Agreement with NRG and GIP setting forth key terms and conditions of the Company's consent to the NRG Transaction. The key provisions of the Consent and Indemnity Agreement are described in the Company's 2017 Form 10-K in Item 7, Management's Discussion and Analysis of Financial Condition and the Results of Operations.
Significant Events
Drop Down Asset Acquisitions

•
On March 30, 2018, the Company acquired 100% of NRG's interests in Buckthorn Solar Renewables LLC, or the Buckthorn Solar Drop Down Asset, which owns a 154 MW construction-stage utility-scale solar generation project, located in Texas, for cash consideration of $42 million, subject to working capital adjustments, plus assumed non-recourse debt of approximately $183 million. The purchase price for the Buckthorn Solar Drop Down Asset was funded with cash on hand and borrowings from the revolving credit facility. The project will sell power under a 25-year PPA to the City of Georgetown, Texas starting in July 2018 when it is expected to achieve commercial operation.

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

•
On April 30, 2018, the Company closed on the refinancing of the revolving credit facility, which extended the maturity of the facility to April 28, 2023 and decreased the Company's overall cost of borrowing. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.

Environmental Matters and Regulatory Matters
The Company’s environmental matters and regulatory matters are described in the Company’s 2017 Form 10-K in Item 1, Business — Regulatory Matters and Item 1A, Risk Factors.
Trends Affecting Results of Operations and Future Business Performance
The Company’s trends are described in the Company’s 2017 Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends Affecting Results of Operations and Future Business Performance.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended March 31,
(In millions)	2018	2017	Change
Operating Revenues
Energy and capacity revenues	$242	$238	$4
Contract amortization	(17)	(17)	—
Total operating revenues	225	221	4
Operating Costs and Expenses
Cost of fuels	20	16	4
Operations and maintenance	52	52	—
Other costs of operations	17	17	—
Depreciation and amortization	81	77	4
General and administrative	5	4	1
Acquisition-related transaction and integration costs	1	1	—
Total operating costs and expenses	176	167	9
Operating Income	49	54	(5)
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	4	19	(15)
Other income, net	1	1	—
Loss on debt extinguishment	—	(2)	2
Interest expense	(55)	(75)	20
Total other expense, net	(50)	(57)	7
Loss Before Income Taxes	(1)	(3)	2
Income tax benefit	(1)	(1)	—
Net Loss	—	(2)	2
Less: Pre-acquisition net income of Drop Down Assets	4	13	(9)
Net Loss Excluding Pre-acquisition Net Income of Drop Down Assets	(4)	(15)	11
Less: Loss attributable to noncontrolling interests	(20)	(12)	(8)
Net Income (Loss) Attributable to NRG Yield, Inc.	$16	$(3)	$19

	Three months ended March 31,
Business metrics:	2018	2017
Renewables MWh generated/sold (in thousands) (a)	1,616	1,677
Thermal MWt sold (in thousands)	617	569
Thermal MWh sold (in thousands) (b)	9	9
Conventional MWh generated (in thousands) (a)(c)	438	142
Conventional equivalent availability factor	85.0%	83.7%

(a) Volumes do not include the MWh generated/sold by the Company's equity method investments.
(b) MWh sold do not include 10 MWh and 7 MWh during the three months ended March 31, 2018 and 2017, respectively, generated by NRG Dover, a subsidiary of the Company, under the PPA with NRG Power Marketing, as further described in Note 12, Related Party Transactions.
(c) Volumes generated are not sold by the Company as the Conventional facilities sell capacity rather than energy.

Management’s Discussion of the Results of Operations for the Three Months Ended March 31, 2018 and 2017
Gross Margin
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
The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin, for the three months ended March 31, 2018 and 2017:

	Conventional Generation	Renewables	Thermal	Total
(In millions)
Three months ended March 31, 2018
Energy and capacity revenues	$80	$113	$49	$242
Cost of fuels	(1)	—	(19)	(20)
Contract amortization	(1)	(15)	(1)	(17)
Gross margin	78	98	29	205
Contract amortization	1	15	1	17
Economic gross margin	$79	$113	$30	$222

Three months ended March 31, 2017
Energy and capacity revenues	$76	$117	$45	$238
Cost of fuels	—	—	(16)	(16)
Contract amortization	(1)	(15)	(1)	(17)
Gross margin	75	102	28	205
Contract amortization	1	15	1	17
Economic gross margin	$76	$117	$29	$222
Gross margin remained flat during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to higher revenues at El Segundo in 2018 as a result of the forced outage in 2017, offset by an 8% decrease in volume generated at the Alta Wind projects due to low wind resources.

Depreciation and Amortization Expense
Depreciation and amortization expense increased by $4 million during the three months ended March 31, 2018, compared to the same period in 2017, due to changes in estimated useful lives for certain components of fixed assets in the first half of 2017 in the Conventional and Renewables segments.

Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates decreased by $15 million during the three months ended March 31, 2018, compared to the same period in 2017, primarily driven by the prior period HLBV income allocated to the Company’s interests in the Utah Portfolio and current period lower income allocated to the DGPV entities. The HLBV method of accounting generally allocates more losses to the TE investors in the first several years after fund formation, and conversely, more income to the Company. The prior period losses allocated to the TE investors were primarily driven by early tax losses allocated to the TE investor in the Utah Solar Portfolio. The current period lower income in the DGPV entities allocated to the Company relate to the impact of the change in federal tax rate on the HLBV calculations for DGPV Holdco 1 and DGPV Holdco 2, offset by early tax losses allocated to the TE investor and higher income allocated to the Company in DGPV Holdco 3, which was formed in September 2017.
Interest Expense
Interest expense decreased by $20 million during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to changes in the fair value of interest rate swaps during the first quarter of 2018.

Income Tax Expense
For the three months ended March 31, 2018, the Company recorded an income tax benefit of $1 million on a pretax loss of $1 million. For the same period in 2017, the Company recorded an income tax benefit of $1 million on a pretax loss of $3 million.
For the three months ended March 31, 2018 and 2017, the overall effective tax rate was different than the statutory rate of 21% and 35%, respectively primarily due to production and investment tax credits generated from certain wind and solar assets, respectively, and earnings allocated to NRG resulting from its interest in NRG Yield LLC.
Income Attributable to Noncontrolling Interests
For the three months ended March 31, 2018, the Company had income of $17 million attributable to NRG related to its economic interest in NRG Yield LLC. Additionally, for the three months ended March 31, 2018, the Company had a loss of $37 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method. For the three months ended March 31, 2017, the Company had a loss of $1 million attributable to NRG's economic interest in the Company and a loss of $11 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and application of the HLBV method, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation, reflecting the allocation of tax items such as production tax credits and tax depreciation to the fund investors.
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

Liquidity Position
As of March 31, 2018, the Company had $353 million of available borrowings under its revolving credit facility. As of March 31, 2018 and December 31, 2017, the Company's liquidity was $630 million and $682 million, respectively, comprised of the following:

(In millions)	March 31, 2018	December 31, 2017
Cash and cash equivalents:
NRG Yield, Inc. and NRG Yield LLC, excluding subsidiaries	$40	$24
Subsidiaries	133	124
Restricted cash:
Operating accounts	38	25
Reserves, including debt service, distributions, performance obligations and other reserves	66	143
Total	$277	$316
Revolving credit facility availability	353	366
Total liquidity	$630	$682
As of March 31, 2018, there were $75 million of outstanding borrowings and $67 million of letters of credit outstanding under the Company's revolving credit facility.
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
The following table summarizes the credit ratings for the Company and its Senior Notes as of March 31, 2018:

	S&P	Moody's
NRG Yield, Inc.	BB	Ba2
5.375% Senior Notes, due 2024	BB	Ba2
5.000% Senior Notes, due 2026	BB	Ba2
The ratings outlook is stable.
Sources of Liquidity
The Company's principal sources of liquidity include cash on hand, cash generated from operations, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. As described in Item 1— Note 7, Long-term Debt, and Note 9, Changes in Capital Structure, to this Form 10-Q and Note 10, Long-term Debt, to the consolidated financial statements included in the Company's 2017 Form 10-K, the Company's financing arrangements consist of the revolving credit facility, the 2019 Convertible Notes, the 2020 Convertible Notes, the Senior Notes, the ATM Program and project-level financings for its various assets.
On April 30, 2018, the Company closed on the refinancing of the revolving credit facility, which extended the maturity of the facility to April 28, 2023 and decreased the Company's overall cost of borrowing. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.

At-the-Market Equity Offering Program
The Company sold a total of 936,662 of Class C common stock for net proceeds of $16 million during the period ended March 31, 2018, $6 million of which were received in the second quarter of 2018. The Company incurred commission fees of $105 thousand during the period ended March 31, 2018.
Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Item 1 — Note 7, Long-term Debt; (ii) capital expenditures; (iii) acquisitions and investments; and (iv) cash dividends to investors.
Capital Expenditures
The Company's capital spending program is mainly focused on maintenance capital expenditures, consisting of costs to maintain the assets currently operating, such as costs to replace or refurbish assets, and growth capital expenditures consisting of costs to construct new assets, costs to complete the construction of assets where construction is in process, and capital expenditures related to acquiring additional thermal customers. For the three months ended March 31, 2018, the Company used approximately $18 million to fund capital expenditures, including growth expenditures of $10 million in the Renewables segment paid by NRG in connection with the construction of Buckthorn Solar. Buckthorn Solar is a utility-scale solar project acquired by the Company from NRG on March 30, 2018 as part of the Buckthorn Solar Drop Down Asset acquisition and constitutes a transfer of assets under common control, as further described in Note 3, Business Acquisitions. For the three months ended March 31, 2017, the Company used approximately $6 million to fund capital expenditures, of which $4 million related to maintenance expenditures. The Company develops annual capital spending plans based on projected requirements for maintenance and growth capital. The Company estimates $32 million of maintenance expenditures for 2018. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates.
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
Central CA Fuel Cell 1, LLC — On April 18, 2018, the Company acquired the Central CA Fuel Cell 1, LLC project in Tulare, California from FuelCell Energy Finance, Inc., for cash consideration of $11 million, subject to working capital adjustments. The project will add an additional 2.8 MW of thermal capacity to the Company's portfolio, with a 20-year PPA contract with the City of Tulare. The transaction will be reflected in the Company's Thermal segment.
Buckthorn Solar Drop Down Asset — On March 30, 2018, the Company acquired 100% of NRG's interests in Buckthorn Renewables, LLC, which owns a 154 MW construction-stage utility-scale solar generation project, located in Texas, or the Buckthorn Solar Drop Down Asset, for cash consideration of approximately $42 million, subject to working capital adjustments. The Company also assumed non-recourse debt of $183 million and non-controlling interest of $19 million (as of acquisition date) attributable to the TE Investor.
Carlsbad Energy Holdings LLC — On February 6, 2018, the Company entered into an agreement with NRG to purchase 100% of the membership interests in Carlsbad Energy Holdings LLC, which indirectly owns the Carlsbad project, a 527 MW natural gas fired project in Carlsbad, CA, pursuant to the ROFO Agreement. The purchase price for the transaction is $365 million in cash consideration, subject to customary working capital and other adjustments. The transaction is expected to close during the fourth quarter of 2018 and is contingent upon the consummation of the NRG Transaction.
Investment Partnership with NRG
During the three months ended March 31, 2018, the Company invested $6 million in distributed generation partnerships with NRG.

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
The following table lists the dividends paid on NRG Yield, Inc.'s Class A common stock and Class C common stock during the three months ended March 31, 2018:

First Quarter 2018
Dividends per Class A share	$0.298
Dividends per Class C share	$0.298
On April 24, 2018, NRG Yield, Inc. declared quarterly dividends on its Class A common stock and Class C common stock of $0.309 per share payable on June 15, 2018, to stockholders of record as of June 1, 2018.

Cash Flow Discussion
The following table reflects the changes in cash flows for the three months ended March 31, 2018, compared to the three months ended March 31, 2017:

	Three months ended March 31,
	2018	2017	Change
	(In millions)
Net cash provided by operating activities	$65	$64	$1
Net cash used in investing activities	(44)	(124)	80
Net cash used in financing activities	(60)	(115)	55

Changes to net cash provided by operating activities were driven by:
Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Difference in payments for the March 2017 Drop Down Assets and the Buckthorn Solar Drop Down Asset in 2018	$89
Higher capital expenditures driven primarily by the construction of the Buckthorn Solar Drop Down Asset in the first quarter 2018	(12)
Other	3
$80
Net Cash Used in Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Lower payments of distributions to NRG for the Drop Down Assets relating to the pre-acquisition period in 2018 compared to 2017	$21
Borrowings under the revolving credit facility in 2018	20
Increase in net contributions from noncontrolling interests due primarily to the initial contribution received from Buckthorn Solar's TE investor in 2018	16
Higher proceeds from the NRG Yield, Inc. Class C common stock offerings under the ATM Program, net of commission fees	3
Lower repayments of long-term debt and payments of debt issuance costs, partially offset by lower proceeds from the issuance of long-term debt in 2018	2
Increase in dividends paid to common stockholders, as declared dividends increased by 15% from 2017 to 2018	(7)
$55

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
As of December 31, 2017, the Company has a cumulative federal NOL carry forward balance of $870 million for financial statement purposes, which will begin expiring in 2033, and does not anticipate any federal income tax payments for 2018. As a result of the Company's tax position, and based on current forecasts, the Company does not anticipate significant income tax payments for state and local jurisdictions in 2018. Based on the Company's current and expected NOL balances generated primarily by accelerated tax depreciation of its property, plant and equipment, the Company does not expect to pay significant federal income tax for a period of approximately ten years inclusive of any NOL generated in 2018 or later subject to an 80% limitation against future taxable income pursuant to the Tax Cuts and Jobs Act.
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
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of March 31, 2018, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. Utah Solar Portfolio, GenConn, DGPV Holdco 1, RPV Holdco, DGPV Holdco 2, and DGPV Holdco 3 are variable interest entities for which the Company is not the primary beneficiary.
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $792 million as of March 31, 2018. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.
Contractual Obligations and Commercial Commitments
The Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2017 Form 10-K. See also Note 3, Business Acquisitions to this Form 10-Q for a discussion of additional contingencies that occurred during 2018.
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
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at March 31, 2018, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at March 31, 2018. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item — 1 Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses)/Gains	(In millions)
Fair value of contracts as of December 31, 2017	$(47)
Contracts realized or otherwise settled during the period	4
Changes in fair value	34
Fair value of contracts as of March 31, 2018	$(9)

	Fair value of contracts as of March 31, 2018
	Maturity
Fair Value Hierarchy (Losses)/Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$(8)	$(2)	$(1)	$2	$(9)
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
Recent Accounting Developments
See Item — 1 Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to several market risks in its normal business activities. Market risk is the potential loss that may result from market changes associated with the Company's power generation or with an existing or forecasted financial or commodity transaction. The types of market risks the Company is exposed to are commodity price risk, interest rate risk, liquidity risk, and credit risk. The following disclosures about market risk provide an update to, and should be read in conjunction with, Item 7A — Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2017 Form 10-K.
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
Most of the Company's project subsidiaries enter into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. See Note 10, Long-term Debt, to the Company's audited consolidated financial statements for the year ended December 31, 2017 included in the 2017 Form 10-K for more information about interest rate swaps of the Company's project subsidiaries.
If all of the interest rate swaps had been discontinued on March 31, 2018, the Company would have owed the counterparties $12 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of March 31, 2018, a 1% change in interest rates would result in an approximately $4 million change in market interest expense on a rolling twelve-month basis.
As of March 31, 2018, the fair value of the Company's debt was $6,020 million and the carrying value was $6,023 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by approximately $291 million.
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would cause a change of approximately $1 million to the net value of derivatives as of March 31, 2018.
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
Changes in Internal Control over Financial Reporting
Effective January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers.  Changes were made to relevant business processes and related control activities in order to monitor and maintain controls over financial reporting.  There were no other changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of the material legal proceedings in which the Company was involved through March 31, 2018, see Note 13, Contingencies, to this Form 10-Q.
ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company's 2017 Form 10-K. There have been no material changes in the Company's risk factors since those reported in its 2017 Form 10-K.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
On April 30, 2018, each of NRG Yield Operating LLC, as borrower, and NRG Yield LLC, as guarantor, entered into the Third Amendment to the Amended and Restated Credit Agreement and Administrative Agent Resignation and Appointment Agreement (the "Third Amendment"), with certain subsidiaries of NRG Yield Operating LLC party thereto, as guarantors, JPMorgan Chase Bank, N.A., as the successor administrative agent, Royal Bank of Canada, or RBC, as the resigning administrative agent, and the lenders party thereto, which amended that certain Amended and Restated Credit Agreement, dated as of April 25, 2014 (as amended as of June 26, 2015 and as further amended on February 6, 2018, the “Existing Credit Agreement”), among NRG Yield Operating LLC, NRG Yield LLC, certain subsidiaries of NRG Yield Operating LLC party thereto, the lenders party thereto and RBC, as administrative agent, providing for revolving commitments in an aggregate principal amount of $495 million.

The Third Amendment amends the Existing Credit Agreement to, among other things:

•	Extend the maturity date of the advances to April 28, 2023;

•
Increase the letter of credit sub-facility up to a maximum principal amount that is the lesser of (a) $495 million and (b) the aggregate amount of the letter of credit commitments accepted by the letter of credit issuers;

•
Reduce the interest rate by 75 basis points such that advances will bear interest at rate per annum equal to LIBOR or a base rate plus an applicable margin determined by reference to a leverage based pricing grid and ranging from (a) 1.50% to 2.00% in the case of LIBOR loans and (b) 0.50% to 1.00% in the case of base rate loans;

•
Reduce the commitment fee payable to the lenders on the average daily amount of the unused portion of the revolving commitments to range from 0.25% to 0.35% per annum determined by reference to a leverage based pricing grid;

•	Increase certain baskets in the covenants that limit activities of NRG Yield Operating LLC and the guarantor subsidiaries; and

•	Release NRG Energy Center Omaha LLC and NRG Center Omaha Holdings LLC as guarantors.

The foregoing description of the Third Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Third Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
10.1
Third Amendment to Amended and Restated Credit Agreement and Administrative Agent Resignation and Appointment Agreement, dated as of April 30, 2018, by and among NRG Yield Operating LLC, NRG Yield LLC, the guarantors party thereto, Royal Bank of Canada, as Resigning Administrative Agent, JPMorgan Chase Bank, N.A., as Successor Administrative Agent, and the lenders party thereto.
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

NRG YIELD, INC. (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
Chief Executive Officer (Principal Executive Officer)

/s/ CHAD PLOTKIN
Chad Plotkin
Chief Financial Officer (Principal Financial Officer)

/s/ DAVID CALLEN
David Callen
Date: May 3, 2018	Chief Accounting Officer (Principal Accounting Officer)