Form 10-Q
period 2018-06-30
NRG Yield, Inc.
filed 2018-08-02
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2018

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
Yes ☐       No ☒
As of July 31, 2018, there were 34,586,250 shares of Class A common stock outstanding, par value $0.01 per share, 42,738,750 shares of Class B common stock outstanding, par value $0.01 per share, 69,129,643 shares of Class C common stock outstanding, par value $0.01 per share, and 42,738,750 shares of Class D common stock outstanding, par value $0.01 per share.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of NRG Yield, Inc., together with its consolidated subsidiaries, or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors in Part I, of the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as well as the following:

•	The Company's ability to maintain and grow its quarterly dividend;

•	Potential risks to the Company as a result of the NRG Transaction;

•	The Company's ability to successfully identify, evaluate and consummate acquisitions from third parties;

•	The Company's ability to acquire assets from NRG and, following the consummation of the NRG Transaction, the Company's ability to acquire assets under a new right of first offer agreement;

•	The Company's ability to raise additional capital due to its indebtedness, corporate structure, market conditions or otherwise;

•	Changes in law, including judicial decisions;

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2017 Form 10-K	NRG Yield, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017
2019 Convertible Notes	$345 million aggregate principal amount of 3.50% convertible notes due 2019, issued by NRG Yield, Inc.
2020 Convertible Notes	$287.5 million aggregate principal amount of 3.25% convertible notes due 2020, issued by NRG Yield, Inc.
2024 Senior Notes	$500 million aggregate principal amount of 5.375% unsecured senior notes due 2024, issued by NRG Yield Operating LLC
2026 Senior Notes	$350 million aggregate principal amount of 5.00% unsecured senior notes due 2026, issued by NRG Yield Operating LLC
Adjusted EBITDA	Represents EBITDA adjusted for mark-to-market gains or losses, asset write offs and impairments; and factors which the Company does not consider indicative of future operating performance
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates - updates to the ASC
ATM Program	At-The-Market Equity Offering Program
August 2017 Drop Down Assets	The remaining 25% interest in NRG Wind TE Holdco, an 814 net MW portfolio of twelve wind projects, acquired from NRG on August 1, 2017
Buckthorn Solar Drop Down Asset	Buckthorn Renewables, LLC, which owns 100% of Buckthorn Solar Portfolio, LLC, which was acquired by NRG Yield Operating LLC from NRG on March 30, 2018
Buffalo Bear	Buffalo Bear, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Buffalo Bear project
CAFD
Cash Available for Distribution (CAFD) is Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, cash receipts from notes receivable, cash distributions from noncontrolling interests, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, Walnut Creek investment payments, and changes in prepaid and accrued capacity payments

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

Economic Gross Margin	Energy and capacity revenue less cost of fuels
El Segundo	El Segundo Energy Center LLC, the indirect, operating subsidiary of Natural Gas Repowering LLC, which owns the El Segundo Energy Center project
EPC	Engineering, Procurement and Construction
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GIP	Global Infrastructure Partners
HLBV	Hypothetical Liquidation at Book Value

IASB	International Accounting Standards Board
ISO	Independent System Operator, also referred to as RTO
January 2015 Drop Down Assets	The Laredo Ridge, Tapestry and Walnut Creek projects, which were acquired by NRG Yield Operating LLC from NRG on January 2, 2015
Kansas South	NRG Solar Kansas South LLC, the operating subsidiary of NRG Solar Kansas South Holdings LLC, which owns the Kansas South project
KPPH	Kilo Pascals Per Hour
Laredo Ridge	Laredo Ridge Wind, LLC, the operating subsidiary of Mission Wind Laredo, LLC, which owns the Laredo Ridge project
LIBOR	London Inter-Bank Offered Rate
March 2017 Drop Down Assets
(i) Agua Caliente Borrower 2 LLC, which owns a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm and (ii) NRG's 100% ownership in the Class A equity interests in the Utah Solar Portfolio (defined below), both acquired by the Company on March 27, 2017

Marsh Landing	NRG Marsh Landing LLC, formerly GenOn Marsh Landing LLC
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
NECP	NRG Energy Center Pittsburgh LLC, a subsidiary of the Company
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG Yield, Inc. net of collateral
NOLs	Net Operating Losses
November 2015 Drop Down Assets	75% of the Class B interests of NRG Wind TE Holdco, which owns a portfolio of 12 wind facilities totaling 814 net MW, which was acquired by NRG Yield Operating LLC from NRG on November 3, 2015
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

Third Amendment	Third Amendment to Amended and Restated Credit Agreement and Administrative Agent Resignation and Appointment Agreement, dated as of April 30, 2018
UPMC Thermal Project	The University of Pittsburgh Medical Center Thermal Project, a 73 MWt district energy system that allows NECP to provide steam, chilled water and 7.5 MW of emergency backup power service to UPMC.
U.S.	United States of America
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

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share amounts)	2018	2017 (a)	2018	2017 (a)
Operating Revenues
Total operating revenues	$307	$288	$532	$509
Operating Costs and Expenses
Cost of operations	74	77	163	162
Depreciation and amortization	82	79	163	156
General and administrative	6	6	11	10
Acquisition-related transaction and integration costs	1	1	2	2
Total operating costs and expenses	163	163	339	330
Operating Income	144	125	193	179
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	29	16	33	35
Other income, net	1	1	2	2
Loss on debt extinguishment	—	—	—	(2)
Interest expense	(71)	(90)	(126)	(165)
Total other expense, net	(41)	(73)	(91)	(130)
Income Before Income Taxes	103	52	102	49
Income tax expense	7	8	6	7
Net Income	96	44	96	42
Less: Pre-acquisition net income of Drop Down Assets	—	2	4	15
Net Income Excluding Pre-acquisition Net Income of Drop Down Assets	96	42	92	27
Less: Income (loss) attributable to noncontrolling interests	17	14	(3)	2
Net Income Attributable to NRG Yield, Inc.	$79	$28	$95	$25
Earnings Per Share Attributable to NRG Yield, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic	35	35	35	35
Weighted average number of Class A common shares outstanding - diluted	49	49	49	35
Weighted average number of Class C common shares outstanding - basic	67	63	66	63
Weighted average number of Class C common shares outstanding - diluted	78	74	77	63
Earnings per Weighted Average Class A and Class C Common Share - Basic	$0.77	$0.29	$0.94	$0.26
Earnings per Weighted Average Class A Common Share - Diluted	0.61	0.26	0.80	0.26
Earnings per Weighted Average Class C Common Share - Diluted	0.70	0.28	0.89	0.26
Dividends Per Class A Common Share	0.309	0.27	0.607	0.53
Dividends Per Class C Common Share	$0.309	$0.27	$0.607	$0.53

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2018	2017 (a)	2018	2017 (a)
Net Income	$96	$44	$96	$42
Other Comprehensive Gain (Loss), net of tax
Unrealized gain (loss) on derivatives, net of income tax (expense) benefit of $0, $1, ($3) and $0	7	(6)	24	—
Other comprehensive gain (loss)	7	(6)	24	—
Comprehensive Income	103	38	120	42
Less: Pre-acquisition net income of Drop Down Assets	—	2	4	15
Less: Comprehensive income attributable to noncontrolling interests	21	11	10	2
Comprehensive Income Attributable to NRG Yield, Inc.	$82	$25	$106	$25

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except shares)	June 30, 2018	December 31, 2017 (a)
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$130	$148
Restricted cash	139	168
Accounts receivable — trade	132	95
Inventory	39	39
Notes receivable	6	13
Prepayments and other current assets	26	19
Total current assets	472	482
Property, plant and equipment, net	5,376	5,410
Other Assets
Equity investments in affiliates	1,183	1,178
Intangible assets, net	1,192	1,228
Derivative instruments	23	1
Deferred income taxes	120	128
Other non-current assets	82	62
Total other assets	2,600	2,597
Total Assets	$8,448	$8,489
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$651	$339
Accounts payable — trade	40	46
Accounts payable — affiliate	47	49
Derivative instruments	6	18
Accrued expenses and other current liabilities	60	88
Total current liabilities	804	540
Other Liabilities
Long-term debt	5,244	5,659
Derivative instruments	12	31
Other non-current liabilities	101	100
Total non-current liabilities	5,357	5,790
Total Liabilities	6,161	6,330
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 189,145,393 shares issued and outstanding (Class A 34,586,250, Class B 42,738,750, Class C 69,081,643, Class D 42,738,750) at June 30, 2018 and 184,780,837 shares issued and outstanding (Class A 34,586,250, Class B 42,738,750, Class C 64,717,087, Class D 42,738,750) at December 31, 2017	1	1
Additional paid-in capital	1,859	1,843
Retained earnings (accumulated deficit)	25	(69)
Accumulated other comprehensive loss	(17)	(28)
Noncontrolling interest	419	412
Total Stockholders' Equity	2,287	2,159
Total Liabilities and Stockholders' Equity	$8,448	$8,489

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

NRG YIELD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2018	2017 (a)
	(In millions)
Cash Flows from Operating Activities
Net income	$96	$42
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(33)	(35)
Distributions from unconsolidated affiliates	32	29
Depreciation and amortization	163	156
Amortization of financing costs and debt discounts	13	11
Amortization of intangibles and out-of-market contracts	35	34
Adjustment for debt extinguishment	—	2
Changes in deferred income taxes	6	7
Derivative interest (income) expense	(32)	2
(Gain) loss on disposal of asset components	(1)	4
Changes in prepaid and accrued liabilities for tolling agreements	(62)	(64)
Changes in other working capital	(36)	(19)
Net Cash Provided by Operating Activities	181	169
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(11)	—
Payments for the Drop Down Assets	(126)	(131)
Capital expenditures	(45)	(60)
Cash receipts from notes receivable	7	9
Return of investment from unconsolidated affiliates	18	25
Investments in unconsolidated affiliates	(16)	(33)
Other	7	—
Net Cash Used in Investing Activities	(166)	(190)
Cash Flows from Financing Activities
Net contributions from noncontrolling interests	94	15
Net distributions and return of capital to NRG prior to the acquisition of Drop Down Assets	—	(26)
Net proceeds from the issuance of common stock	75	16
Payments of dividends and distributions	(113)	(97)
Payments of debt issuance costs	(5)	(12)
Proceeds from the revolving credit facility	35	—
Payments for the revolving credit facility	(90)	—
Proceeds from the issuance of long-term debt	227	99
Payments for long-term debt	(285)	(172)
Net Cash Used in Financing Activities	(62)	(177)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(47)	(198)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	316	498
Cash, Cash Equivalents and Restricted Cash at End of Period	$269	$300

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
The Company believes it is well positioned to be a premier company for investors seeking stable and growing dividend income from a diversified portfolio of lower-risk assets. The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the U.S. The Company’s contracted generation portfolio collectively represents 5,118 net MW as of June 30, 2018. Nearly all of these assets sell substantially all of their output pursuant to long-term offtake agreements with creditworthy counterparties. The weighted average remaining contract duration of these offtake agreements was approximately 15 years as of June 30, 2018 based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,392 net MWt and electric generation capacity of 133 net MW. These thermal infrastructure assets provide steam, hot and/or chilled water, and, in some instances, electricity to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
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
The following table represents the structure of the Company as of June 30, 2018:

On February 6, 2018, Global Infrastructure Partners, or GIP, entered into a purchase and sale agreement with NRG, or the NRG Transaction, for the acquisition of NRG's full ownership interests in the Company and NRG's renewable development and operations platform. The NRG Transaction is subject to certain closing conditions, including customary legal and regulatory approvals. As of July 31, 2018, all regulatory approvals have been obtained and the Company expects the NRG Transaction to close in the third quarter of 2018. NRG is currently the Company's controlling stockholder and the Company has been highly dependent on NRG for, among other things, growth opportunities and management and administration services. In connection with the NRG Transaction, the Company entered into a Consent and Indemnity Agreement with NRG and GIP setting forth key terms and conditions of the Company's consent to the NRG Transaction.
For further discussion of the NRG Transaction, refer to Item 1 - Business in the Company's 2017 Form 10-K. For risks related to the NRG Transaction and the Company's relationship with NRG see Part I, Item 1A, Risk Factors in the Company's 2017 Form 10-K.
As of June 30, 2018, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Conventional
El Segundo	100%	550	Southern California Edison	2023
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Pacific Gas and Electric	2023
Walnut Creek	100%	485	Southern California Edison	2023
		1,945
Utility Scale Solar
Agua Caliente	16%	46	Pacific Gas and Electric	2039
Alpine	100%	66	Pacific Gas and Electric	2033
Avenal	50%	23	Pacific Gas and Electric	2031
Avra Valley	100%	26	Tucson Electric Power	2032
Blythe	100%	21	Southern California Edison	2029
Borrego	100%	26	San Diego Gas and Electric	2038
CVSR	100%	250	Pacific Gas and Electric	2038
Desert Sunlight 250	25%	63	Southern California Edison	2034
Desert Sunlight 300	25%	75	Pacific Gas and Electric	2039
Kansas South	100%	20	Pacific Gas and Electric	2033
Roadrunner	100%	20	El Paso Electric	2031
TA High Desert	100%	20	Southern California Edison	2033
Utah Solar Portfolio (b) (e)	50%	265	PacifiCorp	2036
		921
Distributed Solar
Apple I LLC Projects	100%	9	Various	2032
AZ DG Solar Projects	100%	5	Various	2025 - 2033
SPP Projects	100%	25	Various	2026 - 2037
Other DG Projects	100%	13	Various	2023 - 2039
		52
Wind
Alta I	100%	150	Southern California Edison	2035
Alta II	100%	150	Southern California Edison	2035
Alta III	100%	150	Southern California Edison	2035
Alta IV	100%	102	Southern California Edison	2035
Alta V	100%	168	Southern California Edison	2035
Alta X (b)	100%	137	Southern California Edison	2038
Alta XI (b)	100%	90	Southern California Edison	2038
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Crosswinds (b) (f)	99%	21	Corn Belt Power Cooperative	2027
Elbow Creek (b) (f)	100%	122	NRG Power Marketing LLC	2022
Elkhorn Ridge (b) (f)	66.7%	54	Nebraska Public Power District	2029
Forward (b) (f)	100%	29	Constellation NewEnergy, Inc.	2022

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Goat Wind (b) (f)	100%	150	Dow Pipeline Company	2025
Hardin (b) (f)	99%	15	Interstate Power and Light Company	2027
Laredo Ridge	100%	80	Nebraska Public Power District	2031
Lookout (b) (f)	100%	38	Southern Maryland Electric Cooperative	2030
Odin (b) (f)	99.9%	20	Missouri River Energy Services	2028
Pinnacle	100%	55	Maryland Department of General Services and University System of Maryland	2031
San Juan Mesa (b) (f)	75%	90	Southwestern Public Service Company	2025
Sleeping Bear (b) (f)	100%	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork (b) (f)	100%	19	PacifiCorp	2028
Spring Canyon II (b)	90.1%	29	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	25	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado (b) (f)	100%	161	Southwestern Public Service Company	2027
		2,200
Thermal
NRG Energy Center Dover LLC	100%	103	NRG Power Marketing LLC	2018
Thermal generation	100%	30	Various	Various
		133
Total net generation capacity(c)		5,251

Thermal equivalent MWt (d)	100%	1,392	Various	Various

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of June 30, 2018.
(b) Projects are part of tax equity arrangements.
(c) The Company's total generation capacity is net of 6 MWs for noncontrolling interest for Spring Canyon II and III. The Company's generation capacity including this noncontrolling interest was 5,257 MWs.
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
(f) Projects are part of NRG Wind TE Holdco portfolio.
In addition to the facilities owned or leased in the table above, the Company entered into partnerships to own or purchase solar power generation projects, as well as other ancillary related assets from a related party via intermediate funds.  The Company does not consolidate these partnerships and accounts for them as equity method investments. The Company's net interest in these projects is 268 MW based on cash to be distributed as of June 30, 2018. For further discussions, see Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities of this Form 10-Q and Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities to the consolidated financial statements included in the Company's 2017 Form 10-K.
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

Recast of the Historical Financial Statements
As described in Note 3, Business Acquisitions, on March 30, 2018, the Company acquired 100% of NRG's interests in Buckthorn Renewables, LLC, which owned a 154 MW construction-stage utility-scale solar generation project, or the Buckthorn Solar Drop Down Asset, for cash consideration of approximately $42 million, subject to working capital adjustments, plus assumed non-recourse debt of approximately $183 million and non-controlling interest of $19 million (as of the acquisition date) attributable to the Class A member. On May 31, 2018, $132 million of non-recourse debt was converted to a term loan with an expected maturity of May 2025, and the remainder of the non-recourse debt was repaid with the final proceeds from the Class A member upon the project reaching substantial completion in May 2018. The purchase price was funded with cash on hand and borrowings from the revolving credit facility.
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
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of June 30, 2018, and the results of operations, comprehensive income (loss) and cash flows for the six months ended June 30, 2018 and 2017.
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
Accumulated Depreciation, Accumulated Amortization
The following table presents the accumulated depreciation included in the property, plant and equipment, net, and accumulated amortization included in intangible assets, net, respectively, as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$1,428	$1,285
Intangible Assets Accumulated Amortization	272	237

Noncontrolling Interests
Stockholders' equity represents the equity associated with the Class A and Class C common stockholders, the equity associated with the Class B and Class D common stockholder, NRG, and the third-party interests under certain tax equity arrangements are classified as noncontrolling interests. The following table reflects the changes in the Company's noncontrolling interest balance:

(In millions)
Balance as of December 31, 2017 as previously reported (a)	$391
Net Assets of Buckthorn Solar Drop Down Asset as of December 31, 2017	21
Balance as of December 31, 2017 as recast	$412
Capital contributions from tax equity investors, net of distributions	109
Payment for the Buckthorn Solar Drop Down Asset	(42)
Non cash distributions to NRG in connection with the UPMC Thermal Project Asset Acquisition	(13)
Pre-acquisition net income of the Buckthorn Solar Drop Down Asset	4
Comprehensive income	10
Non-cash adjustment for change in tax basis of assets	2
Distributions to NRG, net	(63)
Balance as of June 30, 2018	$419

(a) As previously reported in the Company's Form 10-K for the year ended December 31, 2017.
NRG Yield LLC Distributions to NRG
The following table lists the distributions paid to NRG on NRG Yield LLC's Class B and D units during the six months ended June 30, 2018:

	Second Quarter 2018	First Quarter 2018
Distributions per Class B Unit	$0.309	$0.298
Distributions per Class D Unit	$0.309	$0.298
On July 24, 2018, NRG Yield LLC declared a distribution on its Class A, Class B, Class C and Class D units of $0.320 per unit payable on September 18, 2018 to unit holders of record as of September 4, 2018.
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
Renewable Energy Credits, or RECs
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

Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2018, along with the reportable segment for each category:

	Three months ended June 30, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$2	$193	$43	$238
Capacity revenue(a)	85	—	2	87
Contract amortization	(2)	(16)	—	(18)
Total operating revenue	85	177	45	307
Less: Lease revenue	(87)	(179)	(1)	(267)
Less: Contract amortization	2	16	—	18
Total revenue from contracts with customers	$—	$14	$44	$58

(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 840:

	Conventional Generation	Renewables	Thermal	Total
Energy Revenue	$2	$179	$1	$182
Capacity Revenue	85	—	—	85
	87	179	1	267

	Six months ended June 30, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(b)	$3	$306	$89	$398
Capacity revenue(b)	164	—	5	169
Contract amortization	(3)	(31)	(1)	(35)
Total operating revenue	164	275	93	532
Less: Lease revenue	(167)	(280)	(1)	(448)
Less: Contract amortization	3	31	1	35
Total revenue from contracts with customers	$—	$26	$93	$119

(b) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 840:

	Conventional Generation	Renewables	Thermal	Total
Energy Revenue	$3	$280	$1	$284
Capacity Revenue	164	—	—	164
	167	280	1	448
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

Contract Balances
The following table reflects the contract assets and liabilities included on the Company’s balance sheet as of June 30, 2018:

(In millions)	June 30, 2018

Accounts receivable, net - Contracts with customers	$29
Accounts receivable, net - Leases	103
Total accounts receivable, net	$132

Income Taxes
NRG Yield, Inc. is included in certain NRG consolidated unitary state tax return filings which is reflected in NRG Yield, Inc.'s state effective tax rate. If NRG Yield, Inc. filed under a separate standalone methodology, there would be an additional state tax expense of approximately $2 million as of June 30, 2018 due to a change in the NRG Yield, Inc. state effective tax rate.
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
Note 3 — Business Acquisitions
2018 Acquisitions
UPMC Thermal Project Asset Acquisition — On June 19, 2018, upon reaching substantial completion, the Company acquired from NRG the UPMC Thermal Project for cash consideration of $84 million, subject to working capital adjustments. The Company also recorded a payable of $4 million to be paid to NRG upon final completion of the project pursuant to the EPC agreement, as discussed in Note 12, Related Party Transactions. The project adds 73 MWt of thermal equivalent capacity and 7.5 MW of emergency backup thermal capacity to the Company's portfolio. The transaction is reflected in the Company's Thermal segment. The acquisition was funded with the proceeds from the sale of the Series E Notes and Series F Notes, as further described in Note 7, Long-term Debt. The assets transferred to the Company relate to interests under common control by NRG and were recorded at book value in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the purchase price and book value of the assets was recorded as a distribution to NRG and decreased the balance of its noncontrolling interest. The acquisition was determined to be an asset acquisition and not a business combination, therefore no recast of the historical financial information was deemed necessary.
Central CA Fuel Cell 1, LLC — On April 18, 2018, the Company acquired the Central CA Fuel Cell 1, LLC project in Tulare, California from FuelCell Energy Finance, Inc., for cash consideration of $11 million, subject to working capital adjustments. The project adds 2.8 MW of thermal capacity to the Company's portfolio, with a 20-year PPA contract with the City of Tulare. The transaction is reflected in the Company's Thermal segment.

Buckthorn Solar Drop Down Asset — On March 30, 2018, the Company acquired 100% of NRG's interests in Buckthorn Renewables, LLC, which owned a 154 MW construction-stage utility-scale solar generation project located in Texas, or the Buckthorn Solar Drop Down Asset, for cash consideration of approximately $42 million, subject to working capital adjustments. The Company also assumed non-recourse debt of $183 million and non-controlling interest of $19 million (as of acquisition date) attributable to the Class A member, as further described below. The Company converted $132 million of non-recourse debt to a term loan and the remainder of the outstanding debt was paid down with the contribution from the Class A member in the amount of $80 million upon the project reaching substantial completion in May 2018. The purchase price for the Buckthorn Solar Drop Down Asset was funded with cash on hand and borrowings from the Company's revolving credit facility. The assets and liabilities transferred to the Company relate to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid and historical value of the entities' equity was recorded as a distribution to NRG and decreased the balance of its noncontrolling interest. Since the transaction constituted a transfer of net assets under common control, the guidance requires retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control.
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
The project sells power under a 25-year PPA to the City of Georgetown, Texas, which commenced in July 2018.
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
The following tables present a summary of the Company's historical information combining the financial information for the Buckthorn Solar Drop Down Asset, November 2017 Drop Down Assets and August 2017 Drop Down Assets transferred in connection with the acquisition:

	Three months ended June 30, 2017
	As Previously Reported (a)	Buckthorn Solar Drop Down Asset	November 2017 Drop Down Assets	August 2017 Drop Down Assets	As Currently Reported
(In millions)
Total operating revenues	$284	$—	$4	$—	$288
Operating income	122	—	3	—	125
Net income (loss)	45	(3)	2	—	44
Less: Pre-acquisition net (loss) income of Drop Down Assets	—	(3)	2	3	2
Less: Income (loss) attributable to noncontrolling interests	17	—	—	(3)	14
Net income attributable to NRG Yield, Inc.	28	—	—	—	28

	Six months ended June 30, 2017
	As Previously Reported (a)	Buckthorn Solar Drop Down Asset	November 2017 Drop Down Assets	August 2017 Drop Down Assets	As Currently Reported
(In millions)
Total operating revenues	$502	$—	$7	$—	$509
Operating income	176	—	3	—	179
Net income (loss)	44	(3)	1	—	42
Less: Pre-acquisition net income (loss) of Drop Down Assets	12	(3)	1	5	15
Less: Income (loss) attributable to noncontrolling interests	7	—	—	(5)	2
Net income attributable to NRG Yield, Inc.	25	—	—	—	25

(a) As previously reported in the Company's Form 10-Q for the quarter ended June 30, 2017.
March 2017 Drop Down Assets — On March 27, 2017, the Company acquired the following interests from NRG: (i) Agua Caliente Borrower 2 LLC, which owns a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm, one of the ROFO Assets, representing ownership of approximately 46 net MW of capacity and (ii) NRG's interests in the Utah Solar Portfolio. Agua Caliente is located in Yuma County, AZ and sells power subject to a 25-year PPA with Pacific Gas and Electric, with 22 years remaining on that contract. The seven utility-scale solar farms in the Utah Solar Portfolio are owned by the following entities: Four Brothers Capital, LLC, Iron Springs Capital, LLC, and Granite Mountain Capital, LLC. These utility-scale solar farms achieved commercial operations in 2016, sell power subject to 20-year PPAs with PacifiCorp, a subsidiary of Berkshire Hathaway and are part of a tax equity structure with Dominion Solar Projects III, Inc., or Dominion, through which the Company is entitled to receive 50% of cash to be distributed, as further described below. The Company paid cash consideration of $128 million, which includes $3 million of final net working capital adjustment received by the Company from NRG. The acquisition of the March 2017 Drop Down Assets was funded with cash on hand. The Company recorded the acquired interests as equity method investments. The Company also assumed non-recourse debt of $41 million and $287 million on Agua Caliente Borrower 2 LLC and the Utah Solar Portfolio, respectively, as well as its pro-rata share of non-recourse project-level debt of Agua Caliente Solar LLC, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities.
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
Buckthorn Renewables, LLC — As described in Note 3, Business Acquisitions, on March 30, 2018, the Company acquired 100% of NRG’s interest in a 154 MW construction-stage utility-scale solar generation project, Buckthorn Renewables, LLC, which owns 100% interest in Buckthorn Solar Portfolio, LLC, which in turn owns 100% of the Class B membership interests in Buckthorn Holdings, LLC for total consideration of approximately $42 million, subject to working capital adjustments. The Company also assumed non-recourse debt of $183 million and non-controlling interest of $19 million attributable to the Class A member, as further described below. On May 31, 2018, $132 million of non-recourse debt was converted to a term loan with an expected maturity of May 2025, and the remainder of the non-recourse debt was repaid with final proceeds from the Class A member upon the project reaching substantial completion in May 2018. Buckthorn Holdings, LLC is a tax equity fund, which is a variable interest entity that is consolidated by Buckthorn Solar Portfolio, LLC. The Company is the primary beneficiary, through its position as managing member, and indirectly consolidates Buckthorn Holdings, LLC through Buckthorn Solar Portfolio, LLC. The Class A member is a tax equity investor who made its initial capital contribution of $19 million on March 30, 2018, which is reflected as noncontrolling interest on the Company’s consolidated balance sheet. The project achieved substantial completion in May 2018, at which time the remaining contributions in the amount of $80 million were funded. The Company utilizes the HLBV method to determine the net income or loss allocated to the tax equity investor noncontrolling interest. The Company recorded $51 million of loss attributable to its non-controlling interest in Buckthorn Renewables, LLC during the period ended June 30, 2018.
Summarized financial information for the Company's consolidated VIEs consisted of the following as of June 30, 2018:

(In millions)	NRG Wind TE Holdco	Alta Wind TE Holdco	Spring Canyon	Buckthorn Renewables, LLC
Other current and non-current assets	$163	$23	$1	$24
Property, plant and equipment	362	423	93	226
Intangible assets	2	256	—	—
Total assets	527	702	94	250
Current and non-current liabilities	184	9	4	141
Total liabilities	184	9	4	141
Noncontrolling interest	10	72	48	48
Net assets less noncontrolling interests	$333	$621	$42	$61
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

The Company's maximum exposure to loss as of June 30, 2018, is limited to its equity investment in the unconsolidated entities, as further summarized in the table below:

(In millions)	Maximum exposure to loss
Four Brothers Solar, LLC	$209
GenConn Energy LLC	100
NRG DGPV Holdco 1 LLC	81
Granite Mountain Holdings, LLC	76
NRG DGPV Holdco 3 LLC	75
NRG DGPV Holdco 2 LLC	61
Iron Springs Holdings, LLC	53
NRG RPV Holdco 1 LLC	46
NRG DGPV Holdco 1 LLC — The Company invested $4 million of cash during the six months ended June 30, 2018 into DGPV Holdco 1 LLC and recorded $3 million due to NRG in accounts payable - affiliate as of June 30, 2018 to be funded in tranches as the project milestones are completed. The Company owns approximately 52 MW of distributed solar capacity, based on cash to be distributed, with a weighted average remaining contract life of approximately 18 years as of June 30, 2018.
NRG DGPV Holdco 3 LLC — The Company invested $12 million of cash during the six months ended June 30, 2018 into DGPV Holdco 3 LLC and recorded $10 million due to NRG in accounts payable - affiliate as of June 30, 2018 to be funded in tranches as the project milestones are completed. The Company owns approximately 59 MW of distributed solar capacity, based on cash to be distributed, with a weighted average remaining contract life of approximately 21 years as of June 30, 2018.
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

Non-recourse project-level debt of unconsolidated affiliates
Agua Caliente Financing — As described in Note 3, Business Acquisitions, on March 27, 2017, the Company acquired a 16% interest in the Agua Caliente solar facility through its acquisition of Agua Caliente Borrower 2 LLC. As of June 30, 2018, Agua Caliente Solar LLC, the direct owner of the Agua Caliente solar facility, had $812 million outstanding under the Agua Caliente financing agreement with the Federal Financing Bank, or FFB, borrowed to finance the costs of constructing the facility. The Company's pro-rata share of the Agua Caliente financing arrangement was $130 million as of June 30, 2018. Amounts borrowed under the Agua Caliente financing agreement accrue interest at a fixed rate based on U.S. Treasury rates plus a spread of 0.375%, mature in 2037 and are secured by the assets of Agua Caliente Solar LLC. The loans provided by the FFB are guaranteed by the U.S. DOE.
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
The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of June 30, 2018		As of December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In millions)
Assets:
Notes receivable	$6	$6	$13	$13
Liabilities:
Long-term debt, including current portion (a)	$5,957	$5,936	$6,066	$6,099

(a) Excludes deferred financing costs, which are recorded as a reduction to long-term debt on the Company's consolidated balance sheets.
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018		As of December 31, 2017
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$1,456	$4,480	$1,502	$4,597
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2018	As of December 31, 2017
	Fair Value (a)	Fair Value (a)
(In millions)	Level 2	Level 2
Derivative assets:
Commodity contracts	$—	$1
Interest rate contracts	24	1
Total assets	24	2
Derivative liabilities:
Commodity contracts	1	1
Interest rate contracts	17	48
Total liabilities	$18	$49

(a) There were no derivative assets or liabilities classified as Level 1 or Level 3 as of June 30, 2018 and December 31, 2017.

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
The fair value of each contract is discounted using a risk free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the net exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company uses NRG's default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of June 30, 2018, the credit reserve was $1 million in interest expense. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
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
Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including solar and other PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of June 30, 2018, credit risk exposure to these counterparties attributable to the Company's ownership interests was approximately $2.6 billion for the next five years. The majority of these power contracts are with utilities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations, which the Company is unable to predict.

Note 6 — Accounting for Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Note 7, Accounting for Derivative Instruments and Hedging Activities, to the consolidated financial statements included in the Company's 2017 Form 10-K.
Energy-Related Commodities
As of June 30, 2018, the Company had energy-related derivative instruments extending through 2020. At June 30, 2018, these contracts were not designated as cash flow or fair value hedges.
Interest Rate Swaps
As of June 30, 2018, the Company had interest rate derivative instruments on non-recourse debt extending through 2041, a portion of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy of the Company's open derivative transactions broken out by commodity:

		Total Volume
		June 30, 2018	December 31, 2017
Commodity	Units	(In millions)
Natural Gas	MMBtu	1	2
Interest	Dollars	$1,972	$2,050
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets (a)		Derivative Liabilities
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$1	$—	$1	$4
Interest rate contracts long-term	9	1	5	9
Total Derivatives Designated as Cash Flow Hedges	10	1	6	13
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	—	—	4	13
Interest rate contracts long-term	14	—	7	22
Commodity contracts current	—	1	1	1
Total Derivatives Not Designated as Cash Flow Hedges	14	1	12	36
Total Derivatives	$24	$2	$18	$49

(a) Derivative Assets balances classified as current are included within the prepayments and other current assets line item of the consolidated balance sheets as of June 30, 2018 and December 31, 2017.

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of June 30, 2018 and December 31, 2017, there was no outstanding collateral paid or received. The following tables summarize the offsetting of derivatives by the counterparty master agreement level as of June 30, 2018 and December 31, 2017:

As of June 30, 2018	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts(a):	(In millions)
Derivative liabilities	$(1)	$—	$(1)
Total commodity contracts	(1)	—	(1)
Interest rate contracts:
Derivative assets	24	(2)	22
Derivative liabilities	(17)	2	(15)
Total interest rate contracts	7	—	7
Total derivative instruments	$6	$—	$6

(a) There were no commodity contracts classified as derivative assets as of June 30, 2018.

As of December 31, 2017	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative assets	$1	$—	$1
Derivative liabilities	(1)	—	(1)
Total commodity contracts	—	—	—
Interest rate contracts:
Derivative assets	1	(1)	—
Derivative liabilities	(48)	1	(47)
Total interest rate contracts	(47)	—	(47)
Total derivative instruments	$(47)	$—	$(47)
Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions)
Accumulated OCL beginning balance	$(43)	$(64)	$(60)	$(70)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	2	2	6	6
Mark-to-market of cash flow hedge accounting contracts	5	(8)	18	(6)
Accumulated OCL ending balance, net of income tax benefit of $6 and $16, respectively	(36)	(70)	(36)	(70)
Accumulated OCL attributable to noncontrolling interests	(19)	(42)	(19)	(42)
Accumulated OCL attributable to NRG Yield, Inc.	$(17)	$(28)	$(17)	$(28)
Losses expected to be realized from OCL during the next 12 months, net of income tax benefit of $1	$9		$9
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
Impact of Derivative Instruments on the Statements of Operations
The Company has interest rate derivative instruments that are not designated as cash flow hedges. The effect of interest rate hedges is recorded to interest expense. For the three months ended June 30, 2018 and 2017, the impact to the consolidated statements of income was a gain of $7 million and a loss of $13 million, respectively. For the six months ended June 30, 2018 and 2017, the impact to the consolidated statements of operations was a gain of $31 million and a loss of $9 million, respectively.
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

Note 7 — Long-term Debt
This footnote should be read in conjunction with the complete description under Note 10, Long-term Debt, to the consolidated financial statements included in the Company's 2017 Form 10-K. Long-term debt consisted of the following:

	June 30, 2018	December 31, 2017	June 30, 2018, interest rate % (a)	Letters of Credit Outstanding at June 30, 2018
	(In millions, except rates)
2019 Convertible Notes	$345	$345	3.500	$—
2020 Convertible Notes	288	288	3.250	—
2024 Senior Notes	500	500	5.375	—
2026 Senior Notes	350	350	5.000	—
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility, due 2023 (b)	—	55	L+1.75	67
Project-level debt:
Agua Caliente Borrower 2, due 2038	40	41	5.430	17
Alpine, due 2022	133	135	L+1.750	16
Alta Wind I - V lease financing arrangements, due 2034 and 2035	901	926	5.696 - 7.015	102
Buckthorn Solar, due 2025	132	169	L+1.750	16
CVSR, due 2037	731	746	2.339 - 3.775	—
CVSR Holdco Notes, due 2037	188	194	4.680	13
El Segundo Energy Center, due 2023	369	400	L+1.75 - L+2.375	138
Energy Center Minneapolis Series C Notes, due 2025	—	83	5.950	—
Energy Center Minneapolis Series D Notes, due 2031	125	125	3.550	—
Energy Center Minneapolis Series E, F, G, H Notes	203	—	various	—
Laredo Ridge, due 2028	92	95	L+1.875	10
Marsh Landing, due 2023	305	318	L+2.125	65
Tapestry, due 2021	155	162	L+1.625	20
Utah Solar Portfolio, due 2022	273	278	various	13
Viento, due 2023	154	163	L+3.00	26
Walnut Creek, due 2023	254	267	L+1.625	93
Other	432	443	various	36
Subtotal project-level debt:	4,487	4,545
Total debt	5,970	6,083
Less current maturities (c)	(651)	(339)
Less net debt issuance costs	(62)	(68)
Less discounts (d)	(13)	(17)
Total long-term debt	$5,244	$5,659

(a) As of June 30, 2018, L+ equals 3 month LIBOR plus x%, except for Viento, due 2023 where L+ equals 6 month LIBOR plus 3.00% and Buckthorn Solar and Utah Solar Portfolio, where L+ equals 1 month LIBOR plus x%.
(b) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement.
(c) The 2019 Convertible Notes become due in February 2019 and are included in current portion of long-term debt on the Company's consolidated balance sheet as of June 30, 2018. Upon conversion of the 2019 Convertible Notes, pursuant to a notice delivered by the Company to the holders of the 2019 Convertible Notes on July 26, 2018, the Company will settle all conversions through the payment of cash, as described in the 2019 Convertible Notes indenture.
(d) Discounts relate to the 2019 Convertible Notes and 2020 Convertible Notes.
The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of June 30, 2018, the Company was in compliance with all of the required covenants.
The discussion below describes material changes to or additions of long-term debt for the six months ended June 30, 2018.

NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility
As of June 30, 2018, there were no outstanding borrowings under the revolving credit facility and the Company had $67 million of letters of credit outstanding.
On April 30, 2018, the Company closed on the refinancing of the revolving credit facility, which extended the maturity of the facility to April 28, 2023, and decreased the Company's overall cost of borrowing from L+2.50% to L+1.75%. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
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
Project - level Debt
Energy Center Minneapolis Series E, F, G, H Notes
On June 19, 2018, NRG Energy Center Minneapolis LLC, a subsidiary of the Company, entered into an amended and restated Thermal note purchase and private shelf agreement under which it authorized the issuance of the Series E Notes, Series F Notes, Series G Notes, and Series H Notes, as further described in the table below:

(in millions)	Amount	Interest Rate
Energy Center Minneapolis Series E Notes, due 2033	$70	4.80%
Energy Center Minneapolis Series F Notes, due 2033	10	4.60%
Energy Center Minneapolis Series G Notes, due 2035	83	5.90%
Energy Center Minneapolis Series H Notes, due 2037	40	4.83%
Total proceeds	$203
Repayment of Energy Center Minneapolis Series C Notes, due 2025	(83)	5.95%
Net borrowings	$120
The proceeds from the sale of the Series E Notes and the Series F Notes were utilized to finance the acquisition of the UPMC Thermal Project as described in Note 3, Business Acquisitions. The Series G Notes were used to refinance the Series C Notes as noted above in the table. The Series H Notes were used to make a dividend to NRG Yield Operating LLC.
The amended and restated Thermal note purchase and private shelf agreement also established a private shelf facility for the future issuance of notes in the amount of $40 million.
Buckthorn Solar Drop Down Asset Debt
As part of the Buckthorn Solar Drop Down Asset acquisition, as further described in Note 3, Business Acquisitions, the Company assumed non-recourse debt of $183 million relating to Buckthorn Solar Portfolio, LLC as of the date of the acquisition, March 30, 2018. The assumed debt consisted of a Construction Loan and an Investment Tax Credits, or ITC, Bridge Loan, both at an interest rate of LIBOR plus 1.75%. On May 31, 2018, $132 million of non-recourse debt was converted to a term loan with an expected maturity of May 2025, and the remainder of the non-recourse debt was repaid with the final proceeds from the Class A member upon the project reaching substantial completion in May 2018.
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
The reconciliation of the Company's basic and diluted earnings per share is shown in the following tables:

	Three months ended June 30,
	2018		2017
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic earnings per share attributable to NRG Yield, Inc. common stockholders
Net income attributable to NRG Yield, Inc.	$27	$52	$10	$18
Weighted average number of common shares outstanding — basic	35	67	35	63
Earnings per weighted average common share — basic	$0.77	$0.77	$0.29	$0.29
Diluted earnings per share attributable to NRG Yield, Inc. common stockholders
Net income attributable to NRG Yield, Inc.	$30	$55	$13	$21
Weighted average number of common shares outstanding — diluted	49	78	49	74
Earnings per weighted average common share — diluted	$0.61	$0.70	$0.26	$0.28

	Six months ended June 30,
	2018		2017
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic earnings per share attributable to NRG Yield, Inc. common stockholders
Net income attributable to NRG Yield, Inc.	$33	$62	$9	$16
Weighted average number of common shares outstanding — basic	35	66	35	63
Earnings per weighted average common share — basic	$0.94	$0.94	$0.26	$0.26
Diluted earnings per share attributable to NRG Yield, Inc. common stockholders
Net income attributable to NRG Yield, Inc.	$40	$68	$9	$16
Weighted average number of common shares outstanding — diluted	49	77	35	63
Earnings per weighted average common share — diluted	$0.80	$0.89	$0.26	$0.26

(a) Basic and diluted earnings per share might not recalculate due to presenting values in millions rather than whole dollars.
The following table summarizes the Company's outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company's diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions of shares)
2019 Convertible Notes - Common Class A	—	—	—	15
2020 Convertible Notes - Common Class C	—	—	—	10

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
The Company sold a total of 4,392,583 shares of Class C common stock for gross proceeds of $77 million during the period ended June 30, 2018, $1 million of which was received in July of 2018. The Company incurred commission fees of $762 thousand during the period ended June 30, 2018.
As of July 3, 2018, approximately $38 million of Class C common stock remains available for issuance under the ATM Program.
As a result of the Company's sale of shares of Class C common stock under the ATM Program, the public shareholders of Class A and Class C common stock increased their economic and voting interests in NRG Yield, Inc. to 54.8%, and 45.0%, respectively, as of June 30, 2018.
Dividends to Class A and Class C common stockholders
The following table lists the dividends paid on the Company's Class A common stock and Class C common stock during the six months ended June 30, 2018:

	Second Quarter 2018	First Quarter 2018
Dividends per Class A share	$0.309	$0.298
Dividends per Class C share	$0.309	$0.298
Dividends on the Class A common stock and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
On July 24, 2018, the Company declared quarterly dividends on its Class A common stock and Class C common stock of $0.320 per share payable on September 18, 2018, to stockholders of record as of September 4, 2018.
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

	Three months ended June 30, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$85	$177	$45	$—	$307
Cost of operations	10	33	31	—	74
Depreciation and amortization	24	52	6	—	82
General and administrative	—	—	—	6	6
Acquisition-related transaction and integration costs	—	—	—	1	1
Operating income (loss)	51	92	8	(7)	144
Equity in earnings of unconsolidated affiliates	2	27	—	—	29
Other income, net	1	—	—	—	1
Interest expense	(13)	(35)	(2)	(21)	(71)
Income (loss) before income taxes	41	84	6	(28)	103
Income tax expense	—	—	—	7	7
Net Income (Loss)	$41	$84	$6	$(35)	$96
Total Assets	$1,828	$5,937	$512	$171	$8,448

	Three months ended June 30, 2017
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$83	$165	$40	$—	$288
Cost of operations	15	35	27	—	77
Depreciation and amortization	26	48	5	—	79
General and administrative	—	—	—	6	6
Acquisition-related transaction and integration costs	—	—	—	1	1
Operating income (loss)	42	82	8	(7)	125
Equity in earnings of unconsolidated affiliates	3	13	—	—	16
Other income, net	—	—	—	1	1
Interest expense	(14)	(53)	(2)	(21)	(90)
Income (loss) before income taxes	31	42	6	(27)	52
Income tax expense	—	—	—	8	8
Net Income (Loss)	$31	$42	$6	$(35)	$44

	Six months ended June 30, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$164	$275	$93	$—	$532
Cost of operations	32	67	64	—	163
Depreciation and amortization	50	102	11	—	163
General and administrative	—	—	—	11	11
Acquisition-related transaction and integration costs	—	—	—	2	2
Operating income (loss)	82	106	18	(13)	193
Equity in earnings of unconsolidated affiliates	5	28	—	—	33
Other income, net	1	1	—	—	2
Interest expense	(20)	(59)	(4)	(43)	(126)
Income (loss) before income taxes	68	76	14	(56)	102
Income tax expense	—	—	—	6	6
Net Income (Loss)	$68	$76	$14	$(62)	$96
Total Assets	$1,828	$5,937	$512	$171	$8,448

	Six months ended June 30, 2017
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$158	$267	$84	$—	$509
Cost of operations	37	68	57	—	162
Depreciation and amortization	50	96	10	—	156
General and administrative	—	—	—	10	10
Acquisition-related transaction and integration costs	—	—	—	2	2
Operating income (loss)	71	103	17	(12)	179
Equity in earnings of unconsolidated affiliates	6	29	—	—	35
Other income, net	—	1	—	1	2
Loss on debt extinguishment	—	(2)	—	—	(2)
Interest expense	(26)	(92)	(5)	(42)	(165)
Income (loss) before income taxes	51	39	12	(53)	49
Income tax expense	—	—	—	7	7
Net Income (Loss)	$51	$39	$12	$(60)	$42

Note 11 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions, except percentages)		(In millions, except percentages)
Income before income taxes	$103	$52	$102	$49
Income tax expense	7	8	6	7
Effective income tax rate	6.8%	15.4%	5.9%	14.3%
For the three and six months ended June 30, 2018 and 2017, the overall effective tax rate was different than the statutory rate of 21% and 35%, respectively, primarily due to production and investment tax credits generated from certain wind and solar assets, respectively, and earnings allocated to NRG resulting from its interest in NRG Yield LLC.
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
Power Purchase Agreements (PPAs) between the Company and NRG Power Marketing
Elbow Creek and Dover are parties to PPAs with NRG Power Marketing and generate revenue under the PPAs, which are recorded to operating revenues in the Company's consolidated statements of operations. For the three and six months ended June 30, 2018, Elbow Creek and Dover, collectively, generated revenues of $3 million and $6 million, respectively. For the three and six months ended June 30, 2017, Elbow Creek and Dover, collectively, generated revenue of $3 million and $7 million, respectively.

Energy Marketing Services Agreement by and between Thermal entities and NRG Power Marketing
NRG Energy Center Dover LLC, NRG Energy Center Minneapolis, NRG Energy Center Phoenix LLC, and NRG Energy Center Paxton LLC, or Thermal entities, which are subsidiaries of the Company, are parties to Energy Marketing Services Agreements with NRG Power Marketing, a wholly-owned subsidiary of NRG. Under the agreements, NRG Power Marketing procures fuel and fuel transportation for the operation of the Thermal entities. For each of the three and six months ended June 30, 2018 and 2017, the Thermal entities purchased $2 million and $6 million for each period in each year, respectively, of natural gas from NRG Power Marketing.
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
The fees incurred under these agreements were $10 million and $20 million for each of the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2017, the fees incurred were $9 million and $19 million, respectively. The Company had $9 million and $13 million due to NRG for the services performed under the O&M Agreements in accounts payable — affiliate as of June 30, 2018 and December 31, 2017, respectively.
O&M Services Agreements by and between GenConn and NRG
GenConn incurs fees under two O&M agreements with wholly-owned subsidiaries of NRG. For the three and six months ended June 30, 2018 and 2017, the aggregate fees incurred under the agreements were $2 million and $3 million for each period in each year, respectively.
Administrative Services Agreement by and between Marsh Landing and NRG West Coast LLC
Marsh Landing is a party to an administrative services agreement with NRG West Coast LLC, a wholly owned subsidiary of NRG. The Company reimbursed costs under this agreement of $6 million and $9 million for each of the three and six months ended June 30, 2018, respectively. The Company reimbursed costs under the agreement of $3 million and $6 million for the three and six months ended June 30, 2017, respectively. There was a balance of $1 million due to NRG West Coast LLC in accounts payable—affiliate as of June 30, 2018 and December 31, 2017.
Administrative Services Agreements by and between the Company and NRG Renew Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to administrative services agreements with NRG Renew Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of NRG, which provides O&M services to these subsidiaries. The Company incurred total expenses for these services of $8 million and $15 million for the three and six months ended June 30, 2018, respectively. The Company incurred total expenses for these services of $6 million and $12 million for the three and six months ended June 30, 2017, respectively. There was a balance of $4 million and $5 million due to RENOM as of June 30, 2018 and December 31, 2017, respectively.

Management Services Agreement by and between the Company and NRG
NRG provides the Company with various operational, management, and administrative services, which include human resources, accounting, tax, legal, information systems, treasury, and risk management, as set forth in the Management Services Agreement. As of June 30, 2018, the base management fee was approximately $9 million per year, subject to an inflation-based adjustment annually at an inflation factor based on the year-over-year U.S. consumer price index. The fee is also subject to adjustments following the consummation of future acquisitions and as a result of a change in the scope of services provided under the Management Services Agreement. Costs incurred under this agreement were $3 million and $5 million for the three and six months ended June 30, 2018, respectively. Costs incurred under this agreement for the three and six months ended June 30, 2017 were $4 million and $6 million, respectively. The costs incurred under the Management Services Agreement included certain direct expenses incurred by NRG on behalf of the Company in addition to the base management fee.
EPC Agreement by and between NECP and NRG
NRG Business Services LLC, a subsidiary of NRG, and NECP, a wholly owned subsidiary of the Company, entered into an EPC agreement for the construction of a 73 MWt district energy system for NECP to provide 150 kpph of steam, 6,750 tons of chilled water and 7.5 MW of emergency backup power service to UPMC Mercy. The initial term of the energy services agreement with UPMC Mercy will be for a period of twenty years from the service commencement date.  On June 19, 2018, as discussed in Note 3, Business Acquisitions, NECP purchased the UPMC Thermal Project assets from NRG Business Services LLC for cash consideration of $84 million, subject to working capital adjustments. The Company also recorded a payable of $4 million to be paid to NRG upon final completion of the project, which is included in accounts payable - affiliate as of June 30, 2018.

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
Braun v. NRG Yield, Inc. — On April 19, 2016, plaintiffs filed a putative class action lawsuit against NRG Yield, Inc., the current and former members of its board of directors individually, and other parties in California Superior Court in Kern County, California.  Plaintiffs allege various violations of the Securities Act due to the defendants’ alleged failure to disclose material facts related to low wind production prior to the NRG Yield, Inc.'s June 22, 2015 Class C common stock offering.  Plaintiffs seek compensatory damages, rescission, attorney’s fees and costs. The defendants filed demurrers and a motion challenging jurisdiction on October 18, 2016. On July 30, 2018, the plaintiffs filed an opposition to the defendants’ motion to quash service of the summons and an opposition to the defendants’ demurrer.
GenOn Noteholders' Lawsuit — On December 13, 2016, certain indenture trustees for an ad hoc group of holders, or the Noteholders, of the GenOn Energy, Inc., or GenOn, 7.875% Senior Notes due 2017, 9.500% Notes due 2018, and 9.875% Notes due 2020, and the GenOn Americas Generation, LLC 8.50% Senior Notes due 2021 and 9.125% Senior Notes due 2031, along with certain of the Noteholders, filed a complaint in the Superior Court of the State of Delaware against NRG and GenOn alleging certain claims related to the Services Agreement between NRG and GenOn. On April 30, 2017, the Noteholders filed an amended complaint that asserts additional claims of fraudulent transfer, insider preference and breach of fiduciary duties. In addition to NRG and GenOn, the amended complaint names NRG Yield LLC and certain current and former officers and directors of GenOn as defendants. The plaintiffs, among other things, generally seek return of all monies paid under the Services Agreement and any other damages that the court deems appropriate. On April 28, 2017, the bondholders filed an amended complaint adding the GenOn directors and officers as defendants and asserting claims that they breached certain fiduciary duties. Plaintiffs specifically allege that the transfer of Marsh Landing to NRG Yield LLC constituted a fraudulent transfer. On June 12, 2017, certain GenOn entities, NRG and certain holders of the GenOn and GenOn Americas Generation, LLC senior notes entered into a restructuring support and lock-up agreement. On July 13, 2018, NRG and GenOn executed a term sheet that resolves and releases the GenOn Noteholder litigation.

ITEM 2 — Management's Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company's historical financial condition and results of operations, which were recast to include the effect of the Buckthorn Solar Drop Down Asset.
As you read this discussion and analysis, refer to the Company's Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the six months ended June 30, 2018 and 2017. Also refer to the Company's 2017 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition.
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
The Company owns a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the U.S. The Company’s contracted generation portfolio collectively represents 5,118 net MW as of June 30, 2018. Nearly all of these assets sell substantially all of their output pursuant to long-term offtake agreements with creditworthy counterparties. The weighted average remaining contract duration of these offtake agreements was approximately 15 years as of June 30, 2018, based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,392 net MWt and electric generation capacity of 133 net MW. These thermal infrastructure assets provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
Strategic Sponsorship with Global Infrastructure Partners
On February 6, 2018, Global Infrastructure Partners, or GIP, entered into a purchase and sale agreement with NRG, or the NRG Transaction, for the acquisition of NRG’s full ownership interest in NRG Yield, Inc. and NRG’s renewable energy development and operations platform. The NRG Transaction is subject to certain closing conditions, including customary legal and regulatory approvals. As of July 31, 2018, all regulatory approvals have been received and the Company expects the NRG Transaction to close in the third quarter of 2018.
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
Significant Events During the Quarter
Drop Down Offer

•
On June 27, 2018, NRG, through its renewables business, offered the Company the opportunity to acquire 80 MW of utility-scale solar projects located in Kawailoa and Oahu, Hawaii. The acquisition is subject to negotiation and approval by the Company's Independent Directors.

UPMC Thermal Project Acquisition and Thermal Financings

•
On June 19, 2018, upon reaching substantial completion, the Company acquired from NRG the UPMC Thermal Project for cash consideration of $84 million, subject to working capital adjustments. The Company will pay NRG an additional $4 million at final completion of the project.

•
As further described in Note 7, Long-term Debt, on June 19, 2018, NRG Energy Center Minneapolis LLC, a subsidiary of the Company, entered into an amended and restated Thermal note purchase and private shelf agreement under which it authorized the issuance of the Series E Notes, Series F Notes, Series G Notes, and Series H Notes and established a private shelf facility for the further issuance of $40 million in notes.

Refinancing of the Revolving Credit Facility

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

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended June 30,			Six months ended June 30,
(In millions)	2018	2017	Change	2018	2017	Change
Operating Revenues
Energy and capacity revenues	$325	$305	$20	$567	$543	$24
Contract amortization	(18)	(17)	(1)	(35)	(34)	(1)
Total operating revenues	307	288	19	532	509	23
Operating Costs and Expenses
Cost of fuels	17	14	3	37	30	7
Operations and maintenance	42	46	(4)	94	98	(4)
Other costs of operations	15	17	(2)	32	34	(2)
Depreciation and amortization	82	79	3	163	156	7
General and administrative	6	6	—	11	10	1
Acquisition-related transaction and integration costs	1	1	—	2	2	—
Total operating costs and expenses	163	163	—	339	330	9
Operating Income	144	125	19	193	179	14
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	29	16	13	33	35	(2)
Other income, net	1	1	—	2	2	—
Loss on debt extinguishment	—	—	—	—	(2)	2
Interest expense	(71)	(90)	19	(126)	(165)	39
Total other expense, net	(41)	(73)	32	(91)	(130)	39
Income Before Income Taxes	103	52	51	102	49	53
Income tax expense	7	8	(1)	6	7	(1)
Net Income	96	44	52	96	42	54
Less: Pre-acquisition net income of Drop Down Assets	—	2	(2)	4	15	(11)
Net Income Excluding Pre-acquisition Net Income of Drop Down Assets	96	42	54	92	27	65
Less: Income (loss) attributable to noncontrolling interests	17	14	3	(3)	2	(5)
Net Income Attributable to NRG Yield, Inc.	$79	$28	$51	$95	$25	$70

	Three months ended June 30,		Six months ended June 30,
Business metrics:	2018	2017	2018	2017
Renewables MWh generated/sold (in thousands) (a)	2,308	2,112	3,924	3,789
Thermal MWt sold (in thousands)	462	418	1,079	987
Thermal MWh sold (in thousands) (b)	9	9	18	18
Conventional MWh generated (in thousands) (a)(c)	367	313	805	455
Conventional equivalent availability factor	97.5%	94.1%	91.2%	88.9%

(a) Volumes do not include the MWh generated/sold by the Company's equity method investments.
(b) MWh sold do not include 19 MWh and 11 MWh during the three months ended June 30, 2018 and 2017, respectively, and 29 MWh and 18 MWh during the six months ended June 30, 2018 and 2017, respectively, generated by NRG Dover, a subsidiary of the Company, under the PPA with NRG Power Marketing, as further described in Note 12, Related Party Transactions.
(c) Volumes generated are not sold by the Company as the Conventional facilities sell capacity rather than energy.

Management’s Discussion of the Results of Operations for the Three Months Ended June 30, 2018 and 2017
Gross Margin
The Company calculates gross margin in order to evaluate operating performance as operating revenues less cost of sales, which includes cost of fuel, contract and emission credit amortization and mark-to-market for economic hedging activities.
Economic Gross Margin
In addition to gross margin, the Company evaluates its operating performance using the measure of economic gross margin, which is not a GAAP measure and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.  Economic gross margin should be viewed as a supplement to and not a substitute for the Company's presentation of gross margin, which is the most directly comparable GAAP measure.  Economic gross margin is not intended to represent gross margin. The Company believes that economic gross margin is useful to investors as it is a key operational measure reviewed by the Company's chief operating decision maker. Economic gross margin is defined as energy and capacity revenue less cost of fuels. Economic gross margin excludes the following components from GAAP gross margin: contract amortization, mark-to-market results, emissions credit amortization and (losses) gains on economic hedging activities. Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled.
The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin, for the three months ended June 30, 2018 and 2017:

	Conventional Generation	Renewables	Thermal	Total
(In millions)
Three months ended June 30, 2018
Energy and capacity revenues	$87	$193	$45	$325
Cost of fuels	(1)	—	(16)	(17)
Contract amortization	(2)	(16)	—	(18)
Gross margin	84	177	29	290
Contract amortization	2	16	—	18
Economic gross margin	$86	$193	$29	$308

Three months ended June 30, 2017
Energy and capacity revenues	$85	$180	$40	$305
Cost of fuels	—	—	(14)	(14)
Contract amortization	(2)	(15)	—	(17)
Gross margin	83	165	26	274
Contract amortization	2	15	—	17
Economic gross margin	$85	$180	$26	$291
Gross margin increased by $16 million during the three months ended June 30, 2018, compared to the same period in 2017, as further summarized below:

Segment	Increase	Reason for Increase
Renewables:	$12	9% increase in volume generated by wind projects, primarily at the Alta Wind projects, as well as 2% increase in solar generation, primarily at CVSR
Thermal:	3	Steam sales revenues generated at the UPMC Thermal Project pursuant to the Energy Sales Agreement between the Company and UPMC Mercy
Conventional :	1	Higher plant availability at Walnut Creek in 2018, partially offset by lower start revenue at Marsh Landing
	$16

Operations and Maintenance
Operations and maintenance expense decreased by $4 million during the three months ended June 30, 2018, primarily due to lower net losses on disposal and replacement of assets at Walnut Creek and El Segundo, as well as lower costs related to the forced outages at Walnut Creek in the second quarter of 2018 compared to the same period in 2017.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $3 million during the three months ended June 30, 2018, compared to the same period in 2017, primarily due to change in estimated useful lives for certain components of fixed assets in the Renewables segment in the first half of 2017, as well as due to the substantial completion of the Buckthorn Solar project in May 2018.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $13 million during the three months ended June 30, 2018, compared to the same period in 2017, primarily due to income allocated to the Company in DGPV Holdco 3, which was formed in September 2017.  The HLBV method of accounting generally allocates more losses to the TE investors in the first several years after fund formation, and conversely, more income to the Company.
Interest Expense
Interest expense decreased by $19 million during the three months ended June 30, 2018, compared to the same period in 2017, primarily due to changes in the fair value of interest rate swaps during the second quarter of 2018.

Income Tax Expense
For the three months ended June 30, 2018, the Company recorded income tax expense of $7 million on pretax income of $103 million. For the same period in 2017, the Company recorded income tax expense of $8 million on pretax income of $52 million.
For the three months ended June 30, 2018 and 2017, the overall effective tax rate was different than the statutory rate of 21% and 35%, respectively primarily due to production and investment tax credits generated from certain wind and solar assets, respectively, and earnings allocated to NRG resulting from its interest in NRG Yield LLC.
Income Attributable to Noncontrolling Interests
For the three months ended June 30, 2018, the Company had income of $73 million attributable to NRG's interest in the Company and a loss of $56 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method. For the three months ended June 30, 2017, the Company had income of $36 million attributable to NRG's interest in the Company and a loss of $22 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation, reflecting the allocation of tax items such as production tax credits and tax depreciation to the fund investors.

Management’s Discussion of the Results of Operations for the Six Months Ended June 30, 2018 and 2017
Gross Margin
The Company calculates gross margin in order to evaluate operating performance as operating revenues less cost of sales, which includes cost of fuel, contract and emission credit amortization and mark-to-market for economic hedging activities.
Economic Gross Margin
In addition to gross margin, the Company evaluates its operating performance using the measure of economic gross margin, which is not a GAAP measure and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.  Economic gross margin should be viewed as a supplement to and not a substitute for the Company's presentation of gross margin, which is the most directly comparable GAAP measure.  Economic gross margin is not intended to represent gross margin.  The Company believes that economic gross margin is useful to investors as it is a key operational measure reviewed by the Company's chief operating decision maker. Economic gross margin is defined as energy and capacity revenue less cost of fuels. Economic gross margin excludes the following components from GAAP gross margin: contract amortization, mark-to-market results, emissions credit amortization and (losses) gains on economic hedging activities. Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled.
The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin, for the six months ended June 30, 2018 and 2017:

	Conventional Generation	Renewables	Thermal	Total
(In millions)
Six months ended June 30, 2018
Energy and capacity revenues	$167	$306	$94	$567
Cost of fuels	(2)	—	(35)	(37)
Contract amortization	(3)	(31)	(1)	(35)
Gross margin	162	275	58	495
Contract amortization	3	31	1	35
Economic gross margin	$165	$306	$59	$530

Six months ended June 30, 2017
Energy and capacity revenues	$161	$297	$85	$543
Cost of fuels	—	—	(30)	(30)
Contract amortization	(3)	(30)	(1)	(34)
Gross margin	158	267	54	479
Contract amortization	3	30	1	34
Economic gross margin	$161	$297	$55	$513
Gross margin increased by $16 million during the six months ended June 30, 2018, compared to the same period in 2017, due to a combination of the drivers summarized in the table below:

Segment	Increase	Reason for Increase
Renewables:	$8	3% increase in volume generated by wind projects, primarily in connection with higher wind resource at the Alta Wind projects, as well as a 5% increase in solar generation, primarily at CVSR
Conventional:	4	Higher plant availability at Walnut Creek and El Segundo
Thermal:	4	Increased consumption across the portfolio in 2018, as well as steam sales revenues generated at the UPMC Thermal Project pursuant to the Energy Sales Agreement between the Company and UPMC Mercy
	$16

Operations and Maintenance
Operations and maintenance expense decreased by $4 million during the six months ended June 30, 2018, compared to the same period in 2017, primarily due to lower net losses on disposal and replacement of assets at Walnut Creek and El Segundo, as well as lower costs related to the forced outages at Walnut Creek in the first half of 2018 compared to the same period in 2017, partially offset by higher personnel and maintenance costs in Thermal segment in connection with the UPMC Thermal Project going on-line in March 2018.

Depreciation and Amortization Expense
Depreciation and amortization expense increased by $7 million during the six months ended June 30, 2018, compared to the same period in 2017, due to changes in estimated useful lives for certain components of fixed assets in the first half of 2017 in the Conventional and Renewables segments, as well as due to the substantial completion of the Buckthorn Solar project in May 2018.

Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates decreased by $2 million during the six months ended June 30, 2018, compared to the same period in 2017, primarily driven by the prior period HLBV income allocated to the Company’s interests in the Utah Portfolio offset by income allocated to the Company in DGPV Holdco 3, which was formed in September 2017.  The HLBV method of accounting generally allocates more losses to the TE investors in the first several years after fund formation, and conversely, more income to the Company. The prior period losses allocated to the TE investors were primarily driven by early tax losses allocated to the TE investor in the Utah Solar Portfolio.
Interest Expense
Interest expense decreased by $39 million during the six months ended June 30, 2018, compared to the same period in 2017, primarily due to changes in the fair value of interest rate swaps during the first half of 2018.

Income Tax Expense
For the six months ended June 30, 2018, the Company recorded income tax expense of $6 million on pretax income of $102 million. For the same period in 2017, the Company recorded income tax expense of $7 million on pretax income of $49 million.
For the six months ended June 30, 2018 and 2017, the overall effective tax rate was different than the statutory rate of 21% and 35%, respectively primarily due to production and investment tax credits generated from certain wind and solar assets, respectively, and earnings allocated to NRG resulting from its interest in NRG Yield LLC.
Income Attributable to Noncontrolling Interests
For the six months ended June 30, 2018, the Company had income of $90 million attributable to NRG related to its economic interest in NRG Yield LLC. Additionally, for the six months ended June 30, 2018, the Company had a loss of $93 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method. For the six months ended June 30, 2017, the Company had income of $35 million attributable to NRG's economic interest in the Company and a loss of $33 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and application of the HLBV method, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation, reflecting the allocation of tax items such as production tax credits and tax depreciation to the fund investors.
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

Liquidity Position
As of June 30, 2018, the Company had $428 million of available borrowings under its revolving credit facility. As of June 30, 2018 and December 31, 2017, the Company's liquidity was $697 million and $682 million, respectively, comprised of the following:

(In millions)	June 30, 2018	December 31, 2017
Cash and cash equivalents:
NRG Yield, Inc. and NRG Yield LLC, excluding subsidiaries	$48	$24
Subsidiaries	82	124
Restricted cash:
Operating accounts	43	25
Reserves, including debt service, distributions, performance obligations and other reserves	96	143
Total	$269	$316
Revolving credit facility availability	428	366
Total liquidity	$697	$682
As of June 30, 2018, there were no outstanding borrowings and $67 million of letters of credit outstanding under the Company's revolving credit facility.
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
The following table summarizes the credit ratings for the Company and its Senior Notes as of June 30, 2018:

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

At-the-Market Equity Offering Program
The Company sold a total of 4,392,583 of Class C common stock for gross proceeds of $77 million during the period ended June 30, 2018, $1 million of which was received in the third quarter of 2018. The Company incurred commission fees of $762 thousand during the period ended June 30, 2018.
As of July 3, 2018, approximately $38 million of Class C common stock remains available for issuance under the ATM Program.
Energy Center Minneapolis Series E, F, G, H Notes
On June 19, 2018, NRG Energy Center Minneapolis LLC, a subsidiary of the Company, completed the issuances of 4.80% Series E notes due June 15, 2033, or the Series E Notes, and 4.60% Series F notes due March 15, 2033, or the Series F Notes, for gross proceeds of $80 million. The proceeds of the Series E Notes and Series F Notes were utilized to finance the acquisition of the UPMC Thermal Project. Also, on June 19, 2018, NRG Energy Center Minneapolis LLC issued $83 million of 5.90% Series G notes due June 15, 2035, which were utilized to refinance its $83 million of outstanding Series C notes. NRG Energy Center Minneapolis LLC also issued 4.83% Series H notes due June 15, 2037, or Series H Notes for proceeds of $40 million and established a private shelf facility for the future issuance of $40 million in additional notes.
Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Item 1 — Note 7, Long-term Debt; (ii) capital expenditures; (iii) acquisitions and investments; and (iv) cash dividends to investors.
Capital Expenditures
The Company's capital spending program is mainly focused on maintenance capital expenditures, consisting of costs to maintain the assets currently operating, such as costs to replace or refurbish assets, and growth capital expenditures consisting of costs to construct new assets, costs to complete the construction of assets where construction is in process, and capital expenditures related to acquiring additional thermal customers. For the six months ended June 30, 2018, the Company used approximately $45 million to fund capital expenditures, including growth expenditures of $26 million in the Renewables segment in connection with the construction of Buckthorn Solar Drop Down Asset. The $26 million includes $10 million incurred by NRG during the construction of the Buckthorn Solar project prior to its acquisition by the Company on March 30, 2018, as described below. For the six months ended June 30, 2017, the Company used approximately $60 million to fund capital expenditures, of which $47 million related to growth expenditures in the Renewables segment paid by NRG in connection with the construction of Buckthorn Solar. The Company develops annual capital spending plans based on projected requirements for maintenance and growth capital. The Company estimates $32 million of maintenance expenditures for 2018. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates.
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
UPMC Thermal Project — On June 19, 2018, upon reaching substantial completion, the Company acquired from NRG the UPMC Thermal Project for cash consideration of $84 million, subject to working capital adjustments. The Company also recorded a payable of $4 million to be paid to NRG upon final completion of the project. The project adds 73 MWt of thermal equivalent capacity and 7.5 MW of emergency backup thermal capacity to the Company's portfolio. The transaction was accounted for as an asset acquisition and is reflected in the Company's Thermal segment.
Central CA Fuel Cell 1, LLC — On April 18, 2018, the Company acquired the Central CA Fuel Cell 1, LLC project in Tulare, California from FuelCell Energy Finance, Inc., for cash consideration of $11 million, subject to working capital adjustments. The project adds 2.8 MW of thermal capacity to the Company's portfolio, with a 20-year PPA contract with the City of Tulare. The transaction is reflected in the Company's Thermal segment.
Buckthorn Solar Drop Down Asset — On March 30, 2018, the Company acquired 100% of NRG's interests in Buckthorn Renewables, LLC, which owned a 154 MW construction-stage utility-scale solar generation project, located in Texas, or the Buckthorn Solar Drop Down Asset, for cash consideration of approximately $42 million, subject to working capital adjustments. The project sells power under a 25-year PPA to the City of Georgetown, Texas which commenced in July 2018.

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
Investment Partnership with NRG
During the six months ended June 30, 2018, the Company invested $16 million in distributed generation partnerships with NRG.
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
The following table lists the dividends paid on NRG Yield, Inc.'s Class A common stock and Class C common stock during the six months ended June 30, 2018:

	Second Quarter 2018	First Quarter 2018
Dividends per Class A share	$0.309	$0.298
Dividends per Class C share	$0.309	$0.298
On July 24, 2018, NRG Yield, Inc. declared quarterly dividends on its Class A common stock and Class C common stock of $0.320 per share payable on September 18, 2018, to stockholders of record as of September 4, 2018.

Cash Flow Discussion
The following table reflects the changes in cash flows for the six months ended June 30, 2018, compared to the six months ended June 30, 2017:

	Six months ended June 30,
	2018	2017	Change
	(In millions)
Net cash provided by operating activities	$181	$169	$12
Net cash used in investing activities	(166)	(190)	24
Net cash used in financing activities	(62)	(177)	115
Net Cash Provided By Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase in operating income adjusted for non-cash items	$24
Changes in other working capital primarily due to a higher increase in accounts receivable balances in the first half of 2018 compared to the same period in 2017	(15)
Higher distributions from unconsolidated affiliates	3
$12
Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Payment to acquire Central CA Fuel Cell 1, LLC in 2018	$(11)
Lower payments for the Buckthorn Solar Drop Down Asset and UPMC Thermal Project in 2018 compared to the payment made for the March 2017 Drop Down Assets in 2017	5
Decrease in capital expenditures driven primarily by the substantial completion of the Buckthorn Solar Drop Down Asset in May 2018	15
Lower net investment in unconsolidated affiliates primarily in the DGPV partnerships with NRG during 2018	10
Other	5
$24
Net Cash Used in Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Lower distributions, net of contributions to NRG for the Drop Down Assets relating to the pre-acquisition period in 2018 compared to 2017	$26
Net repayments under the revolving credit facility in 2018	(55)
Increase in net contributions from noncontrolling interests primarily from Buckthorn Holdings, LLC's Class A member in 2018, as described in Note 3, Business Acquisitions	79
Higher net proceeds from the NRG Yield, Inc. Class C common stock offerings under the ATM Program in the first half of 2018 compared to the same period in 2017	59
Net proceeds from the refinancing of the Thermal note purchase and private shelf agreement, as described in Note 7, Long-term Debt	120
Conversion of the Buckthorn Solar Portfolio, LLC Construction Loan to a term loan in 2018	(98)
Increase in dividends paid to common stockholders, as declared dividends per share increased by 15% from 2017 to 2018	(16)
$115

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
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of June 30, 2018, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. Utah Solar Portfolio, GenConn, DGPV Holdco 1, RPV Holdco, DGPV Holdco 2, and DGPV Holdco 3 are variable interest entities for which the Company is not the primary beneficiary.
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $814 million as of June 30, 2018. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.
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
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at June 30, 2018, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at June 30, 2018. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item — 1 Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses)/Gains	(In millions)
Fair value of contracts as of December 31, 2017	$(47)
Contracts realized or otherwise settled during the period	8
Changes in fair value	45
Fair value of contracts as of June 30, 2018	$6

	Fair value of contracts as of June 30, 2018
	Maturity
Fair Value Hierarchy (Losses)/Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$(5)	$4	$2	$5	$6
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
If all of the interest rate swaps had been discontinued on June 30, 2018, the Company would have owed the counterparties $3 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of June 30, 2018, a 1% change in interest rates would result in an approximately $3 million change in market interest expense on a rolling twelve-month basis.
As of June 30, 2018, the fair value of the Company's debt was $5,936 million and the carrying value was $5,957 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by approximately $301 million.
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would cause a change of approximately $1 million to the net value of derivatives as of June 30, 2018.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of the material legal proceedings in which the Company was involved through June 30, 2018, see Note 13, Contingencies, to this Form 10-Q.
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
4.1
Sixth Supplemental Indenture, dated as of June 12, 2018, among NRG Yield Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2018.
4.2
Second Supplemental Indenture, dated as of June 12, 2018, among NRG Yield Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on June 12, 2018.
4.3
Seventh Supplemental Indenture, dated as of July 17, 2018, among NRG Yield Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Filed herewith.
4.4
Third Supplemental Indenture, dated as of July 17, 2018, among NRG Yield Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
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

NRG YIELD, INC. (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
Chief Executive Officer (Principal Executive Officer)

/s/ CHAD PLOTKIN
Chad Plotkin
Chief Financial Officer (Principal Financial Officer)

/s/ DAVID CALLEN
David Callen
Date: August 2, 2018	Chief Accounting Officer (Principal Accounting Officer)