Form 10-K
period 2018-12-31
Clearway Energy, Inc.
filed 2019-02-28
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2018.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to .
Commission File Number: 001-36002
Clearway Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-1777204 (I.R.S. Employer Identification No.)

300 Carnegie Center, Suite 300, Princeton, New Jersey (Address of principal executive offices)	08540 (Zip Code)
(609) 608-1525
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, Class A, par value $0.01	New York Stock Exchange
Common Stock, Class C, par value $0.01	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of the last business day of the most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $1,771,020,875 based on the closing sale prices of such shares as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2019
Common Stock, Class A, par value $0.01 per share	34,599,645
Common Stock, Class B, par value $0.01 per share	42,738,750
Common Stock, Class C, par value $0.01 per share	73,323,463
Common Stock, Class D, par value $0.01 per share	42,738,750

Documents Incorporated by Reference:
Portions of the Registrant's Definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

TABLE OF CONTENTS

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2019 Convertible Notes	$345 million aggregate principal amount of 3.50% Convertible Notes due 2019
2020 Convertible Notes	$287.5 million aggregate principal amount of 3.25% Convertible Notes due 2020
2024 Senior Notes	$500 million aggregate principal amount of 5.375% unsecured senior notes due 2024, issued by Clearway Energy Operating LLC
2025 Senior Notes	$600 million aggregate principal amount of 5.750% unsecured senior notes due 2025, issued by Clearway Energy Operating LLC
2026 Senior Notes	$350 million aggregate principal amount of 5.00% unsecured senior notes due 2026, issued by Clearway Energy Operating LLC
Adjusted EBITDA	Represents EBITDA adjusted for mark-to-market gains or losses, asset write offs and impairments; and factors which the Company does not consider indicative of future operating performance
Alta Wind Portfolio	Seven wind facilities that total 947 MW located in Tehachapi, California and a portfolio of associated land leases
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act of 2009
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates – updates to the ASC
ATM Program	At-The-Market Equity Offering Program
August 2017 Drop Down Assets	The remaining 25% interest in Wind TE Holdco
Bankruptcy Code	Chapter 11 of Title 11 of the United States Code
Bankruptcy Court	U.S. Bankruptcy Court for the Northern District of California
Bridge Credit Agreement	364-Day Bridge Credit Agreement, entered into by and between Clearway Operating LLC, as borrower, and Clearway Energy LLC, as guarantor, on August 31, 2018
Buckthorn Solar Drop Down Asset	Buckthorn Renewables, LLC, which owns 100% of Buckthorn Solar Portfolio, LLC, which was acquired by Clearway Energy Operating LLC from NRG on March 30, 2018
CAA	Clean Air Act
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

Carlsbad	The Carlsbad Energy Center, a 527 MW natural gas fired project located in Carlsbad, CA
CDFW	California Department of Fish and Wildlife
CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreement	Master Services Agreements, entered into as of August 31, 2018, between the Company, Clearway Energy LLC, Clearway Energy Operating LLC, and CEG
CEG ROFO Agreement
Right of First Offer Agreement, entered into as of August 31, 2018, by and among Clearway Energy Group LLC and Clearway Energy, Inc., and solely for purposes of Section 2.4, GIP III Zephyr Acquisition Partners, L.P.

CfD	Contract for Differences
Clearway Energy LLC
Formerly NRG Yield LLC, the holding company through which the projects are owned by Clearway Energy Group LLC, the holder of Class B and Class D units, and Clearway Energy, Inc., the holder of the Class A and Class C units

Clearway Energy Group LLC	The holder of the Company's Class B and Class D common shares and Clearway Energy LLC's Class B and Class D units
Clearway Energy Operating LLC	Formerly NRG Yield Operating LLC, the holder of the project assets that are owned by Clearway Energy LLC

COD	Commercial Operation Date
Code	Internal Revenue Code of 1986, as amended
Company	Clearway Energy, Inc. together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Drop Down	The Company's acquisition from NRG of the remaining 51.05% interest of CVSR Holdco
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
DGCL	Delaware General Corporation Law
DGPV Holdco 1	DGPV Holdco 1 LLC
DGPV Holdco 2	DGPV Holdco 2 LLC
DGPV Holdco 3	DGPV Holdco 3 LLC
Distributed Solar	Solar power projects, typically less than 20 MW in size, that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Collectively, assets under common control acquired by the Company from NRG from January 1, 2014 through the period ended August 31, 2018
Economic Gross Margin	Energy and capacity revenue, less cost of fuels
ECP	Energy Center Pittsburgh LLC, a subsidiary of the Company
EGU	Electric Utility Generating Unit
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ERCOT	Electric Reliability Council of Texas, the ISO and the regional reliability coordinator of the various electricity systems within Texas
EWG	Exempt Wholesale Generator
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GHG	Greenhouse gas
GIM	Global Infrastructure Management, LLC
GIP
Collectively, Global Infrastructure Partners III-C Intermediate AIV 3, L.P., Global Infrastructure Partners III-A/B AIV 3, L.P., Global Infrastructure Partners III-C Intermediate AIV 2, L.P., Global Infrastructure Partners III-C2 Intermediate AIV, L.P. and GIP III Zephyr Friends & Family, LLC.

GIP Transaction
On August 31, 2018, NRG transferred its full ownership interest in the Company to Clearway Energy Group LLC and subsequently sold 100% of its interests in Clearway Energy Group LLC, which includes NRG's renewable energy development and operations platform, to an affiliate of GIP. GIP, NRG and the Company also entered into a consent and indemnity agreement in connection with the purchase and sale agreement, which was signed on February 6, 2018

HLBV	Hypothetical Liquidation at Book Value
IRS	Internal Revenue Service
ISO	Independent System Operator, also referred to as an RTO
ITC	Investment Tax Credit
KPPH	1,000 Pounds Per Hour
LIBOR	London Inter-Bank Offered Rate
March 2017 Drop Down Assets
(i) Agua Caliente Borrower 2 LLC, which owns a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm and (ii) NRG's 100% ownership in the Class A equity interests in the Utah Solar Portfolio (defined below), both acquired by Clearway Energy Operating LLC on March 27, 2017

MBTA	Migratory Bird Treaty Act

MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to Clearway Energy, Inc. net of collateral
NOLs	Net Operating Losses
November 2015 Drop Down Assets	75% of the Class B interests of Wind TE Holdco, which owns a portfolio of 12 wind facilities totaling 814 net MW, which was acquired by Clearway Energy Operating LLC from NRG on November 3, 2015
November 2017 Drop Down Assets
38 MW portfolio of distributed and small utility-scale solar assets, primarily comprised of assets from NRG's Solar Power Partners (SPP) funds, in addition to other projects developed since the acquisition of SPP by NRG, which was acquired by Clearway Energy Operating LLC from NRG on November 1, 2017

NOx	Nitrogen Oxides
NPNS	Normal Purchases and Normal Sales
NRG	NRG Energy, Inc.
NRG Power Marketing	NRG Power Marketing LLC
NRG ROFO Agreement	Third Amended and Restated Right of First Offer Agreement, entered into as of August 31, 2018, by and between NRG and the Company
NRG TSA	Transition Services Agreement, entered into as of August 31, 2018, by and between NRG and the Company
OECD	The Organization for Economic Co-operation and Development
OCI/OCL	Other comprehensive income/loss
O&M	Operations and Maintenance
PG&E	Pacific Gas and Electric Company
PG&E Bankruptcy
On January 29, 2019, PG&E Corporation and Pacific Gas and Electric Company filed voluntary petitions for relief under the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California

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

ROFO	Right of First Offer
RPS	Renewable Portfolio Standards
RPV Holdco	RPV Holdco 1 LLC
RTO	Regional Transmission Organization
SCE	Southern California Edison
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2024 Senior Notes, the 2025 Senior Notes and the 2026 Senior Notes
SO2	Sulfur Dioxide

SPP	Solar Power Partners
Tax Act	Tax Cuts and Jobs Act of 2017
Termination Agreement	Termination Agreement, entered into as of August 31, 2018 by and between NRG Energy, Inc. and the Company to terminate the Management Services Agreement between the parties
Thermal Business
The Company's thermal business, which consists of thermal infrastructure assets that provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units

UPMC Thermal Project	The University of Pittsburgh Medical Center Thermal Project, a 73 MWt district energy system that allows ECP to provide steam, chilled water and 7.5 MW of emergency backup power service to UPMC
U.S.	United States of America
U.S. DOE	U.S. Department of Energy
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

PART I
Item 1 — Business
General
Clearway Energy, Inc. (formerly NRG Yield, Inc.), together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor in and owner of modern, sustainable and long-term contracted assets across North America. On August 31, 2018, NRG Energy, Inc., or NRG, transferred its full ownership interest in the Company to Clearway Energy Group LLC, or CEG, which is also the holder of NRG's renewable energy development and operations platform, and NRG subsequently sold 100% of its interest in CEG to an affiliate of GIP, such transaction referred to hereinafter as the GIP Transaction. As a result of the GIP Transaction, GIP indirectly acquired a 45.2% economic interest in Clearway Energy LLC (formerly NRG Yield LLC) and a 55.0% voting interest in the Company. Global Infrastructure Management, LLC is an independent fund manager of funds that invests in infrastructure assets in the energy and transport sectors, and Global Infrastructure Partners III is its third equity fund. The Company is sponsored by GIP through GIP's portfolio company, CEG.
The Company’s environmentally sound asset portfolio includes over 5,272 MW of wind, solar and natural gas-fired power generation facilities, as well as district energy systems. Through this diversified and contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The weighted average remaining contract duration of these offtake agreements, based on CAFD, was approximately 15 years as of December 31, 2018. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,385 net MWt and electric generation capacity of 133 net MW. These thermal infrastructure assets provide steam, hot and/or chilled water, and, in some instances, electricity to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
A complete listing of the Company's interests in facilities, operations and/or projects owned or leased as of December 31, 2018 can be found in Item 2 — Properties.
Pacific Gas and Electric Company Bankruptcy
On January 29, 2019, Pacific Gas and Electric Company, or PG&E, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California, or the Bankruptcy Court.  Certain subsidiaries of the Company, which hold interests in 6 solar facilities totaling 480 MW and Marsh Landing with capacity of 720 MW, sell the output of their facilities to PG&E under long-term power purchase agreements, or PPAs.  The Company consolidates three of the solar facilities and Marsh Landing, and records its interest in the other solar facilities as equity method investments. As of December 31, 2018, the Company had $1.5 billion of property, plant and equipment, net, $352 million investments in unconsolidated affiliates and $1.4 billion of long - term debt related to these facilities. The related subsidiaries of the Company have entered into financing agreements consisting of non-recourse project level debt and, in certain cases, non-recourse holding company debt.  The PG&E Bankruptcy filing has triggered defaults under the PPAs with PG&E and such related financing agreements.  The Company is currently negotiating forbearance agreements with the lenders for each respective financing arrangement.  The Company continues to assess the potential future impacts of the PG&E Bankruptcy as events occur, however, no impact to the Company’s immediate operating activities has occurred as of December 31, 2018.

History
The Company was formed by NRG as a Delaware corporation on December 20, 2012. As of August 31, 2018, NRG, through its holdings of Class B common stock and Class D common stock, had a 55.0% voting interest in the Company and received distributions from NRG Yield LLC (now Clearway Energy LLC) through its ownership of Class B units and Class D units. The holders of the Company's issued and outstanding shares of Class A common stock and Class C common stock were entitled to dividends as declared and had 45.0% of the voting power in the Company. As noted above, on August 31, 2018, as the result of the GIP Transaction, GIP indirectly acquired a 45.2% economic interest in Clearway Energy LLC and a 55.0% voting interest in the Company.
The Company is the sole managing member of Clearway Energy LLC and operates and controls all of its business and affairs and consolidates the financial results of Clearway Energy LLC and its subsidiaries. Clearway Energy LLC is a holding company for the companies that directly and indirectly own and operate the Company's assets. As of December 31, 2018, the Company and CEG have 55.8% and 44.2% economic interests in Clearway Energy LLC, respectively. As a result of the current ownership of the Class B common stock and Class D common stock, CEG controls the Company, and the Company in turn, as the sole managing member of Clearway Energy LLC, controls Clearway Energy LLC and its subsidiaries.

The diagram below depicts the Company’s organizational structure as of December 31, 2018:

GIP III Zephyr Acquisition Partners, L.P.
Clearway Energy Group LLC
Public shareholders
Class B Common Stock and Class D Common Stock Aggregate 55.0% Voting Interest
Class B Units and Class D Units Aggregate 44.2% Economic Interest
Clearway Energy, Inc.
Class A Common Stock and Class C Common Stock Aggregate 45.0% Voting Interest
Sole Managing Member Class A Units and Class C Units Aggregate 55.8% Economic Interest
Clearway Energy LLC
Clearway Energy Operating LLC
Project companies

Strategic Sponsorship with Global Infrastructure Partners
As described above, on August 31, 2018, NRG transferred its full ownership interest in the Company to Clearway Energy Group LLC, or CEG, the holder of NRG's renewable energy development and operations platform and subsequently sold 100% of its interest in CEG to an affiliate of GIP. As a result of the GIP Transaction, GIP indirectly acquired a 45.2% economic interest in Clearway Energy LLC and a 55.0% voting interest in the Company as of August 31, 2018.
In connection with the GIP Transaction, the Company entered into a Consent and Indemnity Agreement with NRG and GIP setting forth key terms and conditions of the Company's consent to the GIP Transaction.
Also in connection with the GIP Transaction, the Company entered into the following agreements on August 31, 2018:
CEG Master Services Agreements
The Company, along with Clearway Energy LLC and Clearway Energy Operating LLC, entered into Master Services Agreements with CEG, pursuant to which CEG and certain of its affiliates or third party service providers began providing certain services to the Company and certain of its subsidiaries, and the Company and certain of its subsidiaries began providing certain services to CEG, in exchange for the payment of fees in respect of such services. Additional details regarding the Master Services Agreements are found in Item 15 — Note 15, Related Party Transactions, to the Consolidated Financial Statements.

ROFO Agreements
The Company entered into a ROFO Agreement with CEG, or the CEG ROFO Agreement, and a Third Amended and Restated ROFO Agreement with NRG as further discussed below.

Voting and Governance Agreement
The Company entered into a Voting and Governance Agreement with CEG relating to certain governance matters of the Company, including the composition of the board of directors of the Company, or the Board, implementation of a stockholder proposal at the next annual meeting of the Company to amend the restated certificate of incorporation of the Company to stagger the Board, and the employment status of the CEO of the Company.
Limited Liability Company Agreement
The Company entered into the Fourth Amended and Restated Limited Liability Company Agreement of Clearway Energy LLC with CEG, which sets forth the rights and obligations of the Company, as managing member, and CEG, as member, of Clearway Energy LLC.
Transition Services Agreement
The Company entered into the NRG TSA, pursuant to which NRG or certain of its affiliates began providing transition services to the Company following the consummation of the GIP Transaction, in exchange for the payment of a fee in respect of such services. The agreement is effective until the earlier of June 30, 2019 or the date that all services are terminated by the Company. The Company may extend the term on a month-by-month basis no later than March 31, 2020 for a fixed monthly fee provided for in the agreement.
Business Strategy
The Company's primary business strategy is to focus on the acquisition and ownership of assets with predictable, long-term cash flows in order that it may be able to increase the cash dividends paid to holders of the Company's Class A and Class C common stock over time without compromising the ongoing stability of the business. As discussed above, the PG&E Bankruptcy has caused uncertainty around the timing of when certain project-level distributions will be available to the Company. As a result of such timing uncertainty, the Company reduced its quarterly dividend for the first quarter of 2019 to $0.20 per share of Class A and Class C common stock, compared to $0.331 per share in the prior quarter. While the Company views this action as prudent from a financial perspective, it has not changed the Company's long-term business strategy.
The Company's plan for executing its business strategy includes the following key components:
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
Growing the business through acquisitions of contracted operating assets. The Company believes that its base of operations provides a platform in the conventional and renewable power generation and thermal sectors for strategic growth through cash accretive and tax advantaged acquisitions complementary to its existing portfolio. In addition to acquiring renewable generation, conventional generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market and operating expertise provides it with a competitive advantage, the Company entered into the CEG ROFO Agreement. Under the CEG ROFO Agreement, CEG has granted the Company and its affiliates a right of first offer on any proposed sale, transfer or other disposition of certain assets of CEG, or the CEG ROFO Assets, until August 31, 2023. CEG is not obligated to sell the remaining CEG ROFO Assets to the Company and, if offered by CEG, the Company cannot be sure whether these assets will be offered on acceptable terms, or that the Company will choose to consummate such acquisitions. The assets listed below represent the Company's currently committed investments and the CEG ROFO Assets:

Committed Investments

Asset	Technology	Net Capacity (MW)	State	COD
Hawaii Solar Phase I(a)	PV	80	HI	2019
$47 MM remaining in distributed and community solar partnerships(b)	PV	N/A	Various	Various
Repowering Partnership with CEG (c)	Wind	283	TX	2020

Clearway Energy Group ROFO

Asset	Technology	Net Capacity (MW)	State	COD
Mililani I	PV	39	HI	2021
Waiawa	PV	36	HI	2021
Langford	Wind	150	TX	2009
Mesquite Star	Wind	419	TX	2020
Carlsbad(d)	Natural Gas	527	CA	2018
Up to $170 MM equity investment in business renewables	PV	TBD	Various	TBD

(a) On August 31, 2018, Clearway Energy Operating LLC and Clearway Energy Group executed a purchase agreement pursuant to which the Company will acquire effective equity ownership in 80 MW of utility-scale solar projects (Waipao, Mililani II and Kawailoa Solar) located in Oahu, Hawaii.
(b) On December 26, 2018, the Company and CEG amended the DGPV Holdco 3 partnership agreement to increase the capital commitment of $50 million to $70 million.
(c) Investment in the Repowering Partnership with CEG is contingent upon obtaining related construction and tax equity financing.
(d) The Company maintains the option to purchase Carlsbad from GIP at any time within 18 months after February 27, 2019 at the same economic terms at which it originally agreed to purchase the asset from NRG. Should the Company not acquire Carlsbad within such 18 months, Carlsbad will become a CEG ROFO Asset.

The NRG ROFO Agreement was amended upon the closing of the GIP Transaction to (i) remove the Ivanpah solar facility and (ii) provide the Company and its subsidiaries a right of first offer on any proposed sale or transfer of 100% of the membership interest in Agua Caliente Borrower 1, LLC, which owns a 35% interest in Agua Caliente, a 290 MW utility-scale solar project located in Dateland, Arizona with PG&E as the project’s customer. Pursuant to the terms of the NRG ROFO Agreement, the Company elected to forgo the acquisition. The Company continues to own a 16% interest in the project through Agua Caliente Borrower 2 LLC.

The Company entered into an agreement with NRG to purchase the Carlsbad project on February 6, 2018. The Company elected to exercise the Carlsbad backstop facility provided by GIP; as such, GIP purchased 100% of the membership interest in Carlsbad Energy Holdings LLC on February 27, 2019.
Additionally, the CEG ROFO Agreement was amended on February 14, 2019, to grant to the Company a right of first offer for Hawaii Solar Phase II, which consist of Mililani I and Waiawa solar and storage projects located in Oahu, Hawaii. The projects are expected to reach COD in 2021.
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
Maintain sound financial practices to grow the dividend. The Company intends to maintain a commitment to disciplined financial analysis and a balanced capital structure to enable it to increase its quarterly dividend over time and serve the long-term interests of its stockholders. The Company's financial practices include a risk and credit policy focused on transacting with credit-worthy counterparties; a financing policy, which focuses on seeking an optimal capital structure through various capital formation alternatives to minimize interest rate and refinancing risks, ensure stable long-term dividends and maximize value; and a dividend policy that is based on distributing a significant portion of CAFD each quarter that the Company receives from Clearway Energy LLC, subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company intends to evaluate various alternatives for financing future acquisitions and refinancing of existing project-level debt, in each case, to reduce the cost of debt, extend maturities and maximize CAFD. The Company believes it has additional flexibility to seek alternative financing arrangements, including, but not limited to, debt financings and equity-like instruments.
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
Competitive Strengths
Stable, high quality cash flows. The Company's facilities have a stable, predictable cash flow profile consisting of predominantly long-life electric generation assets that sell electricity under long-term fixed priced contracts or pursuant to regulated rates with investment grade and certain other credit-worthy counterparties. As discussed above, PG&E, one of the Company's significant customers, filed for bankruptcy on January 29, 2019. Additionally, the Company's facilities have minimal fuel risk. For the Company's conventional assets, fuel is provided by the toll counterparty or the cost thereof is a pass-through cost under the Contract for Differences, or CfD. Renewable facilities have no fuel costs, and most of the Company's thermal infrastructure assets have contractual or regulatory tariff mechanisms for fuel cost recovery. The offtake agreements for the Company's conventional and renewable generation facilities have a weighted-average remaining duration, based on CAFD, of approximately 15 years as of December 31, 2018, providing long-term cash flow stability. The Company's generation offtake agreements with counterparties for whom credit ratings are available have a weighted-average Moody’s rating of Ba1 (post PG&E Bankruptcy) based on rated capacity under contract. All of the Company's assets are in the U.S. and accordingly have no currency or repatriation risks.
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
Significant scale and diversity. The Company owns and operates a large and diverse portfolio of contracted electric generation and thermal infrastructure assets. As of December 31, 2018, the Company's 5,272 net MW contracted generation portfolio benefits from significant diversification in terms of technology, fuel type, counterparty and geography. The Company's thermal business consists of thirteen operations, seven of which are district energy centers that provide steam and chilled water to approximately 695 customers, and six of which provide generation. The Company believes its scale and access to best practices across the fleet improves its business development opportunities through enhanced industry relationships, reputation and understanding of regional power market dynamics. Furthermore, the Company's diversification reduces its operating risk profile and reliance on any single market.

Relationship with GIP and CEG. The Company believes that its relationship with GIP and CEG provides significant benefits. Global Infrastructure Management, LLC, or GIM, the manager of GIP, is an independent infrastructure fund manager with over $51 billion in assets under management (as of September 30, 2018) that invests in infrastructure assets and businesses in both OECD and select emerging market countries. GIM has a strong track record of investment and value creation in the renewable energy sector. GIM also has extensive experience with publicly traded yield vehicles and development platforms, ranging from Europe's first application of a yield company/development company model to the largest renewable platform in Asia-Pacific. Additionally, the Company believes that CEG provides the Company access to a highly capable renewable development and operations platform that is aligned to support the Company's growth.
Environmentally well-positioned portfolio of assets. The Company's portfolio of electric generation assets consists of 3,327 net MW of renewable generation capacity that are non-emitting sources of power generation. The Company's conventional assets consist of the dual fuel-fired GenConn assets as well as the Marsh Landing and Walnut Creek simple cycle natural gas-fired peaking generation facilities and the El Segundo combined cycle natural gas-fired peaking facility. The Company does not anticipate having to expend any significant capital expenditures in the foreseeable future to comply with current environmental regulations applicable to its generation assets. Taken as a whole, the Company believes its strategy will be a net beneficiary of current and potential environmental legislation and regulatory requirements that may serve as a catalyst for capacity retirements and improve market opportunities for environmentally well-positioned assets like the Company's assets once its current offtake agreements expire.
Thermal infrastructure business has high entry costs. Significant capital has been invested to construct the Company's thermal infrastructure assets, serving as a barrier to entry in the markets in which such assets operate. As of December 31, 2018, the Company's thermal gross property, plant, and equipment was approximately $583 million. The Company's thermal district energy centers are located in urban city areas, with the chilled water and steam delivery systems located underground. Constructing underground delivery systems in urban areas requires long lead times for permitting, rights of way and inspections and is costly. By contrast, the incremental cost to add new customers in existing markets is relatively low. Once thermal infrastructure is established, the Company believes it has the ability to retain customers over long periods of time and to compete effectively for additional business against stand-alone on-site heating and cooling generation facilities. Installation of stand-alone equipment can require significant modification to a building as well as significant space for equipment and funding for capital expenditures. The Company's system technologies often provide economies of scale in terms of fuel procurement, ability to switch between multiple types of fuel to generate thermal energy, and fuel conversion efficiency.
Segment Review
The following tables summarize the Company's operating revenues, net income (loss) and assets by segment for the years ended December 31, 2018, 2017 and 2016, as discussed in Item 15 — Note 13, Segment Reporting, to the Consolidated Financial Statements. All amounts have been recast to include the effect of the acquisitions of the Drop Down Assets, which were accounted for as transfers of entities under common control. The accounting guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Accordingly, the Company prepared its consolidated financial statements to reflect the transfers as if they had taken place from the beginning of the financial statements period or from the date the entities were under common control (if later than the beginning of the financial statements period).

	Year ended December 31, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$337	$526	$193	$(3)	$1,053
Net income (loss)	135	86	29	(196)	54
Total assets	1,788	5,836	516	360	8,500

	Year ended December 31, 2017
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$336	$501	$172	$—	$1,009
Net income (loss)	120	8	25	(177)	(24)
Total assets	1,897	6,017	422	153	8,489

	Year ended December 31, 2016
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$333	$532	$170	$—	$1,035
Net income (loss)	153	(86)	29	(94)	2
Policy Incentives
Policy incentives in the U.S. have the effect of making the development of renewable energy projects more competitive by providing credits and other tax benefits for a portion of the development costs. A loss of or reduction in such incentives could decrease the attractiveness of renewable energy projects to developers, including CEG, which could reduce the Company's future acquisition opportunities. Such a loss or reduction could also reduce the Company's willingness to pursue or develop certain renewable energy projects due to higher operating costs or decreased revenues under its PPAs.

U.S. federal, state and local governments have established various incentives to support the development of renewable energy projects. These incentives include accelerated tax depreciation, PTCs, ITCs, cash grants, tax abatements and RPS programs. Pursuant to the U.S. federal Modified Accelerated Cost Recovery System, or MACRS, wind and solar projects are fully depreciated for tax purposes over a five-year period even though the useful life of such projects is generally much longer than five years. The Tax Act also provides the ability for wind and solar projects to claim immediate expensing for property acquired and placed in service after September 27, 2017, and before January 1, 2023.

Owners of utility-scale wind facilities are eligible to claim an income tax credit (the PTC, or an ITC in lieu of the PTC) upon initially achieving commercial operation. The PTC is determined based on the amount of electricity produced by the wind facility during the first ten years of commercial operation. This incentive was created under the Energy Policy Act of 1992 and has been extended several times. Alternatively, an ITC equal to 30% of the cost of a wind facility may be claimed in lieu of the PTC. In order to qualify for the PTC (or ITC in lieu of the PTC), construction of a wind facility must begin before a specified date and the taxpayer must maintain a continuous program of construction or continuous efforts to advance the project to completion. The Internal Revenue Service, or IRS, issued guidance stating that the safe harbor for continuous efforts and continuous construction requirements will generally be satisfied if the facility is placed in service no more than four years after the year in which construction of the facility began. The IRS also confirmed that retrofitted wind facilities may re-qualify for PTCs or ITCs pursuant the begin construction requirement, as long as the cost basis of the new investment is at least 80% of the facility’s total fair value.

Owners of solar projects are eligible to claim a 30% ITC for new solar projects, or could have elected to receive an equivalent cash payment from the U.S. Department of Treasury for the value of the 30% ITC for qualifying solar projects where construction began before the end of 2011 and the projects were placed in service before 2017. Tax credits for qualifying wind and solar projects are subject to the following phase-down schedule.

	Year construction of project begins
	2015	2016	2017	2018	2019	2020	2021	2022
PTC(a)	100%	100%	80%	60%	40%	0	0	0
Wind ITC	30%	30%	24%	18%	12%	0	0	0
Solar ITC(b)	30%	30%	30%	30%	30%	26%	22%	10%

(a) Percentage of the full PTC available for wind projects that begin construction during the applicable year.
(b) ITC is limited to 10% for projects not placed in service before January 1, 2024.
RPS, currently in place in certain states and territories, require electricity providers in the state or territory to meet a certain percentage of their retail sales with energy from renewable sources. Additionally, other states in the U.S. have set renewable energy goals to reduce GHG emissions from historic levels. The Company believes that these standards and goals will create incremental demand for renewable energy in the future.

Regulatory Matters
As owners of power plants and participants in wholesale and thermal energy markets, certain of the Company's subsidiaries are subject to regulation by various federal and state government agencies. These agencies include FERC and the PUCT, as well as other public utility commissions in certain states where the Company's assets are located. Each of the Company's U.S. generating facilities qualifies as an EWG or QF. In addition, the Company is subject to the market rules, procedures and protocols of the various ISO and RTO markets in which it participates. Likewise, certain of the Company's subsidiaries must also comply with the mandatory reliability requirements imposed by NERC and the regional reliability entities in the regions where the Company has generating facilities subject to NERC's reliability authority. The Company's operations within the ERCOT footprint are not subject to rate regulation by FERC, as they are deemed to operate solely within the ERCOT market and not in interstate commerce. These operations are subject to regulation by PUCT.
FERC
FERC, among other things, regulates the transmission and the wholesale sale of electricity in interstate commerce under the authority of the FPA. The transmission of electric energy occurring wholly within ERCOT is not subject to FERC’s jurisdiction. Under existing regulations, FERC determines whether an entity owning a generation facility is an EWG, as defined in the PUHCA. FERC also determines whether a generation facility meets the applicable criteria of a QF under the PURPA. Each of the Company’s generating facilities qualifies as either an EWG or QF.
The FPA gives FERC exclusive rate-making jurisdiction over the wholesale sale of electricity and transmission of electricity in interstate commerce of public utilities (as defined by the FPA). Under the FPA, FERC, with certain exceptions, regulates owners and operators of facilities used for the wholesale sale of electricity or transmission in interstate commerce as public utilities, and is charged with ensuring that market rules that are just and reasonable.
Public utilities are required to obtain FERC’s acceptance, pursuant to Section 205 of the FPA, of their rate schedules for the wholesale sale of electricity. All of the Company’s non-QF generating entities located outside of ERCOT make sales of electricity pursuant to market-based rates, as opposed to traditional cost-of-service regulated rates. FERC will conduct a review of the market based rates of Company public utilities and potential market power every three years according to a regional schedule established by FERC.
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
The PURPA was passed in 1978 in large part to promote increased energy efficiency and development of independent power producers. The PURPA created QFs to further both goals, and FERC is primarily charged with administering the PURPA as it applies to QFs. Certain QFs are exempt from regulation, either in whole or in part, under the FPA.
The PUHCA provides FERC with certain authority over and access to books and records of public utility holding companies not otherwise exempt by virtue of their ownership of EWGs, QFs, and Foreign Utility Companies. The Company is exempt from many of the accounting, record retention, and reporting requirements of the PUHCA.

Environmental Matters
The Company is subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of facilities. The Company is also subject to laws regarding the protection of wildlife, including migratory birds, eagles, threatened and endangered species. Federal and state environmental laws have historically become more stringent over time, although this trend could change in the future.
In October 2015, the EPA finalized the Clean Power Plan, or CPP, addressing GHG emissions from existing EGUs. On February 9, 2016, the U.S. Supreme Court stayed the CPP. The D.C. Circuit heard oral argument on the legal challenges to the CPP in September 2016. At the EPA's request, the D.C. Circuit agreed on April 28, 2017 to hold the case in abeyance. On October 16, 2017, the EPA proposed a rule to repeal the CPP. Accordingly, the Company believes the CPP is not likely to survive. In August 21, 2018, the EPA proposed the Affordable Clean Energy (ACE) rule which would establish emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired power plants. The ACE rule would replace the 2015 Clean Power Plan. A public hearing on the proposed ACE rule was held on October 1, 2018. As currently written, the ACE focuses on reducing emissions from existing coal-fired power plants and therefore, would not be applicable to the Company’s EGUs.
Migratory Bird Treaty Act
During the 2018 California legislative sessions AB 2627 (Kalra), a bill designed to backstop the Migratory Bird Treaty Act, or MBTA, interpretation by the Obama Administration was introduced. AB 2627 provided legislative confirmation of the illegality of take of any MBTA species, unless the entity deployed Best Management Practices that had been approved by the California Department of Fish and Wildlife, or CDFW. The bill was pulled by the author at the end of session. However, on November 30, 2018, CDFW issued a legal advisory declaring that the state can still prohibit the unintentional killing of migratory birds even if the Department of the Interior says the federal government cannot. It is expected a revival of the MBTA bill will occur in 2019.
Customers
The Company sells its electricity and environmental attributes, including RECs, primarily to local utilities under long-term, fixed-price PPAs. During the year ended December 31, 2018, the Company derived approximately 40% of its consolidated revenue from Southern California Edison, or SCE, and approximately 23% of its consolidated revenue from Pacific Gas and Electric Company, or PG&E. See Pacific Gas and Electric Company Bankruptcy within this Item 1, Business and "Risks Related to the PG&E Bankruptcy" found in Item 1A, Risk Factors, to this Annual Report on Form 10-K for additional information regarding the PG&E Bankruptcy.
Employees
As of December 31, 2018, the Company and its consolidated subsidiaries had 269 employees.
Available Information
The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through the "Investor Relations" section of the Company's website, www.clearwayenergy.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The Company also routinely posts press releases, presentations, webcasts, and other information regarding the Company on its website. The information posted on the Company's website is not a part of this report.

Item 1A — Risk Factors
Risks related to the PG&E Bankruptcy
The PG&E bankruptcy could adversely affect the Company’s results of operations, financial condition and cash flows.
On January 29, 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California. PG&E is one of the Company's largest customers, representing approximately 23% of the Company's consolidated operating revenues during the year ended December 31, 2018 and 16% of total accounts receivable as of December 31, 2018, of which all has been collected as of January 31, 2019. Certain subsidiaries of the Company, which hold interests in six solar facilities totaling 480 MW and Marsh Landing with capacity of 720 MW, sell the output of their facilities to PG&E under long-term PPAs.   The Company consolidates three of the solar facilities and Marsh Landing, and records its interest in the other solar facilities as equity method investments.  Most of the PPAs with PG&E have contract prices that are higher than currently estimated market prices.  These contracts are subject to review by the bankruptcy court and FERC, pursuant to a January 2019 FERC order, or the FERC Order.  PG&E has commenced an adversary proceeding against FERC seeking, among other things, an injunction with respect to the FERC Order. If PG&E does not have the financial means or refuses to pay the amounts owing to the Company under the PPAs, and if the Company cannot recover the amounts owed through other means, the Company may be required to write-off all, or a portion of, any outstanding accounts receivable, and to impair its fixed assets. Any such results would adversely affect the Company's financial results.

The PG&E bankruptcy filing has triggered defaults under the PPAs with PG&E and under the related financing agreements for each respective facility, all of which have non-recourse project level debt and in certain cases, non-recourse holding company debt. The Company is currently negotiating forbearance agreements with the lenders for each respective financing arrangement, but the Company can provide no assurance that it will be able to successfully negotiate the forbearance agreements.

The Company continues to assess the potential future impacts of the PG&E Bankruptcy on the Company’s operations. The realization of any of the above risks could significantly and adversely affect the Company's ability to meet its financial expectations, its financial condition, results of operations, and cash flows, its ability to make distributions to its stockholders, the market price of its common stock, and its ability to satisfy its debt service obligations.

Counterparties to the Company's offtake agreements may not fulfill their obligations and, as the contracts expire, the Company may not be able to replace them with agreements on similar terms in light of increasing competition in the markets in which the Company operates.
A significant portion of the electric power the Company generates is sold under long-term offtake agreements with public utilities or industrial or commercial end-users, with a weighted average remaining duration, based on CAFD, of approximately 15 years. As of December 31, 2018, the largest customers of the Company's power generation assets, including assets in which the Company has less than a 100% membership interest, were SCE and PG&E, which represented 40% and 23%, respectively, of total consolidated revenues generated by the Company during the year ended December 31, 2018. As previously noted, on January 29, 2019, PG&E filed for reorganization under Chapter 11 of the Bankruptcy Code.
If, for any reason, any of the purchasers of power under these agreements, including PG&E as a result of the PG&E Bankruptcy, are unable or unwilling to fulfill their related contractual obligations or if they refuse to accept delivery of power delivered thereunder or if they otherwise terminate such agreements prior to the expiration thereof, the Company's assets, liabilities, business, financial condition, results of operations and cash flows could be materially and adversely affected. Furthermore, to the extent any of the Company's power purchasers are, or are controlled by, governmental entities, the Company's facilities may be subject to legislative or other political action that may impair their contractual performance.

The power generation industry is characterized by intense competition and the Company's electric generation assets encounter competition from utilities, industrial companies and other independent power producers, in particular with respect to uncontracted output. In recent years, there has been increasing competition among generators for offtake agreements and this has contributed to a reduction in electricity prices in certain markets characterized by excess supply above designated reserve margins. In light of these market conditions, the Company may not be able to replace an expiring or terminated agreement with an agreement on equivalent terms and conditions, including at prices that permit operation of the related facility on a profitable basis. In addition, the Company believes many of its competitors have well-established relationships with the Company's current and potential suppliers, lenders and customers, and have extensive knowledge of its target markets. As a result, these competitors may be able to respond more quickly to evolving industry standards and changing customer requirements than the Company will be able to. Adoption of technology more advanced than the Company's could reduce its competitors' power production costs resulting in their having a lower cost structure than is achievable with the technologies currently employed by the Company and adversely affect its ability to compete for offtake agreement renewals. If the Company is unable to replace an expiring or terminated offtake agreement, the affected facility may temporarily or permanently cease operations. External events, such as a severe economic downturn or force majeure events, could also impair the ability of some counterparties to the Company's offtake agreements and other customer agreements to pay for energy and/or other products and services received.
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
The Company expects to distribute a significant amount of the CAFD each quarter and to rely primarily upon external financing sources, including the issuance of debt and equity securities and, if applicable, borrowings under the Company's revolving credit facility to fund acquisitions and growth capital expenditures. The Company may be precluded from pursuing otherwise attractive acquisitions if the projected short-term cash flow from the acquisition or investment is not adequate to service the capital raised to fund the acquisition or investment, after giving effect to the Company's available cash reserves. To the extent the Company issues additional equity securities in connection with any acquisitions or growth capital expenditures, the payment of dividends on these additional equity securities may increase the risk that the Company will be unable to maintain or increase its per share dividend. The incurrence of bank borrowings or other debt by Clearway Energy Operating LLC or by the Company's project-level subsidiaries to finance the Company’s growth strategy will result in increased interest expense and the imposition of additional or more restrictive covenants, which, in turn, may impact the cash distributions the Company receives to distribute to holders of the Company’s common stock.
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
Finally, the acquisition of companies and assets are subject to substantial risks, including the failure to identify material problems during due diligence (for which the Company may not be indemnified post-closing), the risk of overpaying for assets (or not making acquisitions on an accretive basis) and the ability to retain customers. Further, the integration and consolidation of acquisitions requires substantial human, financial and other resources and, ultimately, the Company's acquisitions may divert management’s attention from the Company's existing business concerns, disrupt the Company's ongoing business or not be successfully integrated. There can be no assurances that any future acquisitions will perform as expected or that the returns from such acquisitions will support the financing utilized to acquire them or maintain them. As a result, the consummation of acquisitions may have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and ability to pay dividends to holders of the Company’s common stock.
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
As of December 31, 2018, the Company had approximately $6,044 million of total consolidated indebtedness, $4,329 million of which was incurred by the Company's non-guarantor subsidiaries. In addition, the Company’s share of its unconsolidated affiliates’ total indebtedness and letters of credit outstanding as of December 31, 2018, totaled approximately $878 million and $80 million, respectively (calculated as the Company’s unconsolidated affiliates’ total indebtedness as of such date multiplied by the Company’s percentage membership interest in such assets).

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
As previously discussed, the PG&E bankruptcy filing has triggered defaults under the PPAs with PG&E and under the related financing agreements for each respective facility, all of which have non-recourse project level debt and in certain cases, holding company debt. The agreements governing the Company’s project-level financing contain financial and other restrictive covenants that limit the Company’s project subsidiaries’ ability to make distributions to the Company or otherwise engage in activities that may be in the Company’s long-term best interests. The project-level financing agreements generally prohibit distributions from the project entities to the Company unless certain specific conditions are met, including the satisfaction of certain financial ratios. The Company’s inability to satisfy certain financial covenants may prevent cash distributions by the particular project(s) to it and, the Company’s failure to comply with those and other covenants could result in an event of default which, if not cured or waived may entitle the related lenders to demand repayment or enforce their security interests, which could have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, failure to comply with such covenants may entitle the related lenders to demand repayment and accelerate all such indebtedness. If the Company is unable to make distributions from the Company’s project-level subsidiaries, it would likely have a material adverse effect on the Company’s ability to pay dividends to holders of the Company’s common stock.

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
In addition, the Company’s ability to arrange financing, either at the corporate level or at a non-recourse project-level subsidiary, and the costs of such capital, are dependent on numerous factors, including:

•	general economic and capital market conditions;

•	credit availability from banks and other financial institutions;

•	investor confidence in the Company, its partners, GIP, through CEG, as the Company’s principal stockholder (on a combined voting basis) and the regional wholesale power markets;

•	the Company’s financial performance and the financial performance of the Company subsidiaries;

•	the Company’s level of indebtedness and compliance with covenants in debt agreements;

•	maintenance of acceptable project credit ratings or credit quality;

•	cash flow; and

•	provisions of tax and securities laws that may impact raising capital.
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
A significant portion of the Company's revenues are derived from long-term bilateral contracts with utilities that are regulated by their respective states, and have been entered into pursuant to certain state programs. Certain long-term contracts that other companies have with state-regulated utilities have been challenged in federal court and have been declared unconstitutional on the grounds that the rate for energy and capacity established by the contracts impermissibly conflicts with the rate for energy and capacity established by FERC pursuant to the FPA. If certain of the Company's state-mandated agreements with utilities are ever held to be invalid or unenforceable due to the financial conditions or other conditions of such utility, the Company may be unable to replace such contracts, which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
The generation of electric energy from solar and wind energy sources depends heavily on suitable meteorological conditions.
If solar or wind conditions are unfavorable, the Company's electricity generation and revenue from renewable generation facilities may be substantially below the Company's expectations. The electricity produced and revenues generated by a solar or wind energy generation facility is highly dependent on suitable solar or wind conditions, as applicable, and associated weather conditions, which are beyond the Company's control. Furthermore, components of the Company's systems, such as solar panels and inverters, could be damaged by severe weather, such as wildfires, hailstorms or tornadoes. In addition, replacement and spare parts for key components may be difficult or costly to acquire or may be unavailable. Unfavorable weather and atmospheric conditions could impair the effectiveness of the Company's assets or reduce their output beneath their rated capacity or require shutdown of key equipment, impeding operation of the Company's renewable assets. In addition, climate change may have the long-term effect of changing wind patterns at the Company's projects. Changing wind patterns could cause changes in expected electricity generation. These events could also degrade equipment or components and the interconnection and transmission facilities’ lives or maintenance costs.

Although the Company bases its investment decisions with respect to each renewable generation facility on the findings of related wind and solar studies conducted on-site prior to construction or based on historical conditions at existing facilities, actual climatic conditions at a facility site, particularly wind conditions, may not conform to the findings of these studies and may be affected by variations in weather patterns, including any potential impact of climate change. Therefore, the Company's solar and wind energy facilities may not meet anticipated production levels or the rated capacity of the Company's generation assets, which could adversely affect the Company's business, financial condition, results of operations and cash flows.
Operation of electric generation facilities involves significant risks and hazards customary to the power industry that could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
The ongoing operation of the Company's facilities involves risks that include the breakdown or failure of equipment or processes or performance below expected levels of output or efficiency due to wear and tear, latent defect, design error or operator error or force majeure events, among other things. Operation of the Company's facilities also involves risks that the Company will be unable to transport its products to its customers in an efficient manner due to a lack of transmission capacity. Unplanned outages of generating units, including extensions of scheduled outages due to mechanical failures or other problems, occur from time to time and are an inherent risk of the business. Unplanned outages typically increase operation and maintenance expenses, capital expenditures and may reduce revenues as a result of selling fewer MWh or require the Company to incur significant costs as a result of obtaining replacement power from third parties in the open market to satisfy forward power sales obligations. The Company's inability to operate its electric generation assets efficiently, manage capital expenditures and costs and generate earnings and cash flow from the Company's asset-based businesses could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. While the Company maintains insurance, obtains warranties from vendors and obligates contractors to meet certain performance levels, the proceeds of such insurance, warranties or performance guarantees may not cover the Company's lost revenues, increased expenses or liquidated damages payments should it experience equipment breakdown or non-performance by contractors or vendors.
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
Approximately 451 net MWt of capacity from certain of the Company's thermal assets are sold at rates approved by one or more federal or state regulatory commissions, including the Pennsylvania Public Utility Commission and the California Public Utilities Commission for the thermal assets. Similarly, the revenues related to approximately 380 MW of capacity from the GenConn assets are established each year by the Connecticut Public Utilities Regulatory Authority. While such regulatory oversight is generally premised on the recovery of prudently incurred costs and a reasonable rate of return on invested capital, the rates that the Company may charge, or the revenue that the Company may earn with respect to this capacity are subject to authorization of the applicable regulatory authorities. There can be no assurance that such regulatory authorities will consider all of the costs to have been prudently incurred or that the regulatory process by which rates or revenues are determined will always result in rates or revenues that achieve full recovery of costs or an adequate return on the Company's capital investments. While the Company's rates and revenues are generally established based on an analysis of costs incurred in a base year, the rates the Company is allowed to charge, and the revenues the Company is authorized to earn, may or may not match the costs at any given time. If the Company's costs are not adequately recovered through these regulatory processes, it could have a material adverse effect on the business, financial condition, results of operations and cash flows.
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
In addition, potential or existing customers at the Company’s district energy centers and combined heat and power plants, or the Energy Centers, may opt for on-site systems in lieu of using the Company’s Energy Centers, either due to corporate policies regarding the allocation of capital, unique situations where an on-site system might in fact prove more efficient, because of previously committed capital in systems that are already on-site, or otherwise. At times, the Company relies on a single customer or a few customers to purchase all or a significant portion of a facility's output, in some cases under long-term agreements that account for a substantial percentage of the anticipated revenue from a given facility. For instance, during the year ended December 31, 2018, the Company derived approximately 23% of its consolidated revenue from PG&E, which filed for bankruptcy. For additional risks relating to the PG&E Bankruptcy, see "Risks related to the PG&E Bankruptcy" above.

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
The approval of co-venturers may also be required for the Company to receive distributions of funds from assets or to sell, pledge, transfer, assign or otherwise convey its interest in such assets, or for the Company to acquire GIP's or CEG's interests in such co-ventures as an initial matter. Alternatively, the Company's co-venturers may have rights of first refusal or rights of first offer in the event of a proposed sale or transfer of the Company's interests in such assets. These restrictions may limit the price or interest level for interests in such assets, in the event the Company wants to sell such interests.
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
The Company's electric generation business is subject to extensive U.S. federal, state and local laws and regulations. Compliance with the requirements under these various regulatory regimes may cause the Company to incur significant additional costs, and failure to comply with such requirements could result in the shutdown of the non-complying facility, the imposition of liens, fines, and/or civil or criminal liability. Public utilities under the FPA are required to obtain FERC acceptance of their rate schedules for wholesale sales of electric energy, capacity and ancillary services. Except for generating facilities within the footprint of ERCOT which are regulated by the PUCT, all of the Company’s assets make wholesale sales of electric energy, capacity and ancillary services in interstate commerce and are public utilities for purposes of the FPA, unless otherwise exempt from such status. FERC's orders that grant market-based rate authority to wholesale power sellers reserve the right to revoke or revise that authority if FERC subsequently determines that the seller can exercise market power in transmission or generation, create barriers to entry, or engage in abusive affiliate transactions. In addition, public utilities are subject to FERC reporting requirements that impose administrative burdens and that, if violated, can expose the company to criminal and civil penalties or other risks.
The Company's market-based sales are subject to certain rules prohibiting manipulative or deceptive conduct, and if any of the Company's generating companies with market-based rate authority are deemed to have violated those rules, they could be subject to potential disgorgement of profits associated with the violation, penalties, suspension or revocation of market based rate authority. If such generating companies were to lose their market-based rate authority, such companies would be required to obtain FERC's acceptance of a cost-of-service rate schedule and could become subject to the significant accounting, record-keeping, and reporting requirements that are imposed on utilities with cost-based rate schedules. This could have a material adverse effect on the rates the Company is able to charge for power from its facilities.
Most of the Company's assets are operating as EWGs as defined under the PUHCA, or QFs as defined under the PURPA, as amended, and therefore are exempt from certain regulation under the PUHCA and the PURPA. If a facility fails to maintain its status as an EWG or a QF or there are legislative or regulatory changes revoking or limiting the exemptions to the PUHCA, then the Company may be subject to significant accounting, record-keeping, access to books and records and reporting requirements, and failure to comply with such requirements could result in the imposition of penalties and additional compliance obligations.
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
The Company's businesses are subject to physical, market and economic risks relating to potential effects of climate change.
Climate change is producing changes in weather and other environmental conditions, including temperature and precipitation levels, and thus may affect consumer demand for electricity. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods and other climatic events, could disrupt the Company's operations and supply chain, and cause them to incur significant costs in preparing for or responding to these effects. These or other meteorological changes could lead to increased operating costs, capital expenses or power purchase costs.
GHG regulation could increase the cost of electricity generated by fossil fuels, and such increases could reduce demand for the power the Company's conventional assets generate and market.
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

Furthermore, certain of the Company's power generation and thermal assets are located in active earthquake zones in California and Arizona, and certain project companies and suppliers conduct their operations in the same region or in other locations that are susceptible to natural disasters. In addition, California and some of the locations where certain suppliers are located, from time to time, have experienced shortages of water, electric power and natural gas. The occurrence of a natural disaster, such as an earthquake, wildfire, drought, flood or localized extended outages of critical utilities or transportation systems, or any critical resource shortages, affecting the Company or its suppliers, could cause a significant interruption in the business, damage or destroy the Company's facilities or those of its suppliers or the manufacturing equipment or inventory of the Company's suppliers. Any such terrorist acts, environmental repercussions or disruptions or natural disasters could result in a significant decrease in revenues or significant reconstruction or remediation costs, beyond what could be recovered through insurance policies, which could have a material adverse effect on the business, financial condition, results of operations and cash flows.
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
The Company's growth strategy depends in part on government policies that support renewable generation and enhance the economic viability of owning renewable electric generation assets. Renewable generation assets currently benefit from various federal, state and local governmental incentives such as ITCs, cash grants in lieu of ITCs, loan guarantees, RPS, programs, modified accelerated cost-recovery system of depreciation and bonus depreciation. In December 2015, the U.S. Congress enacted an extension of the 30% solar ITC so that projects that began construction in 2016 through 2019 will continue to qualify for the 30% ITC.  Projects beginning construction in 2020 and 2021 will be eligible for the ITC at the rates of 26% and 22%, respectively.  The same legislation also extended the 10-year wind PTC for wind projects that began construction in years 2016 through 2019.  Wind projects that began construction in 2018 and or begin construction in 2019 are eligible for PTC at 60% and 40% of the statutory rate per kWh, respectively.
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

The Company relies on electric distribution and transmission facilities that it does not own or control and that are subject to transmission constraints within a number of the Company's regions. If these facilities fail to provide the Company with adequate transmission capacity, it may be restricted in its ability to deliver electric power to its customers and may either incur additional costs or forego revenues.
The Company depends on electric distribution and transmission facilities owned and operated by others to deliver the wholesale power it will sell from its electric generation assets to its customers. A failure or delay in the operation or development of these facilities or a significant increase in the cost of the development of such facilities could result in lost revenues. Such failures or delays could limit the amount of power the Company's operating facilities deliver or delay the completion of the Company's construction projects. Additionally, such failures, delays or increased costs could have a material adverse effect on the business, financial condition and results of operations. If a region's power transmission infrastructure is inadequate, the Company's recovery of wholesale costs and profits may be limited. If restrictive transmission price regulation is imposed, the transmission companies may not have a sufficient incentive to invest in expansion of transmission infrastructure. The Company also cannot predict whether distribution or transmission facilities will be expanded in specific markets to accommodate competitive access to those markets. In addition, certain of the Company's operating facilities' generation of electricity may be curtailed without compensation due to transmission limitations or limitations on the electricity grid's ability to accommodate intermittent electricity generating sources, reducing the Company's revenues and impairing its ability to capitalize fully on a particular facility's generating potential. Such curtailments could have a material adverse effect on the business, financial condition, results of operations and cash flows. Furthermore, economic congestion on transmission networks in certain of the markets in which the Company operates may occur and the Company may be deemed responsible for congestion costs. If the Company were liable for such congestion costs, its financial results could be adversely affected.
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
The Company depends on key personnel, the loss of any of which could have a material adverse effect on the Company's financial condition and results of operations.
The Company believes its current operations and future success depend largely on the continued services of key personnel that it employs. Although the Company currently has access to the resources of CEG, the loss of key personnel employed by the Company could have a material adverse effect on the Company’s financial condition and results of operations.

Risks Related to the Company's Relationships with GIP and CEG
GIP, through its ownership of CEG, is the Company's controlling stockholder and exercises substantial influence over the Company. The Company is highly dependent on GIP.
GIP, through its ownership of CEG, owns all of the Company's outstanding Class B and Class D common stock. The Company's outstanding Class B and Class D common stock is entitled to one vote per share and 1/100th of a vote per share, respectively. As a result of its ownership of the Class B and Class D common stock, GIP indirectly owns 55.0% of the combined voting power of the Company's common stock as of December 31, 2018. As a result of this ownership, GIP has a substantial influence on the Company's affairs and its voting power will constitute a large percentage of any quorum of the Company's stockholders voting on any matter requiring the approval of the Company's stockholders. Such matters include the election of directors, the adoption of amendments to the Company's amended and restated certificate of incorporation and fourth amended and restated bylaws and approval of mergers or sale of all or substantially all of its assets. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company or discouraging others from making tender offers for the Company's shares. In addition, GIP has the right to elect all of the Company's directors. GIP may cause corporate actions to be taken even if their interests conflict with the interests of the Company's other stockholders (including holders of the Company's Class A and Class C common stock).
Furthermore, the Company depends on certain services provided by or under the direction of CEG under the CEG Master Services Agreement. CEG personnel and support staff that provide services to the Company under the CEG Master Services Agreement are not required to, and the Company does not expect that they will, have as their primary responsibility the management and administration of the Company or to act exclusively for the Company and the CEG Master Services Agreement does not require any specific individuals to be provided by CEG. Under the CEG Master Services Agreement, CEG has the discretion to determine which of its employees perform assignments required to be provided to the Company. Any failure to effectively manage the Company's operations or to implement its strategy could have a material adverse effect on the business, financial condition, results of operations and cash flows. The CEG Master Services Agreement will continue in perpetuity, until terminated in accordance with its terms.
The Company also depends upon CEG and NRG for the provision of management, administration and certain other services at certain of the Company's facilities. Any failure by CEG or NRG to perform its requirements under these arrangements or the failure by the Company to identify and contract with replacement service providers, if required, could adversely affect the operation of the Company's facilities and have a material adverse effect on the business, financial condition, results of operations and cash flows.
In connection with the GIP Transaction, GIP has agreed to enter into certain agreements with the Company relating to the provision of services and NRG has agreed to enter into certain agreements with the Company relating to transition services and ongoing commercial arrangements. It is uncertain whether, after the transition services end, GIP or its affiliates will continue to provide the same services, or offer the same capabilities and resources, to the Company that the Company currently receives from NRG or whether the Company may have to seek alternative service providers. The Company may not be able to replicate the same level of services, capabilities, experience and familiarity with the Company’s business offered by NRG either through GIP or through alternative service providers or on terms or costs similar to those provided by NRG. The loss of services provided by NRG and the benefits offered to the Company through its relationship with NRG could have an impact on the Company’s business, financial condition, results of operations and cash flows.

GIP and its affiliates control the Company and have the ability to designate a majority of the members of the Company’s Board.

The governance agreements entered into among NRG, the Company, GIP and its affiliates in connection with the GIP Transaction provide GIP the ability to designate a majority of the Company’s Board to the Company’s Corporate Governance, Conflicts and Nominating Committee for nomination for election by the Company’s stockholders and also require that the Company and GIP use their commercially reasonable efforts to submit to the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders a charter amendment to classify the Company’s Board into two classes (with the independent directors and directors designated by GIP allocated across the two classes). Due to such agreements and GIP's approximate 55.0% combined voting power in the Company, the ability of other holders of the Company’s Class A and Class C common stock to exercise control over the corporate governance of the Company is limited. In addition, due to its approximate 55.0% combined voting power in the Company, GIP and its affiliates have a substantial influence on the Company’s affairs and its voting power constitutes a large percentage of any quorum of the Company’s stockholders voting on any matter requiring the approval of the Company’s stockholders, including the classification of the Board of Directors. GIP and its affiliates may hold certain interests that are different from those of the Company or other holders of the Company’s Class A and Class C common stock and there is no assurance that GIP and its affiliates will exercise its control over the Company in a manner that is consistent with the Company’s interests or those of the holders of the Company’s Class A and Class C common stock.
The Company may not be able to consummate future acquisitions from CEG.
The Company's ability to grow through acquisitions depends, in part, on CEG's ability to identify and present the Company with acquisition opportunities. Although CEG has agreed to grant the Company a right of first offer with respect to certain power generation assets that CEG may elect to sell in the future, CEG is under no obligation to sell any such power generation assets or to accept any related offers from the Company. In addition, CEG has not agreed to commit any minimum level of dedicated resources for the pursuit of renewable power-related acquisitions. There are a number of factors which could materially and adversely impact the extent to which suitable acquisition opportunities are made available from CEG, including that the same professionals within CEG's organization that are involved in acquisitions that are suitable for the Company have responsibilities within CEG's broader asset management business, which may include sourcing acquisition opportunities for CEG. Limits on the availability of such individuals will likewise result in a limitation on the availability of acquisition opportunities for the Company. In making these determinations, CEG may be influenced by factors that result in a misalignment with the Company's interests or conflict of interest.
The Company may be unable or unwilling to terminate the CEG Master Services Agreement.
The CEG Master Services Agreement provides that the Company may terminate the agreement upon 30 days prior written notice to CEG upon the occurrence of any of the following: (i) CEG defaults in the performance or observance of any material term, condition or covenant contained therein in a manner that results in material harm to the Company and the default continues unremedied for a period of 30 days after written notice thereof is given to CEG; (ii) CEG engages in any act of fraud, misappropriation of funds or embezzlement that results in material harm to the Company; (iii) CEG is grossly negligent in the performance of its duties under the agreement and such negligence results in material harm to the Company; or (iv) upon the happening of certain events relating to the bankruptcy or insolvency of CEG. Furthermore, if the Company requests an amendment to the scope of services provided by CEG under the CEG Master Services Agreement and is not able to agree with CEG as to a change to the service fee resulting from a change in the scope of services within 180 days of the request, the Company will be able to terminate the agreement upon 30 days prior notice to CEG. The Company will not be able to terminate the agreement for any other reason, including if CEG experiences a change of control, and the agreement continues in perpetuity, until terminated in accordance with its terms. If CEG's performance does not meet the expectations of investors, and the Company is unable to terminate the CEG Master Services Agreement, the market price of the Class A and Class C common stock could suffer.

If CEG terminates the CEG Master Services Agreement or defaults in the performance of its obligations under the agreement, or if the transition services to be provided by NRG to the Company are inadequate or end, the Company may be unable to contract with a substitute service provider on similar terms, or at all.
The Company relies on CEG to provide certain services under the CEG Master Services Agreement. The CEG Master Services Agreement provides that CEG may terminate the agreement upon 180 days prior written notice of termination to the Company if it defaults in the performance or observance of any material term, condition or covenant contained in the agreement in a manner that results in material harm and the default continues unremedied for a period of 30 days after written notice of the breach is given. If CEG terminates the Management Services Agreement or defaults in the performance of its obligations under the agreement, the Company may be unable to contract with CEG or a substitute service provider on similar terms or at all, and the costs of substituting service providers may be substantial. In addition, in light of CEG's familiarity with the Company's assets, a substitute service provider may not be able to provide the same level of service due to lack of pre-existing synergies. Additionally, the Company relies on transition services provided by NRG under the NRG TSA. If the Company cannot locate a service provider that is able to provide substantially similar services as CEG does under the CEG Master Services Agreement, or the services provided by NRG under the NRG TSA, on similar terms, it could have a material adverse effect on the business, financial condition, results of operation and cash flows.
The liability of CEG is limited under the Company's arrangements with it and the Company has agreed to indemnify CEG against claims that it may face in connection with such arrangements, which may lead CEG to assume greater risks when making decisions relating to the Company than it otherwise might if acting solely for its own account.
Under the CEG Master Services Agreement, CEG does not assume any responsibility other than to provide or arrange for the provision of the services described in the CEG Master Services Agreement in good faith. In addition, under the CEG Master Services Agreement, the liability of CEG and its affiliates is limited to the fullest extent permitted by law to conduct involving bad faith, fraud, willful misconduct or gross negligence or, in the case of a criminal matter, action that was known to have been unlawful. In addition, the Company has agreed to indemnify CEG to the fullest extent permitted by law from and against any claims, liabilities, losses, damages, costs or expenses incurred by an indemnified person or threatened in connection with the Company's operations, investments and activities or in respect of or arising from the CEG Master Services Agreement or the services provided by CEG, except to the extent that the claims, liabilities, losses, damages, costs or expenses are determined to have resulted from the conduct in respect of which such persons have liability as described above. These protections may result in CEG tolerating greater risks when making decisions than otherwise might be the case, including when determining whether to use leverage in connection with acquisitions. The indemnification arrangements to which CEG is a party may also give rise to legal claims for indemnification that are adverse to the Company and holders of its common stock.
Certain of the Company’s PPAs and project-level financing arrangements include provisions that would permit the counterparty to terminate the contract or accelerate maturity in the event GIP or its affiliates ceases to control or own, directly or indirectly, a majority of the voting power of the Company.
Certain of the Company’s PPAs and project-level financing arrangements contain change in control provisions that provide the counterparty with a termination right or the ability to accelerate maturity in the event of a change of control of the Company without the counterparty's consent. These provisions are triggered in the event GIP or its affiliates ceases to own, directly or indirectly, capital stock representing more than 50% of the voting power of the Company’s capital stock outstanding on such date, or, in some cases, if GIP or its affiliates ceases to be the majority owner, directly or indirectly, of the applicable project subsidiary. As a result, if GIP or its affiliates ceases to control, or in some cases, own a majority of the voting power of the Company, the counterparties could terminate such contracts or accelerate the maturity of such financing arrangements. The termination of any of the Company’s PPAs or the acceleration of the maturity of any of the Company’s project-level financing could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.
The Company is a “controlled company," controlled by GIP, and as a result, is exempt from certain corporate governance requirements that are designed to provide protection to stockholders of companies that are not controlled companies.
              As of December 31, 2018, GIP indirectly controls 55.0% of the Company's combined voting power and is able to elect all of the Company's board of directors. As a result, the Company is considered a "controlled company" for the purposes of the NYSE listing requirements. As a "controlled company," the Company is permitted to, and the Company may, opt out of the NYSE listing requirements that would require (i) a majority of the members of the Company's board of directors to be independent, (ii) that the Company establish a compensation committee and a nominating and governance committee, each comprised entirely of independent directors, or (iii) an annual performance evaluation of the nominating and governance and compensation committees. The NYSE listing requirements are intended to ensure that directors who meet the independence standards are free of any conflicting interest that could influence their actions as directors. While the Company has elected to have a Compensation Committee and a Corporate Governance, Conflicts and Nominating Committee consisting entirely of independent directors and to conduct an annual performance evaluation of these committees, the majority of the members of the Company’s board of directors are not considered independent. Therefore, the Company’s stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the applicable NYSE listing requirements. It is also possible that the interests of GIP may in some circumstances conflict with the Company's interests and the interests of the holders of the Company's Class A and Class C common stock.
Risks Inherent in an Investment in the Company
The Company may not be able to continue paying comparable or growing cash dividends to holders of its common stock in the future.
              The amount of CAFD principally depends upon the amount of cash the Company generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the level and timing of capital expenditures the Company makes;

•	the level of operating and general and administrative expenses, including reimbursements to CEG for services provided to the Company in accordance with the CEG Master Services Agreement;

•	variations in revenues generated by the business, due to seasonality, weather, or otherwise;

•	debt service requirements and other liabilities;

•	fluctuations in working capital needs;

•	the Company's ability to borrow funds and access capital markets;

•	restrictions contained in the Company's debt agreements (including project-level financing and, if applicable, corporate debt); and

•	other business risks affecting cash levels.
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
              Clearway Energy LLC's CAFD will likely fluctuate from quarter to quarter, in some cases significantly, due to seasonality. As a result, the Company may cause Clearway Energy LLC to reduce the amount of cash it distributes to its members in a particular quarter to establish reserves to fund distributions to its members in future periods for which the cash distributions the Company would otherwise receive from Clearway Energy LLC would be insufficient to fund its quarterly dividend. If the Company fails to cause Clearway Energy LLC to establish sufficient reserves, the Company may not be able to maintain its quarterly dividend with respect to a quarter adversely affected by seasonality.
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
              The Company is a holding company and has no material assets other than its ownership of membership interests in Clearway Energy LLC, a holding company that has no material assets other than its interest in Clearway Energy Operating LLC, whose sole material assets are the project companies. None of the Company, Clearway Energy LLC or Clearway Energy Operating LLC has any independent means of generating revenue. The Company intends to continue to cause Clearway Energy Operating LLC's subsidiaries to make distributions to Clearway Energy Operating LLC and, in turn, make distributions to Clearway Energy LLC, and, in turn, to make distributions to the Company in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by the Company. To the extent that the Company needs funds for a quarterly cash dividend to holders of the Company's Class A and Class C common stock or otherwise, and Clearway Energy Operating LLC or Clearway Energy LLC is restricted from making such distributions under applicable law or regulation or is otherwise unable to provide such funds (including as a result of Clearway Energy Operating LLC's operating subsidiaries being unable to make distributions), it could materially adversely affect the Company's liquidity and financial condition and limit the Company's ability to pay dividends to holders of the Company's Class A and Class C common stock.
Market interest rates may have an effect on the value of the Company's Class A and Class C common stock.
              One of the factors that influences the price of shares of the Company's Class A and Class C common stock is the effective dividend yield of such shares (i.e., the yield as a percentage of the then market price of the Company's shares) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates but are rising, may lead investors of shares of the Company's Class A and Class C common stock to expect a higher dividend yield and the Company's inability to increase its dividend as a result of an increase in borrowing costs, insufficient CAFD or otherwise, could result in selling pressure on, and a decrease in the market prices of the Company's Class A and Class C common stock as investors seek alternative investments with higher yield.
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
              The market price of the Company's Class A and Class C common stock may fluctuate significantly in response to a number of factors, most of which the Company cannot predict or control, including general market and economic conditions, disruptions, downgrades, credit events and perceived problems in the credit markets; actual or anticipated variations in its quarterly operating results or dividends; natural disasters, wildfires and other weather-related events; changes in the Company's investments or asset composition; write-downs or perceived credit or liquidity issues affecting the Company's assets; market perception of GIP or CEG, the Company's business and the Company's assets; the Company's level of indebtedness and/or adverse market reaction to any indebtedness that the Company may incur in the future; the Company's ability to raise capital on favorable terms or at all; loss of any major funding source; changes in market valuations of similar power generation companies; and speculation in the press or investment community regarding the Company, GIP or CEG.
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
                Risks that may increase as a result of market volatility include, but are not limited to, risks related to access to capital and liquidity and risks related to the performance of third parties, GIP.   The Company has significant relationships with, and in certain areas depends significantly on, GIP and CEG.  In particular, CEG provides operational services and other support.  The Company’s growth strategy depends on its ability to identify and acquire additional facilities from CEG and unaffiliated third parties.  The Company interacts with or depends on CEG for assistance related to many third-party acquisition opportunities and for operations and maintenance support on various pending and completed transactions.  As a result, the Company’s financial and operating performance and prospects, including the Company’s ability to grow its dividend per share, may be affected by the performance, prospects, and priorities of GIP and CEG, and material adverse developments at GIP or CEG or changes in their strategic priorities may materially affect the Company's business, financial condition and results of operations.
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
              Provisions of the Company's amended and restated certificate of incorporation and fourth amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that holders of the Company's Class A and Class C common stock may consider favorable, including transactions in which such stockholders might otherwise receive a premium for their shares. This is because these provisions may prevent or frustrate attempts by stockholders to replace or remove members of the Company's management. These provisions include:

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
Future sales of the Company's Class A or Class C common stock by GIP may cause the price of the Company's Class A or Class C common stock to fall.
The market price of the Company's Class A or Class C common stock could decline as a result of sales by GIP of such shares (issuable to GIP upon the exchange of some or all of its Clearway Energy LLC Class B or Class D units, respectively) in the market, or the perception that these sales could occur.
               The market price of the Company's Class A or Class C common stock may also decline as a result of GIP disposing or transferring some or all of the Company's outstanding Class B or Class D common stock, which disposals or transfers would reduce GIP's ownership interest in, and voting control over, the Company. These sales might also make it more difficult for the Company to sell equity securities at a time and price that the Company deems appropriate. GIP and certain of its affiliates have certain demand and piggyback registration rights with respect to shares of the Company's Class A common stock issuable upon the exchange of Clearway Energy LLC's Class B units and/or Class C common stock issuable upon the exchange of Clearway Energy LLC's Class D units. The presence of additional shares of the Company's Class A and/or Class C common stock trading in the public market, as a result of the exercise of such registration rights, may have a material adverse effect on the market price of the Company's securities.
Risks Related to Taxation
The Company's future tax liability may be greater than expected if the Company does not generate NOLs sufficient to offset taxable income, if federal, state and local tax authorities challenge certain of the Company’s tax positions and exemptions or if changes in federal, state and local tax laws occur.
              The Company expects to generate NOLs and carryforward prior year NOL balances to offset future taxable income. Based on the Company's current portfolio of assets, which include renewable assets that benefit from accelerated tax depreciation deductions and federal tax credits, the Company does not expect to pay significant federal income tax for a period of approximately ten years. While the Company expects these losses will be available as a future benefit, in the event that they are not generated as expected, successfully challenged by the IRS or state and local jurisdictions (in a tax audit or otherwise) or subject to future limitations from a potential change in ownership, as discussed below, the Company's ability to realize these benefits may be limited. In addition, the Company’s ability to realize state and local tax exemptions, including property or sales and use tax exemptions, is subject to various tax laws. If these exemptions are successfully challenged by state and local jurisdictions or if a change in tax law occurs, the Company’s ability to realize these exemptions could be affected. A reduction in the Company's expected NOLs, a limitation on the Company's ability to use such losses or tax credits, and challenges by tax authorities to the Company’s tax positions may result in a material increase in the Company's estimated future income, sales/use and property tax liability and may negatively impact the Company's liquidity and financial condition.
The Company's ability to use NOLs to offset future income may be limited.
              The Company's ability to use NOLs could be substantially limited if the Company is unable to generate future taxable income or were to experience an "ownership change" as defined under Section 382 of the Code. In general, an "ownership change" would occur if the Company's "5-percent shareholders," as defined under Section 382 of the Code, collectively increased their ownership in the Company by more than 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change deferred tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurs. Future sales of any class of the Company's common stock by GIP, as well as future issuances by the Company, could contribute to a potential ownership change.
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
For U.S. tax purposes, the Company's distributions to its stockholders in 2018 and 2017 are classified for U.S. federal income tax purposes as a nontaxable return of capital and reduction of a U.S. stockholder's tax basis, to the extent of a U.S. stockholder's tax basis in each of the Company's common shares, with any remaining amount being taxed as capital gain.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K of Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors and the following:

•	Potential risks related to the PG&E bankruptcy;

•	The Company's ability to maintain and grow its quarterly dividend;

•	Potential risks related to the Company's relationships with GIP and CEG;

•	The Company's ability to successfully identify, evaluate and consummate acquisitions from third parties;

•	The Company's ability to acquire assets from GIP or CEG;

•	The Company's ability to raise additional capital due to its indebtedness, corporate structure, market conditions or otherwise;

•	Changes in law, including judicial decisions;

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
Item 1B — Unresolved Staff Comments
None.

Item 2 — Properties
Listed below are descriptions of the Company's interests in facilities, operations and/or projects owned or leased as of December 31, 2018.

		Capacity
		Rated MW	Net MW(a)	Owner-ship			PPA Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
Conventional
El Segundo	El Segundo, CA	550	550	100%	Natural Gas	August 2013	Southern California Edison	2023
GenConn Devon	Milford, CT	190	95	50%	Natural Gas/Oil	June 2010	Connecticut Light & Power	2040
GenConn Middletown	Middletown, CT	190	95	50%	Natural Gas/Oil	June 2011	Connecticut Light & Power	2041
Marsh Landing	Antioch, CA	720	720	100%	Natural Gas	May 2013	Pacific Gas and Electric	2023
Walnut Creek	City of Industry, CA	485	485	100%	Natural Gas	May 2013	Southern California Edison	2023
Total Conventional		2,135	1,945
Utility Scale Solar
Agua Caliente	Dateland, AZ	290	46	16%	Solar	June 2014	Pacific Gas and Electric	2039
Alpine	Lancaster, CA	66	66	100%	Solar	January 2013	Pacific Gas and Electric	2033
Avenal	Avenal, CA	45	23	50%	Solar	August 2011	Pacific Gas and Electric	2031
Avra Valley	Pima County, AZ	26	26	100%	Solar	December 2012	Tucson Electric Power	2032
Blythe	Blythe, CA	21	21	100%	Solar	December 2009	Southern California Edison	2029
Borrego	Borrego Springs, CA	26	26	100%	Solar	February 2013	San Diego Gas and Electric	2038
Buckthorn Solar	City of Georgetown, TX	154	154	100%	Solar	July 2018	City of Georgetown, TX	2043
CVSR	San Luis Obispo, CA	250	250	100%	Solar	October 2013	Pacific Gas and Electric	2038
Desert Sunlight 250	Desert Center, CA	250	63	25%	Solar	December 2014	Southern California Edison	2034
Desert Sunlight 300	Desert Center, CA	300	75	25%	Solar	December 2014	Pacific Gas and Electric	2039
Four Brothers Solar	New Castle/Milford, UT	320	160	50%	Solar	July 2016 - August 2016	PacifiCorp	2036
Granite Mountain	Cedar City, UT	130	65	50%	Solar	September 2016	PacifiCorp	2036
Iron Springs	Cedar City, UT	80	40	50%	Solar	August 2016	PacifiCorp	2036
Kansas South	Lemoore, CA	20	20	100%	Solar	June 2013	Pacific Gas and Electric	2033
Roadrunner	Santa Teresa, NM	20	20	100%	Solar	August 2011	El Paso Electric	2031
TA High Desert	Lancaster, CA	20	20	100%	Solar	March 2013	Southern California Edison	2033
Total Utility Scale Solar		2,018	1,075
Distributed Solar
Apple I LLC Projects	CA	9	9	100%	Solar	October 2012 - December 2012	Various	2032
AZ DG Solar Projects	AZ	5	5	100%	Solar	December 2010 - January 2013	Various	2025 - 2033
SPP Projects	Various	25	25	100%	Solar	June 2008 - June 2012	Various	2026 - 2037
Other DG Projects	Various	13	13	100%	Solar	October 2012 - October 2015	Various	2023 - 2039
Total Distributed Solar		52	52
Wind

		Capacity
		Rated MW	Net MW(a)	Owner-ship			PPA Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
Alta I	Tehachapi, CA	150	150	100%	Wind	December 2010	Southern California Edison	2035
Alta II	Tehachapi, CA	150	150	100%	Wind	December 2010	Southern California Edison	2035
Alta III	Tehachapi, CA	150	150	100%	Wind	February 2011	Southern California Edison	2035
Alta IV	Tehachapi, CA	102	102	100%	Wind	March 2011	Southern California Edison	2035
Alta V	Tehachapi, CA	168	168	100%	Wind	April 2011	Southern California Edison	2035
Alta X (b)	Tehachapi, CA	137	137	100%	Wind	February 2014	Southern California Edison	2038
Alta XI (b)	Tehachapi, CA	90	90	100%	Wind	February 2014	Southern California Edison	2038
Buffalo Bear	Buffalo, OK	19	19	100%	Wind	December 2008	Western Farmers Electric Co-operative	2033
Crosswinds (b)	Ayrshire, IA	21	21	99%	Wind	June 2007	Corn Belt Power Cooperative	2027
Elbow Creek (b)	Howard County, TX	122	122	100%	Wind	December 2008	NRG Power Marketing LLC	2022
Elkhorn Ridge (b)	Bloomfield, NE	81	54	66.7%	Wind	March 2009	Nebraska Public Power District	2029
Forward (b)	Berlin, PA	29	29	100%	Wind	April 2008	Constellation NewEnergy, Inc.	2022
Goat Wind (b)	Sterling City, TX	150	150	100%	Wind	April 2008/June 2009	Dow Pipeline Company	2025
Hardin (b)	Jefferson, IA	15	15	99%	Wind	May 2007	Interstate Power and Light Company	2027
Laredo Ridge	Petersburg, NE	80	80	100%	Wind	February 2011	Nebraska Public Power District	2031
Lookout (b)	Berlin, PA	38	38	100%	Wind	October 2008	Southern Maryland Electric Cooperative	2030
Odin (b)	Odin, MN	20	20	99.9%	Wind	June 2008	Missouri River Energy Services	2028
Pinnacle	Keyser, WV	55	55	100%	Wind	December 2011	Maryland Department of General Services and University System of Maryland	2031
San Juan Mesa (b)	Elida, NM	120	90	75%	Wind	December 2005	Southwestern Public Service Company	2025
Sleeping Bear (b)	Woodward, OK	95	95	100%	Wind	October 2007	Public Service Company of Oklahoma	2032
South Trent	Sweetwater, TX	101	101	100%	Wind	January 2009	AEP Energy Partners	2029
Spanish Fork (b)	Spanish Fork, UT	19	19	100%	Wind	July 2008	PacifiCorp	2028
Spring Canyon II (b)	Logan County, CO	32	29	90.1%	Wind	October 2014	Platte River Power Authority	2039
Spring Canyon III(b)	Logan County, CO	28	25	90.1%	Wind	December 2014	Platte River Power Authority	2039
Taloga	Putnam, OK	130	130	100%	Wind	July 2011	Oklahoma Gas & Electric	2031
Wildorado (b)	Vega, TX	161	161	100%	Wind	April 2007	Southwestern Public Service Company	2027
Total Wind		2,263	2,200
Thermal Generation
CA Fuel Cell	Tulare, CA	3	3	100%	Natural Gas	May 2018	City of Tulare	2038
Dover	Dover, DE	103	103	100%	Natural Gas	June 2013	NRG Power Marketing LLC	2018
Energy Center - Pittsburgh	Pittsburgh, PA	7	7	100%	Diesel	January 2019	University of Pittsburgh Medical Center	2038
Paxton Creek Cogen	Harrisburg, PA	12	12	100%	Natural Gas	November 1986	Power sold into PJM markets

		Capacity
		Rated MW	Net MW(a)	Owner-ship			PPA Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
Princeton Hospital	Princeton, NJ	5	5	100%	Natural Gas	January 2012	Excess power sold to local utility
Tucson Convention Center	Tucson, AZ	2	2	100%	Natural Gas	January 2003	Excess power sold to local utility
University of Bridgeport	Bridgeport, CT	1	1	100%	Natural Gas	April 2015	University of Bridgeport	2034
Total Thermal Generation		133	133
Total Clearway Energy, Inc. (c)		6,601	5,405

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of December 31, 2018.
(b) Projects are part of tax equity arrangements, as further described in Note 2, Summary of Significant Accounting Policies.
(c) Clearway Energy, Inc.'s total generation capacity is net of 6 MWs for noncontrolling interest for Spring Canyon II and III. Clearway Energy Inc.'s generation capacity including this noncontrolling interest was 5,411 MWs.
In addition to the facilities owned or leased in the table above, the Company entered into partnerships to own or purchase solar power generation projects, as well as other ancillary related assets from a related party via intermediate funds.  The Company does not consolidate these partnerships and accounts for them as equity method investments. The Company's net interest in these projects is 268 MW based on cash to be distributed. For further discussions, refer to Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities to the Consolidated Financial Statements.
The following table summarizes the Company's thermal steam and chilled water facilities as of December 31, 2018:

Name and Location of Facility	Thermal Energy Purchaser	% Owned	Rated Megawatt Thermal Equivalent Capacity (MWt)	Net Megawatt Thermal Equivalent Capacity (MWt)	Generating Capacity
Energy Center Minneapolis, MN	Approx. 95 steam and 55 chilled water customers	100	315 136	315 136	Steam: 1,075 MMBtu/hr. Chilled water: 38,700 tons
Energy Center San Francisco, CA	Approx. 180 steam customers	100	133	133	Steam: 454 MMBtu/hr.
Energy Center Omaha, NE	Approx. 60 steam and 65 chilled water customers	100 16(a) 100 0(a)	142 56 77 21	142 9 77 0	Steam: 485 MMBtu/hr Steam: 190 MMBtu/hr Chilled water: 22,000 tons Chilled water: 6,000 tons
Energy Center Harrisburg, PA	Approx. 125 steam and 5 chilled water customers	100	108 13	108 13	Steam: 370 MMBtu/hr. Chilled water: 3,600 tons
Energy Center Phoenix, AZ	Approx. 40 chilled water customers	24(a) 100 12(a) 0(a)	5 104 14 28	1 104 2 0	Steam: 17 MMBtu/hr Chilled water: 29,600 tons Chilled water: 3,920 tons Chilled water: 8,000 tons
Energy Center Pittsburgh, PA	Approx. 25 steam and 25 chilled water customers	100	132 78	132 78	Steam: 452 MMBtu/hr. Chilled water: 22,224 tons
Energy Center San Diego, CA	Approx. 20 chilled water customers	100	31	31	Chilled water: 8,825 tons
Energy Center Dover, DE	Kraft Heinz Company; Proctor and Gamble	100	66	66	Steam: 225 MMBtu/hr.
Energy Center Princeton, NJ	Princeton HealthCare System	100	21 17	21 17	Steam: 72 MMBtu/hr. Chilled water: 4,700 tons
	Total Generating Capacity (MWt)		1,497	1,385

(a) Net MWt capacity excludes 112 MWt available under the right-to-use provisions contained in agreements between two of the Company's thermal facilities and certain of its customers.

Item 3 — Legal Proceedings
See "Pacific Gas and Electric Company Bankruptcy" found in Item 1, Business, of this Annual Report on Form 10-K and Item 15 — Note 16, Commitments and Contingencies, to the Consolidated Financial Statements for discussion of the material legal proceedings to which the Company is a party or of which any of its properties is subject.
Item 4 — Mine Safety Disclosures
Not applicable.

PART II
Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information, Equity Holders, and Dividends
The Company's Class A common stock and Class C common stock are listed on the New York Stock Exchange and trade under the ticker symbols "CWEN.A" and "CWEN," respectively. The Company's Class B common stock and Class D common stock are not publicly traded.
As of January 31, 2019, there were two holders of record of the Class A common stock, one holder of record of the Class B common stock, two holders of record of the Class C common stock and one holder of record of the Class D common stock.
On February 12, 2019, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.20 per share payable on March 15, 2019, to stockholders of record as of March 1, 2019. This is a reduction from the prior quarterly dividend of $0.331 per share.
The Company's Class A and Class C common stock dividends are subject to available capital, market conditions, and compliance with associated laws and regulations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future. As discussed in Item 1 - Business, the Company will continue to monitor events related to the PG&E bankruptcy in determining its capital allocation strategy in the future.
Stock Performance Graph
The performance graph below compares the Company's cumulative total stockholder return on the Company's Class A common stock for the period from July 16, 2013 through May 14, 2015, the date of the Recapitalization, and the Company's Class A common stock and Class C common stock from May 15, 2015 through December 31, 2018, with the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index, or S&P 500, and the Philadelphia Utility Sector Index, or UTY.
The performance graph shown below is being furnished and compares each period assuming that $100 was invested on the initial public offering date in each of the Class A common stock of the Company, the Class C common stock of the Company, the stocks included in the S&P 500 and the stocks included in the UTY, and that all dividends were reinvested.
Comparison of Cumulative Total Return

	July 16, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
Clearway Energy, Inc. Class A common stock	$100.00	$222.39	$137.17	$161.81	$211.13	$199.79
Clearway Energy, Inc. Class C common stock (a)	100.00	222.39	144.60	164.80	209.31	204.95
S&P 500	100.00	126.61	128.36	143.71	175.09	167.41
UTY	100.00	126.06	118.18	138.73	156.52	162.03

(a) Class C common stock price has been indexed to the Class A common stock price from the Company's initial public offering date until the Recapitalization, and reflects the Class C common stock Total Return Performance beginning on May 15, 2015.

Item 6 — Selected Financial Data
The following table presents the Company's historical selected financial data, which has been recast to include the Buckthorn Solar Drop Down Asset, as if the transfer had taken place at the beginning of the common control, which was November 9, 2016. The drop down is further described in Item 15 — Note 3, Business Acquisitions, to the Consolidated Financial Statements.
This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 15 and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal year ended December 31,
(In millions, except per share data)	2018	2017	2016	2015	2014
Statement of Income Data:
Operating Revenues
Total operating revenues	$1,053	$1,009	$1,035	$968	$844
Operating Costs and Expenses
Cost of operations	332	326	308	323	279
Depreciation and amortization	331	334	303	303	240
Impairment losses	—	44	185	1	—
General and administrative	20	19	16	12	8
Acquisition-related transaction and integration costs	20	3	1	3	4
Development costs	3	—	—	—	—
Total operating costs and expenses	706	726	813	642	531
Operating Income	347	283	222	326	313
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	74	71	60	31	22
Other income, net	8	4	3	3	6
Loss on debt extinguishment	(7)	(3)	—	(9)	(1)
Interest expense	(306)	(307)	(284)	(267)	(222)
Total other expense, net	(231)	(235)	(221)	(242)	(195)
Income Before Income Taxes	116	48	1	84	118
Income tax expense (benefit)	62	72	(1)	12	4
Net Income (Loss)	54	(24)	2	72	$114
Less: Pre-acquisition net income (loss) of Drop Down Assets	4	7	(4)	—	50
Net (Loss) Income Excluding Pre-acquisition Net (Loss) Income of Drop Down Assets	50	(31)	6	72	64
Less: Net income (loss) attributable to noncontrolling interests	2	(15)	(51)	39	48
Net Income (Loss) Attributable to Clearway Energy, Inc.	$48	$(16)	$57	$33	$16
Earnings Per Share Attributable to Clearway Energy, Inc. Class A and Class C Common Stockholders
(Loss) Earnings per Weighted Average Class A and Class C Common Share - Basic and Diluted	$0.46	$(0.16)	$0.58	$0.40	$0.30
Dividends per Class A common share	$1.258	$1.098	$0.945	$1.015	$1.42
Dividends per Class C common share (a)	$1.258	$1.098	$0.945	$0.625	N/A
Other Financial Data:
Capital expenditures	$83	$190	$20	$29	$79
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$498	$517	$577	$425	$363
Investing activities	(185)	(442)	(131)	(1,098)	(760)
Financing activities	(46)	(257)	(202)	354	767
Balance Sheet Data (at period end):
Cash and cash equivalents	$407	$148	$322	$111	$430
Property, plant and equipment, net	5,245	5,410	5,579	5,980	6,119
Total assets	8,500	8,489	8,988	8,926	9,063
Long-term debt, including current maturities	5,982	5,998	6,049	5,660	5,811
Total liabilities	6,276	6,330	6,365	6,023	6,157
Total stockholders' equity	2,224	2,159	2,623	2,903	2,906

(a) The Company began paying dividends on Class C common stock after the Recapitalization on May 14, 2015.

Item 7 — Management's Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company's historical financial condition and results of operations, which have been recast to include the Buckthorn Solar Drop Down Asset, as if the transfer had taken place at the beginning of the common control, which was November 9, 2016. As further discussed in Item 15 — Note 1, Nature of Business, to the Consolidated Financial Statements, the purchases of these assets were accounted for in accordance with ASC 805-50, Business Combinations - Related Issues, whereas the assets and liabilities transferred to the Company relate to interests under common control by NRG and, accordingly, were recorded at historical cost. The difference between the cash proceeds and historical value of the net assets was recorded as a distribution to/from NRG and offset to the noncontrolling interest on the Company's consolidated balance sheet. In accordance with GAAP, the Company prepares its consolidated financial statements to reflect the transfers as if they had taken place from the beginning of the financial statements period, or from the date the entities were under common control (if later than the beginning of the financial statements period). The Company reduces net income attributable to its Class A and Class C common stockholders by the pre-acquisition net income for the Drop Down Assets, as it was not available to the stockholders.
As you read this discussion and analysis, refer to the Company's Consolidated Statements of Operations to this Form 10-K, which present the results of operations for the years ended December 31, 2018, 2017 and 2016. Also refer to Item 1 — Business and Item 1A — Risk Factors, which include detailed discussions of various items impacting the Company's business, results of operations and financial condition.
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

Executive Summary
Introduction and Overview
Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor in and owner of modern, sustainable and long-term contracted assets across North America. The Company is sponsored by GIP through GIP's portfolio company, CEG.
The Company’s environmentally-sound asset portfolio includes over 5,272 MW of wind, solar and natural gas-fired power generation facilities, as well as district energy systems. Through this diversified and contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. Nearly all of these assets sell substantially all of their output pursuant to long-term offtake agreements with creditworthy counterparties. The weighted average remaining contract duration of these offtake agreements was approximately 15 years as of December 31, 2018 based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,385 net MWt and electric generation capacity of 133 net MW. These thermal infrastructure assets provide steam, hot and/or chilled water, and, in some instances, electricity to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
Significant Events
Pacific Gas and Electric Company Bankruptcy

•
On January 29, 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California.  Certain subsidiaries of the Company, which hold interests in 6 solar facilities totaling 480 MW and Marsh Landing with capacity of 720 MW, sell the output of their facilities to PG&E under long-term PPAs.  The Company consolidates three of the solar facilities and Marsh Landing, and records its interest in the other solar facilities as equity method investments. As of December 31, 2018, the Company had $1.5 billion of property, plant and equipment, net, $352 million investments in unconsolidated affiliates and $1.4 billion of long - term debt related to these facilities. The related subsidiaries of the Company have entered into financing agreements consisting of non-recourse project level debt and, in certain cases, non-recourse holding company debt. The PG&E bankruptcy filing has triggered defaults under the PPAs with PG&E and such related financing agreements. The Company is currently negotiating forbearance agreements with the lenders for each respective financing arrangement.  The Company continues to assess the potential future impacts of the PG&E bankruptcy filing as events occur, however, no impact to the Company’s immediate operating activities has occurred as of December 31, 2018.

Dividend Reduction

•
On February 12, 2019, and as a result of impacts related to the PG&E Bankruptcy, the Company's Board of Directors declared a quarterly dividend on Class A and Class C common stock of $0.20 per share payable on March 15, 2019, to stockholders of record as of March 1, 2019. This dividend is reduced from the last quarterly dividend paid in December 2018 of $0.331 per share. The Company will continue to assess the level of the dividend pending developments in the PG&E bankruptcy, including the Company’s ability to receive unrestricted project distributions.

Forgoing Agua Caliente Drop Down

•
On November 1, 2018, NRG offered the Company the opportunity to acquire Agua Caliente Borrower 1 LLC, which owns a 35% interest in Agua Caliente, a 290 MW utility-scale solar project located in Dateland, Arizona with PG&E as the project’s customer. Pursuant to the terms of the NRG ROFO Agreement, the Company elected to forgo the acquisition. The Company continues to own a 16% interest in the project through Agua Caliente Borrower 2 LLC.

Carlsbad Equity Backstop

•
On February 6, 2018, the Company entered into an agreement with NRG to purchase 100% of the membership interests in Carlsbad Energy Holdings LLC, which indirectly owns the Carlsbad project, a 527 MW natural gas fired project in Carlsbad, CA, pursuant to the NRG ROFO Agreement. Following the COD of the project in December 2018, the Company elected to utilize the Carlsbad backstop facility provided by GIP; as such, GIP purchased 100% of the membership interest in Carlsbad Energy Holdings LLC on February 27, 2019. The purchase price for the transaction was $387 million in cash consideration, exclusive of working capital and other adjustments, as well as the assumption of non-recourse debt of $601 million at completion. The Company maintains the option to purchase Carlsbad from GIP at any time within 18 months after February 27, 2019 at the same economic terms at which it originally agreed to purchase the asset from NRG. Should the Company not acquire Carlsbad during such 18 months, the project will become a CEG ROFO Asset.

Strategic Sponsorship with GIP

•
On August 31, 2018, NRG transferred its full ownership interest in the Company to CEG, the holder of NRG's renewable energy development and operations platform, and subsequently sold 100% of its interest in CEG to an affiliate of GIP. As a result of the GIP Transaction, GIP indirectly acquired a 45.2% economic interest in Clearway Energy LLC and a 55.0% voting interest in the Company as of August 31, 2018.

Drop Down Asset Acquisitions

•
On August 31, 2018, the Company entered into a binding agreement with CEG to acquire the effective equity interest in 80 MW of utility-scale solar projects located in Kawailoa and Oahu, Hawaii for approximately $28 million in cash consideration, subject to customary working capital and other adjustments, as well as the assumption of non-recourse debt of $169 million. The transaction is expected to close in summer of 2019.

•
On March 30, 2018, the Company acquired 100% of NRG’s interests in Buckthorn Renewables, LLC, or Buckthorn Solar, which owned a 154 MW utility-scale solar generation project for cash consideration of $42 million, plus assumed non-recourse debt of approximately $132 million as of September 30, 2018. The Buckthorn Solar project sells power under a 25-year power purchase agreement to the City of Georgetown, Texas. On July 1, 2018, the project achieved commercial operation.

Financing and Equity Activities

•
On April 30, 2018, the Company closed on the refinancing of the revolving credit facility, which extended the maturity of the facility to April 28, 2023 and decreased the Company's overall cost of borrowing. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.

•
On September 10, 2018, pursuant to the terms of the 2019 Convertible Notes and the 2020 Convertible Notes indentures, the Company delivered to the holders of the Convertible Notes a fundamental change notice and offer to repurchase any and all of the 2019 Convertible Notes and 2020 Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes plus any accrued and unpaid interest. An aggregate principal amount of $109 million of the 2019 Convertible Notes and $243 million of the 2020 Convertible Notes were tendered on or prior to the expiration date of October 10, 2018 and accepted by the Company for purchase. After the expiration of the tender offer, $220 million aggregate principal amount of the 2019 Convertible Notes and $45 million aggregate principal amount of the 2020 Convertible Notes remained outstanding as of December 31, 2018.

•
In August 2018 and January 2019, the Company completed a series of open market repurchases of 2019 Convertible Notes in aggregate principal amount of $66 million. During the first quarter of 2019, the Company paid off the remaining balance of aggregate principal amount of $220 million.

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

•
On September 27, 2018, Clearway Energy, Inc. issued and sold an additional 3,916,449 shares of Class C common stock for net proceeds of $75 million. The Company utilized the proceeds of the offering to acquire additional 3,916,449 Class C units of Clearway Energy LLC.

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

•
During the year ended December 31, 2018, Clearway Energy, Inc. issued 4,492,473 shares of Class C common stock under the ATM Program for gross proceeds of $79 million and incurred commission fees of $790 thousand, as described in Sources of Liquidity in this Item 7.

Repowering Partnership

•
On August 30, 2018, Wind TE Holdco entered into a partnership with CEG in order to facilitate the repowering of the Elbow Creek and Wildorado facilities. As part of the repowering partnership, the Company bought out an existing tax equity partner of Wind TE Holdco for $19 million on January 2, 2019.

Thermal Activities

•
On June 19, 2018, upon reaching substantial completion, the Company acquired from NRG the UPMC Thermal Project for cash consideration of $84 million, subject to working capital adjustments. The Company had a payable of $4 million to NRG as of December 31,2018, $3 million of which was paid in January 2019 upon final completion of the project pursuant to the EPC agreement. The project adds 73 MWt of thermal equivalent capacity and 7.5 MW of emergency backup electrical capacity to the Company's portfolio. The transaction was accounted for as an asset acquisition and is reflected in the Company's Thermal segment.

•
As further described in Note 10, Long-term Debt, on June 19, 2018, Energy Center Minneapolis LLC, a subsidiary of the Company, entered into an amended and restated Thermal note purchase and private shelf agreement under which it authorized the issuance of the Series E Notes, Series F Notes, Series G Notes, and Series H Notes and established a private shelf facility for the further issuance of $40 million in notes.

•
On November 1, 2018, the Company entered into an Energy Services Agreement with Mylan LLC to supply chilled water, hot water and electricity through a dedicated combined heat and power facility to be constructed at Mylan's Caguas, Puerto Rico facility. The Company anticipates the project to total $11 million in capital expenditures and is expected to commence commercial operations in the second quarter of 2019.

Environmental Matters and Regulatory Matters
Details of environmental matters and regulatory matters are presented in Item 1 — Business, Regulatory Matters and Item 1A— Risk Factors. Details of some of this information relate to costs that may impact the Company's financial results.
Trends or Matters Affecting Results of Operations and Future Business Performance
PG&E Bankruptcy
As discussed above, the Company continues to assess the potential future impacts of the PG&E bankruptcy filing as events occur. However, no impact to the Company’s immediate operating activities has occurred as of December 31, 2018.
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
Capital Market Conditions
The capital markets in general are often subject to volatility that is unrelated to the operating performance of particular companies. The Company’s growth strategy depends on its ability to identify and acquire additional renewable facilities from CEG and additional conventional and renewable facilities from unaffiliated third parties, which will require access to debt and equity financing to complete such acquisitions or replenish capital for future acquisitions. Any broad market fluctuations may affect the Company’s ability to access such capital through debt or equity financings.

Consolidated Results of Operations
2018 compared to 2017
The following table provides selected financial information:

	Year ended December 31,
(In millions)	2018	2017	Change
Operating Revenues
Energy and capacity revenues	$1,084	$1,038	$46
Other revenues	39	40	(1)
Contract amortization	(70)	(69)	(1)
Total operating revenues	1,053	1,009	44
Operating Costs and Expenses
Cost of fuels	74	63	11
Operations and maintenance	189	197	(8)
Other costs of operations	69	66	3
Depreciation and amortization	331	334	(3)
Impairment losses	—	44	(44)
General and administrative	20	19	1
Acquisition-related transaction and integration costs	20	3	17
Development costs	3	—	3
Total operating costs and expenses	706	726	(20)
Operating Income	347	283	64
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	74	71	3
Other income, net	8	4	4
Loss on debt extinguishment	(7)	(3)	4
Interest expense	(306)	(307)	1
Total other expense, net	(231)	(235)	4
Income Before Income Taxes	116	48	68
Income tax expense	62	72	(10)
Net Income (Loss)	54	(24)	78
Less: Pre-acquisition net income of Drop Down Assets	4	7	(3)
Net Income (Loss) Excluding Pre-acquisition Net Income of Drop Down Assets	50	(31)	81
Less: Net income (loss) attributable to noncontrolling interests	2	(15)	17
Net Income (Loss) Attributable to Clearway Energy, Inc.	$48	$(16)	$64

	Year ended December 31,
Business metrics:	2018	2017
Renewables MWh generated/sold (in thousands) (a)	7,197	6,844
Thermal MWt sold (in thousands)	2,042	1,926
Thermal MWh sold (in thousands) (c)	48	35
Conventional MWh generated (in thousands) (a)(b)	1,656	1,809
Conventional equivalent availability factor	94.3%	93.9%

(a) Volumes do not include the MWh generated/sold by the Company's equity method investments.
(b) Volumes generated are not sold as the Conventional facilities sell capacity rather than energy.
(c) MWh sold do not include 108 and 72 MWh generated by NRG Dover, a subsidiary of the Company, under the PPA with NRG Power Marketing during the years ended December 31, 2018 and December 31, 2017, respectively, as further described in Item 15 — Note 15, Related Party Transactions, to the Consolidated Financial Statements.

Management’s discussion of the results of operations for the years ended December 31, 2018 and 2017
Gross Margin
The Company calculates gross margin in order to evaluate operating performance as operating revenues less cost of sales, which includes cost of fuel, contract and emission credit amortization and mark-to-market for economic hedging activities.
Economic Gross Margin
In addition to gross margin, the Company evaluates its operating performance using the measure of economic gross margin, which is not a GAAP measure and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.  Economic gross margin should be viewed as a supplement to and not a substitute for the Company' presentation of gross margin, which is the most directly comparable GAAP measure.  Economic gross margin is not intended to represent gross margin.  The Company believes that economic gross margin is useful to investors as it is a key operational measure reviewed by the Company's chief operating decision maker. Economic gross margin is defined as energy and capacity revenue, plus other revenues, less cost of fuels. Economic gross margin excludes the following components from GAAP gross margin: contract amortization, mark-to-market results, emissions credit amortization and (losses) gains on economic hedging activities. Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled.
The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin for the years ended December 31, 2018 and 2017:

	Conventional	Renewables	Thermal	Eliminations	Total
(In millions)
Year ended December 31, 2018
Energy and capacity revenues	$342	$572	$170	$—	$1,084
Other revenues	—	16	26	(3)	39
Cost of fuels	(3)	—	(71)	—	(74)
Contract amortization	(5)	(62)	(3)	—	(70)
Gross margin	334	526	122	(3)	979
Contract amortization	5	62	3	—	70
Economic gross margin	$339	$588	$125	$(3)	$1,049

Year ended December 31, 2017
Energy and capacity revenues	$341	$547	$150	$—	$1,038
Other revenues	—	16	24	—	40
Cost of fuels	(1)	—	(62)	—	(63)
Contract amortization	(5)	(62)	(2)	—	(69)
Gross margin	335	501	110	—	946
Contract amortization	5	62	2	—	69
Economic gross margin	$340	$563	$112	$—	$1,015
Gross margin increased by $33 million during the year ended December 31, 2018, compared to the same period in 2017, primarily due to:

Segment	Increase (Decrease)	Reason for Increase
(In millions)
Renewables:	$22
An increase of $15 million related to higher wind generation, primarily at the Alta Wind projects, and higher insolation, and a $7 million increase due to the Buckthorn Solar project reaching COD in July 2018

Thermal:	12
$7 million increase due to the acquisition of the UPMC Thermal Project, which was completed in 2018, as well as an increase of $5 million due to higher steam and chilled water usage across the portfolio in 2018

Conventional:	(1)	Decrease due to an emission credit reimbursement in 2017
	$33

Operations and Maintenance Expense
Operations and maintenance expense decreased by $8 million during the year ended December 31, 2018 compared to the same period in 2017, primarily due to:

Segment	Increase (Decrease)	Reason for Increase (Decrease)
(In millions)
Renewables	$6	Increase primarily driven by the Buckthorn Solar project being placed in service in July 2018
Conventional	(14)	Lower outages in 2018 compared to 2017
	$(8)
Impairment Losses
The Company recorded impairment losses of $44 million for the years ended December 31, 2017.
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
Acquisition-Related Transaction and Integration Costs
Acquisition-related transaction and integration costs of $20 million during the year ended December 31, 2018, reflect fees paid to advisors and other costs associated with the GIP Transaction, as well as fees paid in connection with the acquisitions that took place in 2018, as further described in Note 3, Business Acquisitions.
Development Costs
The Company incurred $3 million of development cost expense during the year ended December 31, 2018. A total of $2 million of it was for the business development, personnel and benefits costs related to development projects within the Company's Thermal segment.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $3 million during the year ended December 31, 2018, compared to the same period in 2017, primarily due to income allocated to the Company in DGPV Holdco 3, which was formed in September 2017, partially offset by losses allocated to the company in RPV Holdco and the Utah Solar Portfolio.  The HLBV method of accounting generally allocates more losses to the tax equity investors in the first several years after fund formation, and conversely, more income to the Company

Interest Expense
Interest expense decreased by $1 million during the year ended December 31, 2018 compared to the same period in 2017 due to:

(In millions)	Increase (Decrease)
Normal amortization of project-level debt	$(10)
Issuance of 2025 Senior Notes, partially offset by lower interest expense for the 2019 Convertible Notes and 2020 Convertible Notes, which were partially repaid in connection with the tender offer in October 2018	5
Change in mark-market of interest rate swaps	(3)
Issuance of Energy Center Minneapolis Series E, F, G, H Notes in June 2018 and additional interest expense for the Buckthorn Solar project-level debt	7
$(1)
Income Tax Expense
For the year ended December 31, 2018, the Company recorded an income tax expense of $62 million on pretax income of $116 million. For the same period in 2017, the Company recorded an income tax expense of $72 million on pretax income of $48 million. For the year ended December 31, 2018, the overall effective tax rate was different than the statutory rate of 21% primarily due to higher state income tax rates following the Company’s separation from NRG as well as taxable earnings and losses allocated to partners’ interest in Clearway Energy LLC which includes the effects of applying the hypothetical liquidation at book value , or HLBV, method of accounting for book purposes to certain partnerships. The Company has completed the accounting for all of the income tax effects related to the Tax Cuts and Jobs Act which resulted in no material adjustments in 2018 to the provisional amounts recorded as of December 31, 2017.
For the year ended December 31, 2017, the overall effective tax rate was different than the statutory rate of 35% primarily due to tax expense recorded from the revaluation of the existing net deferred tax asset pursuant to the reduction in the corporate income tax rate to 21% in accordance with the Tax Cuts and Jobs Act. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which addresses how a company may recognize provisional amounts for the effect of the changes related to the Tax Act. Consistent with that guidance, the Company recognized provisional amounts at December 31, 2017, based upon our interpretation of the tax laws and estimates which require significant judgments.
A reconciliation of the U.S. federal statutory rate of 21% and 35% to the Company's effective rate is as follows:

	Year Ended December 31,
	2018	2017
	(In millions)
Income Before Income Taxes	$116	$48
Tax at 21%/35%	24	17
State taxes, net of federal benefit	8	(3)
Deferred state rate change due to deconsolidation from NRG	20	—
Tax Cuts and Jobs Act - tax rate change	—	68
Impact of non-taxable partnership earnings	8	(9)
Investment tax credits	(3)	(1)
Production tax credits, including prior year true-up	(1)	(1)
Valuation allowance adjustment	3	—
Other	3	1
Income tax expense	$62	$72
Effective income tax rate	53%	150%
The effective income tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses, earnings and losses allocated to partners' interest in Clearway Energy LLC which includes the effects of applying the HLBV method of accounting for book purposes to certain partnerships, and changes in valuation allowances in accordance with ASC 740. These factors and others, including the Company's history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

Net (Loss) Income Attributable to Noncontrolling Interests
For the year ended December 31, 2018, income attributable to noncontrolling interests of $2 million was comprised of income of $106 million, of which $104 million was attributable to NRG for the period prior to the GIP Transaction and $2 million was attributable to CEG for the period after the GIP Transaction, and losses of $104 million attributable to tax equity investors. These losses were attributable to the application of HLBV, which generally allocates losses to the investors for the first several years after fund formation, including $55 million for the Buckthorn Solar project which generated tax credits allocated primarily to the tax equity investor when it reached COD in July 2018.
For the year ended December 31, 2017, the Company had income of $60 million attributable to NRG's interest in the Company and a loss of $75 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method, which was primarily related to the impairment losses described above.

Consolidated Results of Operations
2017 compared to 2016
The following table provides selected financial information:

	Year ended December 31,
(In millions)	2017	2016	Change
Operating Revenues
Energy and capacity revenues	$1,038	$1,065	$(27)
Other revenues	40	39	1
Contract amortization	(69)	(69)	—
Total operating revenues	1,009	1,035	(26)
Operating Costs and Expenses
Cost of fuels	63	61	2
Emissions credit amortization	—	6	(6)
Operations and maintenance	197	176	21
Other costs of operations	66	65	1
Depreciation and amortization	334	303	31
Impairment losses	44	185	(141)
General and administrative	19	16	3
Acquisition-related transaction and integration costs	3	1	2
Total operating costs and expenses	726	813	(87)
Operating Income	283	222	61
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	71	60	11
Other income, net	4	3	1
Loss on debt extinguishment	(3)	—	3
Interest expense	(307)	(284)	23
Total other expense, net	(235)	(221)	(14)
Income Before Income Taxes	48	1	47
Income tax expense (benefit)	72	(1)	73
Net (Loss) Income	(24)	2	(26)
Less: Pre-acquisition net income (loss) of Drop Down Assets	7	(4)	11
Net (Loss) Income Excluding Pre-acquisition Net (Loss) Income of Drop Down Assets	(31)	6	(37)
Less: Net loss attributable to noncontrolling interests	(15)	(51)	(36)
Net (Loss) Income Attributable to Clearway Energy, Inc.	$(16)	$57	$(73)

	Year ended December 31,
Business metrics:	2017	2016
Renewables MWh generated/sold (in thousands) (a)	6,844	7,291
Thermal MWt sold (in thousands)	1,926	1,966
Thermal MWh sold (in thousands) (c)	35	71
Conventional MWh generated (in thousands) (a)(b)	1,809	1,697
Conventional equivalent availability factor	93.9%	95.3%

(a) Volumes do not include the MWh generated/sold by the Company's equity method investments.
(b) Volumes generated are not sold as the Conventional facilities sell capacity rather than energy.
(c) MWh sold do not include 72 and 204 MWh generated by NRG Dover, a subsidiary of the Company, under the PPA with NRG Power Marketing during the years ended December 31, 2017 and 2016, respectively, as further described in Item 15 — Note 15, Related Party Transactions, to the Consolidated Financial Statements.

Management’s discussion of the results of operations for the years ended December 31, 2017 and 2016
Gross Margin
The Company calculates gross margin in order to evaluate operating performance as operating revenues less cost of sales, which includes cost of fuel, contract and emission credit amortization and mark-to-market for economic hedging activities.
Economic Gross Margin
In addition to gross margin, the Company evaluates its operating performance using the measure of economic gross margin, which is not a GAAP measure and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.  Economic gross margin should be viewed as a supplement to and not a substitute for the Company' presentation of gross margin, which is the most directly comparable GAAP measure.  Economic gross margin is not intended to represent gross margin.  The Company believes that economic gross margin is useful to investors as it is a key operational measure reviewed by the Company's chief operating decision maker. Economic gross margin is defined as energy and capacity revenue, plus other revenues, less cost of fuels. Economic gross margin excludes the following components from GAAP gross margin: contract amortization, mark-to-market results, emissions credit amortization and (losses) gains on economic hedging activities. Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled.
The following tables present the composition of gross margin, as well as the reconciliation to economic gross margin for the years ended December 31, 2017 and 2016:

	Conventional	Renewables	Thermal	Total
(In millions)
Year ended December 31, 2017
Energy and capacity revenues	$341	$547	$150	$1,038
Other revenues	—	16	24	40
Cost of fuels	(1)	—	(62)	(63)
Contract amortization	(5)	(62)	(2)	(69)
Gross margin	$335	$501	$110	$946
Contract amortization	5	62	2	69
Economic gross margin	$340	$563	$112	$1,015

Year ended December 31, 2016
Energy and capacity revenues	$338	$577	$150	$1,065
Other revenues	—	17	22	39
Cost of fuels	(1)	—	(60)	(61)
Contract amortization	(5)	(62)	(2)	(69)
Emissions credit amortization	(6)	—	—	(6)
Gross margin	$326	$532	$110	$968
Contract amortization	5	62	2	69
Emissions credit amortization	6	—	—	6
Economic gross margin	$337	$594	$112	$1,043

Gross margin decreased by $22 million and economic gross margin decreased by $28 million during the year ended December 31, 2017, compared to the same period in 2016, primarily due to:

Segment	(Decrease)Increase	Reason for Increase (Decrease)
(In millions)
Renewables:	(31)	A 7% decrease in volume generated by wind projects, due to lower wind resources at the Alta Wind and Wind TE Holdco projects
Conventional:	3	Higher revenues due to 2016 higher peak season forced outages, as well as additional start-up revenue from Marsh Landing in 2017
Economic gross margin	$(28)
	6	Emissions credit amortization of NOx allowances at Walnut Creek and El Segundo in compliance with amendments to the Regional Clean Air Incentives Market program in 2016
Gross margin	$(22)
Operations and Maintenance Expense
Operations and maintenance expense increased by $21 million during the year ended December 31, 2017, compared to the same period in 2016, due to the forced outages in the Conventional segment.  The Company recorded higher operations and maintenance costs in Walnut Creek in connection with the Unit 1 forced outages that took place in April of 2017, including an increase of loss on disposal of assets of $12 million, as well as higher operations and maintenance costs in El Segundo due to the forced outages in Units 5 and Unit 6 that took place in January 2017.

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
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $11 million during the year ended December 31, 2017, compared to the same period in 2016, primarily due to higher earnings from the solar partnerships with NRG, as well as the acquisition of the Utah Solar Portfolio in November 2016, partially offset by lower earnings from the San Juan Mesa investment.

Interest Expense
Interest expense increased by $23 million during the year ended December 31, 2017, compared to the same period in 2016, due to:

(in millions)
Assumption of the Utah Solar Portfolio debt in connection with the March 2017 Drop Down Assets, as well as debt assumed in connection with the Buckthorn Solar Drop Down Asset on March 30, 2018	$15
Issuance of 2026 Senior Notes in the third quarter of 2016	11
Issuance of new project level debt in the second half of 2016 and 2017 partially offset by the lower principal balances on project level debt in 2017	2
Higher borrowings in 2016 on the revolving credit facility	(5)
$23
Income Tax Expense (Benefit)
For the year ended December 31, 2017, the Company recorded income tax expense of $72 million on pretax income of $48 million. For the same period in 2016, the Company recorded an income tax benefit of $1 million on pretax income of $1 million. For the year ended December 31, 2017 the overall effective tax rate was different than the statutory rate of 35% primarily due to tax expense recorded from the revaluation of the existing net deferred tax asset pursuant to the reduction in the corporate income tax rate to 21% in accordance with the Tax Cuts and Jobs Act.
For the year ended December 31, 2016, the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from NRG's interest in Clearway Energy LLC, as well as PTCs and ITCs generated from certain wind and solar assets, respectively.
A reconciliation of the U.S. federal statutory rate of 35% to the Company's effective rate is as follows:

	Year Ended December 31,
	2017	2016
(In millions)
Income Before Income Taxes	$48	$1
Tax at 35%	17	—
State taxes, net of federal benefit	(3)	—
Tax Cuts and Jobs Act - tax rate change	68	—
Investment tax credits	(1)	(1)
Impact of non-taxable partnership earnings	(9)	(1)
Production tax credits, including prior year true-up	(1)	4
Other	1	(3)
Income tax expense (benefit)	$72	$(1)
Effective income tax rate	150%	(100)%
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
Current Liquidity Position
As of December 31, 2018 and 2017, the Company's liquidity was approximately $1,037 million and $682 million, respectively, comprised of cash, restricted cash, and availability under the Company's revolving credit facility.

	As of December 31,
	2018	2017
	(In millions)
Cash and cash equivalents:
Clearway Energy, Inc. and Clearway Energy LLC, excluding subsidiaries	$298	$24
Subsidiaries	109	124
Restricted cash:
Operating accounts	84	25
Reserves, including debt service, distributions, performance obligations and other reserves	92	143
Total cash, cash equivalents and restricted cash	$583	$316
Revolving credit facility availability	$454	$366
Total liquidity	$1,037	$682
The Company's liquidity includes $176 million and $168 million of restricted cash balances as of December 31, 2018 and 2017, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company's projects that are restricted in their use. As of December 31, 2018, these restricted funds comprised of $84 million designated to fund operating expenses, approximately $26 million designated for current debt service payments, and $32 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $34 million is held in distribution reserve accounts, of which $31 million related to subsidiaries affected by the PG&E bankruptcy as discussed further below and may not be distributed during the pendency of the bankruptcy.
As of December 31, 2018, the Company had no borrowings under the revolving credit facility and $41 million of letters of credit were outstanding under the revolving credit facility.
Subsequent to December 31, 2018, the Company utilized cash held by Clearway Energy, Inc. and Clearway Energy LLC to repay the remaining $220 million balance of the 2019 Convertible Notes and acquire the Class A interest in Wind TE Holdco for $19 million, as further described below in Uses of Liquidity.
In August 2018 and January 2019, the Company completed a series of open market repurchases of 2019 Convertible Notes in aggregate principal amount of $66 million. The 2019 Convertible Notes matured on February 1, 2019 and the Company paid off the remaining balance of an aggregate principal amount of $170 million as further described in Item 15 — Note 10, Long-term Debt, to the Consolidated Financial Statements.
On January 29, 2019, PG&E filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. The PG&E bankruptcy had no effect on availability under the Company’s revolving credit facility. However, the Company has non-recourse project-level debt related to each of its subsidiaries that sell their output to PG&E under long-term PPAs. The PG&E bankruptcy filing is an event of default under the related financing agreements which caused uncertainty around the timing of when certain project-level cash distributions will be available to the Company.  As of December 31, 2018, all project level cash balances for these subsidiaries were classified as restricted cash.

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
The following table summarizes the credit ratings for the Company and its Senior Notes as of December 31, 2018. The ratings outlook is stable.

	S&P	Moody's
Clearway Energy, Inc.	BB	Ba2
5.375% Senior Notes, due 2024	BB	Ba2
5.75% Senior Notes, due 2025	BB	Ba2
5.000% Senior Notes, due 2026	BB	Ba2
S&P and Moody's reaffirmed the ratings outlook as stable on February 25, 2019 and on February 15, 2019, respectively.
Sources of Liquidity
The Company's principal sources of liquidity include cash on hand, cash generated from operations, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. As described in Item 15 — Note 10, Long-term Debt, to the Consolidated Financial Statements, and above in Significant Events During the Year Ended December 31, 2018, the Company's financing arrangements consist of the equity offering of Class C common stock on September 27, 2018, corporate level debt, which includes Senior Notes, Convertible Notes, and the revolving credit facility; the ATM Program; and project-level financings for its various assets.
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
2018 Equity Offering — On September 27, 2018, Clearway Energy, Inc. issued and sold an additional 3,916,449 shares of Class C common stock for net proceeds of $75 million. The Company utilized the proceeds of the offering to acquire 3,916,449 Class C units of Clearway Energy LLC.
Revolving Credit Facility — On April 30, 2018, the Company closed on the refinancing of the revolving credit facility, which extended the maturity of the facility to April 28, 2023 and decreased the Company's overall cost of borrowing. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
ATM Sales — The Company sold a total of 4,492,473 of Class C common stock under the ATM program for gross proceeds of $79 million during the year ended December 31, 2018. The Company incurred commission fees of $790 thousand during the period ended December 31, 2018.
As of February 28, 2019, approximately $36 million of Class C common stock remains available for issuance under the ATM Program.
Thermal Notes — On June 19, 2018, Energy Center Minneapolis LLC, a subsidiary of the Company, completed the issuances of 4.80% Series E notes due June 15, 2033, or the Series E Notes, and 4.60% Series F notes due March 15, 2033, or the Series F Notes, for gross proceeds of $80 million. The proceeds of the Series E Notes and Series F Notes were utilized to finance the acquisition of the UPMC Thermal Project. Also, on June 19, 2018, Energy Center Minneapolis LLC issued $83 million of 5.90% Series G notes due June 15, 2035, or the Series G Notes, which were utilized to refinance its $83 million of outstanding Series C notes. Energy Center Minneapolis LLC also issued 4.83% Series H notes due June 15, 2037, or the Series H Notes, for proceeds of $40 million and established a private shelf facility for the future issuance of $40 million in additional notes.

Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Item 15 — Note 10, Long-term Debt, to the Consolidated Financial Statements; (ii) capital expenditures; (iii) acquisitions and investments; and (iv) cash dividends to investors.
Debt Service Obligations
Principal payments on debt as of December 31, 2018 are due in the following periods:

Description	2019	2020	2021	2022	2023	There-after	Total
	(In millions)
Clearway Energy, Inc. Convertible Notes, due 2019	$220	$—	$—	$—	$—	$—	$220
Clearway Energy, Inc. Convertible Notes, due 2020	—	45	—	—	—	—	45
Clearway Energy Operating LLC Senior Notes, due 2024	—	—	—	—	—	500	500
Clearway Energy Operating LLC Senior Notes, due 2025	—	—	—	—	—	600	600
Clearway Energy Operating LLC Senior Notes, due 2026	—	—	—	—	—	350	350
Total Corporate-level debt	220	45	—	—	—	1,450	1,715
Project-level debt:
Agua Caliente Borrower 2, due 2038	1	1	1	1	1	34	39
Alpine, due 2022	8	8	8	103	—	—	127
Alta Wind I - V lease financing arrangements, due 2034 and 2035	41	45	45	47	49	659	886
Buckthorn Solar, due 2025	3	3	3	3	3	117	132
CVSR, due 2037	24	21	23	25	26	601	720
CVSR Holdco Notes, due 2037	6	6	7	9	9	151	188
El Segundo Energy Center, due 2023	49	53	57	63	130	—	352
Energy Center Minneapolis Series C, D, E, F, G, H Notes, due 2025-2037	—	—	—	—	—	328	328
Kansas South, due 2030	2	2	2	2	2	16	26
Laredo Ridge, due 2028	5	6	6	7	7	58	89
Marsh Landing, due 2023	57	60	62	65	19	—	263
South Trent Wind, due 2020	5	45	—	—	—	—	50
Tapestry, due 2021	11	11	129	—	—	—	151
Utah Solar Portfolio, due 2022	14	13	13	227	—	—	267
Viento, due 2023	18	16	16	17	79	—	146
Walnut Creek, due 2023	47	49	52	55	19	—	222
Other	23	22	23	22	45	208	343
Total project-level debt	314	361	447	646	389	2,172	4,329
Total debt	$534	$406	$447	$646	$389	$3,622	$6,044

Capital Expenditures
The Company's capital spending program is mainly focused on maintenance capital expenditures, consisting of costs to maintain the assets currently operating, such as costs to replace or refurbish assets during routine maintenance, and growth capital expenditures consisting of costs to construct new assets, costs to complete the construction of assets where construction is in process, and capital expenditures related to acquiring additional thermal customers. For the years ended December 31, 2018, 2017, and 2016, the Company used approximately $83 million, $190 million, and $20 million, respectively, to fund capital expenditures, including maintenance capital expenditures of $36 million, $27 million, and $16 million, respectively. Growth capital expenditures in 2018 include $33 million in the Renewables segment in connection with the construction of Buckthorn Solar Drop Down Asset, of which $10 million was incurred by NRG during the construction of Buckthorn Solar prior to its acquisition by the Company on March 30, 2018, as described below. Growth capital expenditures in 2017 primarily relate to $159 million incurred by NRG during the construction of Buckthorn Solar prior to its acquisition by the Company. Growth capital expenditures in 2016 primarily related to the servicing new customers in district energy centers within the Thermal segment. The Company develops annual capital spending plans based on projected requirements for maintenance and growth capital. The Company estimates $30 million of maintenance expenditures for 2019. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates.
Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by CEG, as well as generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its CAFD.
Wind TE Holdco Buyout — On January 2, 2019, the Company bought out 100% of Class A membership interest from the TE Investor, for cash consideration of $19 million, as further described in Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities.
UPMC Thermal Project — On June 19, 2018, upon reaching substantial completion, the Company acquired from NRG the UPMC Thermal Project for cash consideration of $84 million, subject to working capital adjustments. The Company had a payable of $4 million to NRG as of December 31,2018, $3 million of which was paid in January 2019 upon final completion of the project pursuant to the EPC agreement. The project adds 73 MWt of thermal equivalent capacity and 7.5 MW of emergency backup electrical capacity to the Company's portfolio. The transaction was accounted for as an asset acquisition and is reflected in the Company's Thermal segment.
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
Carlsbad Project — On February 6, 2018, the Company entered into an agreement with NRG to purchase 100% of the membership interests in Carlsbad Energy Holdings LLC, which indirectly owns the Carlsbad project, a 527 MW natural gas fired project in Carlsbad, CA, pursuant to the NRG ROFO Agreement. Following the COD of the project in December 2018, the Company elected to utilize the Carlsbad backstop facility provided by GIP; as such, GIP purchased 100% of the membership interest in Carlsbad Energy Holdings LLC on February 27, 2019. The purchase price for the transaction was $387 million in cash consideration, exclusive of working capital and other adjustments, as well as the assumption of non-recourse debt of $601 million at completion. The Company maintains the option to purchase Carlsbad from GIP at any time within 18 months after February 27, 2019 at the same economic terms at which it originally agreed to purchase the asset from NRG. Should the Company not acquire Carlsbad during such 18 months, the project will become a CEG ROFO Asset.
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

Mylan Pharmaceuticals — On November 1, 2018, the Company entered into an Energy Services Agreement with Mylan LLC to supply chilled water, hot water and electricity through a dedicated combined heat and power facility to be constructed at Mylan's Caguas, Puerto Rico facility. The Company incurred approximately $7 million in construction work in progress costs and anticipates the project to total $11 million in capital expenditures. The project is expected to commence commercial operations in the second quarter of 2019.
Investment Partnership with CEG — During the period of January 1, 2018 to December 31, 2018, the Company invested $34 million in distributed generation partnerships with CEG.
Open Market Repurchases and Tender Offer
In August 2018, Clearway Energy, Inc. repurchased an aggregate principal amount of $16 million of the 2019 Convertible Notes in open market transactions. The repurchases were funded through a repayment of the intercompany note between Clearway Operating LLC and Clearway Energy, Inc. which was reduced by $16 million.
On September 10, 2018, pursuant to the 2019 Convertible Notes and the 2020 Convertible Notes indentures, the Company delivered to the holders of the Convertible Notes a fundamental change notice and offer to repurchase any and all of the 2019 Convertible Notes and 2020 Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes plus any accrued and unpaid interest. The tender offer expired on October 9, 2018. An aggregate principal amount of $109 million of the 2019 Convertible Notes and $243 million of the 2020 Convertible Notes were tendered on or prior to the expiration date and accepted by the Company for purchase. After the expiration of the tender offer, $220 million aggregate principal amount of the 2019 Convertible Notes and $45 million aggregate principal amount of the 2020 Convertible Notes remained outstanding as of December 31, 2018.
Subsequent to December 31, 2018, the Company repaid the remaining balance of the 2019 Convertible Notes.
Cash Dividends to Investors
The Company intends to use the amount of cash that it receives from its distributions from Clearway Energy LLC to pay quarterly dividends to the holders of its Class A common stock and Class C common stock. Clearway Energy LLC intends to distribute to its unit holders in the form of a quarterly distribution all of the CAFD that is generated each quarter less reserves for the prudent conduct of the business, including among others, maintenance capital expenditures to maintain the operating capacity of the assets. CAFD is defined as net income before interest expense, income taxes, depreciation and amortization, plus cash distributions from unconsolidated affiliates, cash receipts from notes receivable, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness and changes in prepaid and accrued capacity payments. Dividends on the Class A common stock and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future. The Company will continue to evaluate its capital allocation approach during the pendency of the PG&E Bankruptcy.
The following table lists the dividends paid on the Company's Class A common stock and Class C common stock during the year ended December 31, 2018:

	Fourth Quarter 2018	Third Quarter 2018	Second Quarter 2018	First Quarter 2018
Dividends per Class A share	$0.331	$0.320	$0.309	$0.298
Dividends per Class C share	$0.331	$0.320	$0.309	$0.298
On February 12, 2019, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.20 per share payable on March 15, 2019, to stockholders of record as of March 1, 2019.

Cash Flow Discussion
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The following table reflects the changes in cash flows for the year ended December 31, 2018 compared to 2017:

Year ended December 31,	2018	2017	Change
(In millions)
Net cash provided by operating activities	$498	$517	$(19)
Net cash used in investing activities	(185)	(442)	257
Net cash used in financing activities	(46)	(257)	211
Net Cash Provided By Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase in operating income adjusted for non-cash items driven in 2018 compared to 2017	$4
Decrease in working capital driven primarily by the timing of accounts receivable collections, paying down accounts payable - affiliate balances to NRG during 2018, as well payments made to reduce certain Alta Wind projects letters of credit	(21)
Lower distributions from unconsolidated affiliates	(2)
$(19)
Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Current year reflects the Buckthorn Solar Drop Down Asset and UPMC Thermal Project compared to the payment made for the March 2017, August 2017, and November 2017 Drop Down Assets in 2017	$124
Lower net investment in unconsolidated affiliates primarily in the DGPV partnerships with CEG during 2018	37
Payment to acquire Central CA Fuel Cell 1, LLC in 2018	(11)
Lower capital expenditures driven by prior year capital expenditures for the Buckthorn Solar project	107
$257
Net Cash Used In Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Net proceeds from the refinancing of the Thermal note purchase and private shelf agreement	$120
Net proceeds from corporate - level debt driven by the issuance of the 2025 Senior Notes, partially offset by the 2019 Convertible Notes and 2020 Convertible Notes tendered in October 2018	233
Proceeds from borrowings for the Buckthorn Solar project in 2017, as well as higher project level debt amortization in 2018 compared to 2017	(216)
Net payments of $55 million under the revolving credit facility in 2018 compared to proceeds of $55 million in 2017	(110)
Increase in net contributions from noncontrolling interests primarily for the tax equity arrangements for the Buckthorn Solar project which closed in 2018	78
Lower net payments of distributions to NRG for the Drop Down Assets relating to the pre-acquisition period in 2018 compared to 2017	23
Higher net proceeds from the Clearway Energy, Inc. common stock offering under the ATM Program in 2018 compared to 2017	44
Net proceeds from the Class C Common stock offering in September 2018	75
Increase in dividends paid to common stockholders, primarily driven by a 15% increase in declared dividends from 2017 to 2018	(36)
$211

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following table reflects the changes in cash flows for the year ended December 31, 2017 compared to 2016:

Year ended December 31,	2017	2016	Change
(In millions)
Net cash provided by operating activities	$517	$577	$(60)
Net cash used in investing activities	(442)	(131)	(311)
Net cash (used in) provided by financing activities	(257)	(202)	(55)
Net Cash Provided By Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Decrease in operating income adjusted for non-cash items driven by primarily by lower revenues in the Renewables segment in 2017 compared to 2016	$(62)
Decrease in working capital driven primarily by the timing of accounts receivable collections, and inventory build up in the Renewables segment in connection with the transition to self operations, as well as higher prepaid expenses in 2017 compared to 2016	(12)
Higher distributions from unconsolidated affiliates primarily due to the acquisition of the Utah Solar Portfolio, which was acquired by the Company in March 2017 and by NRG in November 2016	14
$(60)
Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Payments for the acquisition of the March 2017, August 2017, and November 2017 Drop Down Assets in 2017 compared to the CVSR Drop Down in 2016	$(173)
Higher return of investment from unconsolidated affiliates combined with lower investments primarily in the DGPV Holdco entities in 2017	29
Higher capital expenditures primarily related to maintenance capital expenditures at Walnut Creek as a result of the forced outages in 2017	(11)
Capital expenditures incurred by NRG in connection with construction of the Buckthorn Solar Drop Down Asset in 2017, which was acquired by the Company on March 30, 2018	(159)
Higher proceeds in 2017 in the Conventional segment compared to the insurance proceeds received in 2016 in the Renewables segment	3
$(311)
Net Cash (Used In) Provided By Financing Activities

Changes in net cash provided by financing activities were driven by:	(In millions)
Lower net payments of distributions to NRG for the Drop Down Assets relating to the pre-acquisition period in 2017 compared to 2016	$161
Increase in net contributions from noncontrolling interests due to higher production-based payments in 2017 compared to 2016	8
Proceeds from the Clearway Energy, Inc. Class C common stock offerings under the ATM Program, net of underwriting discounts and commissions	34
Increase in dividends paid to common stockholders and distributions paid to NRG, primarily driven by a 16% increase in declared dividends and distributions from 2016 to 2017	(29)
Net repayments of $306 million under the revolving credit facility in 2016 compared to proceeds of $66 million in 2017	361
Higher borrowing in 2016, primarily related to the 2026 Senior Notes and CVSR Holdco Notes due 2037, as well as higher repayments of long-term debt in 2017, partially offset by borrowings at Buckthorn Solar Drop Down Asset in 2017	(590)
$(55)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
As of December 31, 2018, the Company has a cumulative federal NOL carry forward balance of $929 million for financial statement purposes, which will begin expiring in 2033, and does not anticipate any federal income tax payments for 2019. As a result of the Company's tax position, and based on current forecasts, the Company does not anticipate significant income tax payments for state and local jurisdictions in 2019. Based on the Company's current and expected NOL balances generated primarily by accelerated tax depreciation of its property, plant and equipment, the Company does not expect to pay significant federal income tax for a period of approximately ten years inclusive of any NOL generated after 2017 or later subject to an 80% limitation against future taxable income pursuant to the Tax Act.
Beginning in 2018, the Company has an interest disallowance carry forward of $120 million as a result of the proposed §163(j) regulation, which was enacted as part of the Tax Cut and Jobs Act. The disallowed interest deduction has an indefinite carry forward period and any limitations on the utilization of this carry forward have been factored into our valuation allowance analysis. These are proposed regulations which are not final and are subject to change in the regulatory review process.
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
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of December 31, 2018, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. DGPV Holdco 1 LLC, DGPV Holdco 2 LLC, DGPV Holdco 3 LLC, RPV Holdco 1 LLC and GenConn are variable interest entities for which the Company is not the primary beneficiary. The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $878 million as of December 31, 2018. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company. See also Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Consolidated Financial Statements.
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

	By Remaining Maturity at December 31,
	2018					2017
Contractual Cash Obligations	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
	(In millions)
Long-term debt (including estimated interest)	$836	$1,389	$1,467	$4,441	$8,133	$8,040
Operating leases	13	26	25	207	271	196
Fuel purchase and transportation obligations	11	6	6	13	36	41
Other liabilities (a)	30	51	26	113	220	208
Total	$890	$1,472	$1,524	$4,774	$8,660	$8,485

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
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at December 31, 2018, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at December 31, 2018. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item 15 — Note 6, Fair Value of Financial Instruments, to the Consolidated Financial Statements.

Derivative Activity (Losses)/Gains	(In millions)
Fair value of contracts as of December 31, 2017	$(47)
Contracts realized or otherwise settled during the period	18
Changes in fair value	19
Fair value of contracts as of December 31, 2018	$(10)

	Fair value of contracts as of December 31, 2018
	Maturity
Fair Value Hierarchy (Losses)/Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	(1)	(7)	(4)	2	(10)
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

The Company's significant accounting policies are summarized in Item 15 — Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's critical accounting policies include income taxes and valuation allowance for deferred tax assets, impairment of long lived assets and other intangible assets.

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
Estimates of fair value
Judgment about triggering events
Income Taxes and Valuation Allowance for Deferred Tax Assets
As of December 31, 2018, the Company had a valuation allowance of $15 million, increased from $10 million at December 31, 2017, due to the higher state income tax rates following the separation from NRG Energy , as well as a deferred tax asset related to transaction costs which the Company will not be able to utilize. The valuation allowance is related to a deferred tax asset expected to result in a capital loss for which no existing capital gains or tax planning strategies to utilize the asset in the future are available. Other than for this expected capital loss and transaction costs mentioned above, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income which includes the future reversal of existing taxable temporary differences to realize deferred tax assets. The Company considered the impact of the Tax Cuts and Jobs Act upon timing and future realization of net deferred tax assets, the profit before tax generated in recent years, as well as projections of future earnings and estimates of taxable income in arriving at this conclusion. The realization of deferred tax assets is primarily dependent upon earnings in federal and various state and local jurisdictions. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which addresses how a company may recognize provisional amounts for the effect of the changes related to the Tax Act. Consistent with that guidance, the Company recognized amounts based upon our interpretation of the tax laws and estimates which require significant judgments. At December 31, 2018, the Company has completed the accounting for all of the income tax effects related to the Tax Cuts and Jobs Act resulting in no material adjustments in 2018 to the provisional amounts recorded. The U.S. Department of Treasury also released proposed regulations related to the business interest expense limitations. These proposed regulations are not final and are subject to change in the regulatory review process.
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
As previously described, on January 29, 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Certain subsidiaries of the Company sell the output of their facilities to PG&E under long-term PPAs, including interests in 6 solar facilities totaling 480 MW and Marsh Landing with capacity of 720 MW.   The Company consolidates three of the solar facilities and Marsh Landing and records its interest in the other solar facilities as equity method investments. The Company has determined that it has no impairment of the long-lived assets or equity method investments associated with these subsidiaries. Assumptions utilized to test these assets for impairment may change based on future events related to the PG&E bankruptcy, which could result in an impairment loss if the PPAs are rejected or amended, or if the Company is not able to collect its revenues from PG&E in a timely manner.
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would cause a change of approximately $1 million in the net value of derivatives as of December 31, 2018.
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
If all of the above swaps had been discontinued on December 31, 2018, the Company would have owed the counterparties $4 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of December 31, 2018, a 1% change in interest rates would result in an approximately $3 million change in market interest expense on a rolling twelve-month basis.
As of December 31, 2018, the fair value of the Company's debt was $5,943 million and the carrying value was $6,044 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $304 million.
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

As previously described, on January 29, 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Certain subsidiaries of the Company sell the output of their facilities to PG&E under long-term PPAs, including interests in 6 solar facilities totaling 480 MW and Marsh Landing with capacity of 720 MW.   The Company consolidates three of the solar facilities and Marsh Landing and records its interest in the other solar facilities as equity method investments. The Company had $17 million in accounts receivable for its consolidated projects as of December 31, 2018. All of these amounts were collected in January 2019.

Item 8 — Financial Statements and Supplementary Data
The financial statements and schedules are listed in Part IV, Item 15 of this Form 10-K.
Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A — Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Internal Control Over Financial Reporting
Under the supervision and with the participation of the Company's management, including its principal executive officer, principal financial officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on this evaluation, the Company's principal executive officer, principal financial officer and principal accounting officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
In connection with the GIP Transaction, the Company entered into a TSA pursuant to which NRG Energy, Inc. provided information technology, systems, applications, and business processes to the Company.  Under the TSA with NRG Energy, Inc., the Company continued to review, document and evaluate the internal controls over financial reporting through year-end 2018. There were no other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including its principal executive officer, principal financial officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control — Integrated Framework (2013), the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2018, has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in its report which is included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Clearway Energy, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Clearway Energy, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules “Schedule I - Condensed Financial Information of Registrant” and “Schedule II - Valuation and Qualifying Accounts” (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
February 28, 2019

Item 9B — Other Information
None.

PART III
Item 10 — Directors, Executive Officers and Corporate Governance
Directors
Nathaniel Anschuetz has served as a director since August 2018. Mr. Anschuetz is a Vice President at GIP. Prior to joining GIP in 2012, Mr. Anschuetz was an Analyst in the Power & Utilities Coverage Group at Citigroup from June 2010 through June 2012. Mr. Anschuetz is also a member of the Board of Directors of Clearway Energy Group LLC. Mr. Anschuetz graduated with cum laude honors from Columbia College in 2010 with an A.B. in Economics and Operations Research, and a concentration in Sustainable Development. Mr. Anschuetz's financial expertise provides significant value to the Company's board of directors.
Jonathan Bram has served as Chairman of the board of directors of the Company since August 2018. Mr. Bram is a Founding Partner of GIP and serves on its Investment and Operating Committees. He leads GIP’s Power industry investment team in North America. Prior to the formation of GIP in 2006, Mr. Bram spent 15 years at Credit Suisse as a Managing Director in the Investment Banking Division, where he served as Co-Head of the Global Industrial and Services Group. From 2002 to 2004, he was Chief Operating Officer of the Investment Banking Division and prior to that time he was co-head of corporate finance for the 150 person U.S. Energy Group. Mr. Bram represented the firm in raising more than $30 billion of debt and equity capital for electric utilities and independent power generators globally. These companies and projects included renewable power facilities that utilized wind, solar, geothermal and hydroelectric technologies. Mr. Bram is also a member of the Board of Directors of Clearway Energy Group LLC and Guacolda Energia, S.A. and previously served on the board of Terra-Gen Power as well as Channelview Cogeneration. Mr. Bram holds an A.B. in Economics from Columbia College. Mr. Bram’s significant experience in investment banking for, and investments in, energy and power companies, as well as his leadership role at GIP, provide strong financial and transactional experience to the Company's board of directors.
Brian R. Ford has served as a director since July 2013 and Lead Independent Director since January 2019. Mr. Ford was the Chief Executive Officer of Washington Philadelphia Partners, LP, a real estate investment company, from 2008 through 2010. He retired as a partner from Ernst & Young LLP in June 2008 where he had been employed since 1971. Mr. Ford currently serves on the board of various public companies, including AmeriGas Propane, Inc., a propane company, since 2013, where he also serves as a member of its audit committee and corporate governance committee; FS Investment Corporation portfolios, a specialty finance company that invests primarily in the debt securities of private U.S. middle-market companies, since 2013, where he also serves as the chairman of the audit committee.  He also serves on the board of Drexel University. Mr. Ford received his B.S. in Economics from Rutgers University.  Mr. Ford's extensive experience in accounting and public company matters provides strong financial, audit and accounting skills to the Company's board of directors.
Bruce MacLennan has served as a director since August 2018. Mr. MacLennan is a Partner of GIP and serves on its Investment and Operating Committees. He focuses on the energy and electricity and renewables sectors and led GIP’s investment in Competitive Power Ventures, a power generation development and asset management company. Prior to joining GIP at its formation in 2006, Mr. MacLennan spent eight years at Credit Suisse, where he most recently served as a Director in the Investment Banking Division. Previously, he spent six years at Citibank and Citicorp Securities in New York and Tokyo. Mr. MacLennan holds an A.B. from Harvard University and an M.B.A. from the Wharton School of the University of Pennsylvania. He is currently a member of the Board of Directors of Clearway Energy Group LLC and Competitive Power Ventures. Mr. MacLennan’s significant experience in investment banking for, and investments in, energy and power companies, as well as his leadership role at GIP, provide strong financial and transactional experience to the Company's board of directors.
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

Daniel B. More has served as a director since February 2019. Mr. More has been a Senior Advisor with Guggenheim Securities since October 2015. Mr. More retired as a Managing Director and Global Head of Utility Mergers & Acquisitions of the Investment Banking Division of Morgan Stanley in 2014.  He held such position since 1996.  Mr. More has been an investment banker since 1978 and has specialized in the utility sector since 1986.  Mr. More has served as a director of SJW Group since April 2015. He served as a director of Saeta Yield from February 2015 to June 2018 and served as a director of the New York Independent System Operator from April 2014 until February 2016.  Mr. More’s extensive experience in investment banking, including capital raising and strategic initiatives, combined with experience as a director of energy industry companies, provides significant value to the Company's board of directors.
E. Stanley O'Neal has served as a director since August 2018. Mr. O'Neal served as Chairman of the Board and Chief Executive Officer of Merrill Lynch & Co., Inc. until October 2007. He became Chief Executive Officer of Merrill Lynch in 2002 and was elected Chairman of the Board in 2003. Mr. O’Neal was employed with Merrill Lynch for 21 years, serving as President and Chief Operating Officer from July 2001 to December 2002; President of U.S. Private Client from February 2000 to July 2001; Chief Financial Officer from 1998 to 2000 and Executive Vice President and Co-head of Global Markets and Investment Banking from 1997 to 1998. Before joining Merrill Lynch, Mr. O’Neal was employed at General Motors Corporation where he held a number of financial positions of increasing responsibility. Currently, Mr. O’Neal is a member of the Audit and Finance committees of Arconic Inc., an aluminum manufacturing company and the former parent company of Alcoa Inc. Mr. O’Neal is also a director of Element Solutions Inc. (formerly Platform Specialty Products Corporation), a global, diversified producer of high technology specialty chemical products and provider of technical services. Mr. O’Neal was a director of General Motors Corporation from 2001 to 2006, chairman of the board of Merrill Lynch & Co., Inc. from 2003 to 2007, and a director of American Beacon Advisors, Inc. (investment advisor registered with the Securities and Exchange Commission) from 2009 to September 2012. Mr. O’Neal’s extensive executive experience, financial expertise and leadership skills enable him to provide unique guidance to the Company's board of directors and management team.
Christopher S. Sotos has served as President and Chief Executive Officer of the Company since May 2016, and as a director since May 2013. Mr. Sotos had also served in various positions at NRG, including most recently as Executive Vice President - Strategy and Mergers and Acquisitions from February 2016 through May 2016 and Senior Vice President - Strategy and Mergers and Acquisitions from November 2012 through February 2016. In this role, he led NRG’s corporate strategy, mergers and acquisitions, strategic alliances and other special projects for NRG. Previously, he served as NRG’s Senior Vice President and Treasurer from March 2008 to September 2012, where he was responsible for all treasury functions, including raising capital, valuation, debt administration and cash management. Mr. Sotos also serves on the board of FuelCell Energy, Inc. As President and Chief Executive Officer of the Company, Mr. Sotos provides the Company's board of directors with management’s perspective regarding the Company’s day to day operations and overall strategic plan. Mr. Sotos also brings strong financial and accounting skills to the Company's board of directors.
Scott Stanley has served as a director since August 2018. Mr. Stanley was employed by GIP as an Operating Principal since April 2007, and in August 2018 was appointed as an Operating Partner. Mr. Stanley holds a B.S. in Ceramic Engineering from The Ohio State University and has 39 years of experience in operational roles, including prior assignments with General Electric, Honeywell, and United Technologies Corporation. Working predominantly in the transport sector with GIP, Mr. Stanley has held roles as Chief Operating Officer with London City Airport, Gatwick Airport, and Pacific National and was also on the Board of Directors at Edinburgh Airport. Mr. Stanley serves on the Board of Directors of Naturgy Energy Group, S.A., a public company, and is also a member of the Board of Directors of Clearway Energy Group LLC and Italo S.p.A. Mr. Stanley adds significant operational expertise to the Company's board of directors.
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

Mary-Lee Stillwell has served as Vice President and Chief Accounting Officer since August 31, 2018. Ms. Stillwell previously served as Vice President and Assistant Controller of NRG since December 2012, where she was responsible for managing and directing NRG's financial accounting and reporting activities as well as overseeing the accounting for the Renewables business and various shared service functions. Prior to her work at NRG, Ms. Stillwell served as Assistant Controller - Integration and Internal Controls of GenOn Energy, Inc., in Houston, Texas, from September 2010 to December 2012, where she was responsible for all Sarbanes-Oxley compliance as well as integrations of mergers and acquisitions.
Kevin P. Malcarney has served as Senior Vice President, General Counsel and Corporate Secretary since May 11, 2018. Mr. Malcarney served as Interim General Counsel of the Company from March 16, 2018. Mr. Malcarney was previously Vice President and Deputy General Counsel and served in various other roles at NRG Energy, Inc. since September 2008. Prior to NRG, Mr. Malcarney worked at two major law firms in Princeton, NJ and Philadelphia, PA, and handled mergers and acquisitions, project financing and general corporate matters.
Code of Ethics
The Company has adopted a code of ethics entitled "Clearway Energy, Inc. Code of Business Conduct and Ethics" that applies to directors and officers of the Company. It may be accessed through the "Corporate Governance" section of the Company's website at http://www.clearwayenergy.com. The Company also elects to disclose the information required by Form 8-K, Item 5.05, "Amendments to the Registrant's Code of Ethics, or Waiver of a Provision of the Code of Ethics," through the Company's website, and such information will remain available on this website for at least a 12-month period. A copy of the "Clearway Energy, Inc. Code of Business Conduct and Ethics" is available in print to any stockholder who requests it.
Other information required by this Item will be incorporated by reference to the similarly named section of the Company's Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders.

Item 11 — Executive Compensation
Information required by this Item will be incorporated by reference to the similarly named section of the Company's Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under the Clearway Energy, Inc. Amended and Restated 2013 Equity Compensation Plan

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)
Equity compensation plans approved by security holders - Class A common stock	31,310	$—	—
Equity compensation plans approved by security holders - Class C common stock	617,989	—	1,292,456
Equity compensation plans not approved by security holders	—	N/A	—
Total	649,299	$—	1,292,456

(1) Beginning in May 2015, awards to be granted and associated dividend equivalent rights to be issued under the Clearway Energy, Inc. Amended and Restated 2013 Equity Incentive Plan convert to Class C common stock upon vesting.

Other information required by this Item will be incorporated by reference to the similarly named section of the Company's Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be incorporated by reference to the similarly named section of the Company's Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders.
Item 14 — Principal Accounting Fees and Services
Information required by this Item will be incorporated by reference to the similarly named section of the Company's Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders.

PART IV
Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of Clearway Energy, Inc. and related notes thereto, together with the reports thereon of KPMG LLP, are included herein:
Consolidated Statements of Operations — Years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income — Years ended December 31, 2018, 2017 and 2016
Consolidated Balance Sheets — As of December 31, 2018 and 2017
Consolidated Statements of Cash Flows — Years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Stockholders' Equity — Years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
The following schedules of Clearway Energy, Inc. are filed as part of Item 15 of this report and should be read in conjunction with the Consolidated Financial Statements:
Schedule I — Clearway Energy, Inc. Financial Statements for the years ended December 31, 2018, 2017 and 2016, are included in Clearway Energy, Inc.'s Annual Report on Form 10-K pursuant to the requirements of Rule 5-04(c) of Regulation S-X
Schedule II — Valuation and Qualifying Accounts
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Clearway Energy, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Clearway Energy, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules “Schedule I - Condensed Financial Information of Registrant” and “Schedule II - Valuation and Qualifying Accounts” (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2018, the Company adopted the guidance in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and related amendments.
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
Philadelphia, Pennsylvania
February 28, 2019

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In millions, except per share amounts)	2018	2017 (a)	2016 (a)
Operating Revenues
Total operating revenues	$1,053	$1,009	$1,035
Operating Costs and Expenses
Cost of operations	332	326	308
Depreciation and amortization	331	334	303
Impairment losses	—	44	185
General and administrative	20	19	16
Acquisition-related transaction and integration costs	20	3	1
Development costs	3	—	—
Total operating costs and expenses	706	726	813
Operating Income	347	283	222
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	74	71	60
Other income, net	8	4	3
Loss on debt extinguishment	(7)	(3)	—
Interest expense	(306)	(307)	(284)
Total other expense, net	(231)	(235)	(221)
Income Before Income Taxes	116	48	1
Income tax expense (benefit)	62	72	(1)
Net Income (Loss)	54	(24)	2
Less: Pre-acquisition net income (loss) of Drop Down Assets	4	7	(4)
Net Income (Loss) Excluding Pre-acquisition Net Income (Loss) of Drop Down Assets	50	(31)	6
Less: Net income (loss) attributable to noncontrolling interests	2	(15)	(51)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$48	$(16)	$57
Earnings Per Share Attributable to Clearway Energy, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic and diluted	35	35	35
Weighted average number of Class C common shares outstanding - basic and diluted	69	64	63
Earnings (Loss) per Weighted Average Class A and Class C Common Share - Basic and Diluted	$0.46	$(0.16)	$0.58
Dividends Per Class A Common Share	$1.258	$1.098	$0.945
Dividends Per Class C Common Share	$1.258	$1.098	$0.945

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2018	2017 (a)	2016 (a)
(In millions)
Net Income (Loss)	$54	$(24)	$2
Other Comprehensive Income (Loss), net of tax
Unrealized gain on derivatives, net of income tax expense of $2, $7, and $0	22	10	13
Other comprehensive income	22	10	13
Comprehensive Income (Loss)	76	(14)	15
Less: Pre-acquisition net income (loss) of Drop Down Assets	4	7	(4)
Less: Comprehensive income (loss) attributable to noncontrolling interests	14	(5)	(37)
Comprehensive Income (Loss) Attributable to Clearway Energy, Inc.	$58	$(16)	$56

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017 (a)
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$407	$148
Restricted cash	176	168
Accounts receivable — trade	104	95
Inventory	40	39
Notes receivable — current	—	13
Prepayments and other current assets	29	19
Total current assets	756	482
Property, plant and equipment, net	5,245	5,410
Other Assets
Equity investments in affiliates	1,172	1,178
Intangible assets, net	1,156	1,228
Derivative instruments	8	1
Deferred income taxes	57	128
Other non-current assets	106	62
Total other assets	2,499	2,597
Total Assets	$8,500	$8,489
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$535	$339
Accounts payable — trade	45	46
Accounts payable — affiliate	19	49
Derivative instruments	4	18
Accrued interest expense	44	38
Accrued expenses and other current liabilities	57	50
Total current liabilities	704	540
Other Liabilities
Long-term debt	5,447	5,659
Derivative instruments	17	31
Other non-current liabilities	108	100
Total non-current liabilities	5,572	5,790
Total Liabilities	6,276	6,330
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 193,251,396 shares issued and outstanding (Class A 34,586,250, Class B 42,738,750, Class C 73,187,646, Class D 42,738,750) at December 31, 2018 and 184,780,837 shares issued and outstanding (Class A 34,586,250, Class B 42,738,750, Class C 64,717,087, Class D 42,738,750) at December 31, 2017	1	1
Additional paid-in capital	1,897	1,843
Accumulated deficit	(58)	(69)
Accumulated other comprehensive loss	(18)	(28)
Noncontrolling interest	402	412
Total Stockholders' Equity	2,224	2,159
Total Liabilities and Stockholders' Equity	$8,500	$8,489

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017 (a)	2016 (a)
Cash Flows from Operating Activities	(In millions)
Net income (loss)	$54	$(24)	$2
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(74)	(71)	(60)
Distributions from unconsolidated affiliates	70	72	58
Depreciation and amortization	331	334	303
Amortization of financing costs and debt discounts	24	25	20
Amortization of intangibles and out-of-market contracts	70	70	76
Loss on debt extinguishment	7	3	—
Change in deferred income taxes	62	72	(1)
Impairment losses	—	44	185
Changes in derivative instruments	(16)	(15)	(15)
(Gain) loss on disposal of asset components	—	16	6
Cash provided by (used in) changes in other working capital:
Changes in prepaid and accrued capacity payments	—	(4)	(8)
Changes in other working capital	(30)	(5)	11
Net Cash Provided by Operating Activities	498	517	577
Cash Flows from Investing Activities
Acquisition of business	(11)	—	—
Acquisition of Drop Down Assets, net of cash acquired	(126)	(250)	(77)
Capital expenditures	(83)	(190)	(20)
Cash receipts from notes receivable	13	17	17
Return of investment from unconsolidated affiliates	45	47	28
Investments in unconsolidated affiliates	(34)	(73)	(83)
Other	11	7	4
Net Cash Used in Investing Activities	(185)	(442)	(131)
Cash Flows from Financing Activities
Net contributions from noncontrolling interests	91	13	5
Net distributions and return of capital to NRG prior to the acquisition of Drop Down Assets	—	(23)	(184)
Proceeds from the issuance of common stock	153	34	—
Payments of dividends and distributions	(238)	(202)	(173)
Proceeds from the revolving credit facility	35	55	60
Payments for the revolving credit facility	(90)	—	(366)
Proceeds from issuance of long-term debt	827	210	740
Payments of debt issuance costs	(14)	(12)	(15)
Payments for long-term debt	(810)	(332)	(269)
Net Cash Used in Financing Activities	(46)	(257)	(202)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	267	(182)	244
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	316	498	254
Cash, Cash Equivalents and Restricted Cash at End of Period	$583	$316	$498

Supplemental Disclosures
Interest paid, net of amount capitalized	$(292)	$(297)	$(271)
Non-cash investing and financing activities:
(Reductions) Additions to fixed assets for accrued capital expenditures	(15)	22	3
Non-cash adjustment for change in tax basis of assets	(7)	(20)	44
Non-cash contributions from CEG, NRG, net of distributions	$38	$(2)	$90

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
Balances at December 31, 2015	$—	$1	$1,855	$12	$(27)	$1,062	$2,903
Net income (loss)	—	—	—	57	—	(51)	6
Pre-acquisition net income of acquired Drop Down Assets (a)	—	—	—	—	—	(4)	(4)
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	(1)	14	13
Payment for CVSR Drop Down Asset	—	—	—	—	—	(77)	(77)
Distributions and returns of capital to NRG, net of contributions, cash (a)	—	—	—	—	—	(184)	(184)
Contributions from NRG, net of distributions, non-cash (a)	—	—	—	—	—	90	90
Capital contributions from tax equity investors, cash	—	—	—	—	—	5	5
Stock-based compensation	—	—	1	—	—	—	1
Non-cash adjustment for change in tax basis of property, plant and equipment	—	—	44	—	—	—	44
Common stock dividends	—	—	(21)	(71)	—	(81)	(173)
Balances at December 31, 2016	$—	$1	$1,879	$(2)	$(28)	$774	$2,624
Net loss	—	—	—	(16)	—	(15)	(31)
Pre-acquisition net loss of acquired Drop Down Assets (a)	—	—	—	—	—	7	7
Unrealized gain on derivatives, net of tax	—	—	—	—	—	10	10
Cumulative effect of change in accounting principle	—	—	—	5	—	—	5
Payments for the March 2017, August 2017 and November 2017 Drop Down Assets	—	—	—	—	—	(250)	(250)
August 2017 Drop Down Assets contingent consideration	—	—	—	—	—	(8)	(8)
Capital contributions from tax equity investors, net of distributions, cash	—	—	—	—	—	11	11
Distributions and return of capital to NRG, net of contributions, cash (a)	—	—	—	—	—	(21)	(21)
Distributions and return of capital to NRG, net of contributions, non-cash (a)	—	—	—	—	—	(2)	(2)
Stock-based compensation	—	—	2	—	—	—	2
Proceeds from the issuance of Class C Common Stock	—	—	34	—	—	—	34
Non-cash adjustment for change in tax basis of property, plant and equipment	—	—	(20)	—	—	—	(20)
Common stock dividends	—	—	(52)	(56)	—	(94)	(202)
Balances at December 31, 2017	$—	1	$1,843	$(69)	$(28)	$412	$2,159
Net income	—	—	—	48	—	2	50
Pre-acquisition net income of acquired Drop Down Assets	—	—	—	—	—	4	4
Unrealized gain on derivatives, net of tax	—	—	—	—	10	12	22
Payment for the Buckthorn Solar Drop Down Asset and UPMC	—	—	1	—	—	(53)	(52)
Equity component of tendered 2020 Convertible Notes and 2019 Convertible Notes	—	—	(3)	—	—	—	(3)
Capital contributions from tax equity investors, net of distributions, cash	—	—	—	—	—	106	106
Distributions to CEG, NRG, net of contributions, cash	—	—	—	—	—	(11)	(11)
Contributions from CEG, NRG, net of distributions, non-cash	—	—	—	—	—	38	38
Stock-based compensation	—	—	4	(1)	—	—	3
Proceeds from the issuance of Class C Common Stock	—	—	153	—	—	—	153
Non-cash adjustment for change in tax basis of assets	—	—	(7)	—	—	—	(7)
Common stock dividends	—	—	(94)	(36)	—	(108)	(238)
Balances at December 31, 2018	$—	1	$1,897	$(58)	$(18)	$402	$2,224

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business
Clearway Energy, Inc. (formerly NRG Yield, Inc.), together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor in and owner of modern, sustainable and long-term contracted assets across North America. On August 31, 2018, NRG Energy, Inc., or NRG, transferred its full ownership interest in the Company to Clearway Energy Group LLC, or CEG, the holder of NRG's renewable energy development and operations platform, and subsequently sold 100% of its interest in CEG to Global Infrastructure Partners III, or GIP, referred to hereinafter as the GIP Transaction. As a result of the GIP Transaction, GIP indirectly acquired a 45.2% economic interest in Clearway Energy LLC and a 55% voting interest in the Company. GIP is an independent fund manager that invests in infrastructure assets in energy and transport sectors. The Company is sponsored by GIP through GIP's portfolio company, Clearway Energy Group.
The Company’s environmentally-sound asset portfolio includes over 5,272 MW of wind, solar and natural gas-fired power generation facilities, as well as district energy systems. Through this diversified and contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. Nearly all of these assets sell substantially all of their output pursuant to long-term offtake agreements with creditworthy counterparties. The weighted average remaining contract duration of these offtake agreements was approximately 15 years as of December 31, 2018 based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,385 net MWt and electric generation capacity of 133 net MW. These thermal infrastructure assets provide steam, hot and/or chilled water, and, in some instances, electricity to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
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
As a result of the Class C common stock issuances during the year ended December 31, 2018, the Company currently owns 55.8% of the economic interests of Clearway Energy LLC, with CEG retaining 44.2% of the economic interests of Clearway Energy LLC.

The following table represents the structure of the Company as of December 31, 2018:
On January 29, 2019, Pacific Gas and Electric, or PG&E, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. Certain subsidiaries of the Company, holding interests in 6 solar facilities totaling 480 MW and Marsh Landing with capacity of 720 MW, sell the output of their facilities to PG&E, under long-term PPAs. The Company consolidates three of the solar facilities and Marsh Landing and records its interest in the other solar facilities as equity method investments. The related subsidiaries of the Company have entered into financing agreements consisting of non-recourse project level debt and in certain cases, non-recourse holding company debt. The effect of the bankruptcy filing on the Company's operations is further described in Note 2, Summary of Significant Accounting Policies, Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, and Note 10, Long-Term Debt to the Consolidated Financial Statements.
Substantially all of the Company's generation assets are under long-term contractual arrangements for the output or capacity from these assets. The thermal assets are comprised of district energy systems and combined heat and power plants that produce steam, hot water and/or chilled water and, in some instances, electricity at a central plant. Certain district energy systems are subject to rate regulation by state public utility commissions (although they may negotiate certain rates) while the other district energy systems have rates determined by negotiated bilateral contracts. For the complete listing of the company's generation assets, refer to Item 2 - Properties to this Form 10-K.

Recast of the Historical Financial Statements
Prior to the GIP Transaction on August 31, 2018, the Company completed several acquisitions of Drop Down Assets from NRG, which were accounted for as transfer of entities under common control, and are further described in Note 3, Business Acquisitions. The accounting guidance for transfers of entities under common control requires retrospective combination of the entities for all periods presented as if the combinations had been in effect from the beginning of the financial statement period or from the date the entities were under common control (if later than the beginning of the financial statement period). The recast of the Company's consolidated financial statements for the Drop Down Assets did not affect the historical net income attributable to Clearway Energy, Inc., weighted average number of shares outstanding, earnings per share or dividends.
Transition Services Agreement
As a result of the GIP Transaction, the Company entered into a Transition Services Agreement with NRG, or the NRG TSA, pursuant to which NRG or certain of its affiliates began providing transitional services to the Company following the consummation of the GIP Transaction, in exchange for the payment of a fee in respect of such services. The agreement is effective until the earlier of June 30, 2019 or the date that all services are terminated by the Company. The Company may extend the term on a month-by-month basis no later than March 31, 2020 for a fixed monthly fee provided for in the agreement. Expenses related to the NRG TSA are recorded in general and administrative expenses in the consolidated statements of operations.

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
Cash and Cash Equivalents, and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at project subsidiaries was $109 million and $124 million as of December 31, 2018 and 2017, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	Year ended December 31,
	2018	2017	2016
	(In millions)
Cash and cash equivalents	$407	$148	$322
Restricted cash	176	168	176
Cash, cash equivalents and restricted cash shown in the statement of cash flows	583	316	498
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company's projects that are restricted in their use. As of December 31, 2018, these restricted funds comprised of $84 million is designated to fund operating expenses, approximately $26 million designated for current debt service payments, and $32 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $34 million is held in distributions reserve accounts, of which $31 million related to subsidiaries affected by the PG&E Bankruptcy as discussed further below and may not be distributed during the pendency of the bankruptcy.

On January 29, 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  The Company has non-recourse project-level debt related to each of its subsidiaries that sell their output to PG&E under long-term PPAs. The PG&E bankruptcy filing is an event of default under the related financing agreements. As of December 31, 2018, all project level cash balances for these subsidiaries were classified as restricted cash.
Trade Receivables and Allowance for Doubtful Accounts
Trade receivables are reported on the balance sheet at the invoiced amount adjusted for any write-offs and the allowance for doubtful accounts. The allowance for doubtful accounts is reviewed periodically based on amounts past due and significance. The allowance for doubtful accounts was immaterial as of December 31, 2018 and 2017.
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
Development costs include project development costs, which are expensed in the preliminary stages of a project and capitalized when the project is deemed to be commercially viable. Commercial viability is determined by one or a series of actions including, among others, Board of Director approval pursuant to a formal project plan that subjects the Company to significant future obligations that can only be discharged by the use of a Company asset. When a project is available for operations, capitalized interest and capitalized project development costs are reclassified to property, plant and equipment and depreciated on a straightline basis over the estimated useful life of the project's related assets. Capitalized costs are charged to expense if a project is abandoned or management otherwise determines the costs to be unrecoverable.
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
Certain of these leases have no minimum lease payments and all of the rental income under these leases is recorded as contingent rent on an actual basis when the electricity is delivered. The contingent rental income recognized in the years ended December 31, 2018, 2017, and 2016 was $583 million, $559 million, and $583 million, respectively. These balances include intercompany revenue for Elbow Creek of $6 million for the eight months ended August 31, 2018 and $8 million for each of the years ended December 31, 2017 and 2016, as further discussed in Note 15, Related Party Transactions.

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
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the year ended December 31, 2018, along with the reportable segment for each category:

	Year ended December 31, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Energy revenue(a)	$5	$572	$4	—	$581
Capacity revenue(a)	337	—	166	—	503
Other revenues	—	16	26	(3)	39
Contract amortization	(5)	(62)	(3)	—	(70)
Total operating revenue	337	526	193	(3)	1,053
Less: Lease revenue	(342)	(534)	(2)	—	(878)
Less: Contract amortization	5	62	3	—	70
Total revenue from contracts with customers	$—	$54	$194	(3)	$245

(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 840:

	Conventional Generation	Renewables	Thermal	Total
Energy Revenue	$5	$534	$2	$541
Capacity Revenue	337	—	—	337
	342	534	2	878
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
Contract Balances
The following table reflects the contract assets and liabilities included on the Company’s balance sheet as of December 31, 2018:

(In millions)	December 31, 2018	December 31, 2017
Accounts receivable, net - Contracts with customers	$35	$28
Accounts receivable, net - Leases	69	67
Total accounts receivable, net	$104	$95

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
The Company's primary derivative instruments are interest rate instruments used to mitigate variability in earnings due to fluctuations in interest rates, power purchase or sale contracts used to mitigate variability in earnings due to fluctuations in market prices and fuels purchase contracts used to control customer reimbursable fuel cost. On an ongoing basis, the Company qualitatively assesses the effectiveness of its derivatives that are designated as hedges for accounting purposes in order to determine that each derivative continues to be highly effective in offsetting changes in cash flows of hedged items. If necessary, the Company will perform an analyses to measure the statistical correlation between the derivative and the associated hedged item determine the effectiveness of such a contract designated as a hedge. The Company will discontinue hedge accounting if it is determined that the hedge is no longer effective. In this case, the gain or loss previously deferred in accumulated OCI would be frozen until the underlying hedged item is delivered unless the transaction being hedged is no longer probable of occurring in which case the amount in OCI would be immediately reclassified into earnings. If the derivative instrument is terminated, the effective portion of this derivative deferred in accumulated OCI will be frozen until the underlying hedged item is delivered.
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
Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable, notes receivable and derivative instruments, which are concentrated within entities engaged in the energy and financial industry. These industry concentrations may impact the overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. In addition, many of the Company's projects have only one customer. See Item 1A, Risk Factors, Risks related to the PG&E Bankruptcy for a discussion on the Company’s dependence on major customers. See Note 6, Fair Value of Financial Instruments for a further discussion of derivative concentrations and Note 13, Segment Reporting, for concentration of counterparties.
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

The following table represents the balance of ARO obligations as of December 31, 2018 and 2017, along with the additions and accretion related to the Company's ARO obligations for the year ended December 31, 2018:

(In millions)
Balance as of December 31, 2017	$58
Revisions in estimates for current obligations/Additions	5
Accretion — expense	4
Balance as of December 31, 2018	$67
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

Stock-Based Compensation
The Company accounts for its stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation, or ASC 718. The fair value of the Company's relative performance stock units, or RPSUs, are estimated on the date of grant using the Monte Carlo valuation model. The Company uses the Class A and Class C common stock price on the date of grant as the fair value of the Company's restricted stock units, or RSUs. Forfeiture rates are estimated based on an analysis of the Company's historical forfeitures, employment turnover, and expected future behavior. The Company recognizes compensation expense for both graded and cliff vesting awards on a straightline basis over the requisite service period for the entire award. The Company incurred total stock compensation expense of $3 million and $2 million for the years ended December 31, 2018 and December 31, 2017, respectively, which was primarily recorded in general and administrative expense on the Company's consolidated statements of operations.
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
In accordance with ASC 740 and as discussed further in Note 14, Income Taxes, changes to existing net deferred tax assets, valuation allowances, or changes to uncertain tax benefits, are recorded to income tax expense.
Prior to the GIP Transaction, Clearway Energy, Inc. was included in certain NRG consolidated unitary state tax return filings which was reflected in the Clearway Energy, Inc. state effective tax rate. Following the GIP Transaction, Clearway Energy, Inc. will file under a separate standalone methodology, resulting in a higher state effective tax rate due to a larger percentage of activity allocated to high-tax jurisdictions.

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

Recent Accounting Developments - Adopted in 2019
ASU 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or Topic 842, as amended, with the objective to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and to improve financial reporting by expanding the related disclosures. The guidance in Topic 842 provides that a lessee that may have previously accounted for a lease as an operating lease under current GAAP should recognize the assets and liabilities that arise from a lease on the balance sheet. In addition, Topic 842 expands the required quantitative and qualitative disclosures with regards to lease arrangements.
The Company adopted the standard effective January 1, 2019 using the modified retrospective transition method and will not restate prior periods for the impact of Topic 842. In addition, the Company elected certain of the permitted practical expedients, including the expedient that permits the Company to retain its existing lease assessment and classification. The company will not record a right-of-use asset and related lease liability for leases with an initial term of 12 months or less and will account for lease and non-lease components for specific asset classes as a single lease component.
The Company's leases consist mainly of land leases for many operating asset locations, as well as leases of office space and office equipment. The Company estimates it will record lease liabilities of approximately $160 million to $170 million and right-of-use assets of approximately $155 million to $165 million, as of January 1, 2019, with an immaterial impact estimated to retained earnings. The actual amounts recorded may vary from this estimate as the Company completes its adoption of the guidance. Other than disclosed, the Company does not expect that there will be a material impact to the consolidated statements of operations, comprehensive income or consolidated cash flows as a result of adoption of this new guidance.

Note 3 — Business Acquisitions
2018 Acquisitions
UPMC Thermal Project Asset Acquisition — On June 19, 2018, upon reaching substantial completion, the Company acquired from NRG the UPMC Thermal Project for cash consideration of $84 million, subject to working capital adjustments. The Company had a payable of $4 million to NRG as of December 31,2018, $3 million of which was paid in January 2019 upon final completion of the project pursuant to the EPC agreement. The project adds 73 MWt of thermal equivalent capacity and 7.5 MW of emergency backup electrical capacity to the Company's portfolio. The transaction is reflected in the Company's Thermal segment. The acquisition was funded with the proceeds from the sale of the Series E Notes and Series F Notes, as further described in Note 10, Long-term Debt. The assets transferred to the Company relate to interests under common control by NRG and were recorded at book value in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the purchase price and book value of the assets was recorded as a distribution to NRG and decreased the balance of its noncontrolling interest. The acquisition was determined to be an asset acquisition and not a business combination, therefore no recast of the historical financial information was deemed necessary.
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
Buckthorn Solar Drop Down Asset — On March 30, 2018, the Company acquired 100% of NRG's interests in Buckthorn Renewables, LLC, which owns a 154 MW construction-stage utility-scale solar generation project located in Texas, or the Buckthorn Solar Drop Down Asset, for cash consideration of approximately $42 million, subject to working capital adjustments. The Company also assumed non-recourse debt of $183 million and non-controlling interest of $19 million (as of acquisition date) attributable to the Class A member, as further described below. The Company converted $132 million of non-recourse debt to a term loan and the remainder of the outstanding debt was paid down with the contribution from the Class A member in the amount of $80 million upon the project reaching substantial completion in May 2018. The purchase price for the Buckthorn Solar Drop Down Asset was funded with cash on hand and borrowings from the Company's revolving credit facility. The assets and liabilities transferred to the Company related to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid and historical value of the entities' equity was recorded as a distribution to NRG and decreased the balance of its noncontrolling interest. Since the transaction constituted a transfer of net assets under common control, the guidance requires retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control.
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
The following table presents a summary of the Company's historical information for the year ended December 31, 2017, which combines the financial information for the Buckthorn Solar Drop Down Asset transferred in connection with the acquisition:

	Year ended December 31, 2017
	As Previously Reported	Buckthorn Solar Drop Down Asset	As Currently Reported
(In millions)
Total operating revenues	$1,009	$—	$1,009
Operating income	283	—	283
Net loss	(23)	(1)	(24)
Less: Pre-acquisition net income (loss) of Drop Down Assets	8	(1)	7
Less: Loss attributable to noncontrolling interests	(15)	—	(15)
Net loss attributable to Clearway Energy, Inc.	(16)	—	(16)
The Buckthorn Solar Drop Down Asset had no impact on the Company's consolidated statements of operations for the year end ended December 31, 2016.
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
March 2017 Drop Down Assets — On March 27, 2017, the Company acquired the following interests from NRG: (i) Agua Caliente Borrower 2 LLC, which owns a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm, one of the ROFO Assets, representing ownership of approximately 46 net MW of capacity and (ii) NRG's interests in the Utah Solar Portfolio. Agua Caliente is located in Yuma County, AZ and sells power subject to a 25-year PPA with Pacific Gas and Electric, with 22 years remaining on that contract. The seven utility-scale solar farms in the Utah Solar Portfolio are owned by the following entities: Four Brothers Capital, LLC, Iron Springs Capital, LLC, and Granite Mountain Capital, LLC. These utility-scale solar farms achieved commercial operations in 2016, sell power subject to 20-year PPAs with PacifiCorp, a subsidiary of Berkshire Hathaway and are part of a tax equity structure with Dominion Solar Projects III, Inc., or Dominion, through which the Company is entitled to receive 50% of cash to be distributed. The Company paid cash consideration of $128 million, which includes $3 million of final net working capital adjustment received by the Company from NRG. The acquisition of the March 2017 Drop Down Assets was funded with cash on hand. The Company recorded the acquired interests as equity method investments. The Company also assumed non-recourse debt of $41 million and $287 million on Agua Caliente Borrower 2 LLC and the Utah Solar Portfolio, respectively, as well as its pro-rata share of non-recourse project-level debt of Agua Caliente Solar LLC.
The assets and liabilities transferred to the Company relate to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50, Business Combination - Related Issues. The difference between the cash paid and the historical value of the entities' equity of $8 million was recorded as an adjustment to noncontrolling interest. Since the transaction constituted a transfer of entities under common control, the accounting guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect from the beginning of the financial statement period or from the date the entities were under common control (if later than the beginning of the financial statement period).
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

Note 4 — Property, Plant and Equipment
The Company’s major classes of property, plant, and equipment were as follows:

	December 31, 2018	December 31, 2017	Depreciable Lives
	(In millions)
Facilities and equipment	$6,638	$6,291	2 - 45 Years
Land and improvements	171	166
Construction in progress (a)	26	238
Total property, plant and equipment	6,835	6,695
Accumulated depreciation	(1,590)	(1,285)
Net property, plant and equipment	$5,245	$5,410

(a) As of December 31, 2018 and 2017, construction in progress includes $6 million and $24 million of capital expenditures that relate to prepaid long-term service agreements in the Conventional segment, respectively.
The Company recorded long-lived asset impairments during the year ended December 31, 2017, as further described in Note 9, Asset Impairments.
Note 5 — Investments Accounted for by the Equity Method and Variable Interest Entities
Equity Method Investments
The following table summarizes the Company's equity method investments as of December 31, 2018:

Name	Economic Interest	Investment Balance
		(In millions)
Utah Solar Portfolio (a)	50%	$317
Desert Sunlight(e)	25%	264
GenConn(b)	50%	98
Agua Caliente Solar(e)	16%	90
Elkhorn Ridge(c)	66.7%	59
San Juan Mesa(c)	75%	57
DGPV Holdco 1 LLC (d)	95%	81
DGPV Holdco 2 LLC (d)	95%	63
DGPV Holdco 3 LLC (d)	99%	116
RPV Holdco 1 LLC(d)	95%	29
Avenal(e)	50%	(2)
		$1,172

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
(d) Economic interest based on cash to be distributed. DGPV Holdco 1 LLC, DGPV Holdco 2 LLC, DGPV Holdco 3 LLC and RPV Holdco 1 LLC are tax equity structures and VIEs. The related allocations are described below.
(e) Entities that have PPAs with PG&E. On January 29, 2019, PG&E filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.  The Company has non-recourse project-level debt, and in some cases holding company debt, related to each of its subsidiaries that sell their output to PG&E under long-term PPAs.  The PG&E bankruptcy filing is an event of default under the related financing agreements, and as a result, the respective lenders under these arrangements may accelerate the repayment of these debt balances.  In addition, the event of default may have an impact on the Company’s ability to distribute cash from the project-level cash accounts to the parent entities.  The Company continues to operate the projects in the normal course of business and is currently in the process of negotiating forbearance agreements with the related lenders.

As of December 31, 2018 and 2017, the Company had $87 million and $57 million, respectively, of undistributed earnings from its equity method investments.
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
Non-recourse project-level debt of unconsolidated affiliates
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was $878 million as of December 31, 2018. This included $432 million attributable to Desert Sunlight, Agua Caliente Solar, and Avenal, the unconsolidated affiliates that sell output to PG&E under long-term PPAs.

The following tables present summarized financial information for the Company's significant equity method investments:

	Year Ended December 31,
	2018	2017	2016
Income Statement Data:	(In millions)
GenConn
Operating revenues	$65	$71	$72
Operating income	32	36	38
Net income	22	26	26
Desert Sunlight
Operating revenues	208	207	211
Operating income	129	127	129
Net income	84	80	80
DGPV entities (a)
Operating revenues	69	37	14
Operating income	23	7	2
Net income (loss)	11	(3)	—
RPV Holdco
Operating revenues	14	16	13
Operating income	—	3	2
Net income	—	3	2
Other (b)
Operating revenues	249	247	193
Operating income	103	89	71
Net income	$75	$56	$38
		As of December 31,
		2018	2017
Balance Sheet Data:		(In millions)
GenConn
Current assets		$43	$38
Non-current assets		358	374
Current liabilities		22	18
Non-current liabilities		182	189
Desert Sunlight
Current assets		133	133
Non-current assets		1,298	1,350
Current liabilities		58	64
Non-current liabilities		962	1,003
DGPV entities (a)
Current assets		79	74
Non-current assets		784	671
Current liabilities		84	83
Non-current liabilities		314	216
Redeemable Noncontrolling Interest		—	44
RPV Holdco
Current assets		2	3
Non-current assets		173	183
Current liabilities		1	—
Non-current liabilities		8	7
Redeemable Noncontrolling Interest		26	16
Other (b)
Current assets		148	139
Non-current assets		2,511	2,621
Current liabilities		58	60
Non-current liabilities		$889	$932

(a) Includes DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3.
(b) Includes Agua Caliente, Utah Solar Portfolio, Avenal, Elkhorn Ridge and San Juan Mesa.

Variable Interest Entities, or VIEs
Entities that are Consolidated
The Company has a controlling financial interest in certain entities which have been identified as VIEs under ASC 810, Consolidations, or ASC 810. These arrangements are primarily related to tax equity arrangements entered into with third parties in order to monetize certain tax credits associated with wind facilities and are further described below.
Buckthorn Renewables, LLC — As described in Note 3, Business Acquisitions, on March 30, 2018, the Company acquired 100% of NRG’s interest in a 154 MW construction-stage utility-scale solar generation project, Buckthorn Renewables, LLC, which owns 100% interest in Buckthorn Solar Portfolio, LLC, which in turn owns 100% of the Class B membership interests in Buckthorn Holdings, LLC. Buckthorn Holdings, LLC is a tax equity fund, which is a variable interest entity that is consolidated by Buckthorn Solar Portfolio, LLC. The Company is the primary beneficiary, through its position as managing member, and indirectly consolidates Buckthorn Holdings, LLC through Buckthorn Solar Portfolio, LLC. The Class A member is a tax equity investor who made its initial contribution of $19 million on March 30, 2018, which is reflected as noncontrolling interest on the Company’s consolidated balance sheet. The project achieved substantial completion in May 2018, at which time the remaining tax equity contributions of $80 million were funded. The Company utilizes the HLBV method to determine the net income or loss allocated to the tax equity investor noncontrolling interest. The Company recorded $55 million of loss attributable to noncontrolling interest in Buckthorn Renewables, LLC during the period ended December 31, 2018.
Wind TE Holdco — As of December 31, 2018, Wind TE Holdco was a VIE and the Company, as the holder of Class B shares and the primary beneficiary through its position as managing member consolidated Wind TE Holdco. The Class A shares of Wind TE Holdco were owned by a tax equity investor, who received 99% of allocations of taxable income and other items.
On January 2, the Company bought out 100% of the Class A membership interests from the TE Investor, for cash consideration of $19 million.
On August 30, 2018, Wind TE Holdco, entered into a partnership with Clearway Renew LLC, an indirect subsidiary of CEG, in order to facilitate the repowering of wind facilities of the two of its indirect subsidiaries, Elbow Creek Wind Project LLC and Wildorado Wind LLC. Wind TE Holdco contributed its interests in the two facilities and Clearway Renew LLC contributed a turbine supply agreement, including title to certain components that qualify for production tax credits. Clearway Renew LLC paid a total of $35 million to the service provider, which was recorded to other non current assets on the Company's consolidated balance sheets as of December 31, 2018. Wind TE Holdco is the managing member of Repowering Partnership LLC and consolidates the entity, which is a VIE. Clearway Renew LLC is entitled to allocations of 21% of income, which is reflected in Wind TE Holdco’s noncontrolling interests.
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
Spring Canyon — The Company holds 90.1% of the Class B interests in Spring Canyon II, a 32 MW wind facility, and Spring Canyon III, a 28 MW wind facility, each located in Logan County, Colorado, and Invenergy Wind Global LLC owns 9.9% of the Class B interests. The projects are financed with a partnership flip tax-equity structure with a financial institution, who owns the Class A interests, to monetize certain cash and tax attributes, primarily PTCs. Until the flip point, the Class A member receives a variable percentage of cash distributions based on the projects’ production level during the prior year. The Class A member received 34.81% of the cash distributions and the Company and Invenergy received 65.19% during the period ended December 31, 2017. After the flip point, cash distributions are allocated 5% to the Class A member and 95% to the Company and Invenergy. Spring Canyon is a VIE and the Company is the primary beneficiary through its position as managing member, and therefore consolidates Spring Canyon. The Class A member and Invenergy's interests are shown as noncontrolling interest. The Company utilizes the HLBV method to determine the net income or loss allocated to the Class A member. Net income or loss attributable to the Class B interests is allocated to Invenergy's noncontrolling interest based on its 9.9% ownership interest.

Summarized financial information for the Company's consolidated VIEs consisted of the following as of December 31, 2018:

(In millions)	Wind TE Holdco	Alta TE Holdco	Spring Canyon	Buckthorn Renewables, LLC
Other current and non-current assets	$215	$17	$2	$15
Property, plant and equipment	346	410	91	223
Intangible assets	2	249	—	—
Total assets	563	676	93	238
Current and non-current liabilities	210	9	4
Total liabilities	210	9	4	135
Noncontrolling interest	45	63	49	43
Net assets less noncontrolling interests	$308	$604	$40	$60
Entities that are not Consolidated
The Company has interests in entities that are considered VIEs under ASC 810, Consolidation, but for which it is not considered the primary beneficiary.  The Company accounts for its interests in these entities under the equity method of accounting.
Utah Solar Portfolio Assets — As described in Note 3, Business Acquisitions, as part of the March 2017 Drop Down Assets acquisition, the Company acquired from NRG 100% of the Class A equity interests in the Utah Solar Portfolio, comprised of Four Brothers Solar, LLC, Granite Mountain Holdings, LLC, and Iron Springs Holdings, LLC. The Class B interests of the Utah Solar Portfolio are owned by a tax equity investor, or TE Investor, who receives 99% of allocations of taxable income and other items until the flip point, which occurs on the last day of the calendar month on which the Class B member does not have an agreed upon adjusted capital account deficit, but not prior to the 10th day after the five year anniversary of the last project to achieve its placed in service date, at which time the allocations to the TE Investor change to 50%. The Company generally receives 50% of distributable cash throughout the term of the tax-equity arrangements. The three entities comprising the Utah Solar Portfolio are VIEs. As the Company is not the primary beneficiary, the Company uses the equity method of accounting to account for its interests in the Utah Solar Portfolio. The Company utilizes the HLBV method to determine its share of the income or losses in the investees.
DGPV Holdco 1 LLC — The Company and CEG are parties to the DGPV Holdco 1 LLC partnership, or DGPV Holdco 1, the purpose of which is to own or purchase solar power generation projects and other ancillary related assets from Clearway Energy Group LLC or its subsidiaries via intermediate funds. The Company owns approximately 52 MW of distributed solar capacity, based on cash to be distributed, with a weighted average contract life of 17 years. Under this partnership, the Company committed to fund up to $100 million of capital.
DGPV Holdco 2 LLC — The Company and CEG are parties to the DGPV Holdco 2 LLC partnership, or DGPV Holdco 2, the purpose of which is to own or hold solar power generation projects as well as other ancillary related assets from Clearway Energy Group LLC or its subsidiaries. The Company owns approximately 113 MW of distributed solar capacity, based on cash to be distributed, with a weighted average contract life of 20 years.  Under this partnership, the Company committed to fund up to $60 million of capital.
DGPV Holdco 3 LLC — The Company and CEG are parties to the DGPV Holdco 3 LLC partnership, or DGPV Holdco 3, in which the Company would invest up to $50 million in an operating portfolio of distributed solar assets, primarily comprised of community solar projects, developed by CEG. The Company owns approximately 59 MW of distributed solar capacity, based on cash to be distributed, with a weighted average contract life of approximately 21 years as of December 31, 2018. In December 2018, the Company and CEG amended the DGPV Holdco 3 partnership agreement to increase the capital commitment of $50 million to $70 million. The Company had a $9 million payable due to DGPV Holdco 3 LLC as of December 31, 2018.
The Company's maximum exposure to loss is limited to its equity investment in DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3, which was $260 million on a combined basis.
RPV Holdco 1 LLC — The Company and CEG are parties to the RPV Holdco 1 LLC partnership, or RPV Holdco, the purpose of which is to hold operating portfolios of residential solar assets developed by NRG's residential solar business, including: (i) an existing, unlevered portfolio of over 2,200 leases across nine states representing approximately 14 MW, based on cash to be distributed, with a weighted average remaining lease term of approximately 14 years that was acquired outside of the partnership; and (ii) a tax equity-financed portfolio of approximately 5,400 leases representing approximately 30 MW, based on cash to be distributed, with a weighted average remaining lease term for the existing and new leases of approximately 17 years. The Company has fully funded the partnership as of December 31, 2017.

The Company's maximum exposure to loss is limited to its equity investment, which was $29 million as of December 31, 2018.
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
The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of December 31, 2018		As of December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Assets:
Notes receivable, including current portion	$—	$—	$13	$13
Liabilities:
Long-term debt, including current portion (a)	$6,043	$5,943	$6,066	$6,099

(a) Carrying amounts are presented net of discounts.

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
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of December 31, 2018 and 2017:

	As of December 31, 2018		As of December 31, 2017
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$1,620	$4,323	$1,502	$4,597

Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2018	As of December 31, 2017
	Fair Value (a)	Fair Value (a)
(In millions)	Level 2	Level 2
Derivative assets:
Commodity contracts (b)	$—	$1
Interest rate contracts	11	1
Total assets	$11	$2
Derivative liabilities:
Commodity contracts (b)	$—	$1
Interest rate contracts	21	48
Total liabilities	$21	$49

(a) There were no derivative assets or liabilities classified as Level 1 or 3 as of December 31, 2018 and 2017.
(b) The fair value of commodities was not material as of December 31, 2018.
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
The fair value of each contract is discounted using a risk free interest rate. In addition, a credit reserve is applied to reflect credit risk, which for interest rate swaps, is calculated based on credit default swaps utilizing the bilateral method. For commodities, to the extent that the Company's net exposure under a specific master agreement is an asset, the Company uses the counterparty's default swap rate. If the exposure under a specific master agreement is a liability, the Company uses its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of December 31, 2018, the credit reserve was not material. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
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
Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including solar and other PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of December 31, 2018, credit risk exposure to these counterparties attributable to the Company's ownership interests was approximately $2.3 billion for the next five years. The majority of these power contracts are with utilities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations, which the Company is unable to predict.

As previously described, on January 29, 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Certain subsidiaries of the Company sell the output of their facilities to PG&E under long-term PPAs, including interests in 6 solar facilities totaling 480 MW and Marsh Landing with a capacity of 720 MW.   The Company consolidates three of the solar facilities and Marsh Landing and records its interest in the other solar facilities as equity method investments. The Company had $17 million in accounts receivable for its consolidated projects as of December 31, 2018. All of these amounts were collected in January 2019.

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
Energy-Related Commodities
To manage the commodity price risk associated with its competitive supply activities and the price risk associated with wholesale power sales, the Company may enter into derivative hedging instruments, namely, forward contracts that commit the Company to sell energy commodities or purchase fuels/electricity in the future. The objectives for entering into derivatives contracts designated as hedges include fixing the price for a portion of anticipated future electricity sales and fixing the price of a portion of anticipated fuel/electricity purchases for the operation of its subsidiaries. As of December 31, 2018, the Company had forward contracts for the purchase of fuel commodities relating to the forecasted usage of the Company’s district energy centers extending through 2020 and electricity contracts to supply retail power to the Company's district energy centers extending through 2020. At December 31, 2018, these contracts were not designated as cash flow or fair value hedges.
Also, as of December 31, 2018, the Company had other energy-related contracts that did not meet the definition of a derivative instrument or qualified for the NPNS exception and were therefore exempt from fair value accounting treatment as follows:

•	Power purchase agreements through 2043, and

•	Natural gas transportation contracts through 2028.
Interest Rate Swaps
The Company is exposed to changes in interest rates through the issuance of variable rate debt. In order to manage interest rate risk, it enters into interest rate swap agreements.
As of December 31, 2018, the Company had interest rate derivative instruments on non-recourse debt extending through 2041, a portion of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company's open derivative transactions broken out by commodity as of December 31, 2018 and 2017:

		Total Volume
		December 31, 2018	December 31, 2017
Commodity	Units	(In millions)
Natural Gas	MMBtu	1	2
Interest	Dollars	$1,862	$2,050

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets (a)		Derivative Liabilities
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$2	$—	$1	$4
Interest rate contracts long-term	3	1	6	9
Total Derivatives Designated as Cash Flow Hedges	5	1	7	13
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	1	—	3	13
Interest rate contracts long-term	5	—	11	22
Commodity contracts current (b)	—	1	—	1
Total Derivatives Not Designated as Cash Flow Hedges	6	1	14	36
Total Derivatives	$11	$2	$21	$49

(a) Derivative Asset balances classified as current are included within the prepayments and other current assets line item of the Consolidated Balance Sheet.
(b) The fair value of commodities was not material as of December 31, 2018
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of December 31, 2018 and 2017, there was no outstanding collateral paid or received. As of December 31, 2018, the commodity balances were not material. The following tables summarize the offsetting of derivatives by counterparty master agreement level:

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2018	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Interest rate contracts:
Derivative assets	$11	$(1)	$10
Derivative liabilities	(21)	1	(20)
Total interest rate contracts	(10)	—	(10)
Total derivative instruments	$(10)	$—	$(10)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2017	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative assets	$1	$—	$1
Derivative liabilities	(1)	—	(1)
Total commodity contracts	—	—	—
Interest rate contracts:
Derivative assets	1	(1)	—
Derivative liabilities	(48)	1	(47)
Total interest rate contracts	(47)	—	(47)
Total derivative instruments	$(47)	$—	$(47)

Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Year ended December 31,
	2018	2017	2016
	(In millions)
Accumulated OCL beginning balance	$(60)	$(70)	$(83)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	14	10	13
Mark-to-market of cash flow hedge accounting contracts	8	—	—
Accumulated OCL ending balance, net of income tax benefit of $7, $9 and $16, respectively	$(38)	$(60)	$(70)
Accumulated OCL attributable to noncontrolling interests	(20)	(32)	(42)
Accumulated OCL attributable to Clearway Energy, Inc.	$(18)	$(28)	$(28)
Losses expected to be realized from OCL during the next 12 months, net of income tax benefit of $1	$8
Amounts reclassified from accumulated OCL into income are recorded to interest expense.
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
Impact of Derivative Instruments on the Statements of Income
The Company has interest rate derivative instruments that are not designated as cash flow hedges. The effect of interest rate hedges is recorded to interest expense. For the years ended December 31, 2018, 2017 and 2016 the impact to the consolidated statements of income was a gain of $15 million, a gain of $6 million and a loss of $2 million, respectively.

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

Note 8 — Intangible Assets
Intangible Assets — The Company's intangible assets as of December 31, 2018 and 2017 primarily reflect intangible assets established from its business acquisitions and are comprised of the following:

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

•
Customer relationships — Established with the acquisition of Energy Center Phoenix and Energy Center Omaha, these intangibles represent the fair value at the acquisition date of the businesses' customer base. The customer relationships are amortized to depreciation and amortization expense based on the expected discounted future net cash flows by year.

•
Customer contracts — Established with the acquisition of Energy Center Phoenix, these intangibles represent the fair value at the acquisition date of contracts that primarily provide chilled water, steam and electricity to its customers. These contracts are amortized to revenues based on expected volumes.

•
Emission Allowances — These intangibles primarily consist of SO2 and NOx emission allowances established with the El Segundo and Walnut Creek acquisitions. These emission allowances are held-for-use and are amortized to cost of operations, with NOx allowances amortized on a straight-line basis and SO2 allowances amortized based on units of production.

•
Other — Consists of a) the acquisition date fair value of the contractual rights to a ground lease for South Trent and to utilize certain interconnection facilities for Blythe, as well as land rights acquired in connection with the acquisition of Elbow Creek, and b) development rights related to certain solar businesses acquired in 2010 and 2011.

The following tables summarize the components of intangible assets subject to amortization:

Year ended December 31, 2018	PPAs	Leasehold Rights	Customer Relationships	Customer Contracts	Emission Allowances	Other	Total
(In millions)
December 31, 2018	$1,280	$86	$66	$15	$9	$8	$1,464
Less accumulated amortization	(269)	(18)	(7)	(9)	(2)	(3)	(308)
Net carrying amount	$1,011	$68	$59	$6	$7	$5	$1,156

Year ended December 31, 2017	PPAs	Leasehold Rights	Customer Relationships	Customer Contracts	Emission Allowances	Other	Total
(In millions)
January 1, 2017	$1,286	$86	$66	$15	$9	$9	$1,471
Asset Impairments (a)	(6)	—	—	—	—	—	(6)
December 31, 2017	1,280	86	66	15	9	9	1,465
Less accumulated amortization	(205)	(13)	(5)	(8)	(3)	(3)	(237)
Net carrying amount	$1,075	$73	$61	$7	$6	$6	$1,228

(a) $6 million of asset impairments relate to one of the November 2017 Drop Down Assets that was recorded by NRG during the quarter ended September 30, 2017, as further described in Note 9, Asset Impairments.
The Company recorded amortization expense of $71 million during the years ended December 31, 2018, 2017 and 2016. Of these amounts, $70 million for the years ended December 31, 2018, 2017 and 2016 were recorded to contract amortization expense and reduced operating revenues in the consolidated statements of operations. The Company estimates the future amortization expense for its intangibles to be $71 million for the next five years through 2023.

Out-of-market contracts — The out-of-market contract liability represents the out-of-market value of the PPAs for the Blythe solar project and Spring Canyon wind projects and the out-of-market value of the land lease for Alta Wind XI, LLC, as of their respective acquisition dates. The Blythe solar project's liability of $7 million was recorded to other non-current liabilities on the consolidated balance sheet and is amortized to revenue in the consolidated statements of income on a units-of-production basis over the twenty-year term of the agreement. Spring Canyon's liability of $3 million was recorded to other non-current liabilities and is amortized to revenue on a straight-line basis over the twenty-five year term of the agreement. The Alta Wind XI, LLC's liability of $5 million was recorded to other non-current liabilities and is amortized as a reduction to cost of operations on a straight-line basis over the thirty-four year term of the land lease. At December 31, 2018, accumulated amortization of out-of-market contracts was $4 million and amortization expense was $1 million for each of the years ended December 31, 2018 and 2017.
Note 9 — Asset Impairments
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

Additionally, during the quarter ended September 30, 2017, in connection with the preparation of the model for sale of the November 2017 Drop Down Assets, it was identified that undiscounted cash flows were lower than the book value of certain SPP funds and NRG recorded an impairment expense of $13 million, $8 million of which relates to property, plant, and equipment and $5 million to PPAs, as described in Note 8, Intangible Assets. In accordance with the guidance for transfer of assets under common control, the impairment is reflected in the pre-acquisition net income of Drop Down Assets of the Company's consolidated statements of operations for the period ended December 31, 2018.
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
Other Impairments — During the fourth quarter of 2016, NRG recorded impairment losses of approximately $2 million related to the projects that were part of the November 2017 Drop Down Assets. Since the acquisition by the Company of the November 2017 Drop Down Assets related to transfer of assets under common control, these impairments were reflected in the Company's consolidated statements of operations for the periods ending December 31, 2016.

Note 10 — Long-term Debt
The Company's borrowings, including short term and long term portions consisted of the following:

	December 31, 2018	December 31, 2017	Interest rate % (a)	Letters of Credit Outstanding at December 31, 2018
	(In millions, except rates)
2019 Convertible Notes	$220	$345	3.500
2020 Convertible Notes	45	288	3.250
2024 Senior Notes	500	500	5.375
2025 Senior Notes	600	—	5.750
2026 Senior Notes	350	350	5.000
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2019 (b)	—	55	L+1.75	$41
Project-level debt:
Agua Caliente Borrower 2, due 2038 (d)	39	41	5.430	17
Alpine, due 2022 (d)	127	135	L+1.750	16
Alta Wind I - V lease financing arrangements, due 2034 and 2035	886	926	5.696 - 7.015	44
Buckthorn Solar, due 2025	132	169	L+1.750	26
CVSR, due 2037 (d)	720	746	2.339 - 3.775	—
CVSR Holdco Notes, due 2037 (d)	188	194	4.680	13
El Segundo Energy Center, due 2023	352	400	L+1.75 - L+2.375	138
Energy Center Minneapolis Series C, D, E, F, G, H Notes, due 2025-2037	328	208	various	—
Laredo Ridge, due 2028	89	95	L+1.875	10
Kansas South, due 2030 (d)	26	29	L+2.00	2
Marsh Landing, due 2023 (d)	263	318	L+2.125	60
South Trent Wind, due 2020	50	53	L+1.625	10
Tapestry, due 2021	151	162	L+1.75	20
Utah Solar Portfolio, due 2022	267	278	various	13
Viento, due 2023	146	163	L+2.00	26
Walnut Creek, due 2023	222	267	L+1.75	74
Other	343	361	various	24
Subtotal project-level debt	4,329	4,545
Total debt	6,044	6,083
Less current maturities	(535)	(339)
Less net debt issuance costs	(61)	(68)
Less discounts(c)	(1)	(17)
Total long-term debt	$5,447	$5,659

(a) As of December 31, 2018, L+ equals 3 month LIBOR plus x%, except for Viento, due 2023 and Kansas South, due 2030 where L+ equals 6 month LIBOR plus 2.00% and Utah Solar Portfolio, where L+equals 1 month LIBOR plus x%.
(b) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement.
(c) Discounts relate to the 2019 Convertible Notes and 2020 Convertible Notes.
(d) On January 29, 2019, PG&E filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.  The Company has non-recourse project-level debt, and in some cases holding company debt, related to each of its subsidiaries that sell their output to PG&E under long-term PPAs.  The PG&E bankruptcy filing is an event of default under the related financing agreements, and as a result, the respective lenders under these arrangements may accelerate the repayment of these debt balances.  In addition, the event of default may have an impact on the Company’s ability to distribute cash from the project-level cash accounts to the parent entities.  The Company continues to operate the projects in the normal course of business and is currently in the process of negotiating forbearance agreements with the related lenders.

The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of December 31, 2018, the Company was in compliance with all of the required covenants.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
The Company borrowed $55 million from the revolving credit facility during the year ended December 31, 2017 for general corporate needs as well as to fund dividend payments.

On April 30, 2018, the Company closed on the refinancing of the revolving credit facility, which extended the maturity of the facility to April 28, 2023, and decreased the Company's overall cost of borrowing from L+2.50% to L+1.75%. The applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement, and was L+1.75% as of December 31, 2018. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
On October 9, 2018, the Company terminated certain letters of credit relating to certain project PPAs in exchange for a one-time payment, which reduced the outstanding letters of credit under the revolving credit facility. As of December 31, 2018, there were no outstanding borrowings under the revolving credit facility and the Company had $41 million of letters of credit outstanding.
Bridge Credit Agreement
On August 31, 2018, the Company entered into a senior unsecured 364-day bridge credit agreement, or the Bridge Credit Agreement, which provided total borrowings of up to a maximum amount of $1.5 billion at a rate per annum equal to LIBOR or a base rate plus an applicable margin equal to 3.00% in the case of LIBOR loans and 2.00% in the case of base rate loans.
In October 2018, the Company reduced the lenders' commitments under the bridge agreement from $1.5 billion to $867.5 million following the offering of the 2025 Senior Notes and the convertible notes tender offer results, each described below. On October 31, 2018, the Company terminated the Bridge Credit Agreement.
2025 Senior Notes
On October 1, 2018, Clearway Energy Operating LLC issued $600 million of senior unsecured notes, or the 2025 Senior Notes. The 2025 Senior Notes bear interest at 5.750% and mature on October 15, 2025. Interest on the 2025 Senior Notes is payable semi-annually on April 15 and October 15 of each year, and interest payments will commence on April 15, 2019. The 2025 Senior Notes are unsecured obligations of Clearway Energy Operating LLC and are guaranteed by Clearway Energy LLC and by certain of Clearway Energy Operating LLC's wholly owned current and future subsidiaries. The proceeds from the 2025 Senior Notes were partially used to repay the 2019 Convertible Notes.
2020 Convertible Senior Notes
The Company has outstanding $45 million aggregate principal amount of 3.25% Convertible Senior Notes due 2020, or the
2020 Convertible Notes. The 2020 Convertible Notes are convertible, under certain circumstances, into the Company’s Class C common stock, cash or a combination thereof at an initial conversion price of $27.50 per Class C common share, which is equivalent to a conversion rate of approximately 36.3636 shares of Class C common stock per$1,000 principal amount of notes. Interest on the 2020 Convertible Notes is payable semi-annually in arrears on June 1 and December 1 of each year. Prior to the close of business on the business day immediately preceding December 1, 2019, the 2020 Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The 2020 Convertible Notes are guaranteed by Clearway Energy Operating LLC and Clearway Energy LLC.
The Company separately accounts for the liability (debt) and equity (conversion option) components of the 2020 Convertible Notes and recognized $23 million as the value for the equity component in 2015 with the offset to debt discount. The debt discount is amortized to interest expense using the effective interest method through June 2020.
As a result of the tender offer, as further described below, a total of $45 million aggregate principal amount of the 2020 Convertible Notes remained outstanding.
As of December 31, 2018, the 2020 Convertible Notes were trading at approximately 95.36% of their face value, resulting in a total market value of $43 million. The actual conversion value of the 2020 Convertible Notes is based on the product of the conversion rate and the market price of the Company's Class C common stock, as defined in the 2020 Convertible Notes indenture. As of December 31, 2018, the Company's Class C common stock closed at $17.25 per share, resulting in a pro forma conversion value for the 2020 Convertible Notes of approximately $28 million.

2019 Convertible Senior Notes
The Company had outstanding $220 million aggregate principal amount of 3.50% Convertible Notes due 2019, or the 2019
Convertible Notes. The 2019 Convertible Notes were convertible, under certain circumstances, into the Company’s Class A common stock, cash or a combination thereof at a conversion rate was of approximately 42.9644 shares of Class A common stock per$1,000 principal amount of 2019 Convertible Notes in accordance with the terms of the related indenture. The 2019 Convertible Notes are guaranteed by Clearway Energy Operating LLC and Clearway Energy LLC.

The Company separately accounted for the liability (debt) and equity (conversion option) components of the 2019 Convertible
Notes and recognized $23 million as the value for the equity component in 2014 with the offset to debt discount. The debt discount was amortized to interest expense using the effective interest method through February 2019.
In August 2018, the Company repurchased an aggregate principal amount of $16 million of the 2019 Convertible Notes in open market transactions. The repurchases were funded through a partial repayment of the intercompany note between Clearway Energy Operating LLC and Clearway Energy, Inc., which was reduced by $16 million.
As a result of the tender offer, as further described below, a total of $220 million aggregate principal amount of the 2019 Convertible Notes remained outstanding as of December 31, 2018.
As of December 31, 2018, the 2019 Convertible Notes were trading at approximately 99.81% of their face value, resulting in a total market value of $219.6 million. The actual conversion value of the 2019 Convertible Notes is based on the product of the conversion rate and the market price of the Company's Class A common stock, as defined in the Convertible Debt indenture. As of December 31, 2018, the Company's Class A common stock closed at $16.92 per share, resulting in a pro forma conversion value for the Convertible Notes of approximately $160 million.
In January 2019, the Company repurchased an additional aggregate principal amount of $50 million of the 2019 Convertible Notes in open market transactions. The repurchase was funded through a partial repayment of the intercompany note between Clearway Energy Operating LLC and Clearway Energy, Inc., which was reduced by $50 million.
The 2019 Convertible Notes matured on February 1, 2019 and the Company paid off the remaining balance of an aggregate principal amount of $170 million.
During the years ended December 31, 2018 and 2017, the Company recorded the following expenses in relation to the 2020 and 2019 Convertible Notes on a combined basis at the effective rates of 5.10% and 5.00%, respectively:

(In millions)	December 31, 2018	December 31, 2017
Interest expense (a)	$19	$21
Debt discount amortization	9	9
Debt issuance costs amortization	3	3
	$31	$33

(a) Interest expense is calculated using coupon rate of 3.25% and 3.50% for 2020 and 2019 Convertible Notes, respectively.
2019 Convertible Notes and 2020 Convertible Notes Tender Offer
On September 10, 2018, pursuant to the 2019 Convertible Notes and the 2020 Convertible Notes indentures, the Company delivered to the holders of the 2019 Convertible Notes and the 2020 Convertible Notes a fundamental change notice and offer to repurchase any and all of the 2019 Convertible Notes and 2020 Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes plus any accrued and unpaid interest. An aggregate principal amount of $109 million of the 2019 Convertible Notes and $243 million of the 2020 Convertible Notes were tendered on or prior to the expiration date of October 9, 2018 and accepted by the Company for purchase. The Company recorded a loss on extinguishment in the amount $7 million primarily related to the repurchase of the 2020 Convertible Notes.

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
Agua Caliente Borrower 2, due 2038
On February 17, 2017, Agua Caliente Borrower 1 LLC, an indirect subsidiary of NRG, and Agua Caliente Borrower 2 LLC, issued $130 million of senior secured notes under the Agua Caliente Borrower 1 LLC and Agua Caliente Borrower 2 LLC financing agreement, or Agua Caliente Holdco Financing Agreement, that bear interest at 5.43% and mature on December 31, 2038. As described in Note 3, Business Acquisitions, on March 27, 2017, the Company acquired Agua Caliente Borrower 2 LLC from NRG as part of the March 2017 Drop Down Assets acquisition and assumed NRG's portion of senior secured notes under the Agua Caliente Holdco Financing Agreement. Agua Caliente Borrower 2 LLC held $39 million of the Agua Caliente Holdco debt as of December 31, 2018.
The debt is joint and several with respect to Agua Caliente Borrower 1 LLC and Agua Caliente Borrower 2 LLC and is secured by the equity interests of each borrower in the Agua Caliente solar facility.

Utah Solar Portfolio, due 2022
As part of the March 2017 Drop Down Assets acquisition, the Company assumed non-recourse debt of $287 million relating to the Utah Solar Portfolio at an interest rate of LIBOR plus 2.625%. The debt matures on December 16, 2022. The $287 million consisted of $222 million outstanding at the time of NRG's acquisition of the Utah Solar Portfolio on November 2, 2016, and additional borrowings of $65 million, net of debt issuance costs, incurred during 2016. The Company held $267 million of the Utah Solar Portfolio debt as of December 31, 2018.
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
The following table summarizes the swaps, some of which are forward starting as indicated, related to the Company's project level debt as of December 31, 2018:

	% of Principal	Fixed Interest Rate	Floating Interest Rate	Notional Amount at December 31, 2018 (In millions)	Effective Date	Maturity Date
Alpine	85%	various	3-Month LIBOR	$108	various	various
Avra Valley	87%	2.333%	3-Month LIBOR	44	November 30, 2012	November 30, 2030
AWAM	100%	2.47%	3-Month LIBOR	16	May 22, 2013	May 15, 2031
Blythe	75%	3.563%	3-Month LIBOR	12	June 25, 2010	June 25, 2028
Borrego	75%	1.125%	3-Month LIBOR	3	April 3, 2013	June 30, 2020
Buckthorn Solar	83%	various	3-Month LIBOR	109	February 28, 2018	December 31, 2041
El Segundo	85%	various	3-Month LIBOR	299	various	various
Kansas South	75%	2.368%	6-Month LIBOR	20	June 28, 2013	December 31, 2030
Laredo Ridge	80%	2.31%	3-Month LIBOR	71	March 31, 2011	March 31, 2026
Marsh Landing	94%	3.244%	3-Month LIBOR	246	June 28, 2013	June 30, 2023
Roadrunner	75%	4.313%	3-Month LIBOR	24	September 30, 2011	December 31, 2029
South Trent	75%	3.265%	3-Month LIBOR	37	June 15, 2010	June 14, 2020
South Trent	75%	4.95%	3-Month LIBOR	21	June 30, 2020	June 14, 2028
Tapestry	90%	2.21%	3-Month LIBOR	136	December 30, 2011	December 21, 2021
Tapestry	50%	3.57%	3-Month LIBOR	60	December 21, 2021	December 21, 2029
Utah Solar Portfolio	80%	various	1-Month LIBOR	214	various	September 30, 2036
Viento Funding II	91%	various	6-Month LIBOR	134	various	various
Viento Funding II	90%	4.985%	6-Month LIBOR	65	July 11, 2023	June 30, 2028
Walnut Creek Energy	90%	various	3-Month LIBOR	200	June 28, 2013	May 31, 2023
WCEP Holdings	100%	4.003%	3-Month LIBOR	43	June 28, 2013	May 31, 2023
Total				$1,862
Annual Maturities
Annual payments based on the maturities of the Company's debt, for the years ending after December 31, 2018, are as follows:

(In millions)
2019	$534
2020	406
2021	447
2022	646
2023	389
Thereafter	3,622
Total	$6,044

Note 11 — Earnings (Loss) Per Share
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
The reconciliation of the Company's basic and diluted (loss) earnings per share is shown in the following table:

	Year Ended December 31,
	2018		2017		2016
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted earnings (loss) per share attributable to Clearway Energy, Inc. common stockholders
Net income (loss) attributable to Clearway Energy, Inc.	$16	$32	$(6)	$(10)	$20	$37
Weighted average number of common shares outstanding — basic and diluted	35	69	35	64	35	63
Earnings (Loss) per weighted average common share — basic and diluted	$0.46	$0.46	$(0.16)	$(0.16)	$0.58	$0.58

(a) Net (loss) income attributable to Clearway Energy, Inc. and basic and diluted (loss) earnings per share might not recalculate due to presenting values in millions rather than whole dollars.
The following table summarizes the Company's outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company's diluted earnings per share:

	Year Ended December 31,
	2018	2017	2016
	(In millions of shares)
2019 Convertible Notes - Common Class A	9	15	15
2020 Convertible Notes - Common Class C	8	10	10
Note 12 — Stockholders' Equity
Class C Common Stock Issuance
On September 27, 2018, Clearway Energy, Inc. issued and sold 3,916,449 shares of Class C common stock for net proceeds of $75 million. The Company utilized the proceeds of the offering to acquire 3,916,449 Class C units of Clearway Energy LLC.
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
The Company sold a total of 4,492,473 shares of Class C common stock for gross proceeds of $79 million during the year ended December 31, 2018. The Company incurred commission fees of $790 thousand during the nine months ended December 31, 2018.
The Company sold a total of 6,414,339 shares of Class C common stock for gross proceeds of $114 million since the inception of the ATM Program. Approximately $36 million of Class C common stock remains available for issuance under the ATM Program.

Dividends to Class A and Class C common stockholders
The following table lists the dividends paid on the Company's Class A and Class C common stock during the year ended December 31, 2018:

	Fourth Quarter 2018	Third Quarter 2018	Second Quarter 2018	First Quarter 2018
Dividends per Class A share	$0.331	$0.320	$0.309	$0.298
Dividends per Class C share	$0.331	$0.320	$0.309	$0.298
Dividends on the Class A and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future. The Company will continue to evaluate its capital allocation approach during the pendency of the PG&E Bankruptcy.
On February 12, 2019, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.20 per share payable on March 15, 2019, to stockholders of record as of March 1, 2019.
The Company also authorized 10,000,000 shares of preferred stock, par value $0.01 per share. None of the shares of preferred stock have been issued.
Distributions/Contributions to/from NRG and CEG
The following table lists the distributions paid to NRG during the period from January 1, 2018 through August 31, 2018 and to CEG during the period from September 1, 2018 through December 31, 2018 on Clearway Energy LLC's Class B and D units:

	Fourth Quarter 2018	Third Quarter 2018	Second Quarter 2018	First Quarter 2018
Distributions per Class B unit	$0.331	$0.320	$0.309	$0.298
Distributions per Class D unit	$0.331	$0.320	$0.309	$0.298
The portion of the distributions paid by Clearway Energy LLC to NRG and CEG is recorded as a reduction to the Company's noncontrolling interest balance. The portion of the distributions paid by Clearway Energy LLC to the Company was utilized to fund the dividends to the Class A and Class C common stockholders described above.
On February 12, 2019, Clearway Energy LLC declared a quarterly distribution on its Class B and Class D units of $0.20 per unit payable to CEG on March 15, 2019.
During 2018, 2017, and 2016, the Company acquired the Drop Down Assets from NRG, as described in Note 3, Business Acquisitions. The difference between the cash paid and historical value of the acquired Drop Down Assets was recorded as a distribution to/contribution from NRG with the offset to noncontrolling interest. As the projects were owned by NRG prior to the Drop Down Assets acquisitions, the pre-acquisition income (loss) of such projects were recorded as attributable to NRG's noncontrolling interest. Prior to the date of acquisition, certain of the projects made distributions to NRG and NRG made contributions into certain projects.  These amounts are reflected within the Company’s statement of stockholders’ equity as changes in the noncontrolling interest balance.
Note 13 — Segment Reporting
The Company’s segment structure reflects how management currently operates and allocates resources. The Company's businesses are segregated based on conventional power generation, renewable businesses which consist of solar and wind, and the thermal and chilled water business. The Corporate segment reflects the Company's corporate costs and includes eliminating entries. The Company's chief operating decision maker, its Chief Executive Officer, evaluates the performance of its segments based on operational measures including adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, and CAFD, as well as economic gross margin and net income (loss).

The Company generated more than 10% of its revenues from the following customers for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
Customer	Conventional (%)	Renewables (%)	Conventional (%)	Renewables (%)	Conventional (%)	Renewables (%)
SCE	20%	20%	21%	20%	21%	21%
PG&E	12%	11%	12%	11%	12%	11%

	Year ended December 31, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues (a)	$337	$526	$193	$(3)	$1,053
Cost of operations (a)	62	146	127	(3)	332
Depreciation and amortization	101	207	23	—	331
General and administrative	—	—	1	19	20
Acquisition-related transaction and integration costs	—	—	—	20	20
Development costs	—	—	2	1	3
Operating income (loss)	174	173	40	(40)	347
Equity in earnings of unconsolidated affiliates	11	63	—	—	74
Other income, net	1	4	1	2	8
Loss on debt extinguishment	—	—	—	(7)	(7)
Interest expense	(51)	(154)	(12)	(89)	(306)
Income (loss) before income taxes	135	86	29	(134)	116
Income tax expense	—	—	—	62	62
Net Income (Loss)	135	86	29	(196)	54
Less: Net income (loss) attributable to noncontrolling interests and Pre-acquisition net income of Drop Down Assets	—	(100)	—	106	6
Net Income (Loss) Attributable to Clearway Energy, Inc.	$135	$186	$29	$(302)	$48
Balance Sheet
Equity investment in affiliates	$98	$1,074	$—	$—	$1,172
Capital expenditures (b)	14	26	28	—	68
Total Assets	$1,788	$5,836	$516	$360	$8,500

(a) Inter-segment revenues and cost of operations include operations and maintenance fee revenue and related costs recorded in the Renewables segment.
(b) Includes accruals.

	Year ended December 31, 2017
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$336	$501	$172	$—	$1,009
Cost of operations	77	133	116	—	326
Depreciation and amortization	103	210	21	—	334
Impairment losses	—	44	—	—	44
General and administrative	—	—	—	19	19
Acquisition-related transaction and integration costs	—	—	—	3	3
Operating income (loss)	156	114	35	(22)	283
Equity in earnings of unconsolidated affiliates	12	59	—	—	71
Other income, net	1	2	—	1	4
Loss on debt extinguishment	—	(3)	—	—	(3)
Interest expense	(49)	(164)	(10)	(84)	(307)
Income (loss) before income taxes	120	8	25	(105)	48
Income tax benefit	—	—	—	72	72
Net Income (Loss)	120	8	25	(177)	(24)
Less: Net (loss) income attributable to noncontrolling interests	—	(75)	—	60	(15)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$120	$76	$25	$(237)	(16)
Balance Sheet
Equity investments in affiliates	$102	$1,076	$—	$—	$1,178
Capital expenditures (a)	15	181	16	—	212
Total Assets	$1,897	$6,017	$422	$153	$8,489

(a) Includes accruals.

	Year ended December 31, 2016
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$333	$532	$170	$—	$1,035
Cost of operations	66	128	114	—	308
Depreciation and amortization	80	203	20	—	303
Impairment losses	—	185	—	—	185
General and administrative	—	—	—	16	16
Acquisition-related transaction and integration costs	—	—	—	1	1
Operating income (loss)	187	16	36	(17)	222
Equity in earnings of unconsolidated affiliates	13	47	—	—	60
Other income, net	1	2	—	—	3
Interest expense	(48)	(151)	(7)	(78)	(284)
Income (loss) before income taxes	153	(86)	29	(95)	1
Income tax expense	—	—	—	(1)	(1)
Net Income (Loss)	153	(86)	29	(94)	2
Less: Net (loss) income attributable to noncontrolling interests	—	(111)	—	60	(51)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$153	$29	$29	$(154)	57

Note 14 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following amounts:

	Year Ended December 31,
	2018	2017	2016
	(In millions, except percentages)
Current
U.S. Federal	$—	$—	$—
State	—	—	—
Total — current	—	—	—
Deferred
U.S. Federal	28	75	(1)
State	34	(3)	—
Total — deferred	62	72	(1)
Total income tax expense (benefit)	$62	$72	$(1)
A reconciliation of the U.S. federal statutory rate of 21% and 35% to the Company's effective rate is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In millions, except percentages)
Income Before Income Taxes	$116	$48	$1
Tax at 21%/35%	24	17	—
State taxes, net of federal benefit	8	(3)	—
Deferred state rate change due to deconsolidation from NRG	20	—	—
Tax Cuts and Jobs Act - tax rate change	—	68	—
Impact of non-taxable equity earnings	8	(9)	(1)
Investment tax credits	(3)	(1)	(1)
Production tax credits, including prior year true-up	(1)	(1)	4
Valuation allowance adjustment	3	—	—
Other	3	1	(3)
Income tax expense (benefit)	$62	$72	$(1)
Effective income tax rate	53%	150%	(100)%
For the year ended December 31, 2018, the overall effective tax rate was different than the statutory rate of 21% primarily due to higher state income tax rate following the Company’s separation from NRG as well as taxable earnings and losses allocated to partners’ interest in Clearway Energy LLC which includes the effects of applying HLBV method of accounting for book purposes of certain partnerships. The Company has completed the accounting for all of the income tax effects related to the Tax Cuts and Jobs Act, which resulted in no material adjustments in 2018 to the provisional amounts recorded.
For the year ended December 31, 2017, the overall effective tax rate was different than the statutory rate of 35% primarily due to tax expense recorded from the revaluation of the existing net deferred tax asset pursuant to the reduction in the corporate income tax rate to 21% in accordance with the Tax Cuts and Jobs Act. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which addresses how a company may recognize provisional amounts for the effect of the changes related to the Tax Act. Consistent with that guidance, the Company recognized provisional amounts at December 31, 2017, based upon its interpretation of the tax laws and estimates which require significant judgments.
For the year ended December 31, 2016, the overall effective tax rate was different than the statutory rate of 35% primarily due to taxable earnings allocated to NRG resulting from its interest in Clearway Energy LLC and production and investment tax credits generated from certain wind and solar assets, respectively.
For tax purposes, Clearway Energy LLC is treated as a partnership; therefore, the Company and NRG each record their respective share of taxable income or loss.

The temporary differences, which gave rise to the Company's deferred tax assets, consisted of the following:

	As of December 31,
	2018	2017
	(In millions)
Deferred tax liabilities:
Investment in projects	$192	$70
Total deferred tax liabilities	192	70
Deferred tax assets:
Interest expense disallowance carryforward - Investment in Projects	28
Production tax credits	8	7
Investment tax credits	5	1
U.S. Federal net operating loss carryforwards	199	183
Capital loss carryforwards	12	10
State net operating loss carryforwards	12	7
Total deferred tax assets	264	208
Valuation allowance	$(15)	$(10)
Total deferred tax assets, net of valuation allowance	$249	$198
Net deferred noncurrent tax asset	$57	$128
The primary driver for the decrease in the net deferred tax asset from $128 million to $57 million as of December 31, 2018, is the taxable loss generated by the Company’s investment in Clearway Energy LLC, partially offset by an increase in Federal and state tax carryforwards.
Tax Receivable and Payable
As of December 31, 2018, the Company has no current or long term tax receivable or payable to be recorded.
Deferred Tax Assets and Valuation Allowance
Net deferred tax balance — As of December 31, 2018 and 2017, the Company recorded a net deferred tax asset of $57 million and $128 million, respectively. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income which includes the future reversal of existing taxable temporary differences to realize deferred tax assets. The Company considered the profit before tax generated in recent years, as well as projections of future earnings and estimates of taxable income in arriving at this conclusion. The Company believes that $15 million, a deferred tax asset, for which there are no existing capital gains or available tax planning strategies to utilize the asset in the future may not be realized, resulting in the recording of a valuation allowance.
NOL carryforwards — At December 31, 2018, the Company had domestic NOLs carryforwards for federal income tax purposes of $199 million and cumulative state NOLs of $12 million tax-effected.
Interest disallowance carryforward — Beginning in 2018, the Company had a deferred tax asset of $28 million related to disallowed interest expense under the proposed IRC §163(j) regulation, which was enacted as part of the Tax Cuts and Jobs Act. The disallowed interest deduction has an indefinite carry forward period and any limitations on the utilization of this carryforward have been factored into the valuation allowance analysis. These are proposed regulations which are not final and are subject to change in the regulatory review process.
Uncertain Tax Positions
The Company had no identified uncertain tax positions that require evaluation as of December 31, 2018.

Note 15 — Related Party Transactions
Related Party Transactions with CEG entities
Administrative Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC (formerly NRG Renew Operation & Maintenance LLC)
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to administrative services agreements with Clearway Renewable Operation & Maintenance LLC (formerly NRG Renew Operation & Maintenance LLC), or RENOM, a wholly-owned subsidiary of CEG, which provides Operation and Maintenance, O&M, services to these subsidiaries. The Company incurred total expenses for these services of $30 million, $23 million and $13 million for the years ended December 31, 2018, 2017 and 2016, respectively. There was a balance of $6 million and $5 million due to RENOM as of December 31, 2018 and 2017, respectively.
CEG Master Services Agreements
Following the consummation of the GIP Transaction, Clearway Energy, Inc. along with Clearway Energy LLC and Clearway Energy Operating LLC entered into Master Services Agreements with CEG, pursuant to which CEG and certain of its affiliates or third party service providers began providing certain services to the Company, including operational and administrative services, which include human resources, information systems, external affairs, accounting, procurement and risk management services, and the Company began providing certain services to CEG, including accounting, internal audit, tax and treasury services, in exchange for the payment of fees in respect of such services.
Amounts due to CEG or its subsidiaries are recorded as accounts payable - affiliate and amounts due to the Company from CEG and subsidiaries are recorded as accounts receivable - affiliate on the Company's consolidated balance sheet.
Related Party Transactions with NRG entities prior to the GIP Transaction
The following transactions relate to the period prior to sale of NRG's interest in CEG to GIP on August 31, 2018 and therefore were considered to be related party transactions for all the periods prior to August 31, 2018:
Power Purchase Agreements (PPAs) between the Company and NRG Power Marketing
Elbow Creek and Dover are parties to PPAs with NRG Power Marketing and generate revenue under the PPAs, which are recorded to operating revenues in the Company's consolidated statements of operations. For the eight months ended August 31, 2018, Elbow Creek and Dover, collectively, generated revenues of $8 million. For the years ended December 31, 2017 and 2016, Elbow Creek and Dover, collectively, generated revenues of $12 million and $13 million, respectively.
Energy Marketing Services Agreement by and between Thermal entities and NRG Power Marketing
Energy Center Dover LLC, Energy Center Minneapolis, Energy Center Phoenix LLC, and Energy Center Paxton LLC, or Thermal entities, are parties to Energy Marketing Services Agreements with NRG Power Marketing, a wholly-owned subsidiary of NRG. Under the agreements, NRG Power Marketing procures fuel and fuel transportation for the operation of Thermal entities. For the eight months ended August 31, 2018, the Thermal entities purchased $7 million of natural gas from NRG Power Marketing. The Thermal entities purchased a total of $9 million of natural gas during each of the years ended December 31, 2017 and 2016.
Operation and Maintenance (O&M) Services Agreements by and between Company's subsidiaries and NRG
Certain of the Company's subsidiaries are party to O&M Services Agreements with NRG, pursuant to which NRG subsidiaries provide necessary and appropriate services to operate and maintain the subsidiaries' plant operations, businesses and thermal facilities. NRG is reimbursed for the provided services, as well as for all reasonable and related expenses and expenditures, and payments to third parties for services and materials rendered to or on behalf of the parties to the agreements. NRG is not entitled to any management fee or mark-up under the agreements. The fees incurred under these agreements was $27 million for the eight months ended August 31, 2018. The fees incurred under this agreement were $39 million and $36 million for the years ended December 31, 2017 and 2016, respectively.
O&M Services Agreements by and between GenConn and NRG
GenConn incurs fees under two O&M agreements with wholly-owned subsidiaries of NRG. For the eight months ended August 31, 2018, the aggregate fees incurred under the agreements were $4 million. The fees incurred under the agreements were $5 million during each of the years ended December 31, 2017 and 2016.

Administrative Services Agreement by and between Marsh Landing and NRG West Coast LLC
Marsh Landing is a party to an administrative services agreement with NRG West Coast LLC, a wholly owned subsidiary of NRG. The Company reimbursed costs under this agreement of $11 million for the eight months ended August 31, 2018. The Company reimbursed costs under this agreement of approximately $15 million and $14 million for the years ended December 31, 2017 and 2016, respectively.
Project Administrative Services Agreement by and between ESEC and NRG West Coast LLC
During 2018, ESEC, NRG West Coast LLC and NRG Power Marketing LLC, or PML, entered into confirmation agreements under the Project Administration Services Agreement between ESEC and NRG West Coast LLC, whereby PML purchased California Carbon Allowances which ESEC could subsequently purchase for the purposes of ESEC’s compliance with the California Cap-and-Trade Program. ESEC reimbursed costs under these agreements of $11 million for the eight months ended August 31, 2018.
Management Services Agreement by and between the Company and NRG
Prior to the GIP Transaction, NRG provided the Company with various operational, management, and administrative services, which include human resources, accounting, tax, legal, information systems, treasury, and risk management, as set forth in the Management Services Agreement. Costs incurred under this agreement were $7 million for the eight months ended August 31, 2018. Costs incurred under this agreement were approximately $10 million during each of the years ended December 31, 2017 and 2016, respectively. The costs incurred under the Management Services Agreement included certain direct expenses incurred by NRG on behalf of the Company in addition to the base management fee.
On August 31, 2018, in connection with the consummation of the GIP Transaction, the Company entered into a Termination Agreement with Clearway Energy LLC, Clearway Energy Operating LLC and NRG terminating the Management Services Agreement, dated as of July 22, 2013, by and among the Company, Clearway Energy LLC, Clearway Energy Operating LLC and NRG.
Subsequent to the GIP Transaction, the Company entered into a Transition Services Agreement with NRG, or the NRG TSA, pursuant to which NRG or certain of its affiliates began providing transitional services to the Company following the consummation of the GIP Transaction, in exchange for the payment of a fee in respect of such services. Expenses related to the NRG TSA are recorded in acquisition-related transaction and integration costs in the consolidated statements of operations.
EPC Agreement by and between ECP and NRG
NRG Business Services LLC, a subsidiary of NRG, and Energy Center Pittsburgh LLC, or ECP, a wholly owned subsidiary of the Company, entered into an EPC agreement for the construction of a 73 MWt district energy system for ECP to provide 150 kpph of steam, 6,750 tons of chilled water and 7.5 MW of emergency backup power service to UPMC Mercy. The initial term of the energy services agreement with UPMC Mercy will be for a period of twenty years from the service commencement date.  On June 19, 2018, as discussed in Note 3, Business Acquisitions, ECP purchased the UPMC Thermal Project assets from NRG Business Services LLC for cash consideration of $84 million, subject to working capital adjustments. The Company paid an additional $3 million to NRG upon final completion of the project in January 2019 pursuant to the EPC agreement.
Note 16 — Commitments and Contingencies
Operating Lease Commitments
The Company leases certain facilities and equipment under operating leases, some of which include escalation clauses, expiring on various dates through 2048. The effects of these scheduled rent increases, leasehold incentives, and rent concessions are recognized on a straight-line basis over the lease term unless another systematic and rational allocation basis is more representative of the time pattern in which the leased property is physically employed. Lease expense under operating leases was $18 million, $17 million, and $15 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum lease commitments under operating leases for the years ending after December 31, 2018 are as follows:

(In millions)
2019	$13
2020	13
2021	13
2022	13
2023	12
Thereafter	207
Total	$271
Gas and Transportation Commitments
The Company has entered into contractual arrangements to procure power, fuel and associated transportation services. For the years ended December 31, 2018, 2017 and 2016, the Company purchased $39 million, $34 million and $32 million, respectively, under such arrangements. As further described in Note 15, Related Party Transactions, these purchases include intercompany transactions through August 31, 2018 between certain Thermal entities and NRG Power Marketing under the Energy Marketing Services Agreements in the amount of $7 million for the eight months ended August 31, 2018 and $9 million during each of the years ended December 31, 2017 and 2016.
As of December 31, 2018, the Company's commitments under such outstanding agreements are estimated as follows:

Period	(In millions)
2019	$11
2020	3
2021	3
2022	3
2023	3
Thereafter	13
Total	$36
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
Nebraska Public Power District Litigation
On January 11, 2019, Nebraska Public Power District, or NPPD, sent written notice to certain of the Company’s subsidiaries which own the Laredo Ridge and Elkhorn Ridge wind projects alleging an event of default under each of the power purchase agreements between NPPD and the projects. NPPD alleges that Company moved forward with certain transactions without obtaining the consent of NPPD. NPPD threatened to terminate the applicable power purchase agreements by February 11, 2019 if the alleged default was not cured. The Company filed a motion for a temporary restraining order and preliminary injunction in the U.S. District Court for the District of Nebraska relating to the Laredo Ridge project, and a similar motion in the District Court of Knox County, Nebraska for the Elkhorn Ridge project, to enjoin NPPD from taking any actions related to the power purchase agreements. On February 19, 2019, the U.S. District Court in the Laredo Ridge matter approved a stipulation between the parties to provide for an injunction preventing NPPD from terminating the PPA pending disposition of the litigation. On February 26, 2019, the Knox County District Court approved a similar stipulation relating to the Elkhorn Ridge project. The Company believes the allegations of NPPD are meritless and the Company is vigorously defending its rights under the power purchase agreements.

Note 17 — Unaudited Quarterly Data
Below is summarized unaudited quarterly financial data for the periods ending December 31, 2018 and 2017. The Company's historical financial results for the four quarters of 2017 were recast to include the results of the Buckthorn Solar Drop Down Asset acquisition, which took place on March 30, 2018, and is further described in Note 3, Business Acquisitions. The Company originally recast its historical quarterly financial statements to include the result of the Buckthorn Drop Down Asset acquisition in its Form 10-Q for the period ended September 30, 2018. Additionally, the quarterly results for the period ended December 31, 2017, as presented below in the table, were recast to include the quarterly operating results of the Buckthorn Solar Drop Down Asset for the period ending December 31, 2017.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2018
	(In millions, except per share data)
Operating Revenues	$229	$292	$307	$225
Operating Income	54	100	144	49
Net (Loss) Income	(91)	49	96	—
Net Income Attributable to Clearway Energy, Inc.	$(68)	$21	$79	$16
Weighted average number of Class A common shares outstanding — basic	35	35	35	35
Weighted average number of Class A common shares outstanding — diluted	35	35	49	35
Weighted average number of Class C common shares outstanding — basic	73	69	67	65
Weighted average number of Class C common shares outstanding — diluted	73	69	78	65
Earnings per Weighted Average Class A and Class C Common Share - Basic	$(0.63)	$0.20	$0.77	$0.16
Earnings per Weighted Average Class A Common Share - Diluted	$(0.63)	$0.20	$0.61	$0.16
Earnings per Weighted Average Class C Common Share - Diluted	$(0.63)	$0.20	$0.70	$0.16

	Quarter Ended
	December 31,		September 30,	June 30,	March 31,
	2017
	(In millions, except per share data)
Operating Revenues	$231		$269	$288	$221
Operating (Loss) Income	20		84	125	54
Net (Loss) Income	(97)	(a)	31	44	(2)
Net (Loss) Income Attributable to Clearway Energy, Inc.	$(70)		$29	$28	$(3)
Weighted average number of Class A common shares outstanding — basic	35		35	35	35
Weighted average number of Class A common shares outstanding — diluted	35		49	49	35
Weighted average number of Class C common shares outstanding — basic	65		64	63	63
Weighted average number of Class C common shares outstanding — diluted	65		75	74	63
(Loss) Earnings per Weighted Average Class A and Class C Common Share - Basic	$(0.71)		$0.30	$0.29	$(0.03)
(Loss) Earnings per Weighted Average Class A Common Share - Diluted	$(0.71)		$0.27	$0.26	$(0.03)
(Loss) Earnings per Weighted Average Class C Common Share - Diluted	$(0.71)		$0.29	$0.28	$(0.03)

(a) The Company reported Net loss of $98 million for the quarter ending December 31, 2017, as previously reported in the Note 17 , Unaudited Quarterly Financial Data of its Form 2017 10-K. The recast results in the table above include $1 million of Net Income attributable to the Buckthorn Solar Drop Down Asset acquisition.

Schedule I
Clearway Energy, Inc. (Parent)
Condensed Financial Information of Registrant
Condensed Statements of Operations

	Year ended December 31,
(In millions)	2018	2017 (a)	2016 (a)

Total operating expense	$1	$1	$2
Equity earnings in consolidated subsidiaries	135	61	15
Loss on debt extinguishment	(7)	—	—
Interest expense, net	(11)	(12)	(12)
Total other income, net	117	49	3
Income Before Income Taxes	116	48	1
Income tax expense (benefit)	62	72	(1)
Net Income (Loss)	54	(24)	2
Less: Pre-acquisition net income (loss) of Drop Down Assets	4	7	(4)
Less: Net income (loss) attributable to noncontrolling interests	2	(15)	(51)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$48	$(16)	$57

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to condensed financial statements.

Schedule I
Clearway Energy, Inc. (Parent)
Condensed Balance Sheets

	December 31,	December 31,
	2018	2017 (a)
ASSETS	(In millions)

Current Assets
Cash and cash equivalents	$—	$2
Note receivable - Clearway Energy Operating LLC	215	—
Other Assets
Investment in consolidated subsidiaries	2,182	2,029
Note receivable - Clearway Energy Operating LLC	44	618
Deferred income taxes	57	128
Total Assets	$2,498	$2,777
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	220	—
Accounts payable — affiliate	5	—
Other current liabilities	—	2
Other Liabilities
Long-term debt	44	610
Other non-current liabilities	5	6
Total Liabilities	274	618

Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 193,251,396 shares issued and outstanding (Class A 34,586,250, Class B 42,738,750, Class C 73,187,646, Class D 42,738,750) at December 31, 2018 and 184,780,837 shares issued and outstanding (Class A 34,586,250, Class B 42,738,750, Class C 64,717,087, Class D 42,738,750) at December 31, 2017	1	1
Additional paid-in capital	1,897	1,843
Accumulated deficit	(58)	(69)
Accumulated other comprehensive loss	(18)	(28)
Noncontrolling interest	402	412
Total Stockholders' Equity	2,224	2,159
Total Liabilities and Stockholders' Equity	$2,498	$2,777

(a) Retrospectively adjusted as discussed in Note 1, Nature of Business.

See accompanying notes to condensed financial statements.

Schedule I
Clearway Energy, Inc. (Parent)
Condensed Statements of Cash Flows

	Years ended December 31,
	2018	2017	2016
	(In millions)
Net Cash Provided by (Used in) Operating Activities	$3	$—	$(5)
Cash Flows from Investing Activities
Investments in consolidated affiliates	(150)	(33)	5
Decrease in notes receivable - affiliate	359	—	—
Net Cash Provided by (Used in) Investing Activities	209	(33)	5
Cash Flows from Financing Activities
Payments for long-term debt	(367)	—	—
Proceeds from the issuance of common stock	153	34	—
Cash received from Clearway Energy LLC for the payment of dividends	130	108	92
Payment of dividends	(130)	(108)	(92)
Net Cash (Used in) Provided by Financing Activities	(214)	34	—
Net (Decrease) Increase in Cash and Cash Equivalents	(2)	1	—
Cash and Cash Equivalents at Beginning of Period	2	1	1
Cash and Cash Equivalents at End of Period	$—	$2	$1
See accompanying notes to condensed financial statements.

Schedule I
Clearway Energy, Inc. (Parent)
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
The Company’s environmentally-sound asset portfolio includes over 5,272 MW of wind, solar and natural gas-fired power generation facilities, as well as district energy systems. Through this diversified and contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The weighted average remaining contract duration of these offtake agreements was approximately 15 years as of December 31, 2018 based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,385 net MWt and electric generation capacity of 133 net MW. These thermal infrastructure assets provide steam, hot and/or chilled water, and, in some instances, electricity to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
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
As a result of the Class C common stock issuances during the year ended December 31, 2018, the Company currently owns 55.8% of the economic interests of Clearway Energy LLC, with CEG retaining 44.2% of the economic interests of Clearway Energy LLC.
Basis of Presentation
The condensed parent-only company financial statements have been prepared in accordance with Rule 12-04 of Regulation S-X, as the restricted net assets of Clearway Energy, Inc.’s subsidiaries exceed 25% of the consolidated net assets of Clearway Energy, Inc. The parent's 100% investment in its subsidiaries has been recorded using the equity basis of accounting in the accompanying condensed parent-only financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto of Clearway Energy, Inc.
Prior to the GIP Transaction on August 31, 2018, the Company completed several acquisitions of Drop Down Assets from NRG, which were accounted for as transfer of entities under common control. The accounting guidance for transfers of entities under common control requires retrospective combination of the entities for all periods presented as if the combinations had been in effect from the beginning of the financial statement period or from the date the entities were under common control (if later than the beginning of the financial statement period). For further discussion, see Note 3, Business Acquisitions to the Consolidated Financial Statements.
Note 2 — Long-Term Debt
For a discussion of Clearway Energy, Inc.’s financing arrangements, see Note 10, Long-term Debt, to the Company's consolidated financial statements.
Note 3 — Commitments, Contingencies and Guarantees
See Note 14, Income Taxes, and Note 16, Commitments and Contingencies, to the Company's consolidated financial statements for a detailed discussion of Clearway Energy, Inc.’s commitments and contingencies.

Note 4 — Dividends
Cash distributions paid to Clearway Energy, Inc. by its subsidiary, Clearway Energy LLC, were $130 million, $108 million, and $92 million for the years ended December 31, 2018, 2017, and 2016, respectively.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2018, 2017, and 2016

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Period
	(In millions)
Income tax valuation allowance, deducted from deferred tax assets
Year Ended December 31, 2018	$10	$5	$—	$15
Year Ended December 31, 2017	16	(6)	—	10
Year Ended December 31, 2016	—	—	16	16

EXHIBIT INDEX

Number	Description	Method of Filing
2.1	Purchase and Sale Agreement, dated as of May 5, 2014, by and between NRG Gas Development Company, LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 9, 2014.
2.2	Purchase and Sale Agreement, dated as of May 5, 2014, by and between NRG Solar PV LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on May 9, 2014.
2.3	Purchase and Sale Agreement, dated as of May 5, 2014, by and between NRG Solar PV LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on May 9, 2014.
2.4
Purchase and Sale Agreement, dated June 3, 2014, by and among NRG Yield, Inc., NRG Yield Operating LLC, Terra-Gen Finance Company, LLC, NTD AWAM Holdings, LLC, CHIPS Alta Wind X Holding Company, LLC and CHIPS Alta Wind XI Holding Company, LLC.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2014.
2.5	Purchase and Sale Agreement, dated as of November 4, 2014, by and between NRG Wind LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 7, 2014.
2.6	Purchase and Sale Agreement, dated as of November 4, 2014, by and between NRG Arroyo Nogales LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on November 7, 2014.
2.7*^	Purchase and Sale Agreement, dated as of June 17, 2015, by and between EFS Desert Sun, LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2015.
2.8	Purchase and Sale Agreement, dated as of September 17, 2015, by and between NRG Energy Gas & Wind Holdings, Inc. and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 21, 2015.
2.9	Purchase and Sale Agreement, dated as of August 8, 2016, between NRG Solar CVSR Holdings 2 LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on August 9, 2016.
2.10*	Purchase and Sale Agreement, dated as of February 6, 2018, by and between NRG Gas Development Company, LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.10 to the Registrant's Annual Report on Form 10-K, filed on March 1, 2018.
3.1	Restated Certificate of Incorporation of NRG Yield, Inc., dated as of May 2, 2016.	Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on May 5, 2016.
3.2	Certificate of Amendment for the Restated Certificate of Incorporated of Clearway Energy, Inc., dated August 31, 2018.	Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 5, 2018.
3.3	Fourth Amended and Restated Bylaws of Clearway Energy, Inc., dated August 31, 2018.	Incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on September 5, 2018.
4.1	Fourth Amended and Restated Limited Liability Company Agreement of NRG Yield LLC, dated as of August 31, 2018, by and between NRG Yield, Inc. and Zephyr Renewables LLC.	Incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on September 5, 2018.
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
Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 5, 2014.
4.7	Supplemental Indenture, dated as of November 7, 2014, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 13, 2014.
4.8	Supplemental Indenture, dated as of February 25, 2015, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 27, 2015.
4.9	Third Supplemental Indenture, dated as of April 10, 2015, among NRG Yield Operating LLC, NRG Yield LLC, the other guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 16, 2015.
4.10	Fourth Supplemental Indenture, dated as of May 8, 2015, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 8, 2015.
4.11	Indenture, dated June 29, 2015, among NRG Yield, Inc., NRG Yield Operating LLC and NRG Yield LLC, as Guarantors, and Wilmington Trust, National Association, as Trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 29, 2015.
4.12	Form of 3.25% Convertible Senior Note due 2020.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 29, 2015.
4.13	Specimen Class A Common Stock Certificate.	Filed herewith.
4.14	Specimen Class C Common Stock Certificate.	Filed herewith.
4.15	Indenture, dated August 18, 2016, among NRG Yield Operating LLC, the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on August 18, 2016.
4.16	Form of 5.000% Senior Note due 2026.	Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on August 18, 2016.
4.17	Registration Rights Agreement, dated August 18, 2016, among NRG Yield Operating LLC, the guarantors named therein and J.P. Morgan Securities LLC, as representative of the initial purchasers.	Incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed on August 18, 2016.
4.18
Fifth Supplemental Indenture, dated as of January 29, 2018, among NRG Yield Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.1 to Clearway Energy LLC's Current Report on Form 8-K, filed on January 31, 2018.
4.19
Supplemental Indenture, dated as of January 29, 2018, among NRG Yield Operating LLC, the guarantors named therein and the Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.2 to Clearway Energy LLC's Current Report on Form 8-K, filed on January 31, 2018.
4.20
Sixth Supplemental Indenture, dated as of June 12, 2018, among NRG Yield Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 12, 2018.
4.21
Second Supplemental Indenture, dated as of June 12, 2018, among NRG Yield Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 12, 2018.
4.22
Seventh Supplemental Indenture, dated as of July 17, 2018, among NRG Yield Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2018.

4.23
Third Supplemental Indenture, dated as of July 17, 2018, among NRG Yield Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2018.
4.24
Eighth Supplemental Indenture, dated as of August 30, 2018, among NRG Yield Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 6, 2018.
4.25
Fourth Supplemental Indenture, dated as of August 30, 2018, among NRG Yield Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 6, 2018.
4.26	Indenture, dated October 1, 2018, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 2, 2018.
4.27	Form of 5.750% Senior Notes due 2025.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 2, 2018.
4.28	Registration Rights Agreement, dated October 1, 2018, among Clearway Energy Operating LLC, the guarantors named therein and RBC Capital Markets, LLC, as representative of the initial purchasers.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 2, 2018.
4.29
Ninth Supplemental Indenture, dated as of October 25, 2018, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 31, 2018.
4.30
Fifth Supplemental Indenture, dated as of October 25, 2018, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 31, 2018.
4.31	First Supplemental Indenture, dated as of October 25, 2018, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 31, 2018.
4.32
Tenth Supplemental Indenture, dated as of December 7, 2018, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 12, 2018.
4.33
Sixth Supplemental Indenture, dated as of December 7, 2018, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 12, 2018.
4.34	Second Supplemental Indenture, dated as of December 7, 2018, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on December 12, 2018.
10.1	Master Services Agreement, dated as of August 31, 2018, by and among NRG Yield, Inc., NRG Yield LLC, NRG Yield Operating LLC and Zephyr Renewables LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 5, 2018.
10.2	Master Services Agreement, dated as of August 31, 2018, by and among Zephyr Renewables LLC, NRG Yield, Inc., NRG Yield LLC, and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 5, 2018.
10.3.1	Right of First Offer Agreement, dated as of August 31, 2018, by and among NRG Yield, Inc., Zephyr Renewables LLC and solely for purposes of Section 2.4, GIP III Zephyr Acquisition Partners, L.P.	Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 5, 2018.
10.3.2	First Amendment to Right of First Offer Agreement, dated February 14, 2019, by and between Clearway Energy Group LLC and Clearway Energy, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 14, 2019.
10.4	Zephyr Voting and Governance Agreement, dated as of August 31, 2018, by and between NRG Yield, Inc. and Zephyr Renewables LLC.	Incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 5, 2018.

10.5	Third Amended and Restated Right of First Offer Agreement, dated as of August 31, 2018, by and between NRG Yield, Inc. and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 5, 2018.
10.6	Transition Services Agreement, dated August 31, 2018, by and between NRG Yield, Inc. and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on September 5, 2018.
10.7	Termination Agreement, dated as of August 31, 2018, by and among NRG Yield, Inc., NRG Yield LLC, NRG Yield Operating LLC and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on September 5, 2018.
10.8
Loan Guarantee Agreement, dated as of September 30, 2011, by and among High Plains Ranch II, LLC, as borrower, the U.S. Department of Energy, as guarantor, and the U.S. Department of Energy, as loan servicer.
Incorporated herein by reference to Exhibit 10.8 to the Company's Draft Registration Statement on Form S-1, filed on February 13, 2013.
10.9†	Clearway Energy, Inc. Amended and Restated 2013 Equity Incentive Plan.	Filed herewith.
10.10	Form of Indemnification Agreement.	Filed herewith.
10.11.1
Amended and Restated Credit Agreement, dated April 25, 2014, by and among NRG Yield Operating LLC, NRG Yield LLC, Royal Bank of Canada, as Administrative Agent, the lenders party thereto, Royal Bank of Canada, Goldman Sachs Bank USA and Bank of America, N.A., as L/C Issuers and RBC Capital Markets as Sole Left Lead Arranger and Sole Left Lead Book Runner.
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2014.
10.11.2	First Amendment to Amended & Restated Credit Agreement, dated June 26, 2015, by and among NRG Yield Operating LLC, NRG Yield LLC, Royal Bank of Canada and the Lenders party thereto.	Incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2015.
10.11.3
Second Amendment to Amended & Restated Credit Agreement, dated February 6, 2018, by and among NRG Yield Operating LLC, NRG Yield LLC, the guarantors party thereto, Royal Bank of Canada, as Administrative Agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 12, 2018.
10.11.4
Third Amendment to Amended and Restated Credit Agreement and Administrative Agent Resignation and Appointment Agreement, dated as of April 30, 2018, by and among NRG Yield Operating LLC, NRG Yield LLC, the guarantors party thereto, Royal Bank of Canada, as Resigning Administrative Agent, JPMorgan Chase Bank, N.A., as Successor Administrative Agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2018.
10.11.5
Fourth Amendment to Amended and Restated Credit Agreement, dated as of November 30, 2018, by and among Clearway Energy Operating LLC, Clearway Energy LLC, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 6, 2018.
10.12.1
Credit Agreement, dated as of August 23, 2011, among NRG West Holdings LLC, ING Capital LLC, Union Bank, N.A., Mizuho Corporate Bank, Ltd., RBS Securities Inc., Credit Agricole Corporate and Investment Bank, and each of lenders and issuing banks thereto.*
Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2014.
10.12.2	Amendment No. 1 to the Credit Agreement, dated October 7, 2011, by and between NRG West Holdings LLC and Credit Agricole Corporate and Investment Bank.	Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2014.
10.12.3	Amendment No. 2 to the Credit Agreement, dated February 29, 2012, by and between NRG West Holdings LLC and Credit Agricole Corporate and Investment Bank.	Incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2014.
10.12.4	Amendment No. 3 to the Credit Agreement, dated as of January 27, 2014, by and between NRG West Holdings LLC and Credit Agricole Corporate and Investment Bank.	Incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2015.
10.12.5
Amendment No. 4 to the Credit Agreement and Amendment No. 1 to the Collateral Agreement, dated as of May 16, 2014, by and between NRG West Holdings LLC, El Segundo Energy Center LLC and Credit Agricole Corporate and Investment Bank.
Incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2015.

10.12.6	Amendment No. 5 to the Credit Agreement, dated as of May 29, 2015, by and between NRG West Holdings LLC and ING Capital LLC.	Incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2015.
10.13.1	Amended and Restated Credit Agreement, dated July 17, 2014, by and among NRG Marsh Landing LLC, The Royal Bank of Scotland Plc, Deutsche Bank Trust Company Americas and the lenders party thereto.	Incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2014.
10.13.2
First Amendment to the Credit Agreement and Collateral Agency and Intercreditor Agreement, dated July 17, 2014, by and among NRG Marsh Landing LLC, The Royal Bank of Scotland Plc, Deutsche Bank Trust Company Americas and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2014.
10.14^	Amended and Restated Limited Liability Company Agreement of NRG RPV Holdco 1 LLC, dated as of April 9, 2015.	Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2015.
10.15^	Amended and Restated Limited Liability Company Agreement of NRG DGPV Holdco 1 LLC, dated as of May 8, 2015.	Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2015.
10.16^
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of NRG RPV Holdco 1 LLC, dated as of March 1, 2016, by and between NRG Yield RPV Holding LLC and NRG Residential Solar Solutions LLC.
Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 5, 2016.
10.17^
Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of NRG DGPV Holdco 1 LLC, dated as of March 1, 2016, by and among NRG Yield DGPV Holding LLC, NRG Renew DG Holdings LLC and NRG Renew LLC.
Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 5, 2016.
10.18^	Amended and Restated Limited Liability Company Agreement of NRG DGPV Holdco 2 LLC, dated as of March 1, 2016, by and among NRG Yield DGPV Holding LLC, NRG Renew DG Holdings LLC, and NRG Renew LLC.	Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 5, 2016.
10.19
Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of NRG RPV Holdco 1 LLC, dated as of August 5, 2016, by and between NRG Yield RPV Holding LLC and NRG Residential Solar Solutions LLC.
Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2016.
10.20†	Employment Agreement, dated as of May 6, 2016, between NRG Yield, Inc. and Christopher S. Sotos.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A, filed on August 9, 2016.
10.21†	Amendment, dated January 1, 2018 to Employment Agreement between NRG Yield, Inc. and Christopher Sotos.	Incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on March 1, 2018.
10.22†	Form of Clearway Energy, Inc. 2013 Equity Incentive Plan Restricted Stock Unit Agreement for Officers.	Filed herewith.
10.23†	Form of Clearway Energy, Inc. 2013 Equity Incentive Plan Restricted Stock Unit Agreement for Non-officers.	Filed herewith.
10.24†	Form of Clearway Energy, Inc. 2013 Equity Incentive Plan Relative Performance Stock Unit Agreement.	Filed herewith.
10.25†	Clearway Energy, Inc. Annual Incentive Plan.	Filed herewith.
10.26†	Clearway Energy, Inc. Involuntary Severance Plan.	Filed herewith.
10.27†	Clearway Energy, Inc. Executive Change-in-Control and General Severance Plan for Tier IA and Tier IIA Executives.	Filed herewith.
10.28†	Clearway Energy, Inc. Executive & Key Management Change-in-Control and General Severance Plan for Tier III and Tier IV Executives.	Filed herewith.
10.29^
Consent and Indemnity Agreement, dated as of February 6, 2018, by and among NRG Energy, Inc., NRG Repowering Holdings LLC, NRG Yield, Inc., and GIP III Zephyr Acquisition Partners, L.P., and NRG Yield Operating LLC (solely with respect to Sections E.5, E.6 and G.12).
Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K, filed on March 1, 2018.

10.30	Assignment and Assumption Agreement, effective as of February 26, 2019, among Clearway Energy Operating LLC and GIP III Zephyr Carlsbad Holdings, LLC.	Filed herewith.
21.1	Subsidiaries of Clearway Energy, Inc.	Filed herewith.
23.1	Consent of KPMG LLP.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chad Plotkin.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of Mary-Lee Stillwell.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

†	Indicates exhibits that constitute compensatory plans or arrangements.
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

CLEARWAY ENERGY, INC. (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2019

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Christopher S. Sotos, Kevin P. Malcarney and Michael A. Brown, each or any of them, such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as such person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 28, 2019.

Signature	Title	Date
/s/ CHRISTOPHER S. SOTOS	President, Chief Executive Officer and Director	February 28, 2019
Christopher S. Sotos	(Principal Executive Officer)
/s/ CHAD PLOTKIN	Chief Financial Officer	February 28, 2019
Chad Plotkin	(Principal Financial Officer)
/s/ MARY-LEE STILLWELL	Chief Accounting Officer	February 28, 2019
Mary-Lee Stillwell	(Principal Accounting Officer)
/s/ JONATHAN BRAM	Chairman of the Board	February 28, 2019
Jonathan Bram
/s/ NATHANIEL ANSCHUETZ	Director	February 28, 2019
Nathaniel Anschuetz
/s/ BRIAN FORD	Director	February 28, 2019
Brian Ford
/s/ BRUCE MACLENNAN	Director	February 28, 2019
Bruce MacLennan
/s/ FERRELL MCCLEAN	Director	February 28, 2019
Ferrell McClean
	Director	February 28, 2019
Daniel B. More
/s/ E. STANLEY O'NEAL	Director	February 28, 2019
E. Stanley O'Neal
/s/ SCOTT STANLEY	Director	February 28, 2019
Scott Stanley