Form 10-Q
period 2019-06-30
Clearway Energy, Inc.
filed 2019-08-06
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-36002
Clearway Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware			46-1777204
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

300 Carnegie Center, Suite 300	Princeton	New Jersey	08540
(Address of principal executive offices)			(Zip Code)
(609) 608-1525
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01	CWEN.A	New York Stock Exchange
Class C Common Stock, par value $0.01	CWEN	New York Stock Exchange
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
Yes ☐       No ☒
As of July 31, 2019, there were 34,599,645 shares of Class A common stock outstanding, par value $0.01 per share, 42,738,750 shares of Class B common stock outstanding, par value $0.01 per share, 73,325,741 shares of Class C common stock outstanding, par value $0.01 per share, and 42,738,750 shares of Class D common stock outstanding, par value $0.01 per share.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors in Part I, of the Company's Annual Report on Form 10-K for the year ended December 31, 2018, as well as the following:

•	Potential risks related to the PG&E Bankruptcy;

•	The Company's ability to maintain and grow its quarterly dividend;

•	Potential risks related to the Company's relationships with GIP and CEG;

•	The Company's ability to successfully transition services previously provided by NRG;

•	The Company's ability to successfully identify, evaluate and consummate acquisitions from third parties;

•	The Company's ability to acquire assets from GIP or CEG;

•	The Company's ability to raise additional capital due to its indebtedness, corporate structure, market conditions or otherwise;

•	Changes in law, including judicial decisions;

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2018 Form 10-K	Clearway Energy, Inc.'s (formerly NRG Yield, Inc.) Annual Report on Form 10-K for the year ended December 31, 2018
2019 Convertible Notes	$329 million aggregate principal amount of 3.50% convertible notes due 2019, issued by Clearway Energy, Inc.
2020 Convertible Notes	$45 million aggregate principal amount of 3.25% convertible notes due 2020, issued by Clearway Energy, Inc.
2024 Senior Notes	$500 million aggregate principal amount of 5.375% unsecured senior notes due 2024, issued by Clearway Energy Operating LLC
2025 Senior Notes	$600 million aggregate principal amount of 5.750% unsecured senior notes due 2025, issued by Clearway Energy Operating LLC
2026 Senior Notes	$350 million aggregate principal amount of 5.00% unsecured senior notes due 2026, issued by Clearway Energy Operating LLC
Adjusted EBITDA	Represents EBITDA adjusted for mark-to-market gains or losses, asset write offs and impairments, and factors which the Company does not consider indicative of future operating performance
AOCL/AOCI	Accumulated Other Comprehensive Loss/Accumulated Other Comprehensive Income
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates - updates to the ASC
ATM Program	At-The-Market Equity Offering Program
Bankruptcy Code	Title 11 of the U.S. Code
Bankruptcy Court	U.S. Bankruptcy Court for the Northern District of California
CAFD
Cash Available for Distribution is Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, adjustments to reflect CAFD generated by unconsolidated investments that are not able to distribute project dividends due to the PG&E Bankruptcy, cash receipts from notes receivable, cash distributions from noncontrolling interests, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, Walnut Creek investment payments, and changes in prepaid and accrued capacity payments

Carlsbad Project	A 527 MW natural gas fired project in Carlsbad, CA
CDFW	California Department of Fish and Wildlife
CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreements	Master Services Agreements entered into as of August 31, 2018 between the Company, Clearway Energy LLC and Clearway Energy Operating LLC, and CEG
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
Clearway Energy LLC
The holding company through which the projects are owned by Clearway Energy Group LLC, the holder of Class B and Class D units of the Company, and Clearway Energy, Inc., the holder of the Class A and Class C units

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

MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
Net Exposure	Counterparty credit exposure to Clearway Energy, Inc. net of collateral
NOLs	Net Operating Losses
NPPD	Nebraska Public Power District
NRG	NRG Energy, Inc.
NRG ROFO Agreement	Third Amended and Restated Right of First Offer Agreement, entered into as of August 31, 2018, by and between NRG Energy, Inc. and the Company
NRG TSA	Transition Services Agreement, dated as of August 31, 2018, by and between NRG and the Company
OCI/OCL	Other comprehensive income/loss
O&M	Operation and Maintenance
PG&E	Pacific Gas and Electric Company

PG&E Bankruptcy	On January 29, 2019, PG&E Corporation and Pacific Gas and Electric Company filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court
PPA	Power Purchase Agreement
RENOM	Clearway Renewable Operation & Maintenance LLC
ROFO	Right of First Offer
RPV Holdco	RPV Holdco 1 LLC
RTO	Regional Transmission Organization
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2024 Senior Notes and the 2026 Senior Notes
SPP	Solar Power Partners
Tax Act	Tax Cuts and Jobs Act of 2017
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

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Operating Revenues
Total operating revenues	$284	$307	$501	$532
Operating Costs and Expenses
Cost of operations	79	74	163	163
Depreciation and amortization	89	82	173	163
Impairment losses	19	—	19	—
General and administrative	7	6	13	11
Transaction and integration costs	1	1	2	2
Development costs	2	—	3	—
Total operating costs and expenses	197	163	373	339
Operating Income	87	144	128	193
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	11	29	14	33
Other income, net	1	1	4	2
Loss on debt extinguishment	(1)	—	(1)	—
Interest expense	(130)	(71)	(231)	(126)
Total other expense, net	(119)	(41)	(214)	(91)
(Loss) Income Before Income Taxes	(32)	103	(86)	102
Income tax expense (benefit)	4	7	(3)	6
Net (Loss) Income	(36)	96	(83)	96
Less: Pre-acquisition net income of Drop Down Assets	—	—	—	4
Net (Loss) Income Excluding Pre-acquisition Net Income of Drop Down Assets	(36)	96	(83)	92
Less: (Loss) Income attributable to noncontrolling interests	(12)	17	(39)	(3)
Net (Loss) Income Attributable to Clearway Energy, Inc.	$(24)	$79	$(44)	$95
(Losses) Earnings Per Share Attributable to Clearway Energy, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic	35	35	35	35
Weighted average number of Class A common shares outstanding - diluted	35	49	35	49
Weighted average number of Class C common shares outstanding - basic	73	67	73	66
Weighted average number of Class C common shares outstanding - diluted	73	78	73	77
(Losses) Earnings per Weighted Average Class A and Class C Common Share - Basic	$(0.22)	$0.77	$(0.41)	$0.94
(Losses) Earnings per Weighted Average Class A Common Share - Diluted	(0.22)	0.61	(0.41)	0.80
(Losses) Earnings per Weighted Average Class C Common Share - Diluted	(0.22)	0.70	(0.41)	0.89
Dividends Per Class A Common Share	0.20	0.309	$0.40	$0.607
Dividends Per Class C Common Share	$0.20	$0.309	$0.40	$0.607

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2019	2018	2019	2018
Net (Loss) Income	$(36)	$96	$(83)	$96
Other Comprehensive (Loss) Gain
Unrealized gain on derivatives, net of income tax benefit of $0, $0, $0 and ($3)	5	7	3	24
Other comprehensive gain	5	7	3	24
Comprehensive (Loss) Income	(31)	103	(80)	120
Less: Pre-acquisition net income of Drop Down Assets	—	—	—	4
Less: Comprehensive (loss) income attributable to noncontrolling interests	(10)	21	(38)	10
Comprehensive (Loss) Income Attributable to Clearway Energy, Inc.	$(21)	$82	$(42)	$106

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except shares)	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$93	$407
Restricted cash	203	176
Accounts receivable — trade	126	104
Accounts receivable — affiliate	1	—
Inventory	49	40
Prepayments and other current assets	26	29
Total current assets	498	756
Property, plant and equipment, net	5,602	5,245
Other Assets
Equity investments in affiliates	1,165	1,172
Intangible assets, net	1,121	1,156
Derivative instruments	—	8
Deferred income taxes	62	57
Right of use assets, net	183	—
Other non-current assets	100	106
Total other assets	2,631	2,499
Total Assets	$8,731	$8,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	1,914	535
Accounts payable — trade	62	45
Accounts payable — affiliate	53	19
Derivative instruments	13	4
Accrued interest expense	43	44
Accrued expenses and other current liabilities	42	57
Total current liabilities	2,127	704
Other Liabilities
Long-term debt	4,192	5,447
Derivative instruments	66	17
Long-term lease liabilities	186	—
Other non-current liabilities	106	108
Total non-current liabilities	4,550	5,572
Total Liabilities	6,677	6,276
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued		—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 193,402,886 shares issued and outstanding (Class A 34,599,645, Class B 42,738,750, Class C 73,325,741, Class D 42,738,750) at June 30, 2019 and 193,251,396 shares issued and outstanding (Class A 34,586,250, Class B 42,738,750, Class C 73,187,646, Class D 42,738,750) at December 31, 2018	1	1
Additional paid-in capital	1,852	1,897
Accumulated deficit	(105)	(58)
Accumulated other comprehensive loss	(16)	(18)
Noncontrolling interest	322	402
Total Stockholders' Equity	2,054	2,224
Total Liabilities and Stockholders' Equity	$8,731	$8,500

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2019	2018
	(In millions)
Cash Flows from Operating Activities
Net (loss) income	$(83)	$96
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(14)	(33)
Distributions from unconsolidated affiliates	22	32
Depreciation and amortization	173	163
Right of use asset amortization	3	—
Amortization of financing costs and debt discounts	7	13
Amortization of intangibles and out-of-market contracts	35	35
Adjustment for debt extinguishment	1	—
Impairment losses	19	—
Changes in deferred income taxes	(3)	6
Changes in derivative instruments	70	(32)
Loss (gain) on disposal of asset components	7	(1)
Changes in prepaid and accrued liabilities for tolling agreements	(60)	(62)
Changes in other working capital	(27)	(36)
Net Cash Provided by Operating Activities	150	181
Cash Flows from Investing Activities
Acquisitions	(100)	(11)
Partnership interests acquisition	(6)	—
Acquisition of the Drop Down Assets	—	(126)
Buyout of Wind TE Holdco non-controlling interest	(19)	—
Capital expenditures	(96)	(45)
Cash receipts from notes receivable	—	7
Return of investment from unconsolidated affiliates	17	18
Investments in unconsolidated affiliates	(9)	(16)
Other	2	7
Net Cash Used in Investing Activities	(211)	(166)
Cash Flows from Financing Activities
Net distributions from noncontrolling interests	(11)	94
Net proceeds from the issuance of common stock under the ATM	—	75
Payments of dividends and distributions	(77)	(113)
Payments of debt issuance costs	(15)	(5)
Proceeds from the revolving credit facility	22	35
Payments for the revolving credit facility	(22)	(90)
Proceeds from the issuance of long-term debt	493	227
Payments for long-term debt	(616)	(285)
Net Cash Used in Financing Activities	(226)	(62)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(287)	(47)
Cash, Cash Equivalents and Restricted Cash at beginning of period	583	316
Cash, Cash Equivalents and Restricted Cash at end of period	$296	$269

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2019
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
Balances at December 31, 2018	$—	$1	$1,897	$(58)	$(18)	$402	$2,224
Net loss	—	—	—	(20)	—	(27)	(47)
Unrealized loss on derivatives, net of tax	—	—	—	—	(1)	(1)	(2)
Buyout of Wind TE Holdco non-controlling interest	—	—	(5)	—	—	(14)	(19)
Capital contributions from tax equity investors, net of distributions, cash	—	—	—	—	—	19	19
Contributions from CEG for Oahu Partnership, non-cash	—	—	—	—	—	12	12
Cumulative effect from change in accounting principle	—	—	—	(2)	—	(1)	(3)
Common stock dividends and distributions	—	—	(22)	—	—	(17)	(39)
Balances at March 31, 2019	$—	$1	$1,870	$(80)	$(19)	$373	$2,145
Net loss	—	—	—	(24)	—	(12)	(36)
Unrealized loss on derivatives, net of tax	—	—	—	—	3	2	5
Distributions from non-controlling interests, net of capital contributions, cash	—	—	—	—	—	(30)	(30)
Contributions from CEG for Kawailoa, Repowering Partnerships, non-cash	—	—	—	—	—	6	6
Stock-based compensation	—	—	1	(1)	—	—	—
Non-cash adjustment for change in tax basis of assets	—	—	2	—	—	—	2
Common stock dividends and distributions	—	—	(21)	—	—	(17)	(38)
Balances at June 30, 2019		$1	$1,852	$(105)	$(16)	$322	$2,054

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2018
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
Balances at December 31, 2017	$—	$1	$1,843	$(69)	$(28)	$412	$2,159
Net income (loss)	—	—	—	16	—	(20)	(4)
Pre-acquisition net income of Buckthorn Solar Drop Down Asset	—	—	—	—	—	4	4
Unrealized gain on derivatives, net of tax	—	—	—	—	8	9	17
Payment for the Buckthorn Solar Drop Down Asset	—	—	—	—	—	(42)	(42)
Capital contributions from tax equity investors, net of distributions, cash	—	—	—	—	—	30	30
Distributions and return of capital to NRG, net of contributions, cash	—	—	—	—	—	4	4
Proceeds from the issuance of Class C common stock	—	—	10	—	—	—	10
Non-cash adjustment for change in tax basis of property, plant and equipment	—	—	3	—	—	—	3
Common stock dividends and distributions	—	—	(29)	—	—	(26)	(55)
Balances at March 31, 2018	$—	$1	$1,827	$(53)	$(20)	$371	$2,126
Net income (loss)	—	—	—	79	—	17	96
Pre-acquisition net income of Buckthorn Solar Drop Down Asset	—	—	—	—	—	—	—
Unrealized gain on derivatives, net of tax	—	—	—	—	3	4	7
Capital contributions from tax equity investors, net of distributions, cash	—	—	—	—	—	79	79
Distributions and return of capital to NRG, net of contributions, cash	—	—	—	—	—	(15)	(15)
Distributions and return of capital to NRG, net of contributions, non-cash	—	—	—	—	—	—	—
Stock-based compensation	—	—	1	—	—	—	1
Proceeds from the issuance of Class C common stock	—	—	65	—	—	—	65
Non-cash adjustment for change in tax basis of property, plant and equipment	—	—	(2)	—	—	2	—
Equity component of tendered 2020 Convertible Notes and 2019 Convertible Notes	—	—	—	—	—	—	—
Common stock dividends and distributions	—	—	(32)	—	—	(26)	(58)
Balances at June 30, 2018	$—	$1	$1,859	$26	$(17)	$419	$2,288

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

The following table represents the structure of the Company as of June 30, 2019:

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
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of June 30, 2019, and the results of operations, comprehensive income (loss) and cash flows for the six months ended June 30, 2019 and 2018.
PG&E Bankruptcy
On January 29, 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California. Certain subsidiaries of the Company, which hold interests in 6 solar facilities totaling 480 MW and Marsh Landing with capacity of 720 MW, sell the output of their facilities to PG&E under long-term PPAs. The Company consolidates three of the solar facilities and Marsh Landing and records its interest in the other solar facilities as equity method investments. As of June 30, 2019, the Company had $1.4 billion of property, plant and equipment, net, $357 million investments in unconsolidated affiliates and $1.3 billion of borrowings with final maturity dates ranging from 2023 - 2038 related to these facilities. The related subsidiaries of the Company are parties to financing agreements consisting of non-recourse project-level debt and, in certain cases, non-recourse holding company debt. The PG&E Bankruptcy triggered defaults under the PPAs with PG&E and such related project-level financing agreements. As a result, the Company recorded $1.3 billion of principal, net of the related unamortized debt issuance costs, as short-term debt as of June 30, 2019. As of August 5, 2019, the Company's contracts with PG&E have operated in the normal course and the Company currently expects these contracts to continue as such. As of August 5, 2019, the Company has entered into forbearance agreements for certain project-level financing arrangements, and continues to seek forbearance agreements for its other project-level financing arrangements affected by the PG&E Bankruptcy. For further discussion see Note 7, Long-term Debt.
Transition Services Agreement
As a result of the GIP Transaction, the Company entered into a Transition Services Agreement with NRG, or the NRG TSA, pursuant to which NRG or certain of its affiliates began providing certain services to the Company following the consummation of the GIP Transaction on August 31, 2018, in exchange for the payment of a fee in respect of such services. A material portion of these processes terminated during the second quarter of 2019 and such services were subsequently provided by both the Company and by CEG pursuant to the CEG Master Services Agreements. During the second quarter of 2019, the Company exercised its option to extend the term of the NRG TSA through April 30, 2020 for the remaining services, some of which will be billed at an hourly rate as agreed between the parties. Expenses related to the NRG TSA are recorded in transaction and integration costs in the consolidated statements of operations.

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
Cash and Cash Equivalents, and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at project subsidiaries was $86 million and $109 million as of June 30, 2019 and December 31, 2018, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	June 30,	December 31,
	2019	2018
	(in millions)
Cash and cash equivalents	$93	$407
Restricted cash	203	176
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$296	$583

Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company's projects that are restricted in their use. As of June 30, 2019, these restricted funds were comprised of $60 million designated to fund operating expenses, approximately $45 million designated for current debt service payments, and $42 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $56 million is held in distributions reserve accounts, of which $36 million related to subsidiaries affected by the PG&E Bankruptcy as discussed in Note 1, Nature of Business, and may not be distributed during the pendency of the bankruptcy.
Accumulated Depreciation, Accumulated Amortization
The following table presents the accumulated depreciation included in the property, plant and equipment, net, and accumulated amortization included in intangible assets, net, respectively, as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$1,731	$1,590
Intangible Assets Accumulated Amortization	343	308

Dividends to Class A and Class C common stockholders
The following table lists the dividends paid on the Company's Class A common stock and Class C common stock during the six months ended June 30, 2019:

	Second Quarter 2019	First Quarter 2019
Dividends per Class A share	$0.20	$0.20
Dividends per Class C share	$0.20	$0.20

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
On August 1, 2019, the Company declared quarterly dividends on its Class A common stock and Class C common stock of $0.20 per share payable on September 17, 2019, to stockholders of record as of September 3, 2019.
Noncontrolling Interests
Clearway Energy LLC Distributions to CEG
The following table lists distributions paid to CEG during the period ended June 30, 2019 on Clearway Energy LLC's Class B and D units:

	Second Quarter 2019	First Quarter 2019
Distributions per Class B Unit	$0.20	$0.20
Distributions per Class D Unit	$0.20	$0.20

On August 1, 2019, Clearway Energy LLC declared a distribution on its Class B and Class D units of $0.20 per unit payable on September 17, 2019 to unit holders of record as of September 3, 2019.
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
Thermal Revenues
Steam and chilled water revenue is recognized as the Company transfers the product to the customer, based on customer usage as determined by meter readings taken at month-end. Some locations read customer meters throughout the month and recognize estimated revenue for the period between meter read date and month-end. For thermal contracts, the Company’s performance obligation to deliver steam and chilled water is satisfied over time and revenue is recognized based on the invoiced amount. The Thermal Business subsidiaries collect and remit state and local taxes associated with sales to their customers, as required by governmental authorities. These taxes are presented on a net basis in the income statement.

As contracts for steam and chilled water are long-term contracts, the Company has performance obligations under these contracts that have not yet been satisfied. These performance obligations have transaction prices that are both fixed and variable, and which vary based on the contract duration, customer type, inception date and other contract-specific factors. For the fixed price contracts, the Company cannot accurately estimate the amount of its unsatisfied performance obligations as it will vary based on customer usage, which will depend on factors such as weather and customer activity.
Power Purchase Agreements
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
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers along with the reportable segment for each category for the three and six months ended June 30, 2019:

	Three months ended June 30, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$1	$166	$2	$169
Capacity revenue(a)	85	—	38	123
Contract amortization	(2)	(15)	—	(17)
Other revenue	—	2	7	9
Total operating revenue	84	153	47	284
Less: Lease revenue	(86)	(157)	(1)	(244)
Less: Contract amortization	2	15	—	17
Total revenue from contracts with customers	$—	$11	$46	$57

(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$1	$157	$1	$159
Capacity revenue	85	—	—	85
	$86	$157	$1	$244

	Six months ended June 30, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$2	$274	$3	$279
Capacity revenue(a)	164	—	82	246
Contract amortization	(3)	(30)	(1)	(34)
Mark-to-market for economic hedging activities	—	(7)	—	(7)
Other revenue	—	4	13	17
Total operating revenue	163	241	97	501
Less: Mark-to-market for economic hedging activities	—	7	—	7
Less: Lease revenue	(166)	(256)	(1)	(423)
Less: Contract amortization	3	30	1	34
Total revenue from contracts with customers	$—	$22	$97	$119

(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$2	$256	$1	$259
Capacity revenue	164	—	—	164
Total	$166	$256	$1	$423

The following tables represent the Company’s disaggregation of revenue from contracts with customers along with the reportable segment for each category for the three and six months ended June 30, 2018:

	Three months ended June 30, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$2	$188	$1	$191
Capacity revenue(a)	85	—	38	123
Contract amortization	(2)	(16)	—	(18)
Other revenue	—	5	6	11
Total operating revenue	85	177	45	307
Less: Lease revenue	(86)	(181)	(1)	(268)
Less: Contract amortization	2	16	—	18
Total revenue from contracts with customers	$1	$12	$44	$57

(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 840:

	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$1	$181	$1	$183
Capacity revenue	85	—	—	85
	$86	$181	$1	$268

	Six months ended June 30, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$3	$300	$2	$305
Capacity revenue(a)	164	—	80	244
Contract amortization	(3)	(31)	(1)	(35)
Other revenue	—	6	12	18
Total operating revenue	164	275	93	532
Less: Lease revenue	(167)	(280)	(1)	(448)
Less: Contract amortization	3	31	1	35
Total revenue from contracts with customers	$—	$26	$93	$119

(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 840:

	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$3	$280	$1	$284
Capacity revenue	164	—	—	164
	$167	$280	$1	$448

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
Contract Balances
The following table reflects the contract assets and liabilities included on the Company’s balance sheet as of June 30, 2019:

(In millions)	June 30, 2019
Accounts receivable, net - Contracts with customers	$37
Accounts receivable, net - Leases	94
Total accounts receivable, net (a)	$131

(a) Total accounts receivable, net, excludes $5 million generated at projects affected by PG&E Bankruptcy, which were reclassified to non-current assets as of June 30, 2019.
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

Note 3 — Business Acquisitions
2019 Acquisitions
Duquesne University District Energy System Acquisition — On May 1, 2019, the Company, through its indirect subsidiary ECP Uptown Campus LLC, acquired the Duquesne University district energy system, totaling 87 combined MWt, located in Pittsburgh, PA. As part of the acquisition, Duquesne University entered into a 40-year Energy Services Agreement through which ECP Uptown Campus LLC will fulfill the university's electricity, chilled water and steam requirements in exchange for monthly capacity payments. The transaction is reflected in the Company's Thermal segment.
The total investment for the project is approximately $107 million. This includes $100 million related to the purchase of district energy assets, which was funded through a combination of issuance of non-recourse debt in the amount of $95 million, as further discussed in Note 7—Long-term Debt, as well as cash on hand.
The acquisition was determined to be as an asset acquisition under ASC 805, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the acquisition date.
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
Repowering Partnership — On August 30, 2018, Wind TE Holdco, an indirect subsidiary of the Company, formed a partnership with Clearway Renew LLC, an indirect subsidiary of CEG, in order to facilitate the repowering of wind facilities of two of its indirect subsidiaries, Elbow Creek Wind Project LLC, or Elbow Creek and Wildorado Wind LLC, or Wildorado Wind. Wind TE Holdco contributed its interests in the two facilities and Clearway Renew LLC contributed a turbine supply agreement, including title to certain components that qualify for production tax credits. Wind TE Holdco is the managing member of the partnership and consolidates the entity, which is a VIE. Clearway Renew LLC is entitled to allocations of 21% of income, which is reflected in Wind TE Holdco’s noncontrolling interests.
On June 14, 2019, Repowering Partnership LLC was replaced with Repowering Partnership II LLC as the owner of the Elbow Creek and Wildorado Wind projects, as well as Repowering Partnership Holdco LLC, which concurrently entered into a financing agreement for construction debt of $219 million, as further described in Note 7, Long-term Debt. In connection with the completion of the financing, and after taking into account the higher cash flow from the reduction in debt service in 2019 resulting from the partial repayment of the Viento financing, the Company committed to invest an estimated $111 million in net corporate capital to fund the repowering of the wind facilities, subject to closing adjustments.
Kawailoa Partnership — On August 31, 2018, the Company entered into an agreement with Clearway Renew LLC, a subsidiary of CEG, to acquire the Class A membership interests in the Kawailoa Solar Partnership LLC, or Kawailoa Partnership, for $9 million in cash consideration. The purpose of the partnership is to own, finance, operate, and maintain the Kawailoa Solar project, a 49 MW utility-scale solar generation project, an indirect subsidiary of the Kawailoa Partnership, which is being developed in Oahu, Hawaii. The Kawailoa Solar project is contracted to sell power under long-term PPAs with Hawaiian Electric Company upon reaching COD. The Kawailoa Solar project is 51% owned by the Kawailoa Partnership, with the remaining 49% owned by a third-party investor. The Kawailoa Partnership consolidates the Kawailoa Solar project through its controlling majority interest.
On May 7, 2019, the Company made an initial capital contribution of $2 million, which represents 20% of its total anticipated capital contributions. The Company assumed non-recourse debt of $120 million, as further described in Note 7, Long-term Debt and non-controlling interests attributable to third parties in the amount of $21 million. The Company recorded a $7 million payable due to Clearway Renew LLC in accounts payable — affiliate on the Company's consolidated balance sheets as of June 30, 2019, which represents the remaining 80% of the equity commitment and will be funded on the date the Kawailoa Solar project reaches substantial completion. The Company, as a Class A member, is the primary beneficiary through its position as managing member and consolidates Kawailoa Partnership. Allocations of income and taxable items are equal to the distributions of available cash, which is currently 95% to the Company and 5% to Clearway Renew LLC.
The Company's acquisition of the Class A membership interests in the Kawailoa Partnership was accounted for as a transfer of assets under common control and was recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid and payable recorded and the historical value of the assets was recorded as a distribution to CEG and decreased the balance of its noncontrolling interest.
Oahu Partnership — On August 31, 2018, the Company entered into an agreement with Clearway Renew LLC, a subsidiary of CEG, to acquire the Class A membership interests in the Zephyr Oahu Partnership LLC, or Oahu Partnership, for $20 million in cash consideration. The purpose of the partnership is to own, finance, operate, and maintain the Oahu Solar projects, which consist of Lanikuhana and Waipio, utility-scale solar generation projects which represent 15 MW and 46 MW respectively, the indirect subsidiaries of the Oahu Partnership, which are being developed in Oahu, Hawaii. The Oahu Solar projects are contracted to sell power under long-term PPAs with Hawaiian Electric Company, Inc.

On March 8, 2019, the Company made an initial capital contribution of $4 million, which represents 20% of its total anticipated capital contributions. The Company also assumed non-recourse debt of $143 million, as further described in Note 7, Long-term Debt and $18 million of non-controlling interest attributable to a tax equity investor's initial contribution. The Company recorded a payable in the amount of $16 million due to Clearway Renew LLC in accounts payable — affiliate on the Company's consolidated balance sheets as of June 30, 2019. The payable represents the remaining 80% of the equity commitment and will be funded on the date the Oahu Solar LLC projects reach substantial completion. The Company, as a Class A member, is the primary beneficiary through its position as managing member and consolidates Oahu Partnership. Allocations of income and taxable items are equal to the distributions of available cash, which is currently 95% to the Company and 5% to Clearway Renew LLC.
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
Summarized financial information for the Company's consolidated VIEs consisted of the following as of June 30, 2019:

(In millions)	Oahu Solar Partnership	Kawailoa Partnership	Alta Wind TE Holdco	Spring Canyon	Buckthorn Renewables, LLC	Repowering Partnership LLC
Other current and non-current assets	$35	$35	$69	$3	$11	$23
Property, plant and equipment	189	145	393	88	219	266
Intangible assets	—	—	243	—	—	1
Total assets	224	180	705	91	230	290
Current and non-current liabilities	181	161	47	6	137	28
Total liabilities	181	161	47	6	137	28
Noncontrolling interest	19	19	59	38	55	7
Net assets less noncontrolling interests	$24	$—	$599	$47	$38	$255

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

The Company's maximum exposure to loss as of June 30, 2019, is limited to its equity investment in the unconsolidated entities, as further summarized in the table below:

(In millions)	Maximum exposure to loss
Four Brothers Solar, LLC	$187
GenConn Energy LLC	96
DGPV Holdco 3 LLC	140
DGPV Holdco 1 LLC	83
Granite Mountain Holdings, LLC	67
DGPV Holdco 2 LLC	62
Iron Springs Holdings, LLC	49
RPV Holdco 1 LLC	22

DGPV Holdco 1 LLC — The Company invested $2 million of cash during the six months ended June 30, 2019 into DGPV Holdco 1 LLC. The Company owns approximately 52 MW of distributed solar capacity, based on cash to be distributed, with a weighted average remaining contract life of approximately 17 years as of June 30, 2019.
DGPV Holdco 3 LLC — The Company invested $8 million of cash during the six months ended June 30, 2019 into DGPV Holdco 3 LLC and recorded $19 million due to CEG in accounts payable — affiliate as of June 30, 2019 to be funded in tranches as the project milestones are completed. The Company owns approximately 59 MW of distributed solar capacity, based on cash to be distributed, with a weighted average remaining contract life of approximately 21 years as of June 30, 2019.

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

The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of June 30, 2019		As of December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In millions)
Liabilities:
Long-term debt, including current portion (a)	$6,183	$6,121	$6,043	$5,943

(a) Excludes net debt issuance costs, which are recorded as a reduction to long-term debt on the Company's consolidated balance sheets.
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of non-publicly traded long-term debt of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019		As of December 31, 2018
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$1,507	$4,614	$1,620	$4,323

Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2019			As of December 31, 2018
	Fair Value (a)			Fair Value (a)
(In millions)	Level 2	Level 3	Total	Level 2
Derivative assets:
Interest rate contracts	$—	$—	$—	$11
Total assets	—	—	—	11
Derivative liabilities:
Commodity contracts	1	7	8	—
Interest rate contracts	71	—	71	21
Total liabilities	$72	$7	$79	$21

(a) There were no derivative assets or liabilities classified as Level 1 as of June 30, 2019, and no derivative assets or liabilities classified as Level 1 or Level 3 as of December 31, 2018.
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the condensed consolidated financial statements using significant unobservable inputs:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)		Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(7)	$—	$—	$—
Purchases	—	—	(7)	—
Ending balance	$(7)	$—	$(7)	$—

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2019.
Derivative Fair Value Measurements
The Company's contracts are non-exchange-traded and valued using prices provided by external sources. For some of the Company’s energy contracts, management receives quotes from multiple sources. To the extent that multiple quotes are received, the prices reflect the average of the bid-ask mid-point prices obtained from all sources believed to provide the most liquid market for the commodity. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of the observable market data with similar characteristics. As of June 30, 2019, contracts valued with prices provided by models and other valuation techniques make up 10% of derivative liabilities.
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
The following tables quantify the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of June 30, 2019:

	June 30, 2019
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
(In millions)
Power Contracts	$—	$7	Discounted Cash Flow	Forward Market Price (per MWh)	7	31	12
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of June 30, 2019:

Significant Observable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)

The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the net exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of June 30, 2019, the non-performance reserve was $7 million gain recorded primarily in interest expense in the consolidated statements of operations. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
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
Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including solar and other PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. The majority of these power contracts are with utilities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations or adverse financial conditions, which the Company is unable to predict.
On January 29, 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Certain subsidiaries of the Company sell the output of their facilities to PG&E under long-term PPAs, including interests in 6 solar facilities totaling 480 MW and Marsh Landing with a capacity of 720 MW. The Company consolidates three of the solar facilities and Marsh Landing and records its interest in the other solar facilities as equity method investments. The Company had $22 million in accounts receivable due from PG&E for its consolidated projects, of which $5 million was recorded to non-current assets as of June 30, 2019. As of August 5, 2019, the Company's contracts with PG&E have operated in the normal course and the Company currently expects these contracts to continue as such. The Company has entered into forbearance agreements for certain project-level financing arrangements as of August 5, 2019, and continues seeking similar forbearance agreements with lenders for the remaining project-level financing arrangements affected by the PG&E Bankruptcy. For further discussion see Note 7, Long-term Debt.

Note 6 — Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Note 7, Accounting for Derivative Instruments and Hedging Activities, to the consolidated financial statements included in the Company's 2018 Form 10-K.
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. As of June 30, 2019, the Company had interest rate derivative instruments on non-recourse debt extending through 2041, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.

Energy-Related Commodities
As of June 30, 2019, the Company had energy-related derivative instruments extending through 2029. At June 30, 2019, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy of the Company's open derivative transactions broken out by type:

		Total Volume
		June 30, 2019	December 31, 2018
Commodity	Units	(In millions)
Power	MWh	(2)	—
Natural Gas	MMBtu	3	1
Interest	Dollars	$1,773	$1,862

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets (a)		Derivative Liabilities
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$2	$2	$1
Interest rate contracts long-term	—	3	12	6
Total Derivatives Designated as Cash Flow Hedges	—	5	14	7
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	—	1	10	3
Interest rate contracts long-term	—	5	47	11
Commodity contracts current	—	—	1	—
Commodity contracts long-term	—	—	7	—
Total Derivatives Not Designated as Cash Flow Hedges	—	6	65	14
Total Derivatives	$—	$11	$79	$21

(a) Derivative Assets balances classified as current are included within the prepayments and other current assets line item of the consolidated balance sheets as of December 31, 2018.

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of June 30, 2019 and December 31, 2018, there was no outstanding collateral paid or received. The following tables summarize the offsetting of derivatives by the counterparty master agreement level as of June 30, 2019 and December 31, 2018:

As of June 30, 2019	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative assets	$—	$—	$—
Derivative liabilities	(8)	—	(8)
Total commodity contracts	$(8)	$—	$(8)
Interest rate contracts:
Derivative assets	—	—	—
Derivative liabilities	(71)	—	(71)
Total interest rate contracts	(71)	—	(71)
Total derivative instruments	$(79)	$—	$(79)

As of December 31, 2018	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Interest rate contracts:	(In millions)
Derivative assets	$11	$(1)	$10
Derivative liabilities	(21)	1	(20)
Total interest rate contracts	(10)	—	(10)
Total derivative instruments	$(10)	$—	$(10)

Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions)
Accumulated OCL beginning balance	$(40)	$(43)	$(38)	$(60)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	14	2	17	6
Mark-to-market of cash flow hedge accounting contracts	(9)	5	(14)	18
Accumulated OCL ending balance, net of income tax benefit of $6 and $6, respectively	(35)	(36)	(35)	(36)
Accumulated OCL attributable to noncontrolling interests	$(19)	$(19)	$(19)	$(19)
Accumulated OCL attributable to Clearway Energy, Inc.	$(16)	$(17)	$(16)	$(17)
Losses expected to be realized from OCL during the next 12 months, net of income tax benefit of $0	$(9)		$(9)

Impact of Derivative Instruments on the Statements of Operations
Gains and losses related to the Company's derivatives are recorded in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Interest Rate Contracts (Interest Expense)	$(36)	$7	$(54)	$31

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
During the six months ended June 30, 2019, Elbow Creek entered into a new long-term power hedge, and the impact to the consolidated statements of operations was a $7 million loss for the period recorded in total operating revenues in the Company's consolidated statements of operations.
See Note 5, Fair Value of Financial Instruments, for a discussion regarding concentration of credit risk.

Note 7 — Long-term Debt
This footnote should be read in conjunction with the complete description under Note 10, Long-term Debt, to the consolidated financial statements included in the Company's 2018 Form 10-K. Long-term debt consisted of the following:

	June 30, 2019	December 31, 2018	June 30, 2019, interest rate % (a)	Letters of Credit Outstanding at June 30, 2019
	(In millions, except rates)
2019 Convertible Notes	$—	$220	3.500
2020 Convertible Notes	45	45	3.250
2024 Senior Notes	500	500	5.375
2025 Senior Notes	600	600	5.750
2026 Senior Notes	350	350	5.000
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2023 (b)	—	—	L+1.75	45
Project-level debt:
Agua Caliente Borrower 2, due 2038 (c)	38	39	5.430	17
Alpine, due 2022 (c)	125	127	L+1.750	16
Alta Wind I - V lease financing arrangements, due 2034 and 2035	859	886	5.696 - 7.015	29
Buckthorn Solar, due 2025	131	132	L+1.750	26
CVSR, due 2037 (c)	704	720	2.339 - 3.775	—
CVSR Holdco Notes, due 2037 (c)	182	188	4.680	13
Duquesne, due 2059	95	—	4.620
El Segundo Energy Center, due 2023	320	352	L+1.75 - L+2.375	138
Energy Center Minneapolis Series D, E, F, G, H Notes, due 2025-2037	328	328	various	—
Laredo Ridge, due 2028	86	89	L+2.125	10
Kansas South, due 2030 (c)	25	26	L+2.00	2
Kawailoa Solar Holdings LLC, due 2026	128	—	L+1.375	4
Marsh Landing, due 2023 (c)	249	263	L+2.125	46
Oahu Solar Holdings LLC, due 2026	150	—	L+1.375	10
Repowering Partnership Holdco LLC, due 2020	219	—	L+.85	29
South Trent Wind, due 2028	44	50	L+1.350	12
Tapestry, due 2031 (e)	161	151	L+1.375	24
Utah Solar Portfolio, due 2022	260	267	L+2.625	13
Viento, due 2023	42	146	L+2.00	14
Walnut Creek, due 2023	209	222	L+1.75	93
Other	334	343	various	24
Subtotal project-level debt:	4,689	4,329
Total debt	6,184	6,044
Less current maturities	(1,914)	(535)
Less net debt issuance costs	(77)	(61)
Less discounts (d)	(1)	(1)
Total long-term debt	$4,192	$5,447

(a) As of June 30, 2019, L+ equals 3 month LIBOR plus x%, except for Viento, due 2023 and Kansas South, due 2030 where L+ equals 6 month LIBOR plus 2.00% and Utah Solar Portfolio, Kawailoa Solar Holdings LLC. Oahu Solar Holdings LLC, Repowering Partnership Holdco LLC where L+ equals 1 month LIBOR plus 2.625%.
(b) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement.
(c) Entities affected by PG&E bankruptcy, see further discussion below.
(d) Discounts relate to the 2020 Convertible Notes.
(e) Letters of credit outstanding as of June 30, 2019, include $6 million of letters of credit pending cancellation due to the recent Tapestry refinancing.

The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of June 30, 2019, the Company was in compliance with all of the required covenants, other than any covenants impacted by the PG&E Bankruptcy, as discussed below. The discussion below describes material changes to or additions of long-term debt for the six months ended June 30, 2019.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
As of June 30, 2019, there were no outstanding borrowings under the revolving credit facility and the Company had $45 million of letters of credit outstanding.
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
Project - level Debt
PG&E Bankruptcy
As discussed in Note 1, Nature of Business, on January 29, 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California. Certain subsidiaries of the Company listed in the table above are parties to financing agreements consisting of non-recourse project-level debt and, in certain cases, non-recourse holding company debt. The PG&E bankruptcy filing has triggered defaults under the PPAs with PG&E and such related project-level financing agreements. As a result, the Company recorded approximately $1.3 billion of principal, net of the related unamortized debt issuance costs, with final maturity dates ranging from 2023 - 2038, as short-term debt as of June 30, 2019. In addition, distributions from these projects to Clearway Operating LLC are prohibited under the related debt agreements. As of August 5, 2019, the Company has entered into forbearance agreements for certain project-level financing arrangements, and continues to seek forbearance agreements for its other project-level financing arrangements affected by the PG&E Bankruptcy.
Repowering Partnership Holdco LLC

On June 14, 2019, as part of the Repowering Partnership, Repowering Partnership Holdco LLC entered into a financing agreement for non-recourse debt of $219 million related to the construction for the repowering activities at Wildorado and Elbow Creek. The debt consists of a construction loan at an interest rate of LIBOR plus 0.85% that matures on March 31, 2020. The construction loan is expected be paid at final completion with proceeds from the tax equity investor. Interest on the construction loan is payable monthly in arrears. The proceeds of the debt were utilized to repay $109 million of the outstanding balance, including accrued interest, under the Viento financing agreement, to reimburse Clearway Renew LLC for previous contributions into the Repowering Partnership and pay construction invoices.

Duquesne University
On May 1, 2019, as part of the Duquesne University district energy system acquisition, ECP Uptown Campus LLC issued non-recourse debt of $95 million, excluding financing fees. The debt consists of senior notes at an interest rate of 4.62% that mature on May 1, 2059. Interest on the notes are payable semi-annually in arrears. The proceeds of the debt, along with cash on hand, were utilized to fund the purchase price of the acquisition.

Oahu Solar Holdings LLC
Due to the Company consolidating the Oahu Partnership, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities, the Company assumed non-recourse debt of $143 million related to Oahu Solar Holdings, LLC. The debt consists of a construction loan and an ITC bridge loan, both at an interest rate of LIBOR plus 1.375%. The construction loan will convert to a term loan at COD with an expected maturity of October 2026, and the ITC bridge loan will be paid at term conversion with the final proceeds from the tax equity investor. Interest on the construction loan and ITC bridge loan is payable monthly in arrears and will convert to quarterly payments once the construction loan converts to a term loan.

Kawailoa Solar Holdings LLC
Due to the Company consolidating the Kawailoa Partnership, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities, the Company assumed non-recourse debt of $120 million related to Kawailoa Solar Holdings, LLC. The debt consists of a construction loan and an ITC bridge loan, both at an interest rate of LIBOR plus 1.375%. The construction loan will convert to a term loan at COD with an expected maturity of October 2026, and the ITC bridge loan will be paid at term conversion with the final proceeds from the tax equity investor. Interest on the construction loan and ITC bridge loan is payable monthly in arrears and will convert to quarterly payments once the construction loan converts to a term loan.
South Trent Refinancing
On June 14, 2019, the Company, through South Trent Wind LLC, refinanced $49 million of non-recourse debt due 2020 at interest rate of LIBOR plus 1.625% by issuing $46 million of new non-recourse financing due 2028 at an interest rate of LIBOR plus 1.350%. As a result of this refinancing, the Company will achieve debt service savings for each year through the remaining life of the debt.
Tapestry Refinancing
On April 29, 2019, the Company, through Tapestry Wind LLC, refinanced $147 million of non-recourse debt due 2021 at interest rate of LIBOR plus 1.75% by issuing $164 million of new non-recourse financing due 2031 at an interest rate of LIBOR plus 1.375%. As a result of this refinancing, the Company will achieve debt service savings for each year through the remaining life of the debt.

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
The reconciliation of Clearway Energy, Inc.'s basic and diluted earnings per share is shown in the following tables:

	Three months ended June 30,
	2019		2018
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic earnings per share attributable to Clearway Energy, Inc. common stockholders
Net income attributable to Clearway Energy, Inc.	$(8)	$(16)	$27	$52
Weighted average number of common shares outstanding — basic	35	73	35	67
(Losses) Earnings per weighted average common share — basic	$(0.22)	$(0.22)	$0.77	$0.77
Diluted earnings per share attributable to Clearway Energy, Inc. common stockholders
Net income attributable to Clearway Energy, Inc.	$(8)	$(16)	$30	$55
Weighted average number of common shares outstanding — diluted	35	73	49	78
Earnings per weighted average common share — diluted	$(0.22)	$(0.22)	$0.61	$0.70

	Six months ended June 30,
	2019		2018
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic earnings per share attributable to Clearway Energy, Inc. common stockholders
Net (loss) income attributable to Clearway Energy, Inc.	$(14)	$(30)	$33	$62
Weighted average number of common shares outstanding — basic and diluted	35	73	35	66
(Losses) Earnings per weighted average common share — basic	$(0.41)	$(0.41)	$0.94	$0.94
Diluted earnings per share attributable to Clearway Energy, Inc. common stockholders
Net (loss) income attributable to Clearway Energy, Inc.	$(14)	$(30)	$40	$68
Weighted average number of common shares outstanding — diluted	35	73	49	77
Earnings per weighted average common share — diluted	$(0.41)	$(0.41)	$0.80	$0.89

(a) Basic and diluted (losses) earnings per share might not recalculate due to presenting values in millions rather than whole dollars.

The following table summarizes the Company's outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company's diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions of shares)
2019 Convertible Notes - Common Class A	—	—	—	—
2020 Convertible Notes - Common Class C	2	—	2	—

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

	Three months ended June 30, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$84	$153	$47	$—	$284
Cost of operations	13	36	30	—	79
Depreciation and amortization	25	57	7	—	89
Impairment losses	—	—	19	—	19
General and administrative	—	—	—	7	7
Acquisition-related transaction and integration costs	—	—	—	1	1
Development costs	—	—	2	—	2
Operating income (loss)	46	60	(11)	(8)	87
Equity in earnings of unconsolidated affiliates	2	9	—	—	11
Other income, net	—	1	—	—	1
Loss on debt extinguishment	—	(1)	—	—	(1)
Interest expense	(16)	(89)	(4)	(21)	(130)
Income (loss) before income taxes	32	(20)	(15)	(29)	(32)
Income tax expense	—	—	—	4	4
Net Income (Loss)	$32	$(20)	$(15)	$(33)	$(36)
Total Assets	$1,776	$6,262	$618	$75	$8,731

	Three months ended June 30, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$85	$177	$45	$—	$307
Cost of operations	10	33	31	—	74
Depreciation and amortization	24	52	6	—	82
General and administrative	—	—	—	6	6
Acquisition-related transaction and integration costs	—	—	—	1	1
Operating income (loss)	51	92	8	(7)	144
Equity in earnings of unconsolidated affiliates	2	27	—	—	29
Other income, net	1	—	—	—	1
Interest expense	(13)	(35)	(2)	(21)	(71)
Income (loss) before income taxes	41	84	6	(28)	103
Income tax expense	—	—	—	7	7
Net Income (Loss)	$41	$84	$6	$(35)	$96

	Six months ended June 30, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$163	$241	$97	$—	$501
Cost of operations	30	70	63	—	163
Depreciation and amortization	50	110	13	—	173
Impairment losses	—	—	19	—	19
General and administrative	—	—	1	12	13
Acquisition-related transaction and integration costs	—	—	—	2	2
Development costs	—	—	3	—	3
Operating income (loss)	83	61	(2)	(14)	128
Equity in earnings of unconsolidated affiliates	4	10	—	—	14
Other income, net	1	2	—	1	4
Loss on debt extinguishment		(1)	—	—	(1)
Interest expense	(32)	(148)	(8)	(43)	(231)
Income (loss) before income taxes	56	(76)	(10)	(56)	(86)
Income tax benefit	—	—	—	(3)	(3)
Net Income (Loss)	$56	$(76)	$(10)	$(53)	$(83)

	Six months ended June 30, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$164	$275	$93	$—	$532
Cost of operations	32	67	64	—	163
Depreciation and amortization	50	102	11	—	163
General and administrative	—	—	—	11	11
Acquisition-related transaction and integration costs	—	—	—	2	2
Operating income (loss)	82	106	18	(13)	193
Equity in earnings of unconsolidated affiliates	5	28	—	—	33
Other income, net	1	1	—	—	2
Interest expense	(20)	(59)	(4)	(43)	(126)
Income (loss) before income taxes	68	76	14	(56)	102
Income tax expense	—	—	—	6	6
Net Income (Loss)	$68	$76	$14	$(62)	$96

Note 10 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions, except percentages)	2019	2018	2019	2018
Loss before income tax benefit	$(32)	$103	$(86)	$102
Income tax benefit	4	7	(3)	6
Effective income tax rate	(12.5)%	6.8%	3.5%	5.9%

For the three and six months ended June 30, 2019 and 2018, the overall effective tax rate was different than the statutory rate of 21% primarily due to production and investment tax credits generated from certain wind and solar assets, as well as taxable earnings and losses allocated to partners' interest in Clearway Energy LLC, which includes the effects of applying HLBV method of accounting for book purposes for certain partnerships.
For tax purposes, Clearway Energy LLC is treated as a partnership; therefore, the Company and CEG each record their respective share of taxable income or loss.

Note 11 — Related Party Transactions
In addition to the transactions and relationships described elsewhere in the notes to the consolidated financial statements, certain subsidiaries of CEG provide services to the Company's project entities. Amounts due to CEG subsidiaries are recorded as accounts payable - affiliate and amounts due to the Company from CEG subsidiaries are recorded as accounts receivable - affiliate in the Company's balance sheet. The disclosures below summarize the Company's material related party transactions with CEG and its subsidiaries that are included in the Company's operating revenues and operating costs.
As discussed in Note 1, Nature of Business, on August 31, 2018, NRG sold 100% of its interest in CEG to GIP, and as a result, CEG and its subsidiaries are considered related parties during the period ended June 30, 2019, and NRG and its subsidiaries were considered related parties during the period ended June 30, 2018.
Related Party Transactions with CEG entities during the period ended June 30, 2019
Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC (formerly NRG Renew Operation & Maintenance LLC) and other CEG subsidiaries
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to services agreements with Clearway Renewable Operation & Maintenance LLC (formerly NRG Renew Operation & Maintenance LLC), or RENOM, a wholly-owned subsidiary of CEG, as well as other CEG subsidiaries, which provides operation and maintenance, or O&M, and administrative services to these subsidiaries. The Company incurred total expenses for these services of $9 million and $17 million for each of the three and six months ended June 30, 2019, respectively. The Company incurred total expenses for these services of $8 million and $17 million for each of the three and six months ended June 30, 2018, respectively. There was a balance of $6 million due to RENOM as of June 30, 2019 and December 31, 2018.
Oahu Solar Lease Agreements
The Oahu Solar projects are party to various land lease agreements with a wholly owned subsidiary of CEG. The projects are leasing the land for a period of 35 years, with the ability to renew the lease for two additional five year periods. The Company has a lease liability and corresponding right-of-use asset related to the leases of $18 million as of June 30, 2019.
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
Related Party Transactions with NRG during the period ended June 30, 2018
The following transactions relate to the period prior to sale of NRG's interest in CEG to GIP on August 31, 2018 and therefore were considered to be related party transactions for all the periods prior to August 31, 2018.
Power Purchase Agreements (PPAs) between the Company and NRG Power Marketing
Elbow Creek and Dover were parties to PPAs with NRG Power Marketing, a wholly-owned subsidiary of NRG, and generated revenue under the PPAs, which were recorded to operating revenue in the Company's consolidated statements of operations. For the three and six months ended June 30, 2018, Elbow Creek and Dover, collectively, generated revenue of $3 million and $6 million, respectively. Dover's PPA with NRG Power Marketing ended as of December 31, 2018.

Energy Marketing Services Agreement by and between Thermal entities and NRG Power Marketing
Energy Center Dover LLC, Energy Center Minneapolis, Energy Center Phoenix LLC, and Energy Center Paxton LLC, or Thermal entities, which are subsidiaries of the Company, are parties to Energy Marketing Services Agreements with NRG Power Marketing. Under the agreements, NRG Power Marketing procures fuel and fuel transportation for the operation of the Thermal entities. For the three and six months ended June 30, 2018, the Thermal entities purchased $2 million and $6 million, respectively, of natural gas from NRG Power Marketing.

O&M Services Agreements by and between the Company's subsidiaries and NRG
Certain of the Company's subsidiaries are party to O&M Service Agreements with NRG, pursuant to which NRG subsidiaries provide necessary and appropriate services to operate and maintain the subsidiaries' plant operations. NRG was reimbursed for the provided services, as well as for all reasonable and related expenses and expenditures, and payments to third parties for services and materials rendered to or on behalf of the parties to the agreements. The fees incurred under these agreements were $10 million and $20 million and for the three and six months ended June 30, 2018, respectively.
O&M Services Agreements by and between GenConn and NRG
GenConn incurs fees under two O&M agreements with wholly-owned subsidiaries of NRG. For the three and six months ended June 30, 2018, the aggregate fees incurred under the agreements were $2 million and $3 million, respectively.
Project Administrative Services Agreement by and between ESEC and NRG West Coast LLC
During 2018, ESEC, NRG West Coast LLC and NRG Power Marketing LLC, or PML, entered into confirmation agreements under the Project Administration Services Agreement between ESEC and NRG West Coast LLC, whereby PML purchased California Carbon Allowances which ESEC could subsequently purchase for the purposes of ESEC’s compliance with the California Cap-and-Trade Program. ESEC reimbursed costs under these agreements of $4 million for the three and six month ended June 30, 2018.
Administrative Services Agreement by and between Marsh Landing and NRG West Coast LLC
Marsh Landing is a party to an administrative services agreement with NRG West Coast LLC, a wholly owned subsidiary of NRG. The Company reimbursed costs under the agreement of $6 million and $9 million for the three and six months ended June 30, 2018, respectively.
Management Services Agreement by and between the Company and NRG
Prior to the GIP Transaction, NRG provided the Company with various operational, management, and administrative services, which include human resources, accounting, tax, legal, information systems, treasury, and risk management, as set forth in the Management Services Agreement. Costs incurred under this agreement for the three and six months ended June 30, 2018 were $3 million and $5 million, respectively. The costs incurred under the Management Services Agreement included certain direct expenses incurred by NRG on behalf of the Company in addition to the base management fee. Subsequent to the GIP Transaction, the Company entered into the NRG TSA pursuant to which NRG or certain of its affiliates began providing certain services to the Company following the consummation of the GIP Transaction, in exchange for the payment of a fee in respect of such services. Expenses related to the NRG TSA are recorded in transaction and integration costs in the consolidated statements of operations.
On August 31, 2018, in connection with the consummation of the GIP Transaction, the Company entered into a Termination Agreement with Clearway Energy LLC, Clearway Energy Operating LLC and NRG terminating the Management Services Agreement, dated as of July 22, 2013 by and among the Company, Clearway Energy LLC, Clearway Energy Operating LLC and NRG. Concurrently with entering into the Termination Agreement on August 31, 2018, the Company entered into a Transition Services Agreement with NRG, as further described in Note 1, Nature of Business.

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
Nebraska Public Power District Litigation
On January 11, 2019, Nebraska Public Power District, or NPPD, sent written notice to certain of the Company’s subsidiaries which own the Laredo Ridge and Elkhorn Ridge wind projects alleging an event of default under each of the PPAs between NPPD and the projects. NPPD alleges that the Company moved forward with certain transactions without obtaining the consent of NPPD. NPPD threatened to terminate the applicable PPAs by February 11, 2019 if the alleged default was not cured. The Company filed a motion for a temporary restraining order and preliminary injunction in the U.S. District Court for the District of Nebraska relating to the Laredo Ridge project, and a similar motion in the District Court of Knox County, Nebraska for the Elkhorn Ridge project, to enjoin NPPD from taking any actions related to the PPAs. On February 19, 2019, the U.S. District Court in the Laredo Ridge matter approved a stipulation between the parties to provide for an injunction preventing NPPD from terminating the PPA pending disposition of the litigation. On February 26, 2019, the Knox County District Court approved a similar stipulation relating to the Elkhorn Ridge project. The Company believes the allegations of NPPD are meritless and the Company is vigorously defending its rights under the PPAs.

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
Accounting for Leases
The Company evaluates each arrangement at inception to determine if it contains a lease. All of the Company’s leases are operating leases as of June 30, 2019.
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
Lease expense for the three and six months ended June 30, 2019 was comprised of the following:

(In millions)
	Three months ended June 2019	Six months ended June 2019
Operating lease cost	$2	$4
Variable lease cost	3	7
Total lease cost	$5	$11
Operating lease information as of June 30, 2019 was as follows:

(In millions, except term and rate)
ROU Assets - operating leases, net	$183

Short-term lease liability - operating leases (a)	5
Long-term lease liability - operating leases	186
Total lease liability	$191

Cash paid for operating leases	$7
Weighted average remaining lease term	25
Weighted average discount rate	4.3%

(a) Short-term lease liability balances are included within the accrued expenses and other current liabilities line item of the consolidated balance sheets as of June 30, 2019.

Maturities of operating lease liabilities as of June 30, 2019 are as follows:

(In millions)
Remainder of 2019	$5
2020	14
2021	14
2022	13
2023	13
Thereafter	249
Total lease payments	308
Less imputed interest	(117)
Total lease liability - operating leases	$191

Future minimum lease commitments under operating leases as of December 31, 2018 are as follows:

(In millions)
2019	$13
2020	13
2021	13
2022	13
2023	12
Thereafter	207
Total lease payments	$271

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

Three months ended June 30, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$1	$157	$1	$159
Capacity revenue	85	—	—	85
Operating revenue	$86	$157	$1	$244

Six months ended June 30, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$2	$256	$1	$259
Capacity revenue	164	—	—	164
Operating revenue	$166	$256	$1	$423

Minimum future rent payments under the operating leases for the remaining periods as of June 30, 2019:

(In millions)
Remainder of 2019	$226
2020	337
2021	341
2022	346
2023	154
Total lease payments	$1,404

Property, plant and equipment, net related to the Company’s operating leases were as follows as of June 30, 2019:

(In millions)
Property, plant and equipment	$6,064
Accumulated depreciation	(1,509)
Net property, plant and equipment	$4,555

Note 14 — Asset Impairments

During the three and six months ended June 30, 2019, the Company recorded an impairment loss of $19 million related to a facility in the Thermal segment.The fair value of the facility was determined using an income approach by applying a discounted cash flow methodology to the long-term budgets for each respective plant. The income approach utilized estimates of discounted future cash flows, which were Level 3 fair value measurement and include key inputs, such as forecasted power prices, operations and maintenance expense, and discount rates. The Company measured the impairment loss as the difference between the carrying amount and the fair value of the assets.

ITEM 2 — Management's Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company's historical financial condition and results of operations.
As you read this discussion and analysis, refer to the Company's Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the six months ended June 30, 2019 and 2018. Also refer to the Company's 2018 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition.
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
The Company’s environmentally-sound asset portfolio includes over 5,272 MW of wind, solar and natural gas-fired power generation facilities, as well as district energy systems. Through this diversified and contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. Substantially all of the Company's generation assets are under long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of these offtake agreements was approximately 14 years as of June 30, 2019 based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,459 net MWt and electric generation capacity of 133 net MW. These thermal infrastructure assets provide steam, hot and/or chilled water, and, in some instances, electricity to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
As of June 30, 2019, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Conventional
El Segundo	100%	550	Southern California Edison	2023
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Pacific Gas and Electric	2023
Walnut Creek	100%	485	Southern California Edison	2023
		1,945
Utility Scale Solar
Agua Caliente	16%	46	Pacific Gas and Electric	2039
Alpine	100%	66	Pacific Gas and Electric	2033
Avenal	50%	23	Pacific Gas and Electric	2031
Avra Valley	100%	26	Tucson Electric Power	2032
Blythe	100%	21	Southern California Edison	2029
Borrego	100%	26	San Diego Gas and Electric	2038
Buckthorn Solar (b)	100%	154	City of Georgetown, TX	2043
CVSR	100%	250	Pacific Gas and Electric	2038
Desert Sunlight 250	25%	63	Southern California Edison	2034
Desert Sunlight 300	25%	75	Pacific Gas and Electric	2039
Kansas South	100%	20	Pacific Gas and Electric	2033
Roadrunner	100%	20	El Paso Electric	2031
TA High Desert	100%	20	Southern California Edison	2033
Utah Solar Portfolio (b) (e)	50%	265	PacifiCorp	2036
		1,075
Distributed Solar
Apple I LLC Projects	100%	9	Various	2032
AZ DG Solar Projects	100%	5	Various	2025 - 2033
SPP Projects	100%	25	Various	2026 - 2037
Other DG Projects	100%	13	Various	2023 - 2039
		52
Wind
Alta I	100%	150	Southern California Edison	2035
Alta II	100%	150	Southern California Edison	2035
Alta III	100%	150	Southern California Edison	2035
Alta IV	100%	102	Southern California Edison	2035
Alta V	100%	168	Southern California Edison	2035

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Alta X (b)	100%	137	Southern California Edison	2038
Alta XI (b)	100%	90	Southern California Edison	2038
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Crosswinds	99%	21	Corn Belt Power Cooperative	2027
Elbow Creek (f) (g)	100%	122	NRG Power Marketing LLC	2022
Elkhorn Ridge	66.7%	54	Nebraska Public Power District	2029
Forward	100%	29	Constellation NewEnergy, Inc.	2022
Goat Wind	100%	150	Dow Pipeline Company	2025
Hardin	99%	15	Interstate Power and Light Company	2027
Laredo Ridge	100%	80	Nebraska Public Power District	2031
Lookout	100%	38	Southern Maryland Electric Cooperative	2030
Odin	99.9%	20	Missouri River Energy Services	2028
Pinnacle	100%	55	Maryland Department of General Services and University System of Maryland	2031
San Juan Mesa	75%	90	Southwestern Public Service Company	2025
Sleeping Bear	100%	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork (f)	100%	19	PacifiCorp	2028
Spring Canyon II (b)	90.1%	29	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	25	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado (f)	100%	161	Southwestern Public Service Company	2027
		2,200
Thermal
Energy Center Dover LLC	100%	103	Power sold into PJM markets	2021
Thermal generation	100%	36	Various	Various
		139
Total net generation capacity(c)		5,411

Thermal equivalent MWt (d)	92.9%	1,459	Various	Various

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of June 30, 2019.
(b) Projects are part of tax equity arrangements.
(c) The Company's total generation capacity is net of 6 MWs for noncontrolling interest for Spring Canyon II and III. The Company's generation capacity including this noncontrolling interest was 5,417 MWs.
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
(f) Projects are part of Repowering Partnership.
(g) In addition, the Company will sell power under a market-based hedge contract provided by an investment grade bank counterparty, which is effective from November 1, 2022, through Oct 31, 2029.
In addition to the facilities owned or leased in the table above, the Company is party to partnerships the purpose of which is to own or purchase solar power generation projects, as well as other ancillary related assets from a related party via intermediate funds.  The Company does not consolidate these partnerships and accounts for them as equity method investments. The Company's net interest in these projects is 268 MW based on cash to be distributed pursuant to the partnership agreements as of June 30, 2019. For further discussions, see Item 15 — Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities of this Form 10-Q and Item 1 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities to the consolidated financial statements included in the Company's 2018 Form 10-K.

Significant Events
Pacific Gas and Electric Company Bankruptcy

•
On January 29, 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California.  Certain subsidiaries of the Company, which hold interests in 6 solar facilities totaling 480 MW and Marsh Landing with capacity of 720 MW, sell the output of their facilities to PG&E under long-term PPAs.  The Company consolidates three of the solar facilities and Marsh Landing and records its interest in the other solar facilities as equity method investments. As of June 30, 2019, the Company had $1.4 billion of property, plant and equipment, net, $357 million investments in unconsolidated affiliates and $1.3 billion of borrowings with final maturity dates ranging from 2023 - 2038 related to these facilities. The related subsidiaries of the Company are parties to financing agreements consisting of non-recourse project-level debt and, in certain cases, non-recourse holding company debt. The PG&E Bankruptcy has triggered defaults under the PPAs with PG&E and such related financing agreements, as further discussed in Item 1 —Note 7, Long-term Debt. As a result, the Company recorded approximately $1.3 billion of principal, net of the related unamortized debt issuance costs, with final maturity dates ranging from 2023 - 2038, as short-term debt. As of August 5, 2019, the Company's contracts with PG&E have operated in the normal course and the Company currently expects these contracts to continue as such. As of August 5, 2019, the Company has entered into forbearance agreements for certain project-level financing arrangements, and continues to seek forbearance agreements for its other project-level financing arrangements affected by the PG&E Bankruptcy. The Company continues to assess the potential future impacts of the PG&E bankruptcy filing as events occur.

CEG ROFO Agreement Amendment

•
On August 1, 2019, the CEG ROFO Agreement was amended to grant the Company a right of first offer for four additional projects — Rattlesnake, a 144 MW utility scale wind facility located in Washington State with an expected COD in 2020; Black Rock, a 110 MW utility scale wind facility located in West Virginia with an expected COD in 2021; Repowering 2.0, which will consist of membership interests in one or more partnerships formed to repower Company wind assets using turbines provided by CEG; and Wildflower, a 100 MW utility scale solar facility located in Mississippi with an expected COD in 2021.

Drop Down Offer

•
On June 18, 2019, CEG offered the Company the opportunity to purchase 100% of CEG's interests in Mesquite Star Pledgor LLC, which owns the Mesquite Star wind project, a 419 MW utility scale wind facility expected to reach COD in 2020. On August 1, 2019, CEG and the Company agreed to extend the negotiation period for the Mesquite Star project. The acquisition is subject to negotiation and approval by the Company's Independent Directors.

Asset Impairment

•
During the three and six months ended June 30, 2019, the Company recorded an impairment loss of $19 million related to a facility in the Thermal segment. The Company measured the impairment loss as the difference between the carrying amount and the fair value of the assets.

Repowering Transaction

•
On June 14, 2019, the Company, through an indirect subsidiary, entered into binding equity commitment agreements in the previously announced partnership with CEG to enable the repowering of two of its existing wind assets, Wildorado and Elbow Creek, which total a combined 283 MW. In connection with the completion of the financing, and after taking into account the higher cash flow from the reduction in debt service in 2019 resulting from the partial repayment of the Viento financing, the Company committed to invest an estimated $111 million in net corporate capital to fund the repowering of the wind facilities, subject to closing adjustments.

CVSR Outage

•
On June 5, 2019, a fire occurred at the CVSR project, which affected approximately 1,200 acres of property. While the fire did not impact solar arrays, damage occurred to associated infrastructure including distribution poles and cabling. The facility was restored to full operations on July 1, 2019. The full year impact of the fire is approximately $9 million of lost revenue. The Company assumes it will receive insurance recovery for associated repair work by the end of the year.

Kawailoa Solar Partnership

•
On May 1, 2019, the Company entered into a partnership with Clearway Renew LLC, a subsidiary of CEG, to own, finance, operate, and maintain the Kawailoa Solar Partnership, which consists of the Kawailoa Solar Project, a 49 MW utility-scale solar generation project developed in Oahu, Hawaii. The Company made an original capital contribution in the amount of $2 million and recorded a $7 million payable due to Clearway Renew LLC in accounts payable - affiliate on the Company's consolidated balance sheets as of June 30, 2019. For further discussion, see Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. The project is expected to be completed in summer 2019.

Duquesne Thermal

•
On May 1, 2019, the Company, through its indirect subsidiary ECP Uptown Campus LLC, acquired the Duquesne University district energy system, totaling 87 combined MWt, located in Pittsburgh, Pennsylvania. The total investment for the project is approximately $107 million. This includes $100 million related to the purchase of district energy assets, which was funded through a combination of issuance of non-recourse debt in the amount of $95 million, as further discussed in Note 7—Long-term Debt, as well as cash on hand. As part of the acquisition, Duquesne University entered into a 40-year Energy Services Agreement through which ECP Uptown Campus LLC will fulfill the university’s electricity, chilled water and steam requirements in exchange for monthly capacity payments.

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

In June 2019, the EPA finalized the Affordable Clean Energy (ACE) rule which establishes emission guidelines for states to develop plans to address greenhouse gas emissions from existing power plants. The ACE rule also reinforces the state’s broad discretion in establishing and applying emissions standards to new emission sources. The ACE rule replaces the 2015 Clean Power Plan. The ACE rule is not expected to have a material impact on the Company’s conventional generation assets.

Regulatory Matters
The Company’s regulatory matters are described in the Company’s 2018 Form 10-K in Item 1, Business — Regulatory Matters and Item 1A, Risk Factors.
Trends Affecting Results of Operations and Future Business Performance
The Company’s trends are described in the Company’s 2018 Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends Affecting Results of Operations and Future Business Performance.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended June 30,			Six months ended June 30,
(In millions)	2019	2018	Change	2019	2018	Change
Operating Revenues
Energy and capacity revenues	$292	$317	$(25)	$525	$549	$(24)
Other revenues	9	8	1	17	18	(1)
Contract amortization	(17)	(18)	1	(34)	(35)	1
Mark-to-market economic hedging activities	—	—	—	(7)	—	(7)
Total operating revenues	284	307	(23)	501	532	(31)
Operating Costs and Expenses
Cost of fuels	15	17	(2)	34	37	(3)
Operations and maintenance	45	42	3	92	94	(2)
Other costs of operations	19	15	4	37	32	5
Depreciation and amortization	89	82	7	173	163	10
Impairment losses	19	—	19	19	—	19
General and administrative	7	6	1	13	11	2
Transaction and integration costs	1	1	—	2	2	—
Development costs	2	—	2	3	—	3
Total operating costs and expenses	197	163	34	373	339	34
Operating Income	87	144	(57)	128	193	(65)
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	11	29	(18)	14	33	(19)
Other income, net	1	1	—	4	2	2
Loss on debt extinguishment	(1)	—	(1)	(1)	—	(1)
Interest expense	(130)	(71)	(59)	(231)	(126)	(105)
Total other expense, net	(119)	(41)	(78)	(214)	(91)	(123)
(Loss) Income Before Income Taxes	(32)	103	(135)	(86)	102	(188)
Income tax expense (benefit)	4	7	(3)	(3)	6	(9)
Net (Loss) Income	(36)	96	(132)	(83)	96	(179)
Less: Pre-acquisition net income of Drop Down Assets	—	—	—	—	4	(4)
Net (Loss) Income Excluding Pre-acquisition Net Income of Drop Down Assets	(36)	96	(132)	(83)	92	(175)
Less: (Loss) Income attributable to noncontrolling interests	(12)	17	(29)	(39)	(3)	(36)
Net (Loss) Income Attributable to Clearway Energy, Inc.	$(24)	$79	$(103)	$(44)	$95	$(139)

	Three months ended June 30,		Six months ended June 30,
Business metrics:	2019	2018	2019	2018
Renewables MWh generated/sold (in thousands) (a)	1,948	2,308	3,397	3,924
Thermal MWt sold (in thousands)	468	462	1,112	1,079
Thermal MWh sold (in thousands) (b)	45	9	59	18
Conventional MWh generated (in thousands) (a)(c)	214	367	325	805
Conventional equivalent availability factor	92.1%	97.6%	87.5%	90.7%

(a) Volumes do not include the MWh generated/sold by the Company's equity method investments.
(b) MWh sold do not include 19 MWh during the three months ended June 30, 2018 and 29 MWh during the six months ended June 30, 2018 generated by Dover, a subsidiary of the Company, under the PPA with NRG Power Marketing, as further described in Note 11, Related Party Transactions.
(c) Volumes generated are not sold by the Company as the Conventional facilities sell capacity rather than energy.

Management’s Discussion of the Results of Operations for the Three Months Ended June 30, 2019 and 2018
Gross Margin
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
The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin, for the three months ended June 30, 2019 and 2018:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Three months ended June 30, 2019
Energy and capacity revenues	$86	$166	$40	$292
Other revenues	—	2	7	9
Cost of fuels	—	—	(15)	(15)
Contract amortization	(2)	(15)	—	(17)
Gross margin	84	153	32	269
Contract amortization	2	15	—	17
Economic gross margin	$86	$168	$32	$286

Three months ended June 30, 2018
Energy and capacity revenues	$87	$188	$42	$317
Other revenues	—	5	3	8
Cost of fuels	(1)	—	(16)	(17)
Contract amortization	(2)	(16)	—	(18)
Gross margin	84	177	29	290
Contract amortization	2	16	—	18
Economic gross margin	$86	$193	$29	$308
Gross margin decreased by $21 million during the three months ended June 30, 2019, compared to the same period in 2018, due to a combination of the drivers summarized in the table below:

Segment	Increase (Decrease)	Reason for Increase (Decrease)
Renewables:	$(24)
A decrease of $20 million due to wind and solar resources across the portfolio, as well as $9 million decrease at CVSR related to the June 2019 outage. This was partially offset by revenue generated at the Buckthorn Solar facility which went COD in July 2018

Thermal:	3	Revenues generated at the UPMC Thermal Project, which was completed in the second quarter of 2018
	$(21)

riven by outages at Walnut Creek
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $7 million during the three months ended June 30, 2019, compared to the same period in 2018, primarily due to the Buckthorn Solar facility reaching COD in July 2018.
Impairment Losses
Impairment losses of $19 million during the three months ended June 30, 2019 relate to a facility within the Company's Thermal segment, as further described in Note 14, Asset Impairments.
Development Costs
Development costs of $2 million during the three months ended June 30, 2019, relate primarily to business development, personnel and benefits costs within the Company's Thermal segment.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates decreased by $18 million during the three months ended June 30, 2019, compared to the same period in 2018, primarily due to income allocated using the HLBV method to the Company in its distributed partnerships with CEG.  The HLBV method of accounting generally allocates more losses to the TE investors in the first several years after fund formation, and conversely, more income to the Company.

Interest Expense
Interest expense increased by $59 million during the three months ended June 30, 2019, compared to the same period in 2018, due to the following:

(In millions)	Increase (Decrease)
Change in fair value of interest rate swaps
Reclassification of losses previously deferred in AOCI to the statement of operations in connection with project-level debt refinancing activities	14
Issuance of Energy Center Minneapolis Series E, F, G, H Notes in June 2018 partially offset by lower debt balances at other projects within Thermal segment	2
Issuance of the 2025 Senior Notes in October 2018, partially offset by lower interest expense due to maturity and repayment of the remaining balance of the 2019 Convertible Notes in February 2019, as well as partial repayment of the 2020 Convertible Notes in October 2018	1
$17
Income Tax Expense
For the three months ended June 30, 2019, the Company recorded income tax expense of $4 million on pretax loss of $32 million. For the same period in 2018, the Company recorded income tax expense of $7 million on pretax income of $103 million.
For the three months ended June 30, 2019 and 2018, the overall effective tax rates were different than the statutory rate of 21% primarily due to production and investment tax credits generated from certain wind and solar assets, as well as taxable earnings and losses allocated to partners' interests in Clearway Energy LLC, which includes the effects of applying HLBV method of accounting for book purposes for certain projects.
Income Attributable to Noncontrolling Interests
For the three months ended June 30, 2019, the Company had a loss of $14 million attributable to CEG's economic interest in Clearway Energy LLC, as well as a loss of $4 million attributable to CEG's interests in the Kawailoa, Oahu and Repowering partnerships, partially offset by income of $6 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method. For the three months ended June 30, 2018, the Company had income of $118 million attributable to NRG's interest in Clearway Energy LLC, offset by a loss of $101 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation, reflecting the allocation of tax items such as production tax credits and tax depreciation to the fund investors.

Management’s Discussion of the Results of Operations for the Six Months Ended June 30, 2019 and 2018
Gross Margin
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
The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin, for the six months ended June 30, 2019 and 2018:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Six months ended June 30, 2019
Energy and capacity revenues	$166	$274	$85	$525
Other revenues	—	4	13	17
Cost of fuels	—	—	(34)	(34)
Contract amortization	(3)	(30)	(1)	(34)
Mark-to-market for economic hedges	—	(7)	—	(7)
Gross margin	163	241	63	467
Contract amortization	3	30	1	34
Mark-to-market for economic hedges	—	7	—	7
Economic gross margin	$166	$278	$64	$508

Six months ended June 30, 2018
Energy and capacity revenues	$167	$300	$82	$549
Other revenues	—	6	12	18
Cost of fuels	(2)	—	(35)	(37)
Contract amortization	(3)	(31)	(1)	(35)
Gross margin	162	275	58	495
Contract amortization	3	31	1	35
Economic gross margin	$165	$306	$59	$530

Gross margin decreased by $28 million during the six months ended June 30, 2019, compared to the same period in 2018 primarily due to a combination of the following:

Segment	Increase (Decrease)	Reason for Increase (Decrease)
(In millions)
Renewables:	$(34)
A decrease of $26 million due to wind and solar resources across the portfolio, as well as $9 million decrease at CVSR related to the June 2019 outage. This was partially offset by revenue generated at the Buckthorn Solar facility which went COD in July 2018. The Company also recorded a $7 million mark-to-market loss on the Elbow Creek forward power sale contract entered into during the first quarter of 2019

Thermal:	5	Revenue generated at the UPMC Thermal Project, which was completed in the second quarter of 2018
Conventional:	1
	$(28)
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $10 million during the six months ended June 30, 2019, compared to the same period in 2018, primarily due to the Buckthorn Solar facility reaching COD in July 2018.
Impairment Losses
Impairment losses of $19 million during the six months ended June 30, 2019, relate to a facility within the Company's Thermal segment, as further described in Note 14, Asset Impairments.

Development Costs

Development costs of $3 million during the six months ended June 30, 2019, relate primarily to business development, personnel and benefits costs within the Company's Thermal segment.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates decreased by $19 million during the six months ended June 30, 2019, compared to the same period in 2018, primarily driven by lower income allocated to the Company's interests in distributed partnerships with CEG partially offset by lower losses allocated to the Company's interests in RPV Holdco.

Interest Expense
Interest expense increased by $105 million during the six months ended June 30, 2019, compared to the same period in 2018, primarily due to the following:

(In millions)	Increase (Decrease)

Change in fair value of interest rate swaps	$83
Reclassification of losses previously deferred in AOCI to the statement of operations in connection with project-level debt refinancing activities	17
Issuance of Energy Center Minneapolis Series E, F, G, H Notes in June 2018 partially offset by lower debt balances at other projects within Thermal segment	3
Higher interest expense due to Buckthorn Solar facility which went COD in July 2018, additional interest expense in connection with Repowering Partnership borrowings in June of 2019, partially offset by normal amortization of other project level debt	4
Normal project - level debt amortization in the Conventional segment	(4)
Issuance of the 2025 Senior Notes in October 2018, partially offset by lower interest expense due to maturity and repayment of the remaining balance of the 2019 Convertible Notes in February 2019, as well as partial repayment of the 2020 Convertible Notes in October 2018	2
$105
Income Tax Expense
For the six months ended June 30, 2019 and 2018, the overall effective tax rate was different than the statutory rate of 21% primarily due to production and investment tax credits generated from certain wind and solar assets, as well as taxable earnings and losses allocated to partners' interest in Clearway Energy LLC, which includes the effects of applying HLBV method of accounting for book purposes for certain partnerships.
Income Attributable to Noncontrolling Interests
For the six months ended June 30, 2019, the Company had a loss of $35 million attributable to CEG's economic interest in Clearway Energy LLC and a loss of $6 million attributable to CEG's interests in the Kawailoa, Oahu and Repowering partnerships, offset in part by income of $2 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method. For the six months ended June 30, 2018, the Company had income of $81 million attributable to NRG's economic interest in Clearway Energy LLC offset by a loss of $84 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and application of the HLBV method, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation, reflecting the allocation of tax items such as production tax credits and tax depreciation to the fund investors.
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

Liquidity Position
As of June 30, 2019, the Company had $450 million of available borrowings under its revolving credit facility. As of June 30, 2019 and December 31, 2018, the Company's liquidity was $746 million and $1.04 billion, respectively, comprised of the following:

(In millions)	June 30, 2019	December 31, 2018
Cash and cash equivalents:
Clearway Energy, Inc. and Clearway Energy LLC, excluding subsidiaries	$7	$298
Subsidiaries	86	109
Restricted cash:
Operating accounts	60	84
Reserves, including debt service, distributions, performance obligations and other reserves	143	92
Total cash, cash equivalents and restricted cash	$296	$583
Revolving credit facility availability	450	454
Total liquidity	$746	$1,037
The Company's liquidity includes $203 million and $176 million of restricted cash balances as of June 30, 2019 and December 31, 2018, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company's projects that are restricted in their use. As of June 30, 2019, these restricted funds were comprised of $60 million designated to fund operating expenses, $45 million designated for current debt service payments, and $42 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $56 million is held in distribution reserve accounts, of which $36 million related to subsidiaries affected by the PG&E Bankruptcy as discussed further below and may not be distributed during the pendency of the PG&E Bankruptcy.
As of June 30, 2019, there were no outstanding borrowings and $45 million of letters of credit outstanding under the Company's revolving credit facility.
On January 29, 2019, PG&E filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. The PG&E Bankruptcy had no effect on availability under the Company’s revolving credit facility. However, the Company has non-recourse project-level debt related to each of its subsidiaries that sell their output to PG&E under long-term PPAs. The PG&E Bankruptcy triggered defaults under the related financing agreements which caused uncertainty around the timing of when certain project-level cash distributions will be available to the Company.  As of June 30, 2019, all project level cash balances for these subsidiaries were classified as restricted cash.
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
The following table summarizes the credit ratings for the Company and its Senior Notes as of June 30, 2019:

	S&P	Moody's
Clearway Energy, Inc.	BB	Ba2
5.375% Senior Notes, due 2024	BB	Ba2
5.750% Senior Notes, due 2025	BB	Ba2
5.000% Senior Notes, due 2026	BB	Ba2

Sources of Liquidity
The Company's principal sources of liquidity include cash on hand, cash generated from operations, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. As described in Item 1— Note 7, Long-term Debt, to this Form 10-Q and Note 10, Long-term Debt, to the consolidated financial statements included in the Company's 2018 Form 10-K, the Company's financing arrangements consist of corporate level debt, which includes Senior Notes, 2020 Convertible Notes and the revolving credit facility; the ATM Program; and project-level financings.
ATM Sales — The Company did not sell any shares of Class C common stock during the six months ended June 30, 2019. As of June 30, 2019, approximately $36 million of Class C common stock remains available for issuance under the ATM Program.
Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Item 1 — Note 7, Long-term Debt; (ii) capital expenditures; (iii) acquisitions and investments; and (iv) cash dividends to investors.
Capital Expenditures
The Company's capital spending program is mainly focused on maintenance capital expenditures, consisting of costs to maintain the assets currently operating, such as costs to replace or refurbish assets, and growth capital expenditures consisting of costs to construct new assets, costs to complete the construction of assets where construction is in process, and capital expenditures related to acquiring additional thermal customers. For the six months ended June 30, 2019, the Company used approximately $96 million to fund capital expenditures, including growth expenditures of $91 million, $74 million of which were in the Renewables segment in connection with the Repowering Partnership entered by the Company in August 2018, as well as the Oahu Partnership and the Kawailoa Partnership, as further described in Note 4 - Investments Accounted for by the Equity Method and Variable Interest Entities. The source for these capital expenditures was financing obtained in connection with the Repowering Partnership, as well as tax equity investors contributions. The Company also incurred $13 million of growth capital expenditures in the Thermal segment in connection with various development projects. For the six months ended June 30, 2018, the Company used approximately $45 million to fund capital expenditures, of which $26 million related to growth expenditures in the Renewables segment in connection with the construction of Buckthorn Solar. The $26 million includes $10 million incurred by NRG during the construction of the Buckthorn Solar project prior to its acquisition by the Company on March 30, 2018. The Company estimates $30 million of maintenance expenditures for 2019. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates.
Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by CEG, as well as generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its CAFD.

Repowering Transaction — On June 14, 2019, the Company, through an indirect subsidiary, entered into binding equity commitment agreements in the previously announced partnership with CEG to enable the repowering of two of its existing wind assets, Wildorado and Elbow Creek. In connection with the completion of the financing, and after taking into account the higher cash flow from the reduction in debt service in 2019 resulting from the partial repayment of the Viento financing, the Company committed to invest an estimated $111 million in net corporate capital to fund the repowering of the wind facilities, subject to closing adjustments.
Kawailoa Solar Partnership — On May 1, 2019, the Company entered into a partnership with Clearway Renew LLC, a subsidiary of CEG, to own, finance, operate, and maintain the Kawailoa Solar Partnership. The Company made an original capital contribution in the amount of $2 million and recorded a payable in the amount of $7 million due to Clearway Renew LLC in the accounts payable - affiliate on the Company's consolidated balance sheets as of June 30, 2019. For further discussion, see Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities.
Duquesne Thermal — On May 1, 2019, the Company, through its indirect subsidiary ECP Uptown Campus LLC, acquired the Duquesne University district energy system, totaling 87 combined MWt, located in Pittsburgh, Pennsylvania. The total investment for the project is approximately $107 million. This includes $100 million related to the purchase of district energy assets, which was funded through a combination of issuance of non-recourse debt in the amount of $95 million, as further discussed in Note 7—Long-term Debt, as well as cash on hand. As part of the acquisition, Duquesne University entered into a 40-year Energy Services Agreement through which ECP Uptown Campus LLC will fulfill the university’s electricity, chilled water and steam requirements in exchange for monthly capacity payments.
Oahu Partnership — On March 8, 2019, the Company entered into a partnership with Clearway Renew LLC, a subsidiary of CEG, to own, finance, operate, and maintain the Oahu Solar projects. The Company made an original capital contribution in the amount of $4 million and recorded a payable in the amount of $16 million due to Clearway Renew LLC in the accounts payable - affiliate on the Company's consolidated balance sheets as of June 30, 2019. For further discussion, see Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities.
Wind TE Holdco Buyout — On January 2, 2019, the Company bought out 100% of Class A membership interest from the TE Investor, for cash consideration of $19 million, as further described in Item 1 — Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities.
Investment Partnership with CEG
During the six months ended June 30, 2019, the Company invested $10 million in distributed generation partnerships with CEG.
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

The following table lists the dividends paid on Clearway Energy, Inc.'s Class A common stock and Class C common stock during the six months ended June 30, 2019:

	Second Quarter 2019	First Quarter 2019
Dividends per Class A share	$0.20	$0.20
Dividends per Class C share	$0.20	$0.20
On August 1, 2019, the Company declared quarterly dividends on its Class A common stock and Class C common stock of $0.20 per share payable on September 17, 2019, to stockholders of record as of September 3, 2019.

Cash Flow Discussion
The following table reflects the changes in cash flows for the six months ended June 30, 2019, compared to the six months ended June 30, 2018:

	Six months ended June 30,
	2019	2018	Change
	(In millions)
Net cash provided by operating activities	$150	$181	$(31)
Net cash used in investing activities	(211)	(166)	(45)
Net cash used in financing activities	$(226)	$(62)	$(164)
Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Decrease in operating income adjusted for non-cash items	$(32)
Increase in working capital driven primarily by the timing of accounts receivable collections and payment of accounts payable	11
Lower distributions from unconsolidated affiliates	(10)
$(31)
Net Cash Used in Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Increase in capital expenditures driven by the Company investment in the Repowering Partnership and development projects in the Thermal segment	$(51)
Higher payment for the Drop Down Assets and other acquisitions in 2018 compared to 2019	37
Payment to buy out an existing tax equity partner of Wind TE Holdco on January 2, 2019	(19)
Cash receipts from network upgrades in 2018	(7)
Lower net investment in unconsolidated affiliates in the distributed partnerships with CEG during 2019	6
Payment to acquire the Class A interests in the Oahu Partnership and Kawailoa Partnership in 2019	(6)
Other	(5)
$(45)
Net Cash Used in Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Lower net contributions from noncontrolling interests in 2019 compared to 2018	$(105)
Higher net repayments of long-term debt in 2019 compared to 2018, driven by the maturity and repayment of the 2019 Convertible Notes in the first quarter of 2019	(75)
Net proceeds from the Clearway Energy, Inc. common stock offering under the ATM Program in 2018	(75)
Net payments under the revolving credit facility in 2018	55
Decrease in dividends paid to common stockholders from 2018 to 2019	36
$(164)

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
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of June 30, 2019, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. Utah Solar Portfolio, GenConn, DGPV Holdco 1, RPV Holdco, DGPV Holdco 2, and DGPV Holdco 3 are variable interest entities for which the Company is not the primary beneficiary.
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $943 million as of June 30, 2019. The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates as it related to the projects affected by PG&E bankruptcy was $426 million as of June 30, 2019. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.
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
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at June 30, 2019, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at June 30, 2019. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item — 1 Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses)/Gains	(In millions)
Fair value of contracts as of December 31, 2018	$(10)
Contracts realized or otherwise settled during the period	8
Changes in fair value	(77)
Fair value of contracts as of June 30, 2019	$(79)

	Fair value of contracts as of June 30, 2019
	Maturity
Fair Value Hierarchy (Losses)/Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$(13)	$(28)	$(17)	$(14)	$(72)
Level 3	—	—	(3)	(4)	(7)
Total	$(13)	$(28)	$(20)	$(18)	$(79)
The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As discussed below in Quantitative and Qualitative Disclosures about Market Risk - Commodity Price Risk, the Company, measures the sensitivity of the portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. The Company's risk management policy places a limit on one-day holding period VaR, which limits the net open position.
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
Interest Rate Risk
The Company is exposed to fluctuations in interest rates through its issuance of variable rate debt. Exposures to interest rate fluctuations may be mitigated by entering into derivative instruments known as interest rate swaps, caps, collars and put or call options. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument. See Item 1 — Note 6, Derivative Instruments and Hedging Activities, for more information.
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
If all of the interest rate swaps had been discontinued on June 30, 2019, the Company would have owed the counterparties $102 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of June 30, 2019, a 1% change in interest rates would result in an approximately $3.8 million change in market interest expense on a rolling twelve-month basis.
As of June 30, 2019, the fair value of the Company's debt was $6,121 million and the carrying value was $6,183 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by approximately $243 million.
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would cause a change of approximately $3 million to the net value of derivatives as of June 30, 2019.
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
Changes in Internal Control over Financial Reporting
In connection with the GIP Transaction, the Company entered into a TSA pursuant to which NRG Energy, Inc. provided information technology, systems, applications, and business processes to the Company.  A material portion of these processes terminated during the second quarter of 2019 and such services were subsequently provided by both the Company and by CEG pursuant to the CEG Master Services Agreements. Under the CEG Master Services Agreements, the Company continues to review, document and evaluate the existing internal controls over financial reporting. There were no other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of the material legal proceedings in which the Company was involved through June 30, 2019, see Note 12, Contingencies, to this Form 10-Q.
ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company's 2018 Form 10-K. There have been no material changes in the Company's risk factors since those reported in its 2018 Form 10-K.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
10.1	Second Amendment to Right of First Offer Agreement, dated August 1, 2019, by and between Clearway Energy Group LLC and Clearway Energy, Inc.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chad Plotkin.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of Mary-Lee Stillwell.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWAY ENERGY, INC. (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
Chief Executive Officer (Principal Executive Officer)

/s/ CHAD PLOTKIN
Chad Plotkin
Chief Financial Officer (Principal Financial Officer)

/s/ MARY-LEE STILLWELL
Mary-Lee Stillwell
Date: August 6, 2019	Chief Accounting Officer (Principal Accounting Officer)