Form 10-K/A
period 2019-12-31
Clearway Energy, Inc.
filed 2020-03-30
CIK 1567683

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of the last business day of the most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately$1,788,899,961 based on the closing sale prices of such shares as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 24, 2020
Common Stock, Class A, par value $0.01 per share	34,599,645
Common Stock, Class B, par value $0.01 per share	42,738,750
Common Stock, Class C, par value $0.01 per share	79,329,761
Common Stock, Class D, par value $0.01 per share	42,738,750
Documents Incorporated by Reference:
Portions of the Registrant's Definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders, filed on March 17, 2020 are incorporated by reference into Part III of the Registrant's Annual Report on Form 10-K, filed on March 2, 2020

Explanatory Note
On March 2, 2020, Clearway Energy, Inc. (the "Company") filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2019.
This Amendment No. 1 to Form 10-K (this "Amendment") of the Company is being filed solely to amend Item 15 of Part IV to include the consolidated financial statements of DGPV Holdco 3 LLC and Subsidiaries ("DGPV Holdco 3") as required under Rule 3-09 of Regulation S-X. The financial statements of DGPV Holdco 3 for its fiscal year ended December 31, 2019 were not available at the time the Company filed its Annual Report on Form 10-K. The required financial statements are now provided as Exhibit 99.1 to this Amendment.
Item 15(c) is the only portion of the Company's Annual Report on Form 10-K being supplemented or amended by this Amendment. Except as set forth herein, this Amendment does not change or update any other information set forth in the original filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, and does not reflect events occurring after the original filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2019. This Amendment consists solely of the preceding cover page, this explanatory note, the information required by Item 15(c) of Form 10-K as provided in Exhibit 99.1, an updated exhibit index, a signature page, the accountants' consent for DGPV Holdco 3 and the certifications required to be filed as exhibits hereto.

PART IV
Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of Clearway Energy, Inc. and related notes thereto, together with the reports thereon of KPMG LLP, were included in Item 15 of Clearway Energy, Inc.'s Annual Report on Form 10-K filed on March 2, 2020:
Consolidated Statements of Operations — Years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income — Years ended December 31, 2019, 2018 and 2017
Consolidated Balance Sheets — As of December 31, 2019 and 2018
Consolidated Statements of Cash Flows — Years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders' Equity — Years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
The following schedules of Clearway Energy, Inc. were filed as part of Item 15 of Clearway Energy, Inc.'s Annual Report on Form 10-K filed on March 2, 2020 and should be read in conjunction with the Consolidated Financial Statements:
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
DGPV Holdco 3 LLC Consolidated Financial Statements for the years ended December 31, 2019 and 2018 are included as Exhibit 99.1 to Amendment No. 1 to Clearway Energy, Inc.'s Annual Report on Form 10-K

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

Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 22, 2019.
4.40	Fourth Supplemental Indenture, dated as of November 21, 2019, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 22, 2019.
4.41	Indenture, dated December 11, 2019, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 12, 2019.
4.42	Form of 4.750% Senior Notes due 2028.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 12, 2019.
4.43	Description of Securities.	Incorporated herein by reference to Exhibit 4.43 to the Company's Annual Report on Form 10-K filed on March 2, 2020.
10.1	Master Services Agreement, dated as of August 31, 2018, by and among NRG Yield, Inc., NRG Yield LLC, NRG Yield Operating LLC and Zephyr Renewables LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 5, 2018.
10.2	Master Services Agreement, dated as of August 31, 2018, by and among Zephyr Renewables LLC, NRG Yield, Inc., NRG Yield LLC, and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 5, 2018.
10.3.1	Right of First Offer Agreement, dated as of August 31, 2018, by and among NRG Yield, Inc., Zephyr Renewables LLC and solely for purposes of Section 2.4, GIP III Zephyr Acquisition Partners, L.P.	Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 5, 2018.
10.3.2	First Amendment to Right of First Offer Agreement, dated February 14, 2019, by and between Clearway Energy Group LLC and Clearway Energy, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 14, 2019.
10.3.3	Second Amendment to Right of First Offer Agreement, dated August 1, 2019, by and between Clearway Energy Group LLC and Clearway Energy, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2019.
10.3.4	Third Amendment to Right of First Offer Agreement, dated as of December 6, 2019, by and between Clearway Energy Group LLC, Clearway Energy, Inc. and GIP III Zephyr Acquisition Partners, L.P.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 9, 2019.
10.4	Zephyr Voting and Governance Agreement, dated as of August 31, 2018, by and between NRG Yield, Inc. and Zephyr Renewables LLC.	Incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 5, 2018.
10.5	Third Amended and Restated Right of First Offer Agreement, dated as of August 31, 2018, by and between NRG Yield, Inc. and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 5, 2018.
10.6	Transition Services Agreement, dated August 31, 2018, by and between NRG Yield, Inc. and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on September 5, 2018.
10.7	Termination Agreement, dated as of August 31, 2018, by and among NRG Yield, Inc., NRG Yield LLC, NRG Yield Operating LLC and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on September 5, 2018.
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
Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2016.
10.20†	Employment Agreement, dated as of May 6, 2016, between NRG Yield, Inc. and Christopher S. Sotos.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A, filed on August 9, 2016.
10.21†	Amendment, dated January 1, 2018 to Employment Agreement between NRG Yield, Inc. and Christopher Sotos.	Incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on March 1, 2018.
10.22†	Form of Clearway Energy, Inc. 2013 Equity Incentive Plan Restricted Stock Unit Agreement for Officers.	Incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on February 28, 2019.
10.23†	Form of Clearway Energy, Inc. 2013 Equity Incentive Plan Restricted Stock Unit Agreement for Non-officers.	Incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 28, 2019.
10.24†	Form of Clearway Energy, Inc. 2013 Equity Incentive Plan Relative Performance Stock Unit Agreement.	Incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 28, 2019.
10.25†	Clearway Energy, Inc. Annual Incentive Plan.	Incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on February 28, 2019.
10.26†	Clearway Energy, Inc. Involuntary Severance Plan.	Incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on March 2, 2020.
10.27†	Clearway Energy, Inc. Executive Change-in-Control and General Severance Plan.	Incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on March 2, 2020.
10.28†	Clearway Energy, Inc. Key Management Change-in-Control and General Severance Plan.	Incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on March 2, 2020.
10.29^
Consent and Indemnity Agreement, dated as of February 6, 2018, by and among NRG Energy, Inc., NRG Repowering Holdings LLC, NRG Yield, Inc., and GIP III Zephyr Acquisition Partners, L.P., and NRG Yield Operating LLC (solely with respect to Sections E.5, E.6 and G.12).
Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K, filed on March 1, 2018.
10.30	Assignment and Assumption Agreement, effective as of February 26, 2019, among Clearway Energy Operating LLC and GIP III Zephyr Carlsbad Holdings, LLC.	Incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on February 28, 2019.

10.31*+	Amended and Restated Limited Liability Company Agreement of NRG DGPV Holdco 3 LLC, dated September 26, 2017 by and amount NRG Yield DGPV Holding LLC and NRG Renew DG Holdings LLC.	Incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed on March 2, 2020.
10.32*+
First Amendment to Amended and Restated Limited Liability Company Agreement, dated as of December 26, 2018, by and among DGPV Holding LLC (f/k/a NRG Yield DGPV Holding LLC), a Delaware limited liability company, and Renew DG Holdings LLC (f/k/a NRG Renew DG Holdings LLC), a Delaware limited liability company.
Incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K filed on March 2, 2020.
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

Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 15, 2015.
21.1	Subsidiaries of Clearway Energy, Inc.	Incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on March 2, 2020.
23.1	Consent of KPMG LLP.	Incorporated herein by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K filed on March 2, 2020.
23.2	Consent of KPMG LLP.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chad Plotkin.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of Mary-Lee Stillwell.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
99.1	Financial Statements of DGPV Holdco 3 LLC and Subsidiaries for the years ended December 31, 2019 and 2018.	Filed herewith.
101 INS	Inline XBRL Instance Document.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive date file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document)

†	Indicates exhibits that constitute compensatory plans or arrangements.
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

Date: March 30, 2020