Form 10-Q
period 2020-06-30
Clearway Energy, Inc.
filed 2020-08-06
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020

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
Yes ☐       No ☒
As of July 31, 2020, there were 34,599,645 shares of Class A common stock outstanding, par value $0.01 per share, 42,738,750 shares of Class B common stock outstanding, par value $0.01 per share, 80,602,613 shares of Class C common stock outstanding, par value $0.01 per share, and 42,738,750 shares of Class D common stock outstanding, par value $0.01 per share.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors in Part II of this Quarterly Report on Form 10-Q, under Item 1A — Risk Factors in Part II of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 and under Item 1A — Risk Factors in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as well as the following:
•Potential risks related to the PG&E Bankruptcy;
•The Company's ability to maintain and grow its quarterly dividend;
•Potential risks related to the Company's relationships with GIP and CEG, including the Company's ability to acquire assets from GIP or CEG;
•Potential risks related to COVID-19 or any other pandemic;
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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2019 Form 10-K	Clearway Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019
2020 Convertible Notes	$45 million aggregate principal amount of 3.25% convertible notes due 2020, issued by Clearway Energy, Inc., which were repaid on June 1, 2020
2024 Senior Notes	$500 million aggregate principal amount of 5.375% unsecured senior notes due 2024, issued by Clearway Energy Operating LLC
2025 Senior Notes	$600 million aggregate principal amount of 5.750% unsecured senior notes due 2025, issued by Clearway Energy Operating LLC
2026 Senior Notes	$350 million aggregate principal amount of 5.00% unsecured senior notes due 2026, issued by Clearway Energy Operating LLC
2028 Senior Notes	$850 million aggregate principal amount of 4.750% unsecured senior notes due 2028, issued by Clearway Energy Operating LLC
Adjusted EBITDA
A non-GAAP measure, represents earnings before interest, tax, depreciation and amortization adjusted for mark-to-market gains or losses, asset write offs and impairments; and factors which the Company does not consider indicative of future operating performance

AOCI	Accumulated Other Comprehensive Income
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates - updates to the ASC
ATM Program	At-The-Market Equity Offering Program
Bankruptcy Code	Title 11 of the U.S. Code
Bankruptcy Court	U.S. Bankruptcy Court for the Northern District of California
CAFD	A non-GAAP measure, Cash Available for Distribution is defined as of June 30, 2020 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, adjustments to reflect CAFD generated by unconsolidated investments that were not able to distribute project dividends due to the PG&E Bankruptcy as of June 30, 2020, cash receipts from notes receivable, cash distributions from noncontrolling interests, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, Walnut Creek investment payments, and changes in prepaid and accrued capacity payments, and adjusted for development expenses
CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreements	Master Services Agreements entered into as of August 31, 2018 between the Company, Clearway Energy LLC and Clearway Energy Operating LLC, and CEG
Clearway Energy LLC	The holding company through which the projects are owned by Clearway Energy Group LLC, the holder of Class B and Class D units of the Company, and Clearway Energy, Inc., the holder of the Class A and Class C units
Clearway Energy Group LLC	The holder of the Company's Class B and Class D common shares and Clearway Energy LLC's Class B and Class D units
Clearway Energy Operating LLC	The holder of the project assets that are owned by Clearway Energy LLC
COD	Commercial Operation Date
Company	Clearway Energy, Inc. together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
DGPV Holdco 1	DGPV Holdco 1 LLC
DGPV Holdco 2	DGPV Holdco 2 LLC
DGPV Holdco 3	DGPV Holdco 3 LLC

Distributed Solar	Solar power projects, typically less than 20 MW in size, that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Collectively, assets under common control acquired by the Company from NRG from January 1, 2014 through the period ended August 31, 2018 and from CEG from August 31, 2018 through the period ending June 30, 2020
Economic Gross Margin	A non-GAAP measure, energy and capacity revenue less cost of fuels
ECP	Energy Center Pittsburgh LLC, a subsidiary of the Company
EPA	U.S. Environmental Protection Agency
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GIP
Collectively, Global Infrastructure Partners III-C Intermediate AIV 3, L.P., Global Infrastructure Partners III-A/B AIV 3, L.P., Global Infrastructure Partners III-C Intermediate AIV 2, L.P., Global Infrastructure Partners III-C2 Intermediate AIV, L.P. and GIP III Zephyr Friends & Family, LLC

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

HLBV	Hypothetical Liquidation at Book Value
LIBOR	London Inter-Bank Offered Rate
March 2017 Drop Down Assets	(i) Agua Caliente Borrower 2 LLC, which owns a 16% interest (approximately 31% of NRG's 51% interest) in the Agua Caliente solar farm and (ii) NRG's 100% ownership in the Class A equity interests in the Utah Solar Portfolio (defined below), both acquired by the Company on March 27, 2017
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
Net Exposure	Counterparty credit exposure to Clearway Energy, Inc. net of collateral
NOLs	Net Operating Losses
NPPD	Nebraska Public Power District
NRG	NRG Energy, Inc.
NRG TSA	Transition Services Agreement, dated as of August 31, 2018, by and between NRG and the Company
OCL	Other comprehensive loss
O&M	Operation and Maintenance
PG&E	Pacific Gas and Electric Company
PG&E Bankruptcy	On January 29, 2019, PG&E Corporation and Pacific Gas and Electric Company filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court. On July 1, 2020, PG&E emerged from bankruptcy
PPA	Power Purchase Agreement
PTC	Production Tax Credit
RENOM	Clearway Renewable Operation & Maintenance LLC
RPV Holdco	RPV Holdco 1 LLC
RTO	Regional Transmission Organization
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2025 Senior Notes, the 2026 Senior Notes and the 2028 Senior Notes

SPP	Solar Power Partners
Tax Act	Tax Cuts and Jobs Act of 2017
Thermal Business	The Company's thermal business, which consists of thermal infrastructure assets that provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units
TSA	Transition Services Agreement
UPMC Thermal Project	The University of Pittsburgh Medical Center Thermal Project, a 73 MWt district energy system that allows ECP to provide steam, chilled water and 7.5 MW of emergency backup power service to UPMC
U.S.	United States of America
Utah Solar Portfolio	Collection consists of Four Brothers Solar, LLC, Granite Mountain Holdings, LLC, and Iron Springs Holdings, LLC, which are equity investments owned by Four Brothers Capital, LLC, Granite Mountain Capital, LLC, and Iron Springs Capital, LLC, respectively, and are part of the March 2017 Drop Down Assets acquisition that closed on March 27, 2017
Utility Scale Solar	Solar power projects, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VaR	Value at Risk
VIE	Variable Interest Entity
Wind TE Holdco	Wind TE Holdco LLC, an 814 net MW portfolio of twelve wind projects

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Operating Revenues
Total operating revenues	$329	$284	$587	$501
Operating Costs and Expenses
Cost of operations	87	78	180	160
Depreciation, amortization and accretion	99	90	201	176
Impairment losses	—	19	—	19
General and administrative	12	7	21	13
Transaction and integration costs	—	1	1	2
Development costs	1	2	2	3
Total operating costs and expenses	199	197	405	373
Operating Income	130	87	182	128
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	16	11	3	14
Gain on sale of unconsolidated affiliate	49	—	49	—
Other income, net	—	1	2	4
Loss on debt extinguishment	—	(1)	(3)	(1)
Interest expense	(93)	(130)	(260)	(231)
Total other expense, net	(28)	(119)	(209)	(214)
Income (Loss) Before Income Taxes	102	(32)	(27)	(86)
Income tax expense (benefit)	26	4	4	(3)
Net Income (Loss)	76	(36)	(31)	(83)
Less: Income (loss) attributable to noncontrolling interests and redeemable interests	29	(12)	(49)	(39)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$47	$(24)	$18	$(44)
Earnings (Losses) Per Share Attributable to Clearway Energy, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic and diluted	35	35	35	35
Weighted average number of Class C common shares outstanding - basic and diluted	80	73	79	73
Earnings (Losses) per Weighted Average Class A and Class C Common Share - Basic and Diluted	$0.41	$(0.22)	$0.16	$(0.41)
Dividends Per Class A Common Share	$0.21	$0.20	$0.42	$0.40
Dividends Per Class C Common Share	$0.21	$0.20	$0.42	$0.40

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2020	2019	2020	2019
Net Income (Loss)	$76	$(36)	$(31)	$(83)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivatives, net of income tax expense (benefit) of $1, $0, $(1), $0	4	5	(8)	3
Other comprehensive income (loss)	4	5	(8)	3
Comprehensive Income (Loss)	80	(31)	(39)	(80)
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable interests	31	(10)	(53)	(38)
Comprehensive Income (Loss) Attributable to Clearway Energy, Inc.	$49	$(21)	$14	$(42)

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except shares)	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$175	$155
Restricted cash	241	262
Accounts receivable — trade	161	116
Accounts receivable — affiliate	—	2
Inventory	41	40
Prepayments and other current assets	36	33
Total current assets	654	608
Property, plant and equipment, net	6,256	6,063
Other Assets
Equity investments in affiliates	971	1,183
Intangible assets, net	1,393	1,428
Deferred income taxes	95	92
Right of use assets, net	257	223
Other non-current assets	110	103
Total other assets	2,826	3,029
Total Assets	$9,736	$9,700
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$357	$1,824
Accounts payable — trade	41	74
Accounts payable — affiliate	21	31
Derivative instruments	41	16
Accrued interest expense	55	41
Accrued expenses and other current liabilities	40	71
Total current liabilities	555	2,057
Other Liabilities
Long-term debt	6,377	4,956
Derivative instruments	192	76
Long-term lease liabilities	260	227
Other non-current liabilities	120	121
Total non-current liabilities	6,949	5,380
Total Liabilities	7,504	7,437
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 200,678,701 shares issued and outstanding (Class A 34,599,645, Class B 42,738,750, Class C 80,601,556, Class D 42,738,750) at June 30, 2020 and 198,819,999 shares issued and outstanding (Class A 34,599,645, Class B 42,738,750, Class C 78,742,854, Class D 42,738,750) at December 31, 2019	1	1
Additional paid-in capital	1,934	1,936
Accumulated deficit	(54)	(72)
Accumulated other comprehensive loss	(19)	(15)
Noncontrolling interest	370	413
Total Stockholders' Equity	2,232	2,263
Total Liabilities and Stockholders' Equity	$9,736	$9,700
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2020	2019
	(In millions)
Cash Flows from Operating Activities
Net loss	$(31)	$(83)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(3)	(14)
Distributions from unconsolidated affiliates	10	22
Depreciation, amortization and accretion	201	176
Amortization of financing costs and debt discounts	8	7
Amortization of intangibles and out-of-market contracts	45	35
Loss on debt extinguishment	3	1
Right-of-use asset amortization	(1)	3
Gain on sale of unconsolidated affiliate	(49)	—
Impairment losses	—	19
Changes in deferred income taxes	4	(3)
Changes in derivative instruments	100	70
Loss on disposal of asset components	—	7
Cash used in changes in other working capital
Changes in prepaid and accrued liabilities for tolling agreements	(77)	(60)
Changes in other working capital	(26)	(30)
Net Cash Provided by Operating Activities	184	150
Cash Flows from Investing Activities
Acquisitions	—	(100)
Partnership interest acquisition	—	(6)
Buyout of Wind TE Holdco noncontrolling interest	—	(19)
Consolidation of DGPV Holdco 3 LLC	17	—
Capital expenditures	(83)	(96)
Return of investment from unconsolidated affiliates	23	17
Investments in unconsolidated affiliates	(10)	(9)
Proceeds from sale of assets	90	—
Insurance proceeds	3	—
Other	—	2
Net Cash Provided by (Used in) Investing Activities	40	(211)
Cash Flows from Financing Activities
Net contributions (distributions) from noncontrolling interests	154	(11)
Buyout of Repowering Partnership II LLC noncontrolling interest	(70)	—
Net proceeds from the issuance of common stock	38	—
Payments of dividends and distributions	(84)	(77)
Payments of debt issuance costs	(2)	(15)
Proceeds from the revolving credit facility	265	22
Payments for the revolving credit facility	(265)	(22)
Proceeds from the issuance of long-term debt	286	493
Payments for long-term debt	(547)	(616)
Net Cash Used in Financing Activities	(225)	(226)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(1)	(287)
Cash, Cash Equivalents and Restricted Cash at beginning of period	417	583
Cash, Cash Equivalents and Restricted Cash at end of period	$416	$296

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2020
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
Balances at December 31, 2019	$—	$1	$1,936	$(72)	$(15)	$413	$2,263
Net loss	—	—	—	(29)	—	(78)	(107)
Unrealized loss on derivatives, net of tax	—	—	—	—	(6)	(6)	(12)
Contributions from CEG, cash	—	—	—	—	—	4	4
Contributions from tax equity interests, net of distributions, cash	—	—	—	—	—	150	150
Net proceeds from the issuance of common stock under the ATM Program	—	—	10	—	—	—	10
Distributions to tax equity investors, non-cash	—	—	—	—	—	(2)	(2)
Common stock dividends and distributions to CEG	—	—	(24)	—	—	(18)	(42)
Balances at March 31, 2020	$—	$1	$1,922	$(101)	$(21)	$463	$2,264
Net income	—	—	—	47	—	29	76
Unrealized gain on derivatives, net of tax	—	—	—	—	2	2	4
Contributions from CEG, non-cash	—	—	—	—	—	8	8
Contributions from CEG, cash	—	—	—	—	—	2	2
Distributions to tax equity interests, net of contributions, cash.	—	—	—	—	—	(3)	(3)
Consolidation of DGPV Holdco 3	—	—	—	—	—	(43)	(43)
Buyout of Repowering Partnership II LLC noncontrolling interest	—	—	—	—	—	(70)	(70)
Stock-based compensation	—	—	1	—	—	—	1
Non-cash adjustment for change in tax basis	—	—	7	—	—	—	7
Net proceeds from the issuance of common stock under the ATM Program	—	—	28	—	—	—	28
Common stock dividends and distributions to CEG	—	—	(24)	—	—	(18)	(42)
Balances at June 30, 2020	$—	$1	$1,934	$(54)	$(19)	$370	$2,232

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2019

(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
Balances at December 31, 2018	$—	$1	$1,897	$(58)	$(18)	$402	$2,224
Net loss	—	—	—	(20)	—	(27)	(47)
Unrealized loss on derivatives, net of tax	—	—	—	—	(1)	(1)	(2)
Buyout of Wind TE Holdco noncontrolling interest	—	—	(5)	—	—	(14)	(19)
Contributions from tax equity interests, net of distributions, cash	—	—	—	—	—	19	19
Contributions from CEG for Oahu Partnership, non-cash	—	—	—	—	—	12	12
Cumulative effect of change in the accounting principle	—	—	—	(2)	—	(1)	(3)
Common stock dividends and distributions to CEG	—	—	(22)	—	—	(17)	(39)
Balances at March 31, 2019	$—	$1	$1,870	$(80)	$(19)	$373	$2,145
Net loss	—	—	—	(24)	—	(12)	(36)
Unrealized gain on derivatives, net of tax	—	—	—	—	3	2	5
Distributions to noncontrolling interests, net of contributions, cash	—	—	—	—	—	(30)	(30)
Contributions from CEG for Kawailoa, Repowering Partnerships, non-cash	—	—	—	—	—	6	6
Stock-based compensation	—	—	1	(1)	—	—	—
Non-cash adjustment for change in tax basis of assets	—	—	2	—	—	—	2
Common stock dividends and distributions to CEG	—	—	(21)	—	—	(17)	(38)
Balances at June 30, 2019	$—	$1	$1,852	$(105)	$(16)	$322	$2,054

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
The Company’s environmentally-sound asset portfolio includes over 5,991 MW of wind, solar and natural gas-fired power generation facilities. Through this diversified and contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. Nearly all of these assets sell substantially all of their output pursuant to long-term offtake agreements with creditworthy counterparties. The weighted average remaining contract duration of these offtake agreements was approximately 13 years as of June 30, 2020 based on CAFD. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,453 net MWt and electric generation capacity of 36 net MW. These thermal infrastructure assets provide steam, hot and/or chilled water, and, in some instances, electricity to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.
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
As a result of the Class C common stock issuance under the ATM Program during the six months ended June 30, 2020, the Company owns 57.41% of the economic interests of Clearway Energy LLC, with CEG retaining 42.59% of the economic interests of Clearway Energy LLC as of June 30, 2020. For further discussion, see Note 9, Changes in Capital Structure.

The following table represents the structure of the Company as of June 30, 2020:

GIP III Zephyr Acquisition Partners, L.P.
Clearway Energy Group LLC
Public shareholders
Class B Common Stock and Class D Common Stock Aggregate 54.94% Voting Interest
Class B Units and Class D Units Aggregate 42.59% Economic Interest
Clearway Energy, Inc.
Class A Common Stock and Class C Common Stock Aggregate 45.06% Voting Interest
Sole Managing Member Class A Units and Class C Units Aggregate 57.41% Economic Interest
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
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of June 30, 2020, and the results of operations, comprehensive income (loss) and cash flows for the six months ended June 30, 2020 and 2019.
PG&E Bankruptcy Update
During 2019, PG&E, one of the Company's largest customers, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California, or the Bankruptcy Court. On January 31, 2020, PG&E filed with the Bankruptcy Court a Chapter 11 plan of reorganization, as amended, or the PG&E Plan. On June 20, 2020, the Bankruptcy Court confirmed the PG&E Plan, which provided for PG&E to assume all of its PPAs with the Company. On July 1, 2020, PG&E emerged from bankruptcy and assumed the Company's contracts without modification. In addition, PG&E paid to the Company's applicable projects the portion of the invoices corresponding to the electricity delivered for the period between January 1 and January 28, 2019. These invoices related to the pre-petition period services and any payment therefore required the approval by the Bankruptcy Court. A description of changes to the financial statements resulting from PG&E's emergence from bankruptcy is noted below in Note 2, Summary of Significant Accounting Policies, Note 5, Fair Value of Financial Instruments and Note 7, Long-term Debt.

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
Cash and Cash Equivalents, and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at project subsidiaries was $116 million and $125 million as of June 30, 2020 and December 31, 2019, respectively. After PG&E emerged from bankruptcy on July 1, 2020, $50 million of cash distributions were paid out of distribution reserve accounts at subsidiaries affected by the PG&E Bankruptcy to Clearway Energy Operating LLC as of July 31, 2020.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	June 30, 2020	December 31, 2019
	(In millions)
Cash and cash equivalents	$175	$155
Restricted cash	241	262
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$416	$417
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company's projects that are restricted in their use. As of June 30, 2020, these restricted funds were comprised of $80 million designated to fund operating expenses, approximately $20 million designated for current debt service payments, and $56 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $85 million is held in distributions reserve accounts. As of June 30, 2020, $14 million of cash that was restricted pending the outcome of the PG&E Bankruptcy was reclassified into cash and cash equivalents.
Accumulated Depreciation, Accumulated Amortization
The following table presents the accumulated depreciation included in the property, plant and equipment, net, and accumulated amortization included in intangible assets, net, respectively, as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$2,036	$1,880
Intangible Assets Accumulated Amortization	439	394
Dividends to Class A and Class C common stockholders
The following table lists the dividends paid on the Company's Class A common stock and Class C common stock during the six months ended June 30, 2020:

	Second Quarter 2020	First Quarter 2020
Dividends per Class A share	$0.21	$0.21
Dividends per Class C share	$0.21	$0.21
Dividends on the Class A common stock and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
On July 30, 2020, the Company declared quarterly dividends on its Class A common stock and Class C common stock of $0.3125 per share payable on September 15, 2020, to stockholders of record as of September 1, 2020.

Noncontrolling Interests
Clearway Energy LLC Distributions to CEG
The following table lists distributions paid to CEG during the period ended June 30, 2020 on Clearway Energy LLC's Class B and D units:

	Second Quarter 2020	First Quarter 2020
Distributions per Class B Unit	$0.21	$0.21
Distributions per Class D Unit	$0.21	$0.21
On July 30, 2020, Clearway Energy LLC declared a distribution on its Class B and Class D units of $0.3125 per unit payable on September 15, 2020 to unit holders of record as of September 1, 2020.
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
Thermal Revenues
Steam and chilled water revenue is recognized as the Company transfers the product to the customer, based on customer usage as determined by meter readings taken at month-end. Some locations read customer meters throughout the month and recognize estimated revenue for the period between meter read date and month-end. For thermal contracts, the Company’s performance obligation to deliver steam and chilled water is satisfied over time and revenue is recognized based on the invoiced amount. The Thermal Business subsidiaries collect, and remit state and local taxes associated with sales to their customers, as required by governmental authorities. These taxes are presented on a net basis in the income statement.
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

Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers along with the reportable segment for each category for the three and six months ended June 30, 2020 and 2019 respectively:

	Three months ended June 30, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$1	$195	$22	$218
Capacity revenue(a)	112	—	12	124
Contract amortization	(6)	(16)	—	(22)
Other revenue	—	4	8	12
Mark-to-market for economic hedges	—	(3)	—	(3)
Total operating revenue	107	180	42	329
Less: Mark-to-market for economic hedges	—	3	—	3
Less: Lease revenue	(113)	(181)	—	(294)
Less: Contract amortization	6	16	—	22
Total revenue from contracts with customers	$—	$18	$42	$60
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$1	$181	$—	$182
Capacity revenue	112	—	—	112
Total	$113	$181	$—	$294

	Six months ended June 30, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$3	$320	$50	$373
Capacity revenue(a)	219	—	26	245
Contract amortization	(12)	(31)	(1)	(44)
Other revenue	—	6	15	21
Mark-to-market for economic hedges	—	(8)	—	(8)
Total operating revenue	210	287	90	587
Less: Mark-to-market for economic hedges	—	8	—	8
Less: Lease revenue	(222)	(296)	(1)	(519)
Less: Contract amortization	12	31	1	44
Total revenue from contracts with customers	$—	$30	$90	$120
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$3	$296	$1	$300
Capacity revenue	219	—	—	219
Total	$222	$296	$1	$519

	Three months ended June 30, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$1	$166	$26	$193
Capacity revenue(a)	85	—	14	99
Contract amortization	(2)	(15)	—	(17)
Other revenue	—	2	7	9
Total operating revenue	84	153	47	284
Less: Lease revenue	(86)	(157)	(1)	(244)
Less: Contract amortization	2	15	—	17
Total revenue from contracts with customers	$—	$11	$46	$57
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$1	$157	$1	$159
Capacity revenue	85	—	—	85
Total	$86	$157	$1	$244

	Six months ended June 30, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$2	$274	$58	$334
Capacity revenue(a)	164	—	27	191
Contract amortization	(3)	(30)	(1)	(34)
Mark-to-market for economic hedges	—	(7)	—	(7)
Other revenue	—	4	13	17
Total operating revenue	163	241	97	501
Less: Mark-to-market for economic hedges	—	7	—	7
Less: Lease revenue	(166)	(256)	(1)	(423)
Less: Contract amortization	3	30	1	34
Total revenue from contracts with customers	$—	$22	$97	$119
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$2	$256	$1	$259
Capacity revenue	164	—	—	164
Total	$166	$256	$1	$423

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
Contract Balances
The following table reflects the contract assets and liabilities included on the Company’s balance sheet as of June 30, 2020:

(In millions)
Accounts receivable, net - Contracts with customers	$39
Accounts receivable, net - Leases	122
Total accounts receivable, net	$161

Recently Issued Accounting Standards Adopted in 2020
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
Recently Issued Accounting Standards Not Yet Adopted
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
Note 3 — Acquisition and Dispositions
2019 Acquisition
Duquesne University District Energy System Acquisition — On May 1, 2019, the Company, through its indirect subsidiary ECP Uptown Campus LLC, acquired the Duquesne University district energy system, totaling 87 combined MWt, located in Pittsburgh, PA. As part of the acquisition, Duquesne University entered into a 40-year Energy Services Agreement through which ECP Uptown Campus LLC will fulfill the university's electricity, chilled water and steam requirements in exchange for monthly capacity payments. The transaction is reflected in the Company's Thermal segment. The total investment for the project was approximately $107 million.
2020 Dispositions
Sale of RPV Holdco 1 LLC — On May 14, 2020, the Company sold its interests in RPV Holdco 1 LLC, or RPV Holdco, to a third party for net proceeds of approximately $75 million. The Company previously accounted for its interest in RPV Holdco as an equity method investment. The sale of the investment resulted in a gain of approximately $49 million.
Sale of Energy Center Dover LLC and Energy Center Smyrna LLC Assets — On March 3, 2020, the Company, through Clearway Thermal LLC, sold 100% of its interests in Energy Center Dover LLC and Energy Center Smyrna LLC to DB Energy Assets, LLC.

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
Summarized financial information for the Company's consolidated VIEs consisted of the following as of June 30, 2020:

(In millions)	Oahu Solar Partnership	Kawailoa Partnership	Elbow Creek TE Holdco	Wildorado TE Holdco	DGPV Holdco 3	Alta TE Holdco	Spring Canyon	Buckthorn Renewables LLC	Other (a)
Other current and non-current assets	$26	$23	$10	$19	$63	$61	$3	$3	$5
Property, plant and equipment	183	144	104	249	330	369	84	211	8
Intangible assets	—	—	1	—	1	231	—	—	—
Total assets	209	167	115	268	394	661	87	214	13
Current and non-current liabilities	127	117	26	12	281	44	6	7	3
Total liabilities	127	117	26	12	281	44	6	7	3
Noncontrolling interest	30	40	75	109	6	44	35	66	—
Net assets less noncontrolling interests	$52	$10	$14	$147	$107	$573	$46	$141	$10
(a) Other is comprised of Crosswinds and Hardin projects.
The discussion below describes material changes to VIEs during the six months ended June 30, 2020.
DGPV Holdco 3 LLC
DGPV Holdco 3 owns approximately 113 MW of distributed solar capacity, based on cash to be distributed, with a weighted average remaining contract life of approximately 21 years as of June 30, 2020. On May 29, 2020, the final construction projects for DGPV Holdco 3 were placed in service which resulted in a reconsideration event for consolidation of the entity. Upon the reconsideration event, the Company determined that it was the primary beneficiary of DGPV Holdco 3, as it is entitled to 99% of allocations of income and cash distributions from the entity. As such, effective on May 29, 2020, the Company consolidates DGPV Holdco 3, and shows the interest owned by CEG as noncontrolling interest. DGPV Holdco 3 owns an interest in two tax equity funds with tax equity investors, both of which are consolidated by DGPV Holdco 3, and the interests owned by the tax equity investors are shown as noncontrolling interests. The Company removed its investment in DGPV Holdco 3 of $155 million as of May 29, 2020 and recorded the difference between the net assets consolidated and the investment balance as a reduction to noncontrolling interests.

The following table shows the balances that were consolidated effective on May 29, 2020:

(In millions)	May 29, 2020
Current assets	$32
Property, plant and equipment	330
Intangible assets	1
Other non-current assets	37
Total assets	$400
Debt	206
Other current and non-current liabilities	84
Total liabilities	$290
Noncontrolling interests and redeemable noncontrolling interests	6
Net assets less noncontrolling interests	$104

Prior to the reconsideration event described above, the Company invested $10 million of cash in DGPV Holdco 3 during the six months ended June 30, 2020.
Repowering Partnership II LLC

On May 11, 2020, the Company acquired CEG's interest in Repowering Partnership II LLC, for cash consideration of $70 million. Repowering Partnership II LLC is no longer a VIE and subsequent to the acquisition, is a wholly-owned subsidiary of the Company. Repowering Partnership II LLC continues to own interests in two VIEs, Wildorado Repowering Tax Equity Holdco LLC, or Wildorado TE Holdco, and Elbow Creek Repowering Tax Equity Holdco LLC, or Elbow Creek TE Holdco. The Company removed the related noncontrolling interest balance of $8 million and recorded the difference between the cash paid and the noncontrolling interest balance removed as a reduction to noncontrolling interests.
On February 7, 2020, a third party tax equity investor purchased 100% of the Class A membership interests in Wildorado TE Holdco, for $148 million. In addition, the Company contributed $112 million to Wildorado TE Holdco. The combined proceeds were used to repay construction debt under the Repowering Partnership Holdco credit agreement, as described in Note 7, Long-term Debt. The third party tax equity investor, or Wildorado Investor, will receive 99% of allocations of taxable income and other items until the Wildorado Investor obtains a specified return on its initial investment, or the last day of the PTC period, whichever occurs sooner. At such time, the allocations to the Wildorado Investor will change to 5%. Until such time, the Wildorado Investor will receive a variable percentage of cash distributions. Wildorado TE Holdco is a VIE and the Repowering Partnership II LLC is the primary beneficiary through its position as managing member. As a result, the Company consolidates Wildorado TE Holdco, with the Wildorado Investor's interest shown as noncontrolling interest. In connection with the Wildorado TE Holdco closing, the allocations of income at Repowering Partnership II LLC changed to 60.14% for Wind TE Holdco LLC (the Company member) and 39.86% for CWSP Wildorado Elbow Holding LLC (the CEG member). As noted above, CEG no longer has an interest in Repowering Partnership II LLC as of June 30, 2020.
The Company utilizes the HLBV method to determine the net income or loss allocated to tax equity noncontrolling interest. The Company recorded a loss of $8 million and $36 million attributable to the noncontrolling interest of Wildorado TE Holdco for the three and six months ending June 30, 2020 and recorded a loss of $6 million and $8 million attributable to the noncontrolling interest of Elbow Creek TE Holdco for the three and six months ending June 30, 2020, respectively.
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

The Company's maximum exposure to loss as of June 30, 2020 is limited to its equity investment in the unconsolidated entities, as further summarized in the table below:

Name	Economic Interest	Investment Balance
		(In millions)
Utah Solar Portfolio (a)	50%	$276
Desert Sunlight (b)	25%	276
Agua Caliente Solar (b)	16%	99
GenConn	50%	92
DGPV Holdco 1 LLC (c)	95%	82
DGPV Holdco 2 LLC (c)	95%	63
San Juan Mesa	75%	45
Elkhorn Ridge	66.7%	42
Avenal (b)	50%	(4)
		$971

(a) Economic interest based on cash to be distributed. Four Brothers Solar, LLC, Granite Mountain Holdings, LLC and Iron Springs Holdings, LLC are tax equity structures and VIEs.
(b) Entities that have PPAs with PG&E. For further update on PG&E Bankruptcy see Note 1— Nature of Business.
(c) Economic interest based on cash to be distributed. DGPV Holdco 1 LLC and DGPV Holdco 2 LLC, are tax equity structures and VIEs.
The following tables present summarized financial information for the Company's equity method investments:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2020	2019	2020	2019
Income Statement Data:
DGPV Holdco 3 (a)
Operating revenue	$7	$8	$14	$12
Operating income	4	4	6	5
Net income (loss)	4	9	(12)	9
RPV Holdco (b)
Operating revenue	2	3	6	7
Operating income	—	—	—	1
Net (loss) income	—	(2)	3	(3)
GenConn
Operating revenue	15	15	29	31
Operating income	7	7	13	14
Net income	4	5	8	9
Desert Sunlight
Operating revenue	59	57	95	92
Operating income	42	37	63	53
Net income	25	16	28	20
Other (c)
Operating revenue	81	79	136	131
Operating income	40	34	52	44
Net income	$32	$20	$22	$16

(a) Year to date as of the reconsideration event on May 29, 2020.
(b) Year to date as of the sale on May 14, 2020 as described in Note 3, Acquisition and Dispositions.
(c) Includes Agua Caliente, DGPV Holdco 1, DGPV Holdco 2, Elkhorn Ridge, Utah Solar Portfolio and San Juan Mesa.

	As of June 30, 2020	As of December 31, 2019
Balance Sheet Data:	(In millions)
DGPV Holdco 3 (a)
Current assets	$—	$39
Non-current assets	—	371
Current liabilities	—	61
Non-current liabilities	—	216
Redeemable noncontrolling interest	—	(1)
RPV Holdco (a)
Current assets	—	2
Non-current assets	—	162
Current liabilities	—	1
Non-current liabilities	—	8
Redeemable noncontrolling interest	—	31
GenConn
Current assets	36	37
Non-current assets	352	342
Current liabilities	14	16
Non-current liabilities	190	176
Desert Sunlight
Current assets	261	209
Non-current assets	1,271	1,296
Current liabilities	545	545
Non-current liabilities	482	484
Other (b)
Current assets	275	220
Non-current assets	2,807	2,879
Current liabilities	71	785
Non-current liabilities	991	277

(a) As of June 30, 2020, these are no longer equity method investments
(b) Includes Agua Caliente, DGPV Holdco 1, DGPV Holdco 2, Elkhorn Ridge, Utah Solar Portfolio and San Juan Mesa.

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

For cash and cash equivalents, restricted cash, accounts receivable, accounts receivable - affiliate, accounts payable, accounts payable - affiliate, accrued expenses and other liabilities, the carrying amounts approximate fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of June 30, 2020		As of December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In millions)
Long-term debt, including current portion (a)	$6,813	$6,917	$6,858	$6,957

(a) Excludes net debt issuance costs, which are recorded as a reduction to long-term debt on the Company's consolidated balance sheets.
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of non-publicly traded long-term debt of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020		As of December 31, 2019
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$1,849	$5,068	$1,736	$5,221

Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2020		As of December 31, 2019
	Fair Value (a)		Fair Value (a)
(In millions)	Level 2	Level 3	Level 2	Level 3
Derivative liabilities:
Commodity contracts	$1	$17	$—	$9
Interest rate contracts	215	—	83	—
Total liabilities	$216	$17	$83	$9
(a) There were no derivative assets classified as Level 1, Level 2 or Level 3 and no liabilities classified as Level 1 as of June 30, 2020 and as of December 31, 2019.
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the condensed consolidated financial statements using significant unobservable inputs:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)		Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(14)	$(7)	$(9)	$—
Total losses for the period included in earnings	(3)	—	(8)	—
Purchases	—	—	—	(7)
Ending balance	$(17)	$(7)	$(17)	$(7)
Change in unrealized losses included in earnings for derivatives held as of June 30, 2020	$(3)		$(8)
Derivative Fair Value Measurements
The Company's contracts are non-exchange-traded and valued using prices provided by external sources. For some of the Company’s energy contracts, management receives quotes from multiple sources. To the extent that multiple quotes are received, the prices reflect the average of the bid-ask mid-point prices obtained from all sources believed to provide the most liquid market for the commodity. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of the observable market data with similar characteristics. As of June 30, 2020, contracts valued with prices provided by models and other valuation techniques make up 7% of derivative liabilities.
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

The following tables quantify the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of June 30, 2020:

	June 30, 2020
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
(In millions)
Power Contracts	$—	$(17)	Discounted Cash Flow	Forward Market Price (per MWh)	8.71	40.55	16.07
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of June 30, 2020:

Significant Observable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the net exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of June 30, 2020, the non-performance reserve was a $13 million gain recorded primarily in interest expense in the consolidated statements of operations. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
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
On January 31, 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On June 20, 2020, the Bankruptcy Court confirmed the PG&E Plan, which provided for PG&E to assume all of its PPAs with the Company. On July 1, 2020, PG&E emerged from bankruptcy. The Company had $5 million in accounts receivable due from PG&E for its consolidated projects that was previously recorded to non-current assets, and reclassified to current assets as of June 30, 2020, all of which was received in July of 2020.

Note 6 — Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Note 7, Accounting for Derivative Instruments and Hedging Activities, to the consolidated financial statements included in the Company's 2019 Form 10-K.
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. As of June 30, 2020, the Company had interest rate derivative instruments on non-recourse debt extending through 2043, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.
Energy-Related Commodities
As of June 30, 2020, the Company had energy-related derivative instruments extending through 2029. At June 30, 2020, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy of the Company's open derivative transactions broken out by type:

		Total Volume
		June 30, 2020	December 31, 2019
Commodity	Units	(In millions)
Natural Gas	MMBtu	2	2
Power	MWh	(2)	(2)
Interest	Dollars	$1,965	$1,788
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Liabilities
	June 30, 2020	December 31, 2019
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$8	$3
Interest rate contracts long-term	20	11
Total Derivatives Designated as Cash Flow Hedges	28	14
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	32	13
Interest rate contracts long-term	155	56
Commodity contracts current	1	—
Commodity contracts long-term	17	9
Total Derivatives Not Designated as Cash Flow Hedges	205	78
Total Derivatives	$233	$92

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of June 30, 2020 and December 31, 2019, there was no outstanding collateral paid or received. The following tables summarize the offsetting of derivatives by the counterparty master agreement level as of June 30, 2020 and December 31, 2019:

As of June 30, 2020	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative liabilities	$(18)	$1	$(17)
Total commodity contracts	(18)	1	(17)
Interest rate contracts:
Derivative liabilities	(215)	(1)	(216)
Total interest rate contracts	(215)	(1)	(216)
Total derivative instruments	$(233)	$—	$(233)

As of December 31, 2019	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts:	(In millions)
Derivative liabilities	$(9)	$(1)	$(10)
Total commodity contracts	(9)	(1)	(10)
Interest rate contracts:
Derivative liabilities	(83)	1	(82)
Total interest rate contracts	(83)	1	(82)
Total derivative instruments	$(92)	$—	$(92)

Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In millions)
Accumulated OCL beginning balance	$(43)	$(40)	$(31)	$(38)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	1	14	3	17
Mark-to-market of cash flow hedge accounting contracts	3	(9)	(11)	(14)
Accumulated OCL ending balance, net of income tax benefit of $7, $6, $7 and $6, respectively	(39)	(35)	(39)	(35)
Accumulated OCL attributable to noncontrolling interests	(20)	(19)	(20)	(19)
Accumulated OCL attributable to Clearway Energy, Inc.	$(19)	$(16)	$(19)	$(16)
Losses expected to be realized from OCL during the next 12 months, net of income tax benefit of $4	$(10)		$(10)

Impact of Derivative Instruments on the Statements of Operations
Gains and losses related to the Company's derivatives are recorded in the consolidated statements of operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In millions)
Interest Rate Contracts (Interest Expense)	$(13)	$(36)	$(92)	$(54)
Mark-to-market economic hedging activities (a)	(3)	—	(8)	—

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

Note 7 — Long-term Debt
This note should be read in conjunction with the complete description under Note 10, Long-term Debt, to the consolidated financial statements included in the Company's 2019 Form 10-K. Long-term debt consisted of the following:

	June 30, 2020	December 31, 2019	June 30, 2020, interest rate % (a)	Letters of Credit Outstanding at June 30, 2020
	(In millions, except rates)
2020 Convertible Notes (e)	$—	$45	3.250
2024 Senior Notes (b)	—	88	5.375
2025 Senior Notes	600	600	5.750
2026 Senior Notes	350	350	5.000
2028 Senior Notes	850	600	4.750
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2023 (c)	—	—	L+2.00	56
Project-level debt:
Alpine, due 2022 (d)	117	119	L+2.00	8
Alta Wind I-V lease financing arrangements, due 2034 and 2035	816	844	5.696 - 7.015	29
Buckthorn Solar, due 2025	128	129	L+1.750	26
Carlsbad Holdco, due 2038	215	216	4.210	9
Carlsbad Energy Holdings LLC, due 2027 and 2038	582	582	various	81
Chestnut Borrower, LLC, due 2024	110	—	L+2.50	8
CS4 Borrower, due 2026	104	—	L+2.00	4
CVSR, due 2037 (d)	684	696	2.339 - 3.775	—
CVSR Holdco Notes, due 2037 (d)	176	182	4.680	13
Duquesne, due 2059	95	95	4.620	—
El Segundo Energy Center, due 2023	269	303	L+1.75 - L+2.375	138
Energy Center Minneapolis Series D, E, F, G, H Notes, due 2025-2037	327	328	various	—
Laredo Ridge, due 2028	81	84	L+2.125	10
Kansas South, due 2030 (d)	23	24	L+2.25	2
Kawailoa Solar Holdings LLC, due 2026	82	82	L+1.375	15
Marsh Landing, due 2023 (d)	190	206	L+2.125	27
Oahu Solar Holdings LLC, due 2026	91	91	L+1.375	17
Repowering Partnership Holdco LLC, due 2020 (b)	—	228	L+.85	—
South Trent, due 2028	40	43	L+1.350	12
Tapestry, due 2031	149	156	L+1.375	18
Utah Solar Portfolio, due 2022	247	254	L+2.625	13
Viento, due 2023	35	42	L+2.00	14
Walnut Creek, due 2023	161	175	L+1.75	92
Other	286	296	various	34
Subtotal project-level debt:	5,008	5,175
Total debt	6,808	6,858
Less current maturities	(357)	(1,824)
Less net debt issuance costs	(79)	(78)
Add premiums(f)	5	—
Total long-term debt	$6,377	$4,956
(a) As of June 30, 2020, L+ equals 3 month LIBOR plus x%, except for Viento, due 2023 and Kansas South, due 2030 where L+ equals 6 month LIBOR plus x% and Utah Solar Portfolio, where L+ equals 1 month LIBOR plus 2.625%
(b) Repaid in the first quarter of 2020, as further described below
(c) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement
(d) Entities affected by PG&E Bankruptcy, see further discussion below
(e) Matured and repaid on June 1, 2020
(f) Premiums relate to the 2028 Senior Notes

The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of June 30, 2020, the Company was in compliance with all of the required covenants, other than any covenants impacted by the PG&E Bankruptcy, as discussed below. The discussion below describes material changes to or additions of long-term debt for the six months ended June 30, 2020.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
As of June 30, 2020, the Company had no outstanding borrowings under the revolving credit facility and $56 million in letters of credit outstanding. During the six months ended June 30, 2020, the Company borrowed $265 million under the revolving credit facility, and subsequently repaid $265 million utilizing the proceeds from the issuance of additional 2028 Senior Notes, as described below, and cash on hand.
2028 Senior Notes
On May 21, 2020, the Company completed the issuance of an additional $250 million in aggregate principal amount of its 4.750% Senior Notes due 2028. The 2028 Senior Notes bear interest at 4.75% and mature on March 15, 2028. Interest on the 2028 Senior Notes is payable semi-annually on March 15 and September 15 of each year, and interest payments will commence on September 15, 2020. The 2028 Senior Notes are unsecured obligations of Clearway Energy Operating, LLC and are guaranteed by Clearway Energy, LLC and by certain of Clearway Energy Operating LLC’s wholly owned current and future subsidiaries. The notes were issued at a price of 102% of par plus accrued interest from December 11, 2019. The net proceeds were utilized to repay the $45 million outstanding principal amount of the Company's 2020 Convertible Notes on June 1, 2020, as well as to repay amounts outstanding under the Company’s revolving credit facility and for general corporate purposes.
2024 Senior Notes Redemption
On January 3, 2020, the Company redeemed the $88 million aggregate principal amount of the 2024 Senior Notes that remained outstanding following the Company's tender offer for the 2024 Senior Notes in December 2019. The redemption was effectuated at a premium of 102.7% for a total consideration of $90 million and as a result, the Company recorded a loss on debt extinguishment in the amount of $3 million, which also included the write off of previously deferred financing fees related to the 2024 Senior Notes.
Project - level Debt
PG&E Bankruptcy
As of June 30, 2020, distributions from all PG&E affected projects to Clearway Energy Operating LLC were prohibited under the related debt agreements. On July 1, 2020, PG&E emerged from bankruptcy and assumed the Company's contracts without modification. In addition, PG&E paid to the Company's applicable projects the portion of the invoices corresponding to the electricity delivered between January 1 and January 28, 2019. These invoices related to the pre-petition period services and any payment therefore required the approval of the Bankruptcy Court. The Company has reclassified the related debt to non-current based on its original maturity as of June 30, 2020.
Repowering Partnership Holdco LLC, due 2020
In February 2020, the Company repaid $260 million of construction debt outstanding under the construction loan facility. The repayment was effectuated with the proceeds from the tax equity contributions for Wildorado TE Holdco, as further descried in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities as well as with the contributions by the Company.
Consolidation of DGPV Holdco 3
Upon consolidation of DGPV Holdco 3, as described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities, the Company consolidates additional non-recourse debt for certain subsidiaries as further described below.
Renew CS4 Borrower LLC, or CS4 Borrower, a consolidated subsidiary of DGPV Holdco 3, is party to a credit agreement for construction loans up to $97.4 million, an investment tax credit bridge loan, or ITC bridge loan, for up to $89.9 million and letter of credit facilities up to $4.9 million. The construction loan and the ITC bridge loan both have an interest rate of LIBOR plus an applicable margin of 2.00% per annum. As of June 30, 2020, all construction loans were converted to term loans and the ITC bridge loans were repaid in connection with tax equity funding. The term loan bears annual interest at a rate of LIBOR plus an applicable margin, which is 2.00% per annum through the third anniversary of the term conversion, and 2.25% per annum thereafter through the maturity date in June 2026. The borrowings are secured by the membership interests in the project companies.
Chestnut Borrower LLC, a consolidated subsidiary of DGPV Holdco 3, is party to a credit agreement for term loans of up to $120.3 million and letters of credit of up to $7.9 million. The loans bear annual interest at a rate of LIBOR plus an applicable margin, which is 2.50% per annum through the fifth anniversary of the financial closing date, or July 2022, and 2.75% per annum thereafter through the maturity date in April 2024. The borrowings are secured by the membership interests in the project companies.

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
The reconciliation of Clearway Energy, Inc.'s basic and diluted earnings per share is shown in the following tables:

	Three months ended June 30,
	2020		2019
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted income (loss) per share attributable to Clearway Energy, Inc. common stockholders
Net income (loss) attributable to Clearway Energy, Inc.	$14	$33	$(8)	$(16)
Weighted average number of common shares outstanding — basic and diluted	35	80	35	73
Income (loss) per weighted average common share — basic and diluted	$0.41	$0.41	$(0.22)	$(0.22)
(a) Basic and diluted earnings (losses) per share might not recalculate due to presenting values in millions rather than whole dollars.

	Six months ended June 30,
	2020		2019
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted income (loss) per share attributable to Clearway Energy, Inc. common stockholders
Net income (loss) attributable to Clearway Energy, Inc.	$6	$13	$(14)	$(30)
Weighted average number of common shares outstanding — basic and diluted	35	79	35	73
Income (loss) per weighted average common share — basic and diluted	$0.16	$0.16	$(0.41)	$(0.41)
(a) Basic and diluted earnings (losses) per share might not recalculate due to presenting values in millions rather than whole dollars.
The following table summarizes the Company's outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company's diluted earnings per share, the 2020 Convertible Notes were repaid on June 1, 2020:

	Three months ended June 30,	Six months ended June 30,
	2019	2019
	(In millions of shares)
2020 Convertible Notes - Common Class C	2	2

Note 9 — Changes in Capital Structure
At-the-Market Equity Offering Program, or the ATM Program
Clearway Energy, Inc. is party to an equity distribution agreement with Barclays Capital Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as sales agents. Pursuant to the terms of the equity distribution agreement, Clearway Energy, Inc. was able to offer and sell shares of its Class C common stock from time to time through the sales agents up to an aggregate sales price of $150 million through an at-the-market equity offering program, or the ATM Program. As of June 30, 2020, the Company had completed the issuance of shares of Class C common stock available under the ATM Program.
During the six months ended June 30, 2020, Clearway Energy, Inc. issued and sold 1,749,665 shares of Class C common stock for net proceeds of $38 million. The Company utilized the proceeds of the sales to acquire 1,749,665 Class C units of Clearway Energy LLC and, as a result, the Company currently owns 57.41% of the economic interests of Clearway Energy LLC, with CEG retaining 42.59% of the economic interests of Clearway Energy LLC.
Dividends to Class A and Class C common stockholders
The following table lists the dividends paid on the Company's Class A common stock and Class C common stock during the six months ended June 30, 2020:

	Second Quarter 2020	First Quarter 2020
Dividends per Class A share	$0.21	$0.21
Dividends per Class C share	$0.21	$0.21
Dividends on the Class A common stock and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
On July 30, 2020, the Company declared quarterly dividends on its Class A common stock and Class C common stock of $0.3125 per share payable on September 15, 2020, to stockholders of record as of September 1, 2020.
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

	Three months ended June 30, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$107	$180	$42	$—	$329
Cost of operations	22	39	26	—	87
Depreciation, amortization and accretion	33	59	7	—	99
General and administrative	—	1	2	9	12
Development costs	—	—	1	—	1
Operating income (loss)	52	81	6	(9)	130
Equity in earnings of unconsolidated affiliates	1	15	—	—	16
Gain on sale of unconsolidated affiliate	—	—	—	49	49
Interest expense	(22)	(42)	(5)	(24)	(93)
Income before income taxes	31	54	1	16	102
Income tax expense	—	—	—	26	26
Net Income (Loss)	$31	$54	$1	$(10)	$76
Total Assets	$2,674	$6,290	$613	$159	$9,736

	Three months ended June 30, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$84	$153	$47	$—	$284
Cost of operations	13	35	30	—	78
Depreciation, amortization and accretion	25	58	7	—	90
Impairment losses	—	—	19	—	19
General and administrative	—	—	—	7	7
Acquisition-related transaction and integration costs	—	—	—	1	1
Development costs	—	—	2	—	2
Operating income (loss)	46	60	(11)	(8)	87
Equity in earnings of unconsolidated affiliates	2	9	—	—	11
Other income, net	—	1	—	—	1
Loss on debt extinguishment	—	(1)	—	—	(1)
Interest expense	(16)	(89)	(4)	(21)	(130)
Income (loss) before income taxes	32	(20)	(15)	(29)	(32)
Income tax expense	—	—	—	4	4
Net Income (Loss)	$32	$(20)	$(15)	$(33)	$(36)

	Six months ended June 30, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$210	$287	$90	$—	$587
Cost of operations	46	75	59	—	180
Depreciation, amortization and accretion	66	121	14	—	201
General and administrative	—	1	3	17	21
Acquisition-related transaction and integration costs	—	—	—	1	1
Development costs	—	—	2	—	2
Operating income (loss)	98	90	12	(18)	182
Equity in earnings (losses) of unconsolidated affiliates	3	—	—	—	3
Gain on sale of unconsolidated affiliate	—	—	—	49	49
Other income, net	—	1	1	—	2
Loss on debt extinguishment	—	—	—	(3)	(3)
Interest expense	(52)	(151)	(10)	(47)	(260)
Income (loss) before income taxes	49	(60)	3	(19)	(27)
Income tax expense	—	—	—	4	4
Net Income (Loss)	$49	$(60)	$3	$(23)	$(31)

	Six months ended June 30, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$163	$241	$97	$—	$501
Cost of operations	30	67	63	—	160
Depreciation, amortization and accretion	50	113	13	—	176
Impairment losses	—	—	19	—	19
General and administrative	—	—	1	12	13
Acquisition-related transaction and integration costs	—	—	—	2	2
Development costs	—	—	3	—	3
Operating income (loss)	83	61	(2)	(14)	128
Equity in earnings of unconsolidated affiliates	4	10	—	—	14
Other income, net	1	2	—	1	4
Loss on debt extinguishment	—	(1)	—	—	(1)
Interest expense	(32)	(148)	(8)	(43)	(231)
Income (loss) before income taxes	56	(76)	(10)	(56)	(86)
Income tax benefit	—	—	—	(3)	(3)
Net Income (Loss)	$56	$(76)	$(10)	$(53)	$(83)

Note 11 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In millions, except percentages)
Income (loss) before income tax benefit	$102	$(32)	$(27)	$(86)
Income tax expense (benefit)	26	4	4	(3)
Effective income tax rate	25.5%	(12.5)%	(14.8)%	3.5%
For the three and six months ended June 30, 2020 and 2019 the overall effective tax rate was different than the statutory rate of 21% primarily due to taxable earnings and losses allocated to partners' interest in Clearway Energy LLC, which includes the effects of applying HLBV method of accounting for book purposes for certain partnerships.
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
O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, to these subsidiaries. The Company incurred total expenses for these services of $9 million and $18 million for each of the three and six months ended June 30, 2020, respectively. The Company incurred total expenses for these services of $7 million and $14 million for each of the three and six months ended June 30, 2019, respectively. There was a balance of $9 million and $7 million due to RENOM as of June 30, 2020 and December 31, 2019, respectively.
Administrative Services Agreements by and between the Company and CEG
Various wholly-owned subsidiaries of the Company are parties to administrative services agreements with Clearway Asset Services and Clearway Solar Asset Management, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company's subsidiaries. The Company incurred expenses under these agreements of $2 million and $4 million for each of the three and six months ended June 30, 2020, respectively. The Company incurred expenses under these agreements of $1 million and $3 million for each of the three and six months ended June 30, 2019, respectively.

CEG Master Services Agreements
The Company is a party to Master Services Agreements with CEG, or MSAs, pursuant to which CEG and certain of its affiliates or third party service providers provide certain services to the Company, including operational and administrative services, which include human resources, information systems, external affairs, accounting, procurement and risk management services, and the Company provides certain services to CEG, including accounting, internal audit, tax and treasury services, in exchange for the payment of fees in respect of such services. Amounts due to CEG or its subsidiaries related to these MSAs are recorded as accounts payable - affiliate and amounts due to the Company from CEG and subsidiaries are recorded as accounts receivable - affiliate on the Company's consolidated balance sheet. The Company incurred expenses of $0.6 million and

$1.2 million under these agreements for each of the three and six months ended June 30, 2020, respectively. The expenses under these agreements were immaterial to the Company's financials for each of the three and six months ended June 30, 2019.
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
Nebraska Public Power District Litigation
On January 11, 2019, Nebraska Public Power District, or NPPD, sent written notice to certain of the Company’s subsidiaries which own the Laredo Ridge and Elkhorn Ridge wind projects alleging an event of default under each of the PPAs between NPPD and the projects. NPPD alleges that the Company moved forward with certain transactions without obtaining the consent of NPPD. NPPD threatened to terminate the applicable PPAs by February 11, 2019 if the alleged default was not cured. The Company filed a motion for a temporary restraining order and preliminary injunction in the U.S. District Court for the District of Nebraska relating to the Laredo Ridge project, and a similar motion in the District Court of Knox County, Nebraska for the Elkhorn Ridge project, to enjoin NPPD from taking any actions related to the PPAs. On February 19, 2019, the U.S. District Court in the Laredo Ridge matter approved a stipulation between the parties to provide for an injunction preventing NPPD from terminating the PPA pending disposition of the litigation. On February 26, 2019, the Knox County District Court approved a similar stipulation relating to the Elkhorn Ridge project. On April 13, 2020, the U.S. District Court granted the wind projects' motion for summary judgment and permanently enjoined NPPD from terminating the PPAs in reliance on the alleged events of default. The U.S. District Court decision was appealed by NPPD on May 11, 2020 and the case in the Knox County District Court remains pending, but has been stayed pending the outcome of the U.S. District Court case. The Company believes the allegations of NPPD are meritless and the Company is vigorously defending its rights under the PPAs.

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

Note 14 — Leases
Accounting for Leases
The Company evaluates each arrangement at inception to determine if it contains a lease. All of the Company’s leases are operating leases as of June 30, 2020.
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
Lease expense was comprised of the following:

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
	(In millions)
Operating lease cost - Fixed	$5	$2	$9	$4
Operating lease cost - Variable	3	3	5	7
Total lease cost	$8	$5	$14	$11

The Company lease liabilities as of June 30, 2020 and December 31, 2019 comprised of the following:

	June 30, 2020	December 31, 2019
	(In millions, except term and rate)

ROU Assets - operating leases, net	$257	$223

Short-term lease liability - operating leases (a)	7	7
Long-term lease liability - operating leases	260	227
Total lease liability	$267	$234

Weighted average remaining lease term	24	25
Weighted average discount rate	4.3%	4.4%

	Six months ended June 30, 2020	Six months ended June 30, 2019
Cash paid for operating leases	$10	$7

(a) Short-term lease liability balances are included within the accrued expenses and other current liabilities line item of the consolidated balance sheets as of June 30, 2020 and December 31, 2019.

Maturities of operating lease liabilities as of June 30, 2020 are as follows:

(In millions)
Remainder of 2020	$8
2021	18
2022	18
2023	18
2024	18
Thereafter	359
Total lease payments	439
Less imputed interest	(172)
Total lease liability - operating leases	$267

Oahu Solar Lease Agreements
The Oahu Solar projects are party to various land lease agreements with a wholly owned subsidiary of CEG. The projects are leasing the land for a period of 35 years, with the ability to renew the lease for two additional five year periods. The Company has a lease liability of $20 million and $21 million as of December 31, 2019 and a corresponding right-of-use asset of $18 million and $19 million related to leases as of June 30, 2020 and December 31, 2019, respectively.
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

	Three months ended June 30, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$1	$181	$—	$182
Capacity revenue	112	—	—	112
Operating revenue	$113	$181	$—	$294

	Six months ended June 30, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$3	$296	$1	$300
Capacity revenue	219	—	—	219
Operating revenue	$222	$296	$1	$519

	Three months ended June 30, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$1	$157	$1	$159
Capacity revenue	85	—	—	85
Operating revenue	$86	$157	$1	$244

	Six months ended June 30, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$2	$256	$1	$259
Capacity revenue	164	—	—	164
Operating revenue	$166	$256	$1	$423

Minimum future rent payments under the operating leases for the remaining periods as of June 30, 2020

(In millions)
Remainder of 2020	$297
2021	444
2022	450
2023	259
2024	106
Thereafter	1,605
Total lease payments	$3,161

Property, plant and equipment, net related to the Company’s operating leases were as follows:

(In millions)	June 30, 2020	December 31, 2019
Property, plant and equipment	$6,974	$6,942
Accumulated depreciation	(1,769)	(1,649)
Net property, plant and equipment	$5,205	$5,293

Note 15 — Asset Impairments

During the three and six months and ended June 30, 2019, the Company recorded an impairment loss of $19 million related to a facility in the Thermal segment. The fair value of the facility was determined using an income approach by applying a discounted cash flow methodology to the long-term budgets for each respective plant. The income approach utilized estimates of discounted future cash flows, which were Level 3 fair value measurement and include key inputs, such as forecasted power prices, operations and maintenance expense, and discount rates. The Company measured the impairment loss as the difference between the carrying amount and the fair value of the assets.

ITEM 2 — Management's Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company's historical financial condition and results of operations.
As you read this discussion and analysis, refer to the Company's Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three and six months ended June 30, 2020 and 2019. Also refer to the Company's 2019 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition.
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
The Company’s environmentally-sound asset portfolio includes over 5,991 MW of wind, solar and natural gas-fired power generation facilities, as well as district energy systems. Through this diversified and contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. Substantially all of the Company's generation assets are under long-term contractual arrangements for the output or capacity from these assets. The Company also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,453 net MWt and electric generation capacity of 36 net MW. These thermal infrastructure assets provide steam, hot and/or chilled water, and, in some instances, electricity to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions. The weighted average remaining contract duration of these offtake agreements was approximately 13 years as of June 30, 2020 based on CAFD.
As of June 30, 2020, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Conventional
Carlsbad	100%	527	San Diego Gas & Electric	2038
El Segundo	100%	550	Southern California Edison	2023
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Pacific Gas and Electric	2023
Walnut Creek	100%	485	Southern California Edison	2023
		2,472
Utility Scale Solar
Agua Caliente	16%	46	Pacific Gas and Electric	2039
Alpine	100%	66	Pacific Gas and Electric	2033
Avenal	50%	23	Pacific Gas and Electric	2031
Avra Valley	100%	26	Tucson Electric Power	2032
Blythe	100%	21	Southern California Edison	2029
Borrego	100%	26	San Diego Gas and Electric	2038
Buckthorn Solar (b)	100%	154	City of Georgetown, TX	2043
CVSR	100%	250	Pacific Gas and Electric	2038
Desert Sunlight 250	25%	63	Southern California Edison	2034
Desert Sunlight 300	25%	75	Pacific Gas and Electric	2039
Kansas South	100%	20	Pacific Gas and Electric	2033
Kawailoa (b)	48%	24	Hawaiian Electric Company	2041
Oahu Solar Projects (b)	95%	58	Hawaiian Electric Company	2041
Roadrunner	100%	20	El Paso Electric	2031
TA High Desert	100%	20	Southern California Edison	2033
Utah Solar Portfolio (b) (e)	50%	265	PacifiCorp	2036
		1,157
Distributed Solar
Apple I LLC Projects	100%	3	Various	2032
AZ DG Solar Projects	100%	5	Various	2025 - 2033
Clearway Chestnut Projects(b)	99%	59	Various	2032-2034
Renew Solar CS4 Projects(b)	99%	54	Various	2029-2044
SPP Projects	100%	25	Various	2026 - 2037
Other DG Projects	100%	13	Various	2023 - 2039
		159

Projects	Percentage Ownership	Net Capacity (MW)(a)	Offtake Counterparty	Expiration
Wind
Alta I	100%	150	Southern California Edison	2035
Alta II	100%	150	Southern California Edison	2035
Alta III	100%	150	Southern California Edison	2035
Alta IV	100%	102	Southern California Edison	2035
Alta V	100%	168	Southern California Edison	2035
Alta X (b)	100%	137	Southern California Edison	2038
Alta XI (b)	100%	90	Southern California Edison	2038
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Crosswinds	99%	21	Corn Belt Power Cooperative	2027
Elbow Creek (b)	100%	122	Various	2029
Elkhorn Ridge	66.7%	54	Nebraska Public Power District	2029
Forward	100%	29	Constellation NewEnergy, Inc.	2022
Goat Wind	100%	150	Dow Pipeline Company	2025
Hardin	99%	15	Interstate Power and Light Company	2027
Laredo Ridge	100%	80	Nebraska Public Power District	2031
Lookout	100%	38	Southern Maryland Electric Cooperative	2030
Odin	99.9%	20	Missouri River Energy Services	2028
Pinnacle	100%	55	Maryland Department of General Services and University System of Maryland	2031
San Juan Mesa	75%	90	Southwestern Public Service Company	2025
Sleeping Bear	100%	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork	100%	19	PacifiCorp	2028
Spring Canyon II (b)	90.1%	31	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	26	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado (b)	100%	161	Southwestern Public Service Company	2027
		2,203
Thermal
Thermal Generation .	100%	36	Various	Various

Total net generation capacity (c)		6,027

Thermal equivalent MWt(d)	92.9%	1,453	Various	Various

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of June 30, 2020.
(b) Projects are part of tax equity arrangements, as further described in Item 1 — Note 2, Summary of Significant Accounting Policies.
(c) Clearway Energy, Inc.'s total generation capacity is net of 6 MWs for noncontrolling interest for Spring Canyon II and III. Clearway Energy, Inc.'s generation capacity including this noncontrolling interest was 6,033 MWs.
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
Additionally, the Company is party to partnerships the purpose of which is to own or purchase solar power generation projects, as well as other ancillary related assets from a related party via intermediate funds.  The Company does not consolidate these partnerships and accounts for them as equity method investments. The Company's net interest in these projects is 165 MW based on cash to be distributed pursuant to the partnership agreements as of June 30, 2020. For further discussions, see Item 1— Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities of this Form 10-Q and Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities to the consolidated financial statements included in the Company's 2019 Form 10-K.

Significant Events
Pacific Gas and Electric Company Bankruptcy Update
•During 2019, PG&E, one of the Company's largest customers, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California, or the Bankruptcy Court. The PG&E Bankruptcy triggered defaults under the PPAs with PG&E and such related financing agreements. As a result, the Company had previously recorded approximately $1.19 billion of principal, net of the related unamortized debt issuance costs, as short-term debt. On July 1, 2020, PG&E emerged from bankruptcy and assumed the Company's contracts without modification. In addition, PG&E paid to the Company's applicable projects the portion of the invoices corresponding to the electricity delivered between January 1 and January 28, 2019. These invoices related to the pre-petition period services and any payment therefore required the approval of the Bankruptcy Court. The Company has reclassified the related debt to non-current based on its original maturity as of June 30, 2020.
Financing Activities
•On May 21, 2020, Clearway Energy Operating LLC completed the sale of an additional $250 million aggregate principal amount of the 2028 Senior Notes. The 2028 Senior Notes bear interest at 4.75% and mature on March 15, 2028. Interest on the 2028 Senior Notes is payable semi-annually on March 15 and September 15 of each year, and interest payments will commence on September 15, 2020. The 2028 Senior Notes are unsecured obligations of Clearway Energy Operating LLC and are guaranteed by Clearway Energy LLC and by certain of Clearway Energy Operating LLC's wholly owned current and future subsidiaries. The proceeds from the additional 2028 Senior Notes were used to repay the $45 million outstanding principal amount of the Company's 2020 Convertible Notes on June 1, 2020, as well as to fund the repayment of outstanding borrowings under the Company's revolving credit facility and for general corporate purposes.
Drop Down Transactions
•On August 3, 2020, the Company entered into an agreement with CEG to acquire an interest in Mesquite Star Pledgor LLC, which owns the Mesquite Star wind project, a 419 MW utility scale wind project located in Fisher County, Texas for approximately $79 million. The acquisition is expected to close during the third quarter of 2020 and will be funded with existing liquidity.
•On August 3, 2020, CEG offered the Company the opportunity to purchase (i) residual interests in the Kawailoa and Oahu Solar Partnerships and (ii) 100% of its interests in Langford Holding, LLC, which owns the Langford wind project. The transaction is subject to negotiation and approval by the Company's Independent Directors.
•On April 17, 2020, the Company entered into binding agreements related to the previously announced drop-down offer from CEG to enable the Company to acquire and invest in a portfolio of renewable energy projects. The following projects are included in the drop-down: (i) 100% of the equity interests in Rattlesnake Flat, LLC, which owns the Rattlesnake Wind Project, a 144 net MW wind facility located in Adams County, WA; (ii) CEG's interest in Repowering Partnership II LLC (Repowering 1.0), which the Company acquired on May 11, 2020; and (iii) a new partnership with CEG to repower the Pinnacle Wind Project, a 55 net MW wind facility located in Mineral County, WV. The Company expects to invest approximately $241 million in corporate capital subject to closing adjustments for the above mentioned transactions. Closing is subject to the timing of projects achieving commercial operations. The investment at commercial operations excludes, subject to closing adjustments, an additional $27 million payment in 2031 at the Pinnacle Wind Repowering Partnership.
•On May 11, 2020, the Company acquired CEG's interest in Repowering Partnership II LLC for cash consideration of $70 million. Repowering Partnership II LLC is no longer a VIE and subsequent to the acquisition, is a wholly-owned subsidiary of the Company.

Sale of Interest in RPV Holdco 1

•On May 14, 2020, the Company sold its interests in RPV Holdco 1 LLC, or RPV Holdco, to a third party for net proceeds of approximately $75 million. The Company previously accounted for its interest in RPV Holdco as an equity method investment. The sale of the investment resulted in a gain of approximately $49 million.
Consolidation of DGPV Holdco 3
•On May 29, 2020, the final construction projects owned by DGPV Holdco 3 were placed in service which resulted in a reconsideration event. The Company determined that it will consolidate DGPV Holdco 3 effective on May 29, 2020 and show the interest owned by CEG as noncontrolling interest as of that date. This resulted in the consolidation of assets of $400 million and liabilities of $290 million as of May 29, 2020. The impact to the results of operations for the period from May 30, 2020 to June 30, 2020 was not material.
Black Start Services at Marsh Landing
•As of July 2020, all necessary regulatory approvals were obtained with respect to the Company's Marsh Landing project to provide black start capability in the greater San Francisco Bay area, which would restart Marsh Landing in the event of a blackout, under a five-year contract with the California Independent System Operator to support their emergency restoration of the electrical grid. The project has commenced construction and is expected to achieve commercial operations in 2021.
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

On February 3, 2020, the U.S. Fish and Wildlife Service published in the Federal Register a notice of proposed rulemaking to solicit public comment on a proposed regulation that would codify Solicitor’s Opinion M-37050 defining the scope of certain prohibitions under the MBTA. The proposed rule would clarify that criminal liability for pursuing, hunting, taking, capturing, or killing or attempting to take, capture or kill migratory birds is limited to actions directed at migratory birds, their nests, or their eggs. The proposed rule would have the effect of clarifying that these prohibitions do not extend to actions that only incidentally take or kill migratory birds as a result of otherwise lawful activities. Comments on the proposed rule were due by March 19, 2020. The final rule has not yet been published. On June 5, 2020, the US Fish and Wildlife Service made available the draft Environmental Impact Statement (DEIS) for the proposed rule to define the scope of the MBTA. A 45-day comment period on the DEIS was opened.
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
Recent Developments Affecting Industry Conditions and the Company’s Business
In response to the ongoing coronavirus (COVID-19) pandemic, the Company has implemented preventative measures and developed corporate and regional response plans to protect the health and safety of its employees, customers and other business counterparties, while supporting the Company’s suppliers and customers’ operations to the best of its ability in the circumstances. The Company also has modified certain business practices (including discontinuing all non-essential business travel, implementing a temporary work-from-home policy for employees who can execute their work remotely and encouraging employees to adhere to local and regional social distancing, more stringent hygiene and cleaning protocols across the Company’s facilities and operations and self-quarantining recommendations) to support efforts to reduce the spread of COVID-19 and to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. The Company continues to evaluate these measures, response plans and business practices in light of the evolving effects of COVID-19.
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
As of the date of this report, the Company has not experienced any material financial or operational impacts related to COVID-19. All of the Company’s facilities have remained operational. The Company believes that all of its accounts receivable balances as of June 30, 2020 are collectible. The Company will continue to assess collectability based on any future developments.
The Company cannot predict the full impact that COVID-19 will have on the Company’s financial expectations, its financial condition, results of operations and cash flows, its ability to make distributions to its stockholders, the market prices of its common stock and its ability to satisfy its debt service obligations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see Part II, Item 1A Risk Factors of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended June 30,			Six months ended June 30,
(In millions)	2020	2019	Change	2020	2019	Change
Operating Revenues
Energy and capacity revenues	$342	$292	$50	$618	$525	$93
Other revenues	12	9	3	21	17	4
Contract amortization	(22)	(17)	(5)	(44)	(34)	(10)
Mark-to-market economic hedging activities	(3)	—	(3)	(8)	(7)	(1)
Total operating revenues	329	284	45	587	501	86
Operating Costs and Expenses
Cost of fuels	13	15	(2)	30	34	(4)
Operations and maintenance	54	44	10	110	89	21
Other costs of operations	20	19	1	40	37	3
Depreciation, amortization and accretion	99	90	9	201	176	25
Impairment losses	—	19	(19)	—	19	(19)
General and administrative	12	7	5	21	13	8
Transaction and integration costs	—	1	(1)	1	2	(1)
Development costs	1	2	(1)	2	3	(1)
Total operating costs and expenses	199	197	2	405	373	32
Operating Income	130	87	43	182	128	54
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	16	11	5	3	14	(11)
Gain on sale of unconsolidated affiliate	49	—	49	49	—	49
Other income, net	—	1	(1)	2	4	(2)
Loss on debt extinguishment	—	(1)	1	(3)	(1)	(2)
Interest expense	(93)	(130)	37	(260)	(231)	(29)
Total other expense, net	(28)	(119)	91	(209)	(214)	5
Income (Loss) Before Income Taxes	102	(32)	134	(27)	(86)	59
Income tax expense (benefit)	26	4	22	4	(3)	7
Net Income (Loss)	76	(36)	112	(31)	(83)	52
Less: Income (loss) attributable to noncontrolling interests and redeemable interests	29	(12)	41	(49)	(39)	(10)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$47	$(24)	$71	$18	$(44)	$62

	Three months ended June 30,		Six months ended June 30,
Business metrics:	2020	2019	2020	2019
Renewables MWh generated/sold (in thousands) (a)	2,259	1,948	3,934	3,397
Thermal MWt sold (in thousands)	395	453	1,000	1,112
Thermal MWh sold (in thousands)	11	45	38	59
Conventional MWh generated (in thousands) (a) (b)	204	214	381	325
Conventional equivalent availability factor	95.1%	92.1%	92.0%	87.5%

(a) Volumes do not include the MWh generated/sold by the Company's equity method investments.
(b) Volumes generated are not sold by the Company as the Conventional facilities sell capacity rather than energy.

Management’s Discussion of the Results of Operations for the Three Months Ended June 30, 2020 and 2019
Gross Margin
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
The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin, for the three months ended June 30, 2020 and 2019:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Three months ended June 30, 2020
Energy and capacity revenues	$113	$195	$34	$342
Other revenues	—	4	8	12
Cost of fuels	(1)	—	(12)	(13)
Contract amortization	(6)	(16)	—	(22)
Mark-to-market economic hedging activities	—	(3)	—	(3)
Gross margin	106	180	30	316
Contract amortization	6	16	—	22
Mark-to-market economic hedging activities	—	3	—	3
Economic gross margin	$112	$199	$30	$341

Three months ended June 30, 2019
Energy and capacity revenues	$86	$166	$40	$292
Other revenues	—	2	7	9
Cost of fuels	—	—	(15)	(15)
Contract amortization	(2)	(15)	—	(17)
Gross margin	84	153	32	269
Contract amortization	2	15	—	17
Economic gross margin	$86	$168	$32	$286

Gross margin increased by $47 million during the three months ended June 30, 2020, compared to the same period in 2019, due to a combination of the drivers summarized in the table below:

Segment		(In millions)
Renewables	Increase primarily due to a $9 million increase due to the prior year outage at CVSR in June 2019, an increase of $7 million related to the Oahu and Kawailoa facilities achieving COD in late 2019, a $4 million increase due to the completion of the repowering of Elbow Creek and Wildorado and an increase of $3 million from the consolidation of the Chestnut and CS4 Funds in May 2020	$27
Conventional	Increase is due primarily to the acquisition of Carlsbad Energy in December 2019	22
Thermal	Decrease primarily due to the sale of Dover on March 2, 2020	(2)
		$47

Operations and Maintenance Expense
Operations and maintenance expense increased by $10 million during the three months ended June 30, 2020, compared to the same period in 2019, due to a $7 million increase in the Conventional segment related to the acquisition of the Carlsbad Energy Center in December 2019 and a $3 million increase in the Renewables segment due to increased operations and maintenance expense related to the projects achieving COD in late 2019 and early 2020, including the Oahu and Kawailoa facilities and Elbow Creek and Wildorado repowering.
Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense increased by $9 million during the three months ended June 30, 2020, compared to the same period in 2019, primarily due to an $8 million increase in the Conventional segment related to the acquisition of the Carlsbad Energy Center in December 2019.
Impairment Losses
Impairment losses of $19 million during the three months ended June 30, 2019, relate to a facility within the Company's Thermal segment, as further described in Note 15, Asset Impairments.
General and Administrative Expense
General and administrative expense increased by $5 million during the three months ended June 30, 2020, compared to the same period in 2019, primarily due to an increase in MSA fees charged by CEG, personnel costs and consulting fees.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $5 million during the three months ended June 30, 2020, compared to the same period in 2019, primarily driven by changes in the HLBV values for the Utah and DGPV investments.
Gain on Sale of Unconsolidated Affiliate
On May 14, 2020, the Company sold its interests in RPV Holdco 1 LLC, or RPV Holdco, to a third party which resulted in a gain on sale of investment of approximately $49 million. For further discussion on this transaction, see Note 3 - Acquisition and Dispositions.
Interest Expense
Interest expense decreased by $37 million during the three months ended June 30, 2020, compared to the same period in 2019, due to the following:

(In millions)
Change in fair value of interest rate swaps	$(23)
Reclassification of losses previously deferred in AOCI to the statement of operations in connection with project-level debt refinancing activities	(23)
Additional interest expense for Carlsbad Energy Center which was acquired on December 5, 2019	9
$(37)
Income Tax Expense
For the three months ended June 30, 2020, the Company recorded an income tax expense of $26 million on a pretax income of $102 million. For the same period in 2019, the Company recorded an income tax expense of $4 million on a pretax loss of $32 million.
For the three months ended June 30, 2020 and June 30, 2019, the overall effective tax rate was different than the statutory rate of 21% primarily due to taxable earnings and losses allocated to partners' interests in Clearway Energy LLC, which includes the effects of applying HLBV method of accounting for book purposes for certain partnerships.

Income Attributable to Noncontrolling Interests
For the three months ended June 30, 2020, the Company had income of $56 million attributable to CEG's economic interest in Clearway Energy LLC, offset in part by losses of $15 million related to CEG's interests in the Repowering partnership through the acquisition date of May 11, 2020, as well as losses of $12 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method.
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

Management’s Discussion of the Results of Operations for the Six Months Ended June 30, 2020 and 2019
Gross Margin
The Company calculates gross margin in order to evaluate operating performance as operating revenue less cost of sales, which includes cost of fuel, contract and emission credit amortization and mark-to-market for economic hedging activities.
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
The below tables present the composition of gross margin, as well as the reconciliation to economic gross margin, for the six months ended June 30, 2020 and 2019:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Six months ended June 30, 2020
Energy and capacity revenue	$222	$320	$76	$618
Other revenue	—	6	15	21
Cost of fuels	(2)	—	(28)	(30)
Contract amortization	(12)	(31)	(1)	(44)
Mark-to-market for economic hedges	—	(8)	—	(8)
Gross margin	208	287	62	557
Contract amortization	12	31	1	44
Mark-to-market for economic hedges	—	8	—	8
Economic gross margin	$220	$326	$63	$609

Six months ended June 30, 2019
Energy and capacity revenue	$166	$274	$85	$525
Other revenue	—	4	13	17
Cost of fuels	—	—	(34)	(34)
Contract amortization	(3)	(30)	(1)	(34)
Mark-to-market for economic hedging activities	—	(7)	—	(7)
Gross margin	163	241	63	467
Contract amortization	3	30	1	34
Mark-to-market for economic hedging activities	—	7	—	7
Economic gross margin	$166	$278	$64	$508

Gross margin increased by $90 million during the six months ended June 30, 2020, compared to the same period in 2019 primarily due to a combination of the following:

Segment		(In millions)
Renewables	Increase of $20 million related to higher wind energy production primarily at Alta, as well as the completion of the repowering of Elbow Creek and Wildorado. Additional increases of $9 million were due to the prior year outage at CVSR, $11 million due to the Oahu and Kawailoa facilities achieving COD in late 2019 and $3 million from the consolidation of the Chestnut and CS4 Funds in May 2020	$46
Conventional	Increase is due primarily to the acquisition of Carlsbad Energy in December 2019	45
Thermal	Decrease of $3 million related to the sale of the Energy Center Dover on March 2, 2020, offset by an increase of $2 million related to the acquisition of the Duquesne University Energy System on May 1, 2019	(1)
		$90
Operations and Maintenance Expense
Operations and maintenance expense increased by $21 million during the six months ended June 30, 2020, compared to the same period in 2019. This is due to a $13 million increase in the Conventional segment related to the acquisition of the Carlsbad Energy Center in December 2019 and an $8 million increase in the Renewables segment related to COD having been reached for the Oahu and Kawailoa facilities in late 2019 and the repowering of Elbow Creek and Wildorado in late 2019 and early 2020.
Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense increased by $25 million during the six months ended June 30, 2020, compared to the same period in 2019 primarily due to a $16 million increase in the Conventional segment related to the acquisition of the Carlsbad Energy Center in December 2019 and a $9 million increase in the Renewables Segment due to the Oahu and Kawailoa projects which reached COD in late 2019 as well as the completion of the repowering activities at Elbow Creek and Wildorado projects in the fourth quarter of 2019 and the first quarter of 2020.
Impairment Losses
Impairment losses of $19 million during the six months ended June 30, 2019, relate to a facility within the Company's Thermal segment, as further described in Note 15, Asset Impairments.
General and Administrative Expense
General and administrative expense increased by $8 million during the six months ended June 30, 2020, compared to the same period in 2019, primarily due to an increase in MSA fees charged by CEG, personnel costs and consulting fees.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliate decreased by $11 million during the six months ended June 30, 2020, compared to the same period in 2019, primarily driven by changes in the HLBV values for the Utah, RPV and DGPV investments.
Gain on Sale of Unconsolidated Affiliate
On May 14, 2020, the Company sold its interests in RPV Holdco 1 LLC, or RPV Holdco, to a third party which resulted in a gain on sale of investment of approximately $49 million. For further discussion on this transaction, see Note 3 - Acquisition and Dispositions.

Interest Expense
Interest expense increased by $29 million during the six months ended June 30, 2020, compared to the same period in 2019, primarily due to the following:

(In millions)
Change in fair value of interest rate swaps	$36
Additional interest expense for Carlsbad Energy Center which was acquired on December 5, 2019	17
Reclassification of losses previously deferred in AOCI to the statement of operations in connection with project-level debt refinancing activities	(14)
Decrease in interest expense due to lower principal balances of project level debt for the remainder of the portfolio	(13)
Increase in Corporate interest expense due to additional revolver borrowings and the issuance of the additional Senior Notes due 2028	3
$29
Income Tax Expense
For the six months ended June 30, 2020, the Company recorded an income tax expense of $4 million on a pretax loss of $27 million. For the same period in 2019, the Company recorded an income tax benefit of $3 million on a pretax loss of $86 million.
For the six months ended June 30, 2020 and 2019, the overall effective tax rate was different than the statutory rate of 21% primarily due to the taxable earnings and losses allocated to the partners' interest in Clearway Energy LLC, which includes the effects of applying HLBV method of accounting for book purposes for certain partnerships.
Income Attributable to Noncontrolling Interests
For the six months ended June 30, 2020, the Company had income of $17 million attributable to CEG's economic interest in Clearway Energy LLC offset by losses of $35 million attributable to CEG's interests in the Kawailoa, Oahu and Repowering partnerships and losses of $31 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method.
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

Current Liquidity Position
As of June 30, 2020 and December 31, 2019, the Company's liquidity was approximately $855 million and $842 million, respectively, comprised of cash, restricted cash and availability under the Company's revolving credit facility.

(In millions)	June 30, 2020	December 31, 2019
Cash and cash equivalents:
Clearway Energy, Inc. and Clearway Energy LLC, excluding subsidiaries	$59	$30
Subsidiaries	116	125
Restricted cash:
Operating accounts	80	129
Reserves, including debt service, distributions, performance obligations and other reserves	161	133
Total cash, cash equivalents and restricted cash	416	417
Revolving credit facility availability	439	425
Total liquidity	$855	$842
The Company's liquidity includes $241 million and $262 million of restricted cash balances as of June 30, 2020 and December 31, 2019, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company's projects that are restricted in their use. As of June 30, 2020, these restricted funds were comprised of $80 million designated to fund operating expenses, approximately $20 million designated for current debt service payments, and $56 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $85 million is held in distribution reserve accounts. As of June 30, 2020, $14 million of cash that was restricted pending the outcome of the PG&E Bankruptcy was reclassified into cash and cash equivalents.
As of June 30, 2020, the Company had no outstanding borrowings under the revolving credit facility and $56 million in letters of credit outstanding. During the six months ended June 30, 2020, the Company borrowed $265 million under the revolving credit facility, and subsequently repaid $265 million utilizing the proceeds from the 2028 Senior Notes and cash on hand.
During 2019, PG&E, one of the Company's largest customers filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. The PG&E Bankruptcy had no effect on availability under the Company’s revolving credit facility. However, the Company has non-recourse project-level debt related to each of its subsidiaries that sell their output to PG&E under long-term PPAs. The PG&E Bankruptcy filing was an event of default under the related financing agreements which caused uncertainty around the timing of when certain project-level cash distributions will be available to the Company. On July 1, 2020, PG&E emerged from bankruptcy and assumed the Company's contracts without modification. Subsequent to July 1, 2020, the Company collected all remaining receivables due from PG&E for pre-petition periods and as of July 31, 2020, $50 million of cash in distribution reserve accounts at subsidiaries affected by the PG&E Bankruptcy was distributed to Clearway Energy Operating LLC.
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

The following table summarizes the credit ratings for the Company and its Senior Notes as of June 30, 2020:

	S&P	Moody's
Clearway Energy, Inc.	BB	Ba2
5.750% Senior Notes, due 2025	BB	Ba2
5.000% Senior Notes, due 2026	BB	Ba2
4.750% Senior Notes, due 2028	BB	Ba2

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
Revolving Credit Facility
The Company has a total of $439 million available under the revolving credit facility as of June 30, 2020. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
2028 Senior Notes
On May 21, 2020, Clearway Energy Operating LLC completed the sale of an additional $250 million aggregate principal amount of the 2028 Senior Notes. The 2028 Senior Notes bear interest at 4.75% and mature on March 15, 2028. Interest on the 2028 Senior Notes is payable semi-annually on March 15 and September 15 of each year, and interest payments will commence on September 15, 2020. The 2028 Senior Notes are unsecured obligations of Clearway Energy Operating, LLC and are guaranteed by Clearway Energy LLC and by certain of Clearway Energy Operating LLC’s wholly owned current and future subsidiaries. The notes were issued at a price of 102% of par plus accrued interest from December 11, 2019. The net proceeds were utilized to repay the $45 million outstanding principal amount of the Company's 2020 Convertible Notes on June 1, 2020, as well as repay amounts outstanding under the Company’s revolving credit facility and for general corporate purposes.
ATM Sales
During the six months ended June 30, 2020, Clearway Energy, Inc. issued and sold 1,749,665 shares of Class C common stock for net proceeds of $38 million, which resulted in the completion of the shares of Class C common stock that were available to be issued under the ATM Program. The Company utilized the proceeds of the sales to acquire 1,749,665 Class C units of Clearway Energy LLC and, as a result, the Company currently owns 57.41% of the economic interests of Clearway Energy LLC, with CEG retaining 42.59% of the economic interests of Clearway Energy LLC.
Sale of Interest in RPV Holdco 1
On May 14, 2020, the Company sold its interests in RPV Holdco 1 LLC, or RPV Holdco, to a third party for net proceeds of approximately $75 million. The Company previously accounted for its interest in RPV Holdco as an equity method investment. The sale of the investment resulted in a gain of approximately $49 million.
Sale of Energy Center Dover LLC and Energy Center Smyrna LLC Assets
On March 3, 2020, the Company, through Thermal LLC, sold 100% of its interests in Energy Center Dover LLC and Energy Center Smyrna LLC to DB Energy Assets, LLC.

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
For the six months ended June 30, 2020, the Company used approximately $83 million to fund capital expenditures, including growth expenditures of $69 million, $46 million of which were incurred in connection with the repowering of the Elbow Creek and Wildorado facilities completed in the first quarter of 2020, as well as $6 million in connection with Oahu and Kawailoa Partnerships. The Company also incurred $12 million of growth capital expenditures in the Thermal segment in connection with various development projects. In addition, the Company incurred $14 million in maintenance capital expenditures. The Company estimates $32 million of maintenance expenditures for 2020. These estimates are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates.
Repowering Partnership II LLC
On May 11, 2020 the Company acquired CEG's remaining interest in Repowering 1.0, which includes the 161 MW Wildorado and 122 MW Elbow Creek wind projects, for cash consideration of $70 million.
Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by CEG, as well as generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its CAFD.
Investment in Mesquite Star Wind Project
On August 3, 2020, the Company entered into an agreement with CEG to acquire an interest in Mesquite Star Pledgor LLC, which owns the Mesquite Star wind project, a 419 MW utility scale wind project located in Fisher County, Texas for approximately $79 million. The acquisition is expected to close during the third quarter of 2020 and will be funded with existing liquidity.
April 2020 Drop Down
On April 17, 2020, the Company entered into binding agreements to acquire and invest in a portfolio of the following projects: (i) 100% of the equity interests in Rattlesnake Flat, LLC, which owns the Rattlesnake Wind Project, a 144 net MW wind facility located in Adams County, WA; (ii) CEG's interest in Repowering Partnership II LLC (Repowering 1.0), which the Company acquired on May 11, 2020; and (iii) a new partnership with CEG to repower the Pinnacle Wind Project, a 55 net MW wind facility located in Mineral County, WV. The Company expects to invest approximately $241 million in corporate capital subject to closing adjustments for the above mentioned transactions.
Investment Partnership with CEG
During the six months ended June 30, 2020, the Company invested $10 million in distributed generation partnerships with CEG.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
During the six months ended June 30, 2020, the Company borrowed $265 million under the revolving credit facility, and subsequently repaid $265 million utilizing the proceeds from the issuance of additional 2028 Senior Notes as described above and cash on hand.
2020 Convertible Notes
On June 1, 2020, the Company repaid its outstanding $45 million of 2020 Convertible Notes utilizing the proceeds from the issuance of additional 2028 Senior Notes as described above.

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
The following table lists the dividends paid on Clearway Energy, Inc.'s Class A common stock and Class C common stock during the six months ended June 30, 2020:

	Second Quarter 2020	First Quarter 2020
Dividends per Class A share	$0.21	$0.21
Dividends per Class C share	$0.21	$0.21
On July 30, 2020, the Company declared quarterly dividends on its Class A common stock and Class C common stock of $0.3125 per share payable on September 15, 2020, to stockholders of record as of September 1, 2020.

Cash Flow Discussion
The following table reflects the changes in cash flows for the six months ended June 30, 2020, compared to the six months ended June 30, 2019:

	Six months ended June 30,
	2020	2019	Change
	(In millions)
Net cash provided by operating activities	$184	$150	$34
Net cash provided by (used in) investing activities	40	(211)	251
Net cash used in financing activities	$(225)	$(226)	$1
Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase in operating income adjusted for non-cash items	$59
Decrease in working capital driven primarily by the timing of accounts receivable collections and payment of accounts payable	(13)
Decrease in dividend distributions received from unconsolidated affiliates	(12)
$34
Net Cash Provided by (Used in) Investing Activities

Changes to net cash provided by (used in) investing activities were driven by:	(In millions)
Acquisition of Duquesne University District Energy System on May 1, 2019	$100
Proceeds received from sale of RPV Holdco, Energy Center Dover LLC and Energy Center Smyrna LLC in 2020	90
Payment to buy out an existing tax equity partner of Wind TE Holdco on January 2, 2019	19
Increase in cash due to consolidation of DGPV Holdco LLC in May 2020	17
Decrease in growth capital expenditures in the Renewables segment related to prior year expenditures for the repowering of Elbow Creek and Wildorado	13
Payment to acquire the Class A interest in the Oahu Partnership and Kawailoa Partnership in 2019	6
Increase in net distributions from unconsolidated affiliates in 2020	5
Other	1
$251
Net Cash Used in Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Increase in net contributions received from noncontrolling interests in 2020 compared to 2019, primarily from tax equity contributions in the Wildorado TE Holdco	$165
Decrease in payments for long-term debt in 2020 compared to 2019 primarily due to 2019 repayment of 2019 Convertible Notes and Tapestry and Viento project level debt refinancing offset by 2020 repayments of Repowering Partnership construction debt, 2024 Senior Notes and 2020 Convertible Notes	69
Net proceeds received from issuance of common stock under the ATM Program in 2020	38
Decrease in payments for debt issuance costs due to project level debt refinancing in 2019	13
Decrease in proceeds from long-term debt in 2020 compared to 2019 primarily due to 2019 project level financing agreements at Repowering Partnership, Tapestry and Thermal offset by the 2028 Senior Note proceeds in 2020	(207)
Payment to buy out CEG's noncontrolling interest in Repowering Partnership II LLC on May 11, 2020	(70)
Increase in dividends paid to common stockholders in 2020	(7)
$1

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
As of December 31, 2019, the Company has an interest disallowance carry forward of $219 million as a result of the proposed §163(j) regulation, which was enacted as part of the Tax Cut and Jobs Act. The disallowed interest deduction has an indefinite carry forward period and any limitations on the utilization of this carry forward have been factored into our valuation allowance analysis. These are proposed regulations which are not final and are subject to change in the regulatory review process. On July 28, 2020, the Internal Revenue Service issued final regulations under §163(j), which limits the deduction for business interest expense. The Company is currently analyzing the impact that the regulations will have on its consolidated financial statements and related income tax calculations.
On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security (CARES) Act, or CARES Act, was signed into law, which includes modifications to the business interest expense disallowance and net operating loss provisions. While the Company expects to utilize previously disallowed interest expense during 2020 as a result of the modifications, the Company does not expect the CARES Act to have a material impact on the consolidated financial statements. The Company will continue to assess the effects of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.
On June 29, 2020, governor of California signed Assembly Bill 85, or AB 85, suspending California net operating loss (NOL) utilization and imposing a cap on the amount of business incentive credits companies can utilize, effective for tax years 2020, 2021, and 2022. After assessing the law change, the Company expects AB 85 to have an immaterial impact on the consolidated financial statements.
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
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of June 30, 2020, the Company has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method. DGPV Holdco 1 LLC, DGPV Holdco 2 LLC and GenConn are variable interest entities for which the Company is not the primary beneficiary. The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $660 million as of June 30, 2020. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.
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
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at June 30, 2020, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at June 30, 2020. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item — 1 Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses) Gains	(In millions)
Fair value of contracts as of December 31, 2019	$(92)
Contracts realized or otherwise settled during the period	9
Contracts acquired during the period	(29)
Changes in fair value	(121)
Fair value of contracts as of June 30, 2020	$(233)

	Fair value of contracts as of June 30, 2020
	Maturity
Fair Value Hierarchy (Losses) Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$(41)	$(69)	$(40)	$(66)	$(216)
Level 3	—	(1)	(6)	(10)	(17)
Total	$(41)	$(70)	$(46)	$(76)	$(233)

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
If all of the interest rate swaps had been discontinued on June 30, 2020, the Company would have owed the counterparties $230 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of June 30, 2020, a 1% change in interest rates would result in an approximately $2 million change in market interest expense on a rolling twelve-month basis.
As of June 30, 2020, the fair value of the Company's debt was $6,917 million and the carrying value was $6,813 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by approximately $420 million.
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would cause a change of approximately $1 million to the net value of derivatives as of June 30, 2020. The impact of a $0.50 per MWh increase or decrease in power prices across the term of the derivatives contracts would cause a change of approximately $1 million to the net value of power derivatives as of June 30, 2020.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of the material legal proceedings in which the Company was involved through June 30, 2020, see Note 13, Contingencies, to this Form 10-Q.

ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company's 2019 Form 10-K, as supplemented by the risk factors disclosed in Part II, Item 1A, Risk Factors, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. There have been no material changes in the Company's risk factors since those reported in its 2019 Form 10-K, as supplemented by the those reported in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
4.1
Eleventh Supplemental Indenture, dated as of July 17, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 21, 2020.
4.2	Seventh Supplemental Indenture, dated as of July 17, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 21, 2020.
4.3	Third Supplemental Indenture, dated as of July 17, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on July 21, 2020.
10.1*^	Purchase and Sale Agreement, dated as of April 17, 2020, by and between Clearway Energy Operating LLC and Clearway Renew LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 20, 2020.
10.2*^	Membership Interest Purchase Agreement, dated as of April 17, 2020, by and between Clearway Energy Operating LLC and SP Wind Holdings, LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 20, 2020.
10.3*^	Membership Interest Purchase Agreement, dated as of April 17, 2020, by and between CWSP Wildorado Elbow Holding LLC and Wind TE Holdco LLC.	Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 20, 2020.
10.4*^	Limited Liability Company Agreement of Pinnacle Repowering Partnership LLC, dated as of April 17, 2020.	Incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 20, 2020.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chad Plotkin.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of Mary-Lee Stillwell.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

*	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission (the “SEC”) upon request.
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

CLEARWAY ENERGY, INC. (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
Chief Executive Officer (Principal Executive Officer)

/s/ CHAD PLOTKIN
Chad Plotkin
Chief Financial Officer (Principal Financial Officer)

/s/ MARY-LEE STILLWELL
Mary-Lee Stillwell
Date: August 6, 2020	Chief Accounting Officer (Principal Accounting Officer)