Form 10-K
period 2020-12-31
Clearway Energy, Inc.
filed 2021-03-01
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year ended	December 31, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to .
Commission File Number: 001-36002
Clearway Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware			46-1777204
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

300 Carnegie Center, Suite 300	Princeton	New Jersey	08540
(Address of principal executive offices)			(Zip Code)
(609) 608-1525
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01	CWEN.A	New York Stock Exchange
Class C Common Stock, par value $0.01	CWEN	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Yes ☒ No ☐
As of the last business day of the most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $1,786,941,297 based on the closing sale prices of such shares as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2021
Common Stock, Class A, par value $0.01 per share	34,599,645
Common Stock, Class B, par value $0.01 per share	42,738,750
Common Stock, Class C, par value $0.01 per share	81,635,540
Common Stock, Class D, par value $0.01 per share	42,738,750
                    Documents Incorporated by Reference:
Portions of the Registrant's Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

TABLE OF CONTENTS

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2020 Convertible Notes	$45 million aggregate principal amount of 3.25% convertible notes due 2020, issued by Clearway Energy, Inc., which were repaid on June 1, 2020
2024 Senior Notes	$500 million aggregate principal amount of 5.375% unsecured senior notes due 2024, issued by Clearway Energy Operating LLC, which were repaid on January 3,2020
2025 Senior Notes	$600 million aggregate principal amount of 5.750% unsecured senior notes due 2025, issued by Clearway Energy Operating LLC
2026 Senior Notes	$350 million aggregate principal amount of 5.00% unsecured senior notes due 2026, issued by Clearway Energy Operating LLC
2028 Senior Notes	$850 million aggregate principal amount of 4.75% unsecured senior notes due 2028, issued by Clearway Energy Operating LLC
Adjusted EBITDA
A non-GAAP measure, represents earnings before interest, tax, depreciation and amortization adjusted for mark-to-market gains or losses, asset write offs and impairments; and factors which the Company does not consider indicative of future operating performance

ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates – updates to the ASC
ATM Programs	At-The-Market Equity Offering Programs
Bankruptcy Code	Title 11 of the U.S. Code
Bankruptcy Court	U.S. Bankruptcy Court for the Northern District of California
Buckthorn Solar Drop Down Asset	Buckthorn Renewables, LLC, which owns 100% of Buckthorn Solar Portfolio, LLC, which was acquired by Clearway Energy Operating LLC from NRG on March 30, 2018
CAFD
A non-GAAP measure, Cash Available for Distribution is defined as of December 31, 2020 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, adjustments to reflect CAFD generated by unconsolidated investments that were not able to distribute project dividends prior to PG&E's emergence from bankruptcy on July 1, 2020 and subsequent release post-bankruptcy, cash receipts from notes receivable, cash distributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, Walnut Creek investment payments, changes in prepaid and accrued capacity payments, and adjusted for development expenses.

Carlsbad Drop Down	The acquisition by the Company of the Carlsbad Energy Center, a 527 MW natural gas fired project located in Carlsbad, CA
CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreement	Master Services Agreements entered into as of August 31, 2018 between the Company, Clearway Energy LLC and Clearway Energy Operating LLC, and CEG
CEG ROFO Agreement	Right of First Offer Agreement, entered into as of August 31, 2018, by and between Clearway Energy Group LLC and Clearway Energy, Inc., and solely for purposes of Section 2.4, GIP III Zephyr Acquisition Partners, L.P., as amended by the First Amendment dated February 14, 2019, the Second Amendment dated August 1, 2019, the Third Amendment dated December 6, 2019 and the Fourth Amendment dated November 2, 2020
Clearway Energy LLC	The holding company through which the projects are owned by Clearway Energy Group LLC, the holder of Class B and Class D units, and Clearway Energy, Inc., the holder of the Class A and Class C units
Clearway Energy Group LLC	The holder of the Company's Class B and Class D common shares and Clearway Energy LLC's Class B and Class D units
Clearway Energy Operating LLC	The holder of the project assets that are owned by Clearway Energy LLC
COD	Commercial Operation Date
Code	Internal Revenue Code of 1986, as amended
Company	Clearway Energy, Inc. together with its consolidated subsidiaries

CVSR	California Valley Solar Ranch
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
DGPV Holdco Entities	Collectively, DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3
DGPV Holdco 1	DGPV Holdco 1 LLC
DGPV Holdco 2	DGPV Holdco 2 LLC
DGPV Holdco 3	DGPV Holdco 3 LLC
Distributed Solar	Solar power projects, typically less than 20 MW in size, that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Collectively, assets under common control acquired by the Company from NRG from January 1, 2014 through the period ended August 31, 2018 and from CEG from August 31, 2018 through the period ending December 31, 2020
Economic Gross Margin	A non-GAAP measure, energy and capacity revenue, less cost of fuels. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Management's discussion of the results of operations for the years ended December 31, 2020 and 2019 for a discussion of this measure.
ECP	Energy Center Pittsburgh LLC, a subsidiary of the Company
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ERCOT	Electric Reliability Council of Texas, the ISO and the regional reliability coordinator of the various electricity systems within Texas
EWG	Exempt Wholesale Generator
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GHG	Greenhouse gas
GIM	Global Infrastructure Management, LLC
GIP	Collectively, Global Infrastructure Partners III-C Intermediate AIV 3, L.P., Global Infrastructure Partners III-A/B AIV 3, L.P., Global Infrastructure Partners III-C Intermediate AIV 2, L.P., Global Infrastructure Partners III-C2 Intermediate AIV, L.P. and GIP III Zephyr Friends & Family, LLC.
GIP Transaction	On August 31, 2018, NRG transferred its full ownership interest in the Company to Clearway Energy Group LLC and subsequently sold 100% of its interests in Clearway Energy Group LLC, which includes NRG's renewable energy development and operations platform, to an affiliate of GIP. GIP, NRG and the Company also entered into a consent and indemnity agreement in connection with the purchase and sale agreement, which was signed on February 6, 2018
HLBV	Hypothetical Liquidation at Book Value
IRS	Internal Revenue Service
ISO	Independent System Operator, also referred to as an RTO
ITC	Investment Tax Credit
kWh	Kilowatt Hour
LIBOR	London Inter-bank Offered Rate
MBTA	Migratory Bird Treaty Act
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
NERC	North American Electric Reliability Corporation

Net Exposure	Counterparty credit exposure to Clearway Energy, Inc. net of collateral
NOLs	Net Operating Losses
NOx	Nitrogen Oxides
NPNS	Normal Purchases and Normal Sales
NRG	NRG Energy, Inc.
NRG Power Marketing	NRG Power Marketing LLC
NRG TSA	Transition Services Agreement, entered into as of August 31, 2018, by and between NRG and the Company
OCI/OCL	Other comprehensive income/loss
O&M	Operations and Maintenance
PG&E	Pacific Gas and Electric Company
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
The Company is one of the largest renewable energy owners in the U.S. with over 4,200 net MW of installed wind and solar generation projects. The Company also owns approximately 2,500 net MW of environmentally-sound, highly efficient natural gas generation facilities as well as a portfolio of district energy systems. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. Substantially all of the Company's generation assets are under long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of these offtake agreements was approximately 13 years as of December 31, 2020 based on CAFD.
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
As of December 31, 2020, the Company owns 57.61% of the economic interests of Clearway Energy LLC, with CEG retaining 42.39% of the economic interests of Clearway Energy LLC.
A complete listing of the Company's interests in facilities, operations and/or projects owned or leased as of December 31, 2020 can be found in Item 2 — Properties.
History
    The Company was formed as a Delaware corporation on December 20, 2012 by NRG. On August 31, 2018, NRG transferred its full ownership interest in the Company to CEG, the holder of NRG's renewable energy development and operations platform, and subsequently sold 100% of its interest in CEG to GIP, referred to hereinafter as the GIP Transaction.
    The Company is the sole managing member of Clearway Energy LLC and operates and controls all of its business and affairs and consolidates the financial results of Clearway Energy LLC and its subsidiaries. Clearway Energy LLC is a holding company for the companies that directly and indirectly own and operate the Company's assets. As of December 31, 2020, the Company owns 57.61% of the economic interests of Clearway Energy LLC, with CEG retaining 42.39% of the economic interests of Clearway Energy LLC. As a result of the current ownership of the Class B common stock and Class D common stock, CEG controls the Company, and the Company in turn, as the sole managing member of Clearway Energy LLC, controls Clearway Energy LLC and its subsidiaries.

    The diagram below depicts the Company’s organizational structure as of December 31, 2020:

GIP III Zephyr Acquisition Partners, L.P.
Clearway Energy Group LLC
Public shareholders
Class B Common Stock and Class D Common Stock Aggregate 54.93% Voting Interest
Class B Units and Class D Units Aggregate 42.39% Economic Interest
Clearway Energy, Inc.
Class A Common Stock and Class C Common Stock Aggregate 45.07% Voting Interest
Sole Managing Member Class A Units and Class C Units Aggregate 57.61% Economic Interest
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
    Growing the business through acquisitions of contracted operating assets. The Company believes that its base of operations provides a platform in the conventional and renewable power generation and thermal sectors for strategic growth through cash accretive and tax advantaged acquisitions complementary to its existing portfolio. In addition to acquiring renewable generation, conventional generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market and operating expertise provides it with a competitive advantage, the Company entered into the CEG ROFO Agreement. Under the CEG ROFO Agreement, CEG has granted the Company and its affiliates a right of first offer on any proposed sale, transfer or other disposition of certain assets of CEG, or the CEG ROFO Assets, until August 31, 2023. CEG is not obligated to sell the remaining CEG ROFO Assets to the Company and, if offered by CEG, the Company cannot be sure whether these assets will be offered on acceptable terms, or that the Company will choose to consummate such acquisitions. The Company and CEG work collaboratively in considering new assets to be added under the CEG ROFO

Agreement or to be acquired by the Company outside of the CEG ROFO Agreement. The assets listed below represent the Company's currently committed investments in projects with CEG and the CEG ROFO Assets:
Committed Investments and CEG ROFO Assets

Asset	Technology	Gross Capacity (MW)	State	COD	Status
Pinnacle Repowering	Wind	55	WV	2021	Committed
Mesquite Sky (a)	Wind	345	TX	2021	Committed
Black Rock (a)	Wind	110	WV	2021	Committed
Mililani I (a)	Solar	39	HI	2022	Committed
Waiawa (a)	Solar	36	HI	2022	Committed
Daggett (a)	Solar	482	CA	2022	Committed
Wildflower	Solar	100	MS	2023	ROFO
(a) Projects included in a co-investment partnership with Hannon Armstrong Sustainable Infrastructure Capital, Inc
    Primary focus on North America. The Company intends to primarily focus its investments in North America (including the unincorporated territories of the U.S.). The Company believes that industry fundamentals in North America present it with significant opportunity to grow its portfolio without creating significant exposure to currency and sovereign risk. By primarily focusing its efforts on North America, the Company believes it will best leverage its regional knowledge of power markets, industry relationships and skill sets to maximize the performance of the Company.
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

Competitive Strengths
    Stable, high quality cash flows. The Company's facilities have a stable, predictable cash flow profile consisting of predominantly long-life electric generation assets that sell electricity under long-term fixed priced contracts or pursuant to regulated rates with investment grade and certain other creditworthy counterparties. The Company's facilities have minimal fuel risk. For the Company's conventional assets, fuel is provided by the toll counterparty or the cost thereof is a pass-through cost under the Contract for Differences. Renewable facilities have no fuel costs, and most of the Company's thermal infrastructure assets have contractual or regulatory tariff mechanisms for fuel cost recovery. The offtake agreements for the Company's conventional and renewable generation facilities have a weighted-average remaining duration, based on CAFD, of approximately 13 years as of December 31, 2020, providing long-term cash flow stability. The Company's generation offtake agreements with counterparties for whom credit ratings are available have a weighted-average Moody’s rating of Ba1 based on rated capacity under contract. All of the Company's assets are in the U.S. and accordingly have no currency or repatriation risks.
    Environmentally well-positioned portfolio of assets. The Company's portfolio of electric generation assets consists of 4,208 net MW of renewable generation capacity that are non-emitting sources of power generation. The Company's conventional assets consist of the dual fuel-fired GenConn assets as well as the Carlsbad, Marsh Landing and Walnut Creek simple cycle natural gas-fired peaking generation facilities and the El Segundo combined cycle natural gas-fired peaking facility. The Company does not anticipate having to expend any significant capital expenditures in the foreseeable future to comply with current environmental regulations applicable to its generation assets. Taken as a whole, the Company believes its strategy will be a net beneficiary of current and potential environmental legislation and regulatory requirements that may serve as a catalyst for capacity retirements and improve market opportunities for environmentally well-positioned assets like the Company's assets once its current offtake agreements expire.
High quality, long-lived assets with low operating and capital requirements. The Company benefits from a portfolio of relatively younger assets, other than thermal infrastructure assets. The Company's assets are comprised of proven and reliable technologies, provided by leading original solar and wind equipment manufacturers such as General Electric, Siemens AG, SunPower Corporation, or SunPower, First Solar Inc., or First Solar, Vestas, Mitsubishi, Trina Solar, JA Solar and Siemens Gamesa. Given the modern nature of the portfolio, which includes a substantial number of relatively low operating and maintenance cost solar and wind generation assets, the Company expects to achieve high fleet availability and expend modest maintenance-related capital expenditures.
    Significant scale and diversity. The Company owns and operates a large and diverse portfolio of electric generation and thermal infrastructure assets. As of December 31, 2020, the Company owns and operates a portfolio of 6,690 net MW of primarily contracted renewable and conventional generation assets which benefit from significant diversification in terms of technology, fuel type, counterparty and geography. The Company's Thermal Business consists of thirteen operations, seven of which are district energy centers that provide steam and chilled water to approximately 695 customers, and six of which provide generation. The Company believes its scale and access to best practices across the fleet improves its business development opportunities through enhanced industry relationships, reputation and understanding of regional power market dynamics. Furthermore, the Company's diversification reduces its operating risk profile and reliance on any single market.
    Relationship with GIP and CEG. The Company believes that its relationship with GIP and CEG provides significant benefits. GIM, the manager of GIP, is an independent infrastructure fund manager that invests in infrastructure assets and businesses in both the Organization for Economic Co-operation and Development and select emerging market countries. GIM has a strong track record of investment and value creation in the renewable energy sector. GIM also has extensive experience with publicly traded yield vehicles and development platforms, ranging from Europe's first application of a yield company/development company model to the largest renewable platform in Asia-Pacific. Additionally, the Company believes that CEG provides the Company access to a highly capable renewable development and operations platform that is aligned to support the Company's growth.
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

Segment Review
    The following tables summarize the Company's operating revenues, net income (loss) and assets by segment for the years ended December 31, 2020, 2019 and 2018, as discussed in Item 15 — Note 13, Segment Reporting, to the Consolidated Financial Statements.

	Year ended December 31, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$437	$569	$193	$—	$1,199
Net income (loss)	140	(109)	3	(96)	(62)
Total assets	2,575	7,157	627	233	10,592

	Year ended December 31, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$346	$485	$201	$—	$1,032
Net income (loss)	135	(104)	(5)	(122)	(96)
Total assets	2,753	6,186	633	128	9,700

	Year ended December 31, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$337	$523	$193	$—	$1,053
Net income (loss)	135	86	29	(196)	54
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
    U.S. federal, state and local governments have established various incentives to support the development of renewable energy projects. These incentives include accelerated tax depreciation, PTCs, ITCs, cash grants, tax abatements and RPS programs. Pursuant to the U.S. federal Modified Accelerated Cost Recovery System, or MACRS, wind and solar projects are generally fully depreciated for tax purposes over a five-year period (before taking into account certain conventions) even though the useful life of such projects is generally much longer than five years. The Tax Act also provides the ability for wind and solar projects to claim immediate expensing for property acquired and placed in service after September 27, 2017, and before January 1, 2023.
    Owners of utility-scale wind facilities are eligible to claim an income tax credit (the PTC, or an ITC in lieu of the PTC) upon initially achieving commercial operation. The PTC is determined based on the amount of electricity produced by the wind facility during the first ten years of commercial operation. This incentive was created under the Energy Policy Act of 1992 and has been extended several times. Alternatively, an ITC equal to a percentage of the cost of a wind facility may be claimed in lieu of the PTC. In order to qualify for the PTC (or ITC in lieu of the PTC), construction of a wind facility must begin before a specified date and the taxpayer must maintain a continuous program of construction or continuous efforts to advance the project to completion. The Internal Revenue Service, or IRS, issued guidance stating that the safe harbor for continuous efforts and continuous construction requirements will generally be satisfied if the facility is placed in service no more than four years after the year in which construction of the facility began. In response to the COVID-19 pandemic, the IRS extended this safe harbor by one year for facilities that began construction in 2016 or 2017. The IRS also confirmed that retrofitted wind facilities may re-qualify for PTCs or ITCs pursuant to the beginning construction requirement, as long as the cost basis of the new investment is at least 80% of the facility’s total fair value.
    Owners of solar projects are eligible to claim an ITC for new solar projects. Tax credits for qualifying wind and solar projects are subject to the following phase-down schedule.

	Year construction of project begins
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
PTC (a)	100%	100%	80%	60%	40%	60%	60%	—%	—%	—%
On Shore Wind ITC (b)	30%	30%	24%	18%	12%	18%	18%	—%	—%	—%
Solar ITC (c)	30%	30%	30%	30%	30%	26%	26%	26%	22%	10%

(a) Percentage of the full PTC available for wind projects that begin construction during the applicable year.
(b) The Taxpayer Certainty and Disaster Tax Relief Act of 2020 provides for a new 30% ITC for offshore wind projects that begin construction before January 1, 2026.
(c) ITC is limited to 10% for projects not placed in service before January 1, 2026.

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
FERC
    FERC, among other things, regulates the transmission and the wholesale sale of electricity in interstate commerce under the authority of the FPA. The transmission and sale of electric energy occurring wholly within ERCOT is not subject to FERC’s jurisdiction. Under existing regulations, FERC has the authority to determine whether an entity owning a generation facility is an EWG, as defined in the PUHCA. FERC also has the authority to determine whether a generation facility meets the applicable criteria of a QF under the PURPA. Each of the Company’s U.S. generating facilities qualifies as either an EWG or QF.
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
    Public utilities are required to obtain FERC’s acceptance, pursuant to Section 205 of the FPA, of their rate schedules for the wholesale sale of electricity. Several of the Company's QF generating facilities and all of the Company’s non-QF generating facilities located in the U.S. outside of ERCOT make sales of electricity pursuant to market-based rates, as opposed to traditional cost-of-service regulated rates. FERC conducts a review of the market-based rates of Company public utilities and potential market power every three years according to a regional schedule established by FERC.
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
A number of regulations that may affect the Company are either recently effective for 2021 or under review for potential revision or rescission in 2021, including the Affordable Clean Energy (ACE) rule, state solar photovoltaic module (solar panel) disposal and recycling regulations, and federal Migratory Bird Treaty Act, or MBTA, incidental take regulations. Government leaders have also considered proposed MBTA legislation. The Company will evaluate the impact of the legislation and regulations as they are revised but cannot fully predict the impact of each until anticipated revisions and legal challenges are resolved. To the extent that proposed legislation and new or revised regulations restrict or otherwise impact the Company's operations, the proposed legislation and regulations could have a negative impact on the Company's financial performance.
Affordable Clean Energy Rule — The attention in recent years on GHG emissions has resulted in federal regulations and state legislative and regulatory action. In 2015, the EPA finalized the Clean Power Plan, or the CPP, which addressed GHG emissions from existing electric utility steam generating units. The CPP was challenged in court and in 2016 the U.S. Supreme Court stayed the CPP. In 2019, the EPA published the Affordable Clean Energy, or ACE, rule to replace the CPP. The ACE rule establishes emission guidelines for states to develop plans to address greenhouse gas emissions from existing power plants. The ACE rule also reinforces the states’ broad discretion in establishing and applying emissions standards to new emission sources. However, on January 19, 2021, the U.S. Court of Appeals for the District of Columbia Circuit issued a judgment vacating and remanding the ACE rule. The CPP is currently expected to become effective in 2021, barring additional action by the Biden Administration or the U.S. Supreme Court. The reimplementation of the CPP, or a potential replacement of the CPP by the Biden Administration with another program regulating GHG emissions could result in increased operating costs or capital expenses for our conventional power generating facilities.
    Proposed and Final State Solar Photovoltaic Module Disposal and Recycling Regulations — On October 1, 2015, California enacted SB 489, which authorized California’s Department of Toxic Substances Control ("DTSC") to adopt regulations to designate discarded photovoltaic modules, which are classified as hazardous waste, as universal waste subject to universal waste management. On April 19, 2019, the department proposed regulations that would allow discarded photovoltaic modules to be managed as universal waste. The final regulations were approved by the CA Office of Administrative Law in September 2020 and became effective January 1, 2021. DTSC issued the final regulatory text in April 2020 and the regulations became effective January 1, 2021.
In January 2021, the State of Hawaii issued a public notice of proposed rule changes which amongst other items, include proposed new solar panel universal waste rule. This proposed rule would create a new universal waste category for solar panels and allow solar panel waste management to be conducted under the existing regulatory framework.

Proposed Federal MBTA Incidental Take Legislation and Regulations — On January 15, 2020, the House Natural Resources Committee voted to advance a bill that would reinstate the interpretation that incidental take is prohibited under the MBTA, overriding the Trump-administration Solicitor’s Opinion M-37050 that held the MBTA only applies to intentional takings. The bill also develops a general permitting program that covers incidental take of migratory birds. To the extent that electric generation takes migratory birds, it typically is incidental to its operations.
On January 7, 2021, the U.S. Fish and Wildlife Service (“FWS”) published a final rule codifying the Solicitor’s Opinion M-37050 defining the scope of certain prohibitions under the MBTA. The final rule clarifies that criminal liability for pursuing, hunting, taking, capturing, or killing or attempting to take, capture or kill migratory birds is limited to actions directed at migratory birds, their nests, or their eggs. Under the final rule, these prohibitions do not extend to actions that only incidentally take or kill migratory birds as a result of otherwise lawful activities. However, the final rule and the underlying Solicitor’s Opinion have both been subject to legal challenges. On August 11, 2020, the Southern District Court in New York vacated the Solicitor's Opinion, finding there was not an adequate legal basis for the policy changes articulated in the guidance document. In addition, on January 19, 2021, environmental groups filed a lawsuit in the U.S. District Court for the Southern District of New York arguing that the FWS’s January 2021 final rule improperly relied on the vacated Solicitor’s Opinion, violates the MBTA, and should be vacated. Finally, on January 20, 2021, President Biden issued an executive order to review and consider suspending, revising, or rescinding agency actions taken between January 20, 2017 and January 20, 2021 determined to be inconsistent with certain public health and environmental goals. This includes a review of both the Solicitor’s Opinion and the FWS’s January 2021 final rule. In response to this directive, on February 9, 2021, the FWS delayed the effective date of the January 2021 final rule until March 8, 2021 and requested public comment to inform its review and a potential extended delay. A return to the position that incidental take is prohibited under the MBTA, or the development of legislation or regulations contrary to the FWS’s January 2021 rule, could increase potential liability and impose additional permitting requirements on our operations.

State Migratory Bird Incidental Take Legislation and Regulations — In 2019, Assembly Member Kalra introduced AB 454 to protect migratory bird species in California. This new bill was intended to backstop the MBTA. The bill, which sunsets on January 20, 2025, makes it unlawful to take or possess any migratory bird in California except as provided by pre-2017 federal guidance. The bill was approved by the State Legislature and signed into law by Governor Newsom in October 2019.
Customers
    The Company sells its electricity and environmental attributes, including RECs, primarily to local utilities under long-term, fixed-price PPAs. During the year ended December 31, 2020, the Company derived approximately 34% of its consolidated revenue from Southern California Edison, or SCE, and approximately 18% of its consolidated revenue from PG&E.
Human Capital
As of December 31, 2020, the Company had 301 employees, 56 of which are in Corporate and 245 of which are in the Thermal business. The Company also depends upon personnel of CEG for the provision of management, administration, O&M and certain other services at certain of the Company's renewable generation facilities.

The Company focuses on attracting, developing and retaining a team of highly talented and motivated employees. The Company regularly conducts assessments of its compensation and benefit practices and pay levels to help ensure that staff members are compensated fairly and competitively. The Company devotes extensive resources to staff development and training, including tuition assistance for career-enhancing academic and professional programs. Employee performance is measured in part based on goals that are aligned with the Company's annual objectives. The Company recognizes that its success is based on the talents and dedication of those it employs, and the Company is highly invested in their success. See "Environmental, Social and Governance (ESG)" below for a discussion of the Company's commitment to the health and safety of the Company's employees.

The Company is committed to maintaining a workplace that acknowledges, encourages, and values diversity and inclusion. The Company believes that individual differences, experiences, and strengths enrich the culture and fabric of its organization. Having employees with backgrounds and orientations that reflect a variety of viewpoints and experiences also helps the Company to better understand the needs of its customers and the communities in which it operates.

By leveraging the multitude of backgrounds and perspectives of its team and developing ongoing relationships with diverse vendors, the Company achieves a collective strength that enhances the work place and makes the Company a better business partner for its customers and others with a stake in the Company’s success.

In 2020, the Company launched its Equity, Partnership & Inclusion Council, or EPIC. As part of its commitment, the Company provides education on topics related to diversity, inclusion, and anti-racism. The Company also identified three areas of focus – Our People, Our Product & Customers and Our Purchasing. With the involvement of its employees, EPIC is advancing efforts in each of these areas to identify and implement opportunities for the Company to address equity, partnership and inclusion issues in our business activities.
Our People focuses on education and training; diversity, equity and inclusion policies and recruitment strategies; community and industry partnerships; and maintaining high employee engagement and retention.

Our Product & Customers focuses on identifying and eliminating any sales practices that could have a discriminatory impact and creating program development for low-income customers.

Our Purchasing focuses on establishing a non-discriminatory practices standard for the Company’s suppliers, diverse vendor sourcing and benchmarking.

In addition to the personnel of CEG, the Company relies on other third-party service providers in the daily operations of certain of the Company's renewable and conventional facilities.
Environmental, Social and Governance (ESG)

The Company is committed to engaging with its stakeholders on environmental, social and governance, or ESG, matters in a proactive, holistic and integrated manner. The Company strives to provide recent, credible and comparable data to ESG agencies while engaging institutional investors and investor advocacy organizations around ESG issues. The Company's Corporate Governance, Conflicts and Nominating Committee reviews developing trends and emerging ESG matters, as well as the Company’s strategies, activities policies and communications regarding ESG matters, and makes recommendations to the Company's Board of Directors regarding potential actions by the Company.

The Company has issued $1.1 billion of corporate green bonds under a green bond framework that applies the net proceeds to finance or refinance, in part or in full, new and existing projects and assets meeting certain criteria focused on the supply of energy from renewable resources, including solar energy and wind energy. The Company's projects and alignment of its Green Bond Principles (2018) are reviewed by Sustainalytics, an outside consultant with recognized expertise in ESG research and analysis.

The Company includes safety performance goals in the annual incentive plan for its management and the Company had zero fatalities in 2020. In response to the ongoing coronavirus (COVID-19) pandemic, the Company has implemented preventative measures and developed corporate and regional response plans to protect the health and safety of its employees, customers and other business counterparties, while supporting the Company’s suppliers and customers’ operations to the best of its ability in the circumstances. The Company also has modified certain business practices (including discontinuing all non-essential business travel, implementing a temporary work-from-home policy for employees who can execute their work remotely and encouraging employees to adhere to local and regional social distancing, more stringent hygiene and cleaning protocols across the Company’s facilities and operations and self-quarantining recommendations) to support efforts to reduce the spread of COVID-19 and to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. The Company continues to evaluate these measures, response plans and business practices in light of the evolving effects of COVID-19.
As discussed in greater detail above, the Company has focused its diversity, equity and inclusion efforts in three areas – Our People, Our Product & Customers and Our Purchasing – through its launch of EPIC. With the involvement of the Company’s employees, EPIC is advancing efforts in each of these areas to identify and implement opportunities for the Company to address equity, partnership and inclusion issues in its business activities.
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

Item 1A — Risk Factors
Summary of Risk Factors

The Company’s business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include among others, the following key risks:

Risks Related to the Company’s Business

•The ongoing coronavirus (COVID-19) outbreak or any other pandemic could adversely affect the Company’s business, financial condition and results of operations.
•Certain facilities are newly constructed and may not perform as expected.
•The Company's ability to grow and make acquisitions through cash on hand could be limited.
•The Company may not be able to effectively identify or consummate any future acquisitions on favorable terms, or at all.
•Counterparties to the Company's offtake agreements may not fulfill their obligations and, as the contracts expire, the Company may not be able to replace them with agreements on similar terms in light of increasing competition in the markets in which the Company operates.
•The Company’s ability to effectively consummate future acquisitions will also depend on the Company’s ability to arrange the required or desired financing for acquisitions.
•Even if the Company consummates acquisitions that it believes will be accretive to CAFD per share of Class A common stock and Class C common stock, those acquisitions may decrease the CAFD per share of Class A common stock and Class C common stock as a result of incorrect assumptions in the Company’s evaluation of such acquisitions, unforeseen consequences or other external events beyond the Company’s control.
•The Company’s indebtedness could adversely affect its ability to raise additional capital to fund the Company’s operations or pay dividends, and its debt may be adversely affected by changes to, or replacement of, the London Interbank Offered Rate, or LIBOR.
•The operation of electric generation facilities depends on suitable meteorological conditions and involves significant risks and hazards customary to the power industry that could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. These facilities may operate without long-term power sales agreements.
•Maintenance, expansion and refurbishment of electric generation facilities involve significant risks that could result in unplanned power outages or reduced output.
•Supplier and/or customer concentration at certain of the Company's facilities may expose the Company to significant financial credit or performance risks. The Company's operations also depend on key personnel.
•The Company currently owns, and in the future may acquire, certain assets in which the Company has limited control over management decisions and its interests in such assets may be subject to transfer or other related restrictions.
•The Company's assets are exposed to risks inherent in the use of interest rate swaps and forward fuel purchase contracts and the Company may be exposed to additional risks in the future if it utilizes other derivative instruments.
•The Company does not own all of the land on which its power generation or thermal assets are located, which could result in disruption to its operations.
•The Company's businesses are subject to physical, market and economic risks relating to potential effects of climate change.
•Risks that are beyond the Company's control, including but not limited to acts of terrorism or related acts of war, natural disaster, hostile cyber intrusions or other catastrophic events, could have a material adverse effect on the business, financial condition, results of operations and cash flows.
•The operation of the Company’s businesses is subject to cyber-based security and integrity risk.
•The Company relies on electric distribution and transmission facilities that it does not own or control and that are subject to transmission constraints within a number of the Company's regions. If these facilities fail to provide the Company with adequate transmission capacity, it may be restricted in its ability to deliver electric power to its customers and may either incur additional costs or forego revenues.
•The Company's costs, results of operations, financial condition and cash flows could be adversely impacted by the disruption of the fuel supplies necessary to generate power at its conventional and thermal power generation facilities.

Risks Related to the Company’s Relationship with GIP and CEG

•GIP, through its ownership of CEG, is the Company's controlling stockholder and exercises substantial influence over the Company. The Company is highly dependent on GIP and CEG.
•The Company may not be able to consummate future acquisitions from CEG.
•The Company may be unable to terminate the CEG Master Services Agreement, in certain circumstances.
•If CEG terminates the CEG Master Services Agreement or defaults in the performance of its obligations under the agreement, the Company may be unable to contract with a substitute service provider on similar terms, or at all.
•The Company is a “controlled company," controlled by GIP, and as a result, is exempt from certain corporate governance requirements that are designed to provide protection to stockholders of companies that are not controlled companies.
Risks Related to Regulation

•The Company's business is subject to restrictions resulting from environmental, health and safety laws and regulations.
•The electric generation business is subject to substantial governmental regulation, including environmental laws, and may be adversely affected by changes in laws or regulations, as well as liability under, or any future inability to comply with, existing or future regulations or other legal requirements.
•Government regulations providing incentives for renewable generation could change at any time and such changes may negatively impact the Company's growth strategy.
•The profitability of certain of the Company's Thermal assets is dependent on regulatory approval.

Risks Related to the Company's Common Stock

•The Company may not be able to continue paying comparable or growing cash dividends to holders of its common stock in the future.
•Market interest rates and reports of securities analysts may have an effect on the value of the Company's Class A and Class C common stock.
•Market volatility may affect the price of the Company's Class A and Class C common stock, and future issuance of additional shares of common stock may cause dilution of investors' ownership interest.
•Provisions of the Company's charter documents or Delaware law could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to holders of the Company's Class A and Class C common stock, and could make it more difficult to change management.

Risks Related to Taxation

•The Company's future tax liability may be greater than expected if the Company does not generate NOLs sufficient to offset taxable income, if federal, state and local tax authorities challenge certain of the Company’s tax positions and exemptions or if changes in federal, state and local tax laws occur.
•The Company's ability to use NOLs to offset future income may be limited.
•A valuation allowance may be required for the Company's deferred tax assets.
•Distributions to holders of the Company's Class A and Class C common stock may be taxable.

Risks Related to the Company's Business
The ongoing coronavirus (COVID-19) pandemic or any other pandemic could adversely affect the Company’s business, financial condition and results of operations.

The ongoing coronavirus (COVID-19) outbreak, which the World Health Organization declared as a pandemic on March 11, 2020, has reached every region of the world and has resulted in widespread adverse impacts on the global economy. In response, the Company has modified certain business and workforce practices (including discontinuing all non-essential business travel, implementing a temporary work-from-home policy for employees who can execute their work remotely and encouraging employees to adhere to local and regional social distancing, more stringent hygiene and cleaning protocols across the Company’s facilities and operations and self-quarantining recommendations) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. However, the quarantine of personnel or the inability to access the Company’s facilities or customer sites could adversely affect the Company’s operations. Also, the Company has a limited number of highly skilled employees for some of its operations. If a large proportion of the Company’s employees in those critical positions were to contract COVID-19 at the same time, the Company would rely upon its business continuity plans in an effort to continue operations at its facilities, but there is no certainty that such measures will be sufficient to mitigate the adverse impact to its operations that could result from shortages of highly skilled employees.

There is considerable uncertainty regarding how long the COVID-19 pandemic will persist and affect economic conditions, as well as whether governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns that exist as of the date of this report will be effective or whether new measures will be implemented or reinstated. Restrictions of this nature may cause the Company, its suppliers and other business counterparties to experience operational delays and delays in the delivery of materials and supplies and may cause milestones or deadlines relating to various projects to be missed. As a result, the Company could experience reductions in its sales and corresponding revenues in future periods. In addition, worsening economic conditions could result in the Company’s customers being unable or unwilling to fulfill their contractual obligations over time, or as contracts expire, to replace them with agreements on similar terms, which would impact the Company’s future financial performance. A significant decline in sales for the output the Company generates, whether due to decreases in consumer demand or disruption to its facilities or otherwise, would have a material adverse effect on the Company’s financial expectations, its financial condition, results of operations and cash flows, its ability to make distributions to its stockholders, the market prices of its common stock and its ability to satisfy its debt service obligations.

As of the date of this report, the Company's efforts to respond to the challenges presented by the conditions described above have allowed the Company to minimize the impacts to its business.

Additionally, the effects of COVID-19 or any other pandemic on the global economy could adversely affect the Company’s ability to access the capital and other financial markets, and if so, the Company may need to consider alternative sources of funding for some of its operations and for working capital, which may increase its cost of, as well as adversely impact its access to, capital. These uncertain economic conditions may also result in the inability of the Company’s customers and other counterparties to make payments to the Company, on a timely basis or at all, which could adversely affect the Company’s financial expectations, its financial condition, results of operations and cash flows, its ability to make distributions to its stockholders, the market prices of its common stock and its ability to satisfy its debt service obligations.

The Company cannot predict the full impact that COVID-19 will have on the Company’s financial expectations, its financial condition, results of operations and cash flows, its ability to make distributions to its stockholders, the market prices of its common stock and its ability to satisfy its debt service obligations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate duration and persistence of the pandemic, the consequences of governmental and other measures designed to prevent the spread of the virus, the ability of governments and health care providers to timely distribute available vaccines and the efficacy of such vaccines, the duration of the outbreak, actions taken by governmental actions taken by authorities, customers, suppliers and other third parties, workforce availability and the timing and extent to which normal economic and operating conditions resume.

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
    A significant portion of the electric power the Company generates is sold under long-term offtake agreements with public utilities or industrial or commercial end-users, with a weighted average remaining duration, based on CAFD, of approximately 13 years. As of December 31, 2020, the largest customers of the Company's power generation assets, including assets in which the Company has less than a 100% membership interest, were SCE and PG&E, which represented 34% and 18%, respectively, of total consolidated revenues generated by the Company during the year ended December 31, 2020. On July 1, 2020, PG&E emerged from bankruptcy.
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

    The power generation industry is characterized by intense competition and the Company's electric generation assets encounter competition from utilities, industrial companies and independent power producers, in particular with respect to uncontracted output. In recent years, there has been increasing competition among generators for offtake agreements and this has contributed to a reduction in electricity prices in certain markets characterized by excess supply above designated reserve margins. In light of these market conditions, the Company may not be able to replace an expiring or terminated agreement with an agreement on equivalent terms and conditions, including at prices that permit operation of the related facility on a profitable basis. In addition, the Company believes many of its competitors have well-established relationships with the Company's current and potential suppliers, lenders and customers, and have extensive knowledge of its target markets. As a result, these competitors may be able to respond more quickly to evolving industry standards and changing customer requirements than the Company will be able to. The adoption of more advanced technology could reduce its competitors' power production costs resulting in their having a lower cost structure than is achievable with the technologies currently employed by the Company and adversely affect its ability to compete for offtake agreement renewals. If the Company is unable to replace an expiring or terminated offtake agreement, the affected facility may temporarily or permanently cease operations. External events, such as a severe economic downturn or force majeure events, could also impair the ability of some counterparties to the Company's offtake agreements and other customer agreements to pay for energy and/or other products and services received.
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
    As of December 31, 2020, the Company had approximately $7,043 million of total consolidated indebtedness, $5,243 million of which was incurred by the Company's non-guarantor subsidiaries. In addition, the Company’s share of its unconsolidated affiliates’ total indebtedness and letters of credit outstanding as of December 31, 2020, totaled approximately $481 million and $59 million, respectively (calculated as the Company’s unconsolidated affiliates’ total indebtedness as of such date multiplied by the Company’s percentage membership interest in such assets).
    The Company’s substantial debt could have important negative consequences on the Company’s financial condition, including:
•increasing the Company’s vulnerability to general economic and industry conditions;
•requiring a substantial portion of the Company’s cash flow from operations to be dedicated to the payment of principal and interest on the Company’s indebtedness, therefore reducing the Company’s ability to pay dividends to holders of the Company’s capital stock (including the Class A and Class C common stock) or to use the Company’s cash flow to fund its operations, capital expenditures and future business opportunities;
•limiting the Company’s ability to enter into long-term power sales or fuel purchases which require credit support;
•limiting the Company’s ability to fund operations or future acquisitions;
•restricting the Company’s ability to make certain distributions with respect to the Company’s capital stock (including the Class A and Class C common stock) and the ability of the Company’s subsidiaries to make certain distributions to it, in light of restricted payment and other financial covenants in the Company’s credit facilities and other financing agreements;
•exposing the Company to the risk of increased interest rates because certain of the Company’s borrowings, which may include borrowings under the Company’s revolving credit facility, are at variable rates of interest;
•limiting the Company’s ability to obtain additional financing for working capital including collateral postings, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and
•limiting the Company’s ability to adjust to changing market conditions and placing it at a competitive disadvantage compared to the Company’s competitors who have less debt.
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
    In addition, the Company’s ability to arrange financing, either at the corporate level or at a non-recourse project-level subsidiary, and the costs of such capital, are dependent on numerous factors, including:
•general economic and capital market conditions;
•credit availability from banks and other financial institutions;
•investor confidence in the Company, its partners, GIP, through CEG, as the Company’s principal stockholder (on a combined voting basis) and the regional wholesale power markets;
•the Company’s financial performance and the financial performance of the Company subsidiaries;
•the Company’s level of indebtedness and compliance with covenants in debt agreements;
•maintenance of acceptable project credit ratings or credit quality;
•cash flow; and
•provisions of tax and securities laws that may impact raising capital.
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
Changes in the method of determining the London Interbank Offered Rate, or LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.
Amounts drawn under the Company's revolving credit facility and certain of the Company's project-level debt facilities currently bear interest at rates based on LIBOR. On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. On November 30, 2020, ICE Benchmark Administration Limited, the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 30, 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase-out could cause LIBOR to perform differently than in the past or cease to exist. While the Company's revolving credit facility includes a mechanism to amend the facilities to reflect the establishment of an alternative rate of interest upon the occurrence of certain events related to the phase-out of LIBOR, many of the Company's project-level debt facilities and swap arrangements do not. The Company has not yet pursued technical amendments or other contractual alternatives to address this matter with respect to all its existing debt facilities and swap arrangements and is continuing to evaluate the impact of LIBOR’s expected replacement. If no such amendments or other contractual alternatives are established on or prior to the phase-out of LIBOR, interest under the Company's revolving credit facility and other project-level debt facilities will bear interest at higher rates based on the prime rate until such amendments or other contractual amendments are established. Even if the Company has entered into interest rate swaps or other derivative instruments for purposes of managing its interest rate exposure or has otherwise amended its interest rate swaps or other derivative instruments to reflect an alternative reference rate, these hedging strategies may not be effective as a result of the replacement or phasing out of LIBOR, and the Company may incur losses as a result. The potential increase in the Company’s interest expense as a result of the phase-out of LIBOR and uncertainty as to the nature of the alternative reference rates could have an adverse effect on the Company's business, financial condition, results of operations and cash flows.

Certain of the Company's long-term bilateral contracts result from state-mandated procurements and could be declared invalid by a court of competent jurisdiction.
    A portion of the Company's revenues are derived from long-term bilateral contracts with utilities that are regulated by their respective states, and have been entered into pursuant to certain state programs. Certain long-term contracts that other companies have with state-regulated utilities have been challenged in federal court and have been declared unconstitutional on the grounds that the rate for energy and capacity established by the contracts impermissibly conflicts with the rate for energy and capacity established by FERC pursuant to the FPA. If certain of the Company's state-mandated agreements with utilities are ever held to be invalid or unenforceable due to the financial conditions or other conditions of such utility, the Company may be unable to replace such contracts, which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
The generation of electric energy from solar and wind energy sources depends heavily on suitable meteorological conditions.
    If solar or wind conditions are unfavorable, the Company's electricity generation and revenue from renewable generation facilities may be substantially below the Company's expectations. The electricity produced and revenues generated by a solar or wind energy generation facility is highly dependent on suitable solar or wind conditions, as applicable, and associated weather conditions, which are beyond the Company's control. Furthermore, components of the Company's systems, such as solar panels and inverters, could be damaged by severe weather, such as wildfires, hailstorms, tornadoes or freezing temperatures and other winter weather conditions. In addition, replacement and spare parts for key components may be difficult or costly to acquire or may be unavailable. Unfavorable weather and atmospheric conditions could impair the effectiveness of the Company's assets or reduce their output beneath their rated capacity or require shutdown of key equipment, impeding operation of the Company's renewable assets. For example, in February 2021, the Company's wind projects in Texas were unable to operate and experienced outages for a few days as a result of the extreme winter weather conditions. In addition, climate change may have the long-term effect of changing wind patterns at the Company's projects. Changing wind patterns could cause changes in expected electricity generation. These events could also degrade equipment or components and the interconnection and transmission facilities’ lives or maintenance costs.
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
    If the Company makes any major modifications to its conventional power generation facilities, it may be required to install the best available control technology or to achieve the lowest achievable emission rates as such terms are defined under the new source review provisions of the Clean Air Act in the future. Any such modifications could likely result in substantial additional capital expenditures. The Company may also choose to repower, refurbish or upgrade its facilities based on its assessment that such activity will provide adequate financial returns. Such facilities require time for development and capital expenditures before commencement of commercial operations, and key assumptions underpinning a decision to make such an investment may prove incorrect, including assumptions regarding construction costs, timing, available financing and future fuel and power prices. These events could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
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
    Furthermore, certain of the Company's facilities are operated by third-party operators. To the extent that third-party operators do not fulfill their obligations to manage operations of the facilities or are not effective in doing so, the amount of CAFD may be adversely affected.
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
    In addition, in 2015, the U.S., Canada and the U.K. participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the U.S. in April 2016, requires countries to review and “represent a progression” in their intended nationally determined contributions (which set GHG emission reduction goals) every five years beginning in 2020. In November 2020, the U.S. officially withdrew from the Paris Agreement in November 2020. However, on January 20, 2021, President Biden signed an “Acceptance on Behalf of the United States of America” that will allow the U.S. to rejoin the Paris Agreement. The newly signed acceptance, deposited with the United Nations on January 20, reverses the prior withdrawal. The U.S. officially rejoined the Paris Agreement on February 19,

2021. The U.S. Congress, along with federal and state agencies, has also considered measures to reduce the emissions of GHGs. Legislation or regulation that restricts carbon emissions could increase the cost of environmental compliance for the Company’s conventional assets by requiring the Company to install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. Climate change and GHG legislation or regulation could also delay or otherwise negatively affect efforts to obtain and maintain permits and other regulatory approvals for the Company’s conventional assets’ existing and new facilities, impose additional monitoring and reporting requirements or adversely affect demand for the natural gas we gather, transport and store. Conversely, legislation or regulation that sets a price on or otherwise restricts carbon emissions could also benefit the Company by increasing demand for solar or wind energy sources. In addition, governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the U.S, including climate change related pledges made by the Biden Administration. Shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change. Reentry into the Paris Agreement and President Biden's executive orders may result in the development of additional regulations or changes to existing regulations. The effect on the Company of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.

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

Risks Related to the Company's Relationships with GIP and CEG
GIP, through its ownership of CEG, is the Company's controlling stockholder and exercises substantial influence over the Company. The Company is highly dependent on GIP and CEG.
    GIP, through its ownership of CEG, owns all of the Company's outstanding Class B and Class D common stock. The Company's outstanding Class B and Class D common stock is entitled to one vote per share and 1/100th of a vote per share, respectively. As a result of its ownership of the Class B and Class D common stock, GIP indirectly owns 54.93% of the combined voting power of the Company's common stock as of December 31, 2020. As a result of this ownership, GIP has a substantial influence on the Company's affairs and its voting power will constitute a large percentage of any quorum of the Company's stockholders voting on any matter requiring the approval of the Company's stockholders. Such matters include the election of directors, the adoption of amendments to the Company's amended and restated certificate of incorporation and fourth amended and restated bylaws and approval of mergers or sale of all or substantially all of its assets. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company or discouraging others from making tender offers for the Company's shares. In addition, GIP has the right to elect all of the Company's directors. GIP may cause corporate actions to be taken even if their interests conflict with the interests of the Company's other stockholders (including holders of the Company's Class A and Class C common stock).
    Furthermore, the Company depends on certain services provided by or under the direction of CEG under the CEG Master Services Agreement, including numerous processes related to the Company's internal control over financial reporting. CEG personnel and support staff that provide services to the Company under the CEG Master Services Agreement are not required to, and the Company does not expect that they will, have as their primary responsibility the management and administration of the Company or to act exclusively for the Company and the CEG Master Services Agreement does not require any specific individuals to be provided by CEG. Under the CEG Master Services Agreement, CEG has the discretion to determine which of its employees perform assignments required to be provided to the Company. Any failure to effectively manage the Company's processes related to internal controls over financial reporting, operations or to implement its strategy could have a material adverse effect on the business, financial condition, results of operations and cash flows. The CEG Master Services Agreement will continue in perpetuity, until terminated in accordance with its terms.
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
    Due to GIP's approximate 54.93% combined voting power in the Company, the ability of other holders of the Company’s Class A and Class C common stock to exercise control over the corporate governance of the Company is limited. GIP and its affiliates have a substantial influence on the Company’s affairs and its voting power constitutes a large percentage of any quorum of the Company’s stockholders voting on any matter requiring the approval of the Company’s stockholders. GIP and its affiliates may hold certain interests that are different from those of the Company or other holders of the Company’s Class A and Class C common stock and there is no assurance that GIP and its affiliates will exercise its control over the Company in a manner that is consistent with the Company’s interests or those of the holders of the Company’s Class A and Class C common stock.

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
          As of  December 31, 2020, GIP indirectly controls 54.93% of the Company's combined voting power and is able to elect all of the Company's board of directors. As a result, the Company is considered a "controlled company" for the purposes of the NYSE listing requirements. As a "controlled company," the Company is permitted to, and the Company may, opt out of the NYSE listing requirements that would require (i) a majority of the members of the Company's board of directors to be independent, (ii) that the Company establish a compensation committee and a nominating and governance committee, each comprised entirely of independent directors, or (iii) an annual performance evaluation of the nominating and governance and compensation committees. The NYSE listing requirements are intended to ensure that directors who meet the independence standards are free of any conflicting interest that could influence their actions as directors. While the Company has elected to have a Corporate Governance, Conflicts and Nominating Committee consisting entirely of independent directors and to conduct an annual performance evaluation of this committee, the majority of the members of the Company’s board of directors are not considered independent and the Company's compensation committee is not comprised entirely of independent directors. Therefore, the Company’s stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the applicable NYSE listing requirements. It is also possible that the interests of GIP may in some circumstances conflict with the Company's interests and the interests of the holders of the Company's Class A and Class C common stock.
Risks Related to Regulation
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
    The Company's growth strategy depends in part on government policies that support renewable generation and enhance the economic viability of owning renewable electric generation assets. Renewable generation assets currently benefit from various federal, state and local governmental incentives such as ITCs, cash grants in lieu of ITCs, loan guarantees, RPS, programs, modified accelerated cost-recovery system of depreciation and bonus depreciation. In December 2015, the U.S. Congress enacted an extension of the 30% solar ITC so that projects that began construction in 2016 through 2019 will continue to qualify for the 30% ITC.  Projects beginning construction in 2020 and 2021 will be eligible for the ITC at the rates of 26% and 22%, respectively.  The same legislation also extended the 10-year wind PTC for wind projects that began construction in 2016 through 2019.Wind projects that began construction in 2018 or 2019 are eligible for PTCS at 60% and 40% of the statutory rate per kWh, respectively. In December 2019, the U.S. Congress extended the 10-year wind PTC for wind projects that begin construction in 2020, and such projects are eligible for PTCs at 60% of the statutory rate per kWh. The same legislation also extended an 18% ITC in lieu of the PTC for wind projects that begin construction in 2020. In December 2020, the Consolidated Appropriations Act, 2021 was signed by the President and extended the solar ITC so that projects that begin construction in 2021 or 2022 will be eligible for the ITC at a rate of 26% and projects beginning construction in 2023 will be eligible for the ITC at a rate of 22%. The same legislation also extended the 10-year wind PTC for wind projects that begin construction in 2021, and such projects are eligible for PTCs at 60% of the statutory rate per kWh or an 18% ITC in lieu of the PTC. The same legislation also added a 30% ITC for offshore wind projects that begin construction prior to January 1, 2026.

Many states have adopted RPS programs mandating that a specified percentage of electricity sales come from eligible sources of renewable energy. However, the regulations that govern the RPS programs, including pricing incentives for renewable energy, or reasonableness guidelines for pricing that increase valuation compared to conventional power (such as a projected value for carbon reduction or consideration of avoided integration costs), may change. If the RPS requirements are reduced or eliminated, it could lead to fewer future power contracts or lead to lower prices for the sale of power in future power contracts, which could have a material adverse effect on the Company's future growth prospects. Such material adverse effects may result from decreased revenues, reduced economic returns on certain project company investments, increased financing costs, and/or difficulty obtaining financing. Furthermore, the American Recovery and Reinvestment Act of 2009 included incentives to encourage investment in the renewable energy sector, such as cash grants in lieu of ITCs, bonus depreciation and expansion of the U.S. DOE loan guarantee program. It is uncertain what loan guarantees may be made by the U.S. DOE loan guarantee program in the future.

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

Risks Related to the Company's Common Stock
The Company may not be able to continue paying comparable or growing cash dividends to holders of its common stock in the future.
              The amount of CAFD principally depends upon the amount of cash the Company generates from its operations, which will fluctuate from quarter to quarter based on, among other things:
•the level and timing of capital expenditures the Company makes;
•the level of operating and general and administrative expenses, including reimbursements to CEG for services provided to the Company in accordance with the CEG Master Services Agreement;
•variations in revenues generated by the business, due to seasonality, weather, or otherwise;
•debt service requirements and other liabilities;
•fluctuations in working capital needs;
•the Company's ability to borrow funds and access capital markets;
•restrictions contained in the Company's debt agreements (including project-level financing and, if applicable, corporate debt); and
•other business risks affecting cash levels.
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
    The Company may incur other expenses or liabilities during a period that could significantly reduce or eliminate its CAFD and, in turn, impair its ability to pay dividends to holders of the Company's Class A or Class C common stock during the period. Because the Company is a holding company, its ability to pay dividends on the Company's Class A or Class C common stock is restricted and further limited by the ability of the Company's subsidiaries to make distributions to the Company, including restrictions under the terms of the agreements governing the Company's corporate debt and project-level financing. For example, as a result of the PG&E Bankruptcy, between early 2019 and mid-2020, certain of the Company's unconsolidated investments were unable to distribute project dividends to the Company. The project-level financing agreements generally prohibit distributions from the project entities prior to COD and thereafter prohibit distributions to the Company unless certain specific conditions are met, including the satisfaction of financial ratios. The Company's revolving credit facility also restricts the Company's ability to declare and pay dividends if an event of default has occurred and is continuing or if the payment of the dividend would result in an event of default.
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
              Provisions of the Company's amended and restated certificate of incorporation and fourth amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that holders of the Company's Class A and Class C common stock may consider favorable, including transactions in which such stockholders might otherwise receive a premium for their shares. This is because these provisions may prevent or frustrate attempts by stockholders to replace or remove members of the Company's management. These provisions include:

•a prohibition on stockholder action through written consent;
•a requirement that special meetings of stockholders be called upon a resolution approved by a majority of the Company's directors then in office;
•advance notice requirements for stockholder proposals and nominations; and
•the authority of the board of directors to issue preferred stock with such terms as the board of directors may determine.
    Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person that together with its affiliates owns or within the last three years has owned 15% of voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Additionally, the Company's restated certificate of incorporation prohibits any person and any of its associate or affiliate companies in the aggregate, public utility or holding company from acquiring, other than secondary market transactions, an amount of the Company's Class A or Class C common stock sufficient to result in a transfer of control without the prior written consent of the Company's board of directors. Any such change of control, in addition to prior approval from the Company's board of directors, would require prior authorization from FERC. Similar restrictions may apply to certain purchasers of the Company's securities which are holding companies regardless of whether the Company's securities are purchased in offerings by the Company or NRG, in open market transactions or otherwise. A purchaser of the Company's securities which is a holding company will need to determine whether a given purchase of the Company's securities may require prior FERC approval.
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

    The amount of distributions that will be treated as taxable for U.S. federal income tax purposes will depend on the amount of the Company's current and accumulated earnings and profits. It is difficult to predict whether the Company will generate earnings or profits as computed for federal income tax purposes in any given tax year. Generally, a corporation's earnings and profits are computed based upon taxable income, with certain specified adjustments. Distributions will constitute ordinary dividend income to the extent paid from the Company's current or accumulated earnings and profits. Distributions in excess of the Company’s current and accumulated earnings and profits will constitute a nontaxable return of capital to the extent of a stockholder's basis in his or her Class A or Class C common stock. Distributions in excess of the Company's current and accumulated earnings and profits and in excess of a stockholder's basis will be treated as gain from the sale of the common stock.
    For U.S. tax purposes, the Company's distributions to its stockholders in 2020 and 2019 are classified for U.S. federal income tax purposes as a nontaxable return of capital and reduction of a U.S. stockholder's tax basis, to the extent of a U.S. stockholder's tax basis in each of the Company's common shares, with any remaining amount being taxed as a capital gain.

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
•Potential risks related to COVID-19 or any other pandemic;
•Potential risks related to the Company's relationships with GIP and CEG;
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
Item 1B — Unresolved Staff Comments
None.

Item 2 — Properties
Listed below are descriptions of the Company's interests in facilities, operations and/or projects owned or leased as of December 31, 2020.

		Capacity
		Rated MW	Net MW(a)	Owner-ship			PPA Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
Conventional
Carlsbad	Carlsbad, CA	527	527	100%	Natural Gas	December 2018	San Diego Gas & Electric	2038
El Segundo	El Segundo, CA	550	550	100%	Natural Gas	August 2013	SCE	2023
GenConn Devon	Milford, CT	190	95	50%	Natural Gas/Oil	June 2010	Connecticut Light & Power	2040
GenConn Middletown	Middletown, CT	190	95	50%	Natural Gas/Oil	June 2011	Connecticut Light & Power	2041
Marsh Landing	Antioch, CA	720	720	100%	Natural Gas	May 2013	PG&E	2023
Walnut Creek	City of Industry, CA	485	485	100%	Natural Gas	May 2013	SCE	2023
Total Conventional		2,662	2,472
Utility Scale Solar
Agua Caliente	Dateland, AZ	290	46	16%	Solar	June 2014	PG&E	2039
Alpine	Lancaster, CA	66	66	100%	Solar	January 2013	PG&E	2033
Avenal	Avenal, CA	45	23	50%	Solar	August 2011	PG&E	2031
Avra Valley	Pima County, AZ	27	27	100%	Solar	December 2012	Tucson Electric Power	2032
Blythe	Blythe, CA	21	21	100%	Solar	December 2009	SCE	2029
Borrego	Borrego Springs, CA	26	26	100%	Solar	February 2013	San Diego Gas and Electric	2038
Buckthorn Solar (b)	Fort Stockton, TX	154	154	100%	Solar	July 2018	City of Georgetown, TX	2043
CVSR	San Luis Obispo, CA	250	250	100%	Solar	October 2013	PG&E	2038
Desert Sunlight 250	Desert Center, CA	250	63	25%	Solar	December 2014	SCE	2034
Desert Sunlight 300	Desert Center, CA	300	75	25%	Solar	December 2014	PG&E	2039
Kansas South	Lemoore, CA	20	20	100%	Solar	June 2013	PG&E	2033
Kawailoa (b)	Oahu, HI	49	24	48%	Solar	November 2019	Hawaiian Electric Company	2041
Oahu Solar Projects (b)	Oahu, HI	61	58	95%	Solar	September 2019	Hawaiian Electric Company	2041
Roadrunner	Santa Teresa, NM	20	20	100%	Solar	August 2011	El Paso Electric	2031
Rosamond Central (b)	Rosamond, CA	192	96	50%	Solar	December 2020	Various	2035
TA High Desert	Lancaster, CA	20	20	100%	Solar	March 2013	SCE	2033
Utah Solar Portfolio (b)	Various	530	265	50%	Solar	July - September 2016	PacifiCorp	2036
Total Utility Scale Solar		2,321	1,254
Distributed Solar
DGPV Fund Projects (b)	Various	286	286	100%	Solar	September 2015 - March 2019	Various	2030 - 2044
Solar Power Partners (SPP) Projects	Various	25	25	100%	Solar	June 2008 - June 2012	Various	2026 - 2037
Other DG Projects	Various	21	21	100%	Solar	December 2010 - October 2015	Various	2023 - 2039
Total Distributed Solar		332	332

		Capacity
		Rated MW	Net MW(a)	Owner-ship			PPA Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
Wind
Alta I	Tehachapi, CA	150	150	100%	Wind	December 2010	SCE	2035
Alta II	Tehachapi, CA	150	150	100%	Wind	December 2010	SCE	2035
Alta III	Tehachapi, CA	150	150	100%	Wind	February 2011	SCE	2035
Alta IV	Tehachapi, CA	102	102	100%	Wind	March 2011	SCE	2035
Alta V	Tehachapi, CA	168	168	100%	Wind	April 2011	SCE	2035
Alta X (b)	Tehachapi, CA	137	137	100%	Wind	February 2014	SCE	2038
Alta XI (b)	Tehachapi, CA	90	90	100%	Wind	February 2014	SCE	2038
Buffalo Bear	Buffalo, OK	19	19	100%	Wind	December 2008	Western Farmers Electric Co-operative	2033
Crosswinds	Ayrshire, IA	21	21	99%	Wind	June 2007	Corn Belt Power Cooperative	2027
Elbow Creek (b)	Howard County, TX	122	122	100%	Wind	December 2008	Various	2029
Elkhorn Ridge	Bloomfield, NE	81	54	66.7%	Wind	March 2009	Nebraska Public Power District	2029
Forward	Berlin, PA	29	29	100%	Wind	April 2008	Constellation NewEnergy, Inc.	2022
Goat Wind	Sterling City, TX	150	150	100%	Wind	April 2008/June 2009	Dow Pipeline Company	2025
Hardin	Jefferson, IA	15	15	99%	Wind	May 2007	Interstate Power and Light Company	2027
Langford (b)	Christoval, TX	160	160	100%	Wind	December 2009/November 2020	Goldman Sachs	2033
Laredo Ridge	Petersburg, NE	80	80	100%	Wind	February 2011	Nebraska Public Power District	2031
Lookout (b)	Berlin, PA	38	38	100%	Wind	October 2008	Southern Maryland Electric Cooperative	2030
Mesquite Star(b)	Fisher County, TX	419	210	50%	Wind	June 2020	Various	2032 - 2035
Ocotillo	Forsan, TX	59	59	100%	Wind	November 2008	N/A
Odin	Odin, MN	20	20	100%	Wind	June 2008	Missouri River Energy Services	2028
Pinnacle	Keyser, WV	55	55	100%	Wind	December 2011	Maryland Department of General Services and University System of Maryland	2031
San Juan Mesa	Elida, NM	120	90	75%	Wind	December 2005	Southwestern Public Service Company	2025
Sleeping Bear	Woodward, OK	95	95	100%	Wind	October 2007	Public Service Company of Oklahoma	2032
South Trent	Sweetwater, TX	101	101	100%	Wind	January 2009	AEP Energy Partners	2029
Spanish Fork	Spanish Fork, UT	19	19	100%	Wind	July 2008	PacifiCorp	2028
Spring Canyon II (b)	Logan County, CO	32	31	90.1%	Wind	October 2014	Platte River Power Authority	2039
Spring Canyon III (b)	Logan County, CO	28	26	90.1%	Wind	December 2014	Platte River Power Authority	2039
Taloga	Putnam, OK	130	130	100%	Wind	July 2011	Oklahoma Gas & Electric	2031
Wildorado (b)	Vega, TX	161	161	100%	Wind	April 2007	Southwestern Public Service Company	2027
Total Wind		2,901	2,632

		Capacity
		Rated MW	Net MW(a)	Owner-ship			PPA Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
Thermal Generation
CA Fuel Cell	Tulare, CA	3	3	100%	Natural Gas	May 2018	City of Tulare	2038
ECP Uptown Campus	Pittsburgh, PA	6	6	100%	Natural Gas	May 2019	Duquesne University	2029
Energy Center - Pittsburgh	Pittsburgh, PA	7	7	100%	Diesel	January 2019	University of Pittsburgh Medical Center	2038
Energy Center Caguas	Caguas, PR	3	3	100%	Natural Gas	September 2020	Viatris Pharmaceuticals	2032
Paxton Creek Cogen	Harrisburg, PA	12	12	100%	Natural Gas	November 1986	Power sold into PJM markets
Princeton Hospital	Princeton, NJ	5	5	100%	Natural Gas	January 2012	Excess power sold to local utility
Tucson Convention Center	Tucson, AZ	2	2	100%	Natural Gas	January 2003	Excess power sold to local utility
University of Bridgeport	Bridgeport, CT	1	1	100%	Natural Gas	April 2015	University of Bridgeport	2034
Total Thermal Generation		39	39
Total Clearway Energy, Inc.		8,255	6,729

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of December 31, 2020.
(b) Projects are part of tax equity arrangements, as further described in Item 15 — Note 2, Summary of Significant Accounting Policies.

The following table summarizes the Company's thermal steam and chilled water facilities as of December 31, 2020:

Name and Location of Facility	Thermal Energy Customers (steam/chilled water)	% Owned	Rated Megawatt Thermal Equivalent Capacity (MWt)	Net Megawatt Thermal Equivalent Capacity (MWt) (a)	Generating Capacity
Energy Center Minneapolis, MN	100 steam	100%	286	286	Steam: 1,075 MMBtu/hr.
	55 chilled water	100%	129	129	Chilled water: 38,700 tons
ECP Uptown Campus, PA	Duquesne University	100%	53	53	Steam: 181 MMBtu/hr.
	Duquesne University	100%	24	24	Chilled water: 5,790 tons
Energy Center San Francisco, CA	180 steam	100%	133	133	Steam: 454 MMBtu/hr.
Energy Center Omaha, NE	60 steam	100%	198	198	Steam: 675 MMBtu/hr.
	65 chilled water	100%	99	99	Chilled water: 28,000 tons
Energy Center Harrisburg, PA	115 steam	100%	94	94	Steam: 370 MMBtu/hr.
	5 chilled water	100%	14	14	Chilled water: 3,900 tons
Energy Center Phoenix, AZ	40 chilled water	73% (b)	144	104	Chilled water 41,020 tons
		24%	5	1	Steam: 17 MMBtu/hr.
Energy Center Pittsburgh, PA	25 steam	100%	118	118	Steam: 452 MMBtu/hr.
	30 chilled water	100%	68	68	Chilled water: 22,224 tons
Energy Center San Diego, CA	20 chilled water	100%	31	31	Chilled water: 9,295 tons
Energy Center Princeton, NJ	Princeton HealthCare System	100%	21	21	Steam: 72 MMBtu/hr.
	Princeton HealthCare System	100%	17	17	Chilled water: 4,700 tons
Energy Center Caguas, PR	Viatris Pharmaceuticals	100%	1	1	Steam: 4 MMBtu/hr.
	Viatris Pharmaceuticals	100%	3	3	Chilled water: 800 tons
Total generating capacity			1,438	1,394

(a) Net megawatt thermal equivalent capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of December 31, 2020.
(b) Net MWt capacity excludes 43 MWt available under the right-to-use provisions contained in agreements between one of the Company's thermal facilities and certain of its customers.

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
    As of January 31, 2021, there were two holders of record of the Class A common stock, one holder of record of the Class B common stock, three holders of record of the Class C common stock and one holder of record of the Class D common stock.
    On February 12, 2021 the Company declared a quarterly dividend on its Class A and Class C common stock of $0.324 per share payable on March 15, 2021, to stockholders of record as of March 1, 2021.
    The Company's Class A and Class C common stock dividends are subject to available capital, market conditions, and compliance with associated laws and regulations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.

Stock Performance Graph
    The performance graph below compares the Company's cumulative total stockholder return on the Company's Class A common stock and Class C common stock from December 31, 2015 through December 31, 2020, with the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index, or S&P 500, and the Philadelphia Utility Sector Index, or UTY.
    The performance graph shown below is being furnished and compares each period assuming that $100 was invested on December 31, 2015 in each of the Class A common stock of the Company, the Class C common stock of the Company, the stocks included in the S&P 500 and the stocks included in the UTY, and that all dividends were reinvested.
Comparison of Cumulative Total Return

	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Clearway Energy, Inc. Class A common stock	$100.00	$117.84	$153.68	$148.04	$175.91	$284.42
Clearway Energy, Inc. Class C common stock	100.00	113.84	144.49	141.44	171.67	286.76
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
UTY	100.00	117.39	132.45	137.10	173.87	178.61

Item 6 — Selected Financial Data
    The historical data in the table below should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 15 and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal year ended December 31,
(In millions, except per share data)	2020	2019	2018	2017	2016
Statement of Income Data:
Operating Revenues
Total operating revenues	$1,199	$1,032	$1,053	$1,009	$1,035
Operating Costs and Expenses
Cost of operations	366	337	327	322	305
Depreciation, amortization and accretion	428	401	336	338	306
Impairment losses	24	33	—	44	185
General and administrative	34	29	20	19	16
Transaction and integration costs	9	3	20	3	1
Development costs	5	5	3	—	—
Total operating costs and expenses	866	808	706	726	813
Operating Income	333	224	347	283	222
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	7	83	74	71	60
Impairment loss on investment	(8)	—	—	—	—
Gain on sale of unconsolidated affiliate	49	—	—	—	—
Other income, net	4	9	8	4	3
Loss on debt extinguishment	(24)	(16)	(7)	(3)	—
Interest expense	(415)	(404)	(306)	(307)	(284)
Total other expense, net	(387)	(328)	(231)	(235)	(221)
(Loss) Income Before Income Taxes	(54)	(104)	116	48	1
Income tax expense (benefit)	8	(8)	62	72	(1)
Net (Loss) Income	(62)	(96)	54	(24)	2
Less: Pre-acquisition net income (loss) of Drop Down Assets	—	—	4	7	(4)
Net (Loss) Income Excluding Pre-acquisition Net Income (Loss) of Drop Down Assets	(62)	(96)	50	(31)	6
Less: Net (loss) income attributable to noncontrolling interests	(87)	(85)	2	(15)	(51)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$25	$(11)	$48	$(16)	$57
Earnings Per Share Attributable to Clearway Energy, Inc. Class A and Class C Common Stockholders
Earnings (loss) per Weighted Average Class A and Class C Common Share - Basic and Diluted	$0.22	$(0.10)	$0.46	$(0.16)	$0.58
Dividends per Class A common share	$1.05	$0.80	$1.258	$1.098	$0.945
Dividends per Class C common share	$1.05	$0.80	$1.258	$1.098	$0.945
Other Financial Data:
Capital expenditures	$124	$228	$83	$190	$20
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$545	$477	$498	$517	$577
Investing activities	(62)	(468)	(185)	(442)	(131)
Financing activities	(435)	(175)	(46)	(257)	(202)
Balance Sheet Data:
Cash and cash equivalents	$268	$155	$407	$148	$322
Property, plant and equipment, net	7,217	6,063	5,245	5,410	5,579
Total assets	10,592	9,700	8,500	8,489	8,988
Long-term debt, including current maturities	6,969	6,780	5,982	5,998	6,049
Total liabilities	7,877	7,437	6,276	6,330	6,365
Total stockholders' equity	2,715	2,263	2,224	2,159	2,623

Item 7 — Management's Discussion and Analysis of Financial Condition and the Results of Operations
    As you read this discussion and analysis, refer to the Company's Consolidated Statements of Operations to this Form 10-K. Also refer to Item 1 — Business and Item 1A — Risk Factors, which include detailed discussions of various items impacting the Company's business, results of operations and financial condition. Discussions of the year ended December 31, 2018 that are not included in this Annual Report on Form 10-K and year-to-year comparisons of the year ended December 31, 2019 and the year ended December 31, 2018 can be found in “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
    The Company is one of the largest renewable energy owners in the U.S. with over 4,200 net MW of installed wind and solar generation projects. The Company also owns approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities as well as a portfolio of district energy systems. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. Substantially all of the Company's generation assets are under long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of these offtake agreements was approximately 13 years as of December 31, 2020 based on CAFD.
Significant Events
Third Party Acquisitions
•On February 10, 2021, the Company reached an agreement to acquire 100% of the equity interests in Mount Storm Holdings I LLC, or Mt Storm, for approximately $96 million subject to certain purchase price adjustments. Mt Storm is a 264 MW wind project located in Grant County, West Virginia. The transaction is subject to customary regulatory approvals.
•On February 3, 2021, the Company acquired an additional 35% equity interest in the Agua Caliente solar project from NRG Energy, Inc. for $202 million. Agua Caliente is a 290 MW solar project located in Dateland, Arizona in which Clearway previously owned a 16% equity interest. The project has a 25-year PPA with PG&E, with approximately 19 years remaining under the agreement. Following the close of the transaction, the Company owns a 51% equity interest in Agua Caliente. The Company will remove its equity method investment and consolidate its interest in Agua Caliente from the date of the acquisition.
Drop Down Transactions
•On January 12, 2021, the Company acquired 100% of CEG's equity interest and a third party investor's minority interest in Rattlesnake Flat, LLC, which owns the Rattlesnake Wind Project, a 160 net MW wind facility located in Adams County, WA which achieved commercial operations in January 2021, for $132 million in cash consideration and expects its net capital commitment to be $119 million after proceeds from a state sales and use tax refund which are expected to be received in 2021.
•On December 21, 2020, subsidiaries of the Company entered into the Lighthouse Partnership Agreements providing for the Company’s co-investment in a 1,204 MW portfolio of renewable energy projects developed by CEG. In addition, the agreements included an amendment of the partnership that owns the 419 MW Mesquite Star wind project, providing the Company with additional project cash flows after the first half of 2031. As described below, the Company had previously acquired an interest in Mesquite Star Pledgor LLC, which was subsequently renamed Lighthouse Renewable Holdco LLC. The 1,204 MW portfolio of renewable energy projects includes:
◦Five geographically diversified wind, solar and solar plus storage assets under development totaling 1,012 MW, and
◦The 192 MW Rosamond Central solar project, located in Kern County, California. On December 21, 2020, the Company acquired 100% of the Class A membership interests of Rosie TargetCo LLC, which consolidates its interest in a tax equity fund that owns the project, for approximately $24 million in cash consideration. Rosie TargetCo LLC is a partnership, whose Class B membership interests are owned by a third party investor. The Company is entitled to a 50% cash equity interest in Rosamond Central through its Class A membership interests.
For the above-mentioned transactions, the Company expects to invest an estimated $215 million in corporate capital by the end of 2022, subject to closing adjustments and the projects achieving certain milestones. The expected net corporate capital includes the $24 million already invested in Rosamond Central in 2020 and the purchase price adjustment received concurrent with the partnership agreement amendment for Mesquite Star.

•On November 20, 2020, the Company acquired from Clearway Renew LLC, a subsidiary of CEG, and a third party investor, 100% of the cash equity interests in Langford Holding LLC, which owns the Langford wind project, for total cash consideration of approximately $64 million. The Langford wind project is a 160 MW wind project located in West Texas which was repowered and achieved commercial operations in November 2020.
•On November 2, 2020, the Company acquired from CEG (i) the Class B membership interests in DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3, or the DGPV Holdco Entities and (ii) an SREC contract for an aggregate of $44 million in cash consideration. In connection with the acquisition of the Class B membership interests, the Company consolidated their interest in the underlying distributed solar tax equity funds within DGPV Holdco 1 and DGPV Holdco 2. The Company had previously consolidated DGPV Holdco 3 effective in May 2020.
•On November 2, 2020, the CEG ROFO Agreement was amended to (i) add the assets comprising the Lighthouse Partnership Agreements from CEG to the ROFO pipeline (ii) memorialize as a ROFO asset the contract related to the monetization of renewable energy credits associated with assets within the DGPV Holdco Entities, which was acquired at the same time; and (iii) extend the third-party negotiation periods for CEG's residual interest in Kawailoa and Oahu assets as well as the assets comprising the cash equity partnership offer from CEG to November 2, 2021.
•On September 1, 2020, the Company, through its indirect subsidiary Mesquite Star HoldCo LLC, acquired the Class A membership interests in Mesquite Star Pledgor LLC from Clearway Renew LLC, a subsidiary of CEG, for $74 million in cash consideration inclusive of a purchase price adjustment received in the fourth quarter of 2020 concurrent with the partnership amendment referenced below. Mesquite Star Pledgor LLC is the primary beneficiary and consolidates its interest in a tax equity fund that owns the Mesquite Star wind project, a 419 MW utility scale wind project located in Fisher County, Texas. A majority of the project’s output is backed by contracts with investment grade counterparties with a 12 year weighted average contract life. As described above, Mesquite Star Pledgor LLC was renamed Lighthouse Renewable Holdco LLC and the Class B membership interests were sold to a third party investor. The investor and the Company amended the terms of the related partnership and as a result, the Company now consolidates its interest in the Mesquite Star wind project, through its consolidation of Lighthouse Renewable Holdco LLC.
•On April 17, 2020, the Company entered into binding agreements related to the previously announced drop down offer from CEG to enable the Company to acquire and invest in a portfolio of renewable energy projects. The following projects are included in the drop down:
◦CEG's interest in Repowering Partnership II LLC (Repowering 1.0), which the Company acquired on May 11, 2020 for cash consideration of $70 million,
◦100% of the equity interests in Rattlesnake Flat, LLC, which owns the Rattlesnake Wind Project, a 160 net MW wind facility located in Adams County, WA which the company acquired on January 12, 2021 as mentioned above, and
◦On February 26, 2021, the Company, through an indirect subsidiary, entered into an amended partnership agreement with CEG to repower the Pinnacle Wind Project, a 55 net MW wind facility located in Mineral County, WV. The amended agreement commits the Company to invest an estimated $67 million in net corporate capital, subject to closing adjustments, and no longer requires an additional payment in 2031. The existing Pinnacle Wind power purchase agreements will continue to run through 2031. Commercial operations and corporate capital funding for the Pinnacle Wind Repowering Partnership are expected to occur in the second half of 2021.
For the above mentioned transactions, the agreements commit the Company to invest an estimated $256 million in net corporate capital, subject to closing adjustments.
Sale of Assets or Investments
•On May 14, 2020, the Company sold its interests in RPV Holdco 1 LLC, or RPV Holdco, to a third party for net proceeds of approximately $75 million. The Company previously accounted for its interest in RPV Holdco as an equity method investment. The sale of the investment resulted in a gain of approximately $49 million.
•On March 3, 2020, the Company through Thermal LLC, sold 100% of its interests in Energy Center Dover and Energy Center Smyrna to DB Energy Assets, LLC for approximately $15 million.

Corporate-Level Financing
•On May 21, 2020, Clearway Energy Operating LLC completed the sale of an additional $250 million aggregate principal amount of the 2028 Senior Notes. The 2028 Senior Notes bear interest at 4.75% and mature on March 15, 2028. Interest on the 2028 Senior Notes is payable semi-annually on March 15 and September 15 of each year, and interest payments commenced on September 15, 2020. The 2028 Senior Notes are unsecured obligations of Clearway Energy Operating LLC and are guaranteed by Clearway Energy LLC and by certain of Clearway Energy Operating LLC's wholly owned current and future subsidiaries. The proceeds from the additional 2028 Senior Notes were used to repay the $45 million outstanding principal amount of the Company's 2020 Convertible Notes on June 1, 2020, as well as to fund the repayment of outstanding borrowings under the Company's revolving credit facility and for general corporate purposes.
Project-Level Financing Activities
•On November 2, 2020, DG-CS Master Borrower LLC, a wholly owned subsidiary of Clearway Energy Operating LLC, entered into a financing arrangement, which included the issuance of a $467 million term loan, as well as $30 million in letters of credit in support of debt service. The notes bear interest at 3.51% and mature on September 30, 2040. The proceeds from the loan were utilized to repay existing project-level debt outstanding for Chestnut Borrower LLC, Renew Solar CS 4 Borrower LLC, DGPV 4 Borrower LLC and Puma Class B LLC of $107 million, $102 million, $92 million and $73 million respectively and unwind related interest rate swaps in the amount of $42 million. The remaining proceeds were utilized to pay related fees and expenses and in part to acquire the Class B membership interests in the DGPV Holdco Entities and an SREC contract from CEG as further described in Item 15 — Note 3, Acquisitions and Dispositions. Concurrent with the refinancing, the projects were transferred under DG-CS Master Borrower LLC and the obligations under the financing arrangement are supported by the Company's interest in the projects. Prior to the acquisition of CEG's Class B membership interests mentioned above, the Company invested approximately $10 million in the DG investment partnerships with CEG during 2020, bringing total capital invested in these investment partnerships to $266 million.
•On September 30, 2020, the Alpine, Blythe and Roadrunner projects were transferred under NIMH Solar LLC, a wholly owned subsidiary of Clearway Energy Operating LLC. Concurrently, total project-level debt outstanding for Alpine, Blythe and Roadrunner of $158 million was assigned to NIMH Solar LLC. The consolidated facility was amended to a term loan for $193 million, as well as $16 million in letters of credit in support of debt service and project obligations. The term loan bears interest at an annual interest rate of LIBOR, plus an applicable margin of 2.00% per annum through the third anniversary of closing, and 2.125% per annum thereafter through the maturity date in September 2024. As a result of the amendment the Company received $35 million and the funds were utilized to pay related fees and expenses and along with existing project level cash provided a distribution to Clearway Energy Operating LLC of $45 million. The obligations under the financing arrangement are supported by the Company’s interests in the projects.
•On September 1, 2020, Utah Solar Holdings, LLC, or Utah Solar, entered into a financing arrangement, which included the issuance of approximately $296 million in senior secured notes supported by the Company’s interest in the Four Brothers, Granite Mountain and Iron Springs projects, or the Utah projects (previously defined as the Utah Solar Portfolio). The notes bear interest at 3.59% per annum and mature on December 31, 2036. The proceeds from the issuance were utilized to repay existing debt outstanding of approximately $247 million for the Utah projects and to unwind the related interest rate swaps in the amount of $33 million. The remaining proceeds were utilized to pay related fees and expenses, with the remaining $9 million distributed to Clearway Energy Operating LLC.
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
Pacific Gas and Electric Company Bankruptcy
•On July 1, 2020, PG&E emerged from bankruptcy and assumed the Company's contracts without modification. In addition, PG&E paid to the Company's applicable projects the portion of the invoices corresponding to the electricity delivered for the period between January 1 and January 28, 2019. These invoices related to the pre-petition period services and any payment therefore required the approval by the Bankruptcy Court. Subsequent to PG&E's emergence from bankruptcy the Company entered into waiver agreements with the lenders to the respective financing agreements related to the PG&E Bankruptcy and all previously restricted distributions were paid out of distribution reserve accounts at the Company's subsidiaries affected by the PG&E Bankruptcy.
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
Recent Developments Affecting Industry Conditions and the Company’s Business
COVID-19
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
As of the date of this report, the Company has not experienced any material financial or operational impacts related to COVID-19. All of the Company’s facilities have remained operational. The Company has experienced a decrease in volumetric sales at certain Thermal locations in part due to COVID-19 related impacts which has not resulted in any material financial impacts to the Company. The Company believes that all of its accounts receivable balances as of December 31, 2020 are collectible. The Company will continue to assess collectability based on any future developments.
The Company cannot predict the full impact that COVID-19 will have on the Company’s financial expectations, its financial condition, results of operations and cash flows, its ability to make distributions to its stockholders, the market prices of its common stock and its ability to satisfy its debt service obligations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see Part I, Item 1A Risk Factors.
February 2021 Winter Events in Texas
During February 2021, Texas experienced extreme winter weather conditions. Certain of the Company's wind projects were unable to operate and experienced outages due to the weather conditions. These projects are now operating within expectations. The Company continues to assess the full financial exposure related to the circumstances, including potential mitigants, ongoing discussions with contractual counterparties, any potential disputes which may result and any state sponsored solutions to address the financial impacts caused by the circumstances. Based on available information, the Company currently estimates a direct cash impact between $20 million and $30 million in 2021.

Consolidated Results of Operations
The following table provides selected financial information:

	Year ended December 31,
(In millions)	2020	2019	2018
Operating Revenues
Energy and capacity revenues	$1,234	$1,072	$1,084
Other revenues	53	40	39
Contract amortization	(88)	(71)	(70)
Mark-to-market for economic hedges	—	(9)	—
Total operating revenues	1,199	1,032	1,053
Operating Costs and Expenses
Cost of fuels	73	74	74
Operations and maintenance	219	191	184
Other costs of operations	74	72	69
Depreciation, amortization and accretion	428	401	336
Impairment losses	24	33	—
General and administrative	34	29	20
Transaction and integration costs	9	3	20
Development costs	5	5	3
Total operating costs and expenses	866	808	706
Operating Income	333	224	347
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	7	83	74
Impairment loss on investment	(8)	—	—
Gain on sale of unconsolidated affiliate	49	—	—
Other income, net	4	9	8
Loss on debt extinguishment	(24)	(16)	(7)
Interest expense, net	(415)	(404)	(306)
Total other expense, net	(387)	(328)	(231)
(Loss) Income Before Income Taxes	(54)	(104)	116
Income tax expense (benefit)	8	(8)	62
Net (Loss) Income	(62)	(96)	54
Less: Pre-acquisition net income of Drop Down Assets	—	—	4
Net (Loss) Income Excluding Pre-acquisition Net Income of Drop Down Assets	(62)	(96)	50
Less: Net (loss) income attributable to noncontrolling interests	(87)	(85)	2
Net Income (Loss) Attributable to Clearway Energy, Inc.	$25	$(11)	$48

	Year ended December 31,
Business metrics:	2020	2019	2018
Renewables MWh generated/sold (in thousands) (a)	7,460	6,584	7,197
Thermal MWt sold (in thousands)	1,927	2,153	2,042
Thermal MWh sold (in thousands)	68	176	48
Conventional MWh generated (in thousands) (a)(b)	1,475	1,095	1,656
Conventional equivalent availability factor	94.9%	94.9%	94.3%
(a) Volumes do not include the MWh generated/sold by the Company's equity method investments.
(b) Volumes generated are not sold as the Conventional facilities sell capacity rather than energy.

Management’s discussion of the results of operations for the years ended December 31, 2020 and 2019
Gross Margin
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
    The below tables present the composition of gross margin, as well as the reconciliation to Economic Gross Margin for the years ended December 31, 2020 and 2019:

	Conventional	Renewables	Thermal	Total
(In millions)
Year ended December 31, 2020
Energy and capacity revenues	$461	$609	$164	$1,234
Other revenues	—	21	32	53
Cost of fuels	(4)	—	(69)	(73)
Contract amortization	(24)	(61)	(3)	(88)
Gross margin	433	569	124	1,126
Contract amortization	24	61	3	88
Economic gross margin	$457	$630	$127	$1,214

Year ended December 31, 2019
Energy and capacity revenues	$353	$545	$174	$1,072
Other revenues	—	10	30	40
Cost of fuels	(2)	—	(72)	(74)
Contract amortization	(7)	(61)	(3)	(71)
Mark-to-market for economic hedging activities	—	(9)	—	(9)
Gross margin	344	485	129	958
Contract amortization	7	61	3	71
Mark-to-market for economic hedging activities	—	9	—	9
Economic gross margin	$351	$555	$132	$1,038

    Gross margin increased by $168 million during the year ended December 31, 2020, compared to the same period in 2019, primarily due to:

Segment		(In millions)
Conventional	Increase is due primarily to the acquisition of Carlsbad Energy in December 2019	$89
Renewables	Increases of $32 million from the consolidation of the DGPV Holdco Entities, increase of $22 million in wind projects primarily related to a $17 million increase due to the completion of the repowering of Elbow Creek and Wildorado, an increase of $21 million due to the Oahu and Kawailoa facilities achieving COD in late 2019 and a $9 million increase due to the prior year outage at CVSR.	84
Thermal	Decreases of $5 million related to the sale of Dover on March 2, 2020 and $3 million primarily due to decrease in volumetric sales at certain locations related to COVID-19, offset by an increase of $3 million related to the acquisition of the Duquesne University Energy System on May 1, 2019	(5)
		$168
Operations and Maintenance Expense
    Operations and maintenance expense increased by $28 million during the year ended December 31, 2020 compared to the same period in 2019, due to a $17 million increase in the Conventional segment primarily related to the acquisition of the Carlsbad Energy Center in December 2019 and an $11 million increase in maintenance primarily related to the consolidation of the DGPV Holdco entities within the Renewables segment.
Depreciation, Amortization and Accretion
    Depreciation, amortization and accretion expense increased by $27 million during the year ended December 31, 2020, compared to 2019, due to a $30 million increase in the Conventional segment related to the acquisition of Carlsbad Energy in December 2019 and a $3 million increase in the Thermal segment due primarily to accelerated depreciation related to Duquesne, partially offset by a $6 million decrease in the Renewables segment. In 2019, the Company accelerated depreciation at the Wildorado and Elbow Creek projects, in connection with the repowering activities, which resulted in additional depreciation expense for the two projects of $39 million in the prior period. The current period includes incremental depreciation of $33 million consisting of accelerated depreciation of approximately $11 million for the repowering of Pinnacle, additional depreciation of $11 million related to the Oahu and Kawailoa projects which reached COD in late 2019 and $11 million of additional depreciation due to the consolidation of the Chestnut and CS4 Funds in May 2020.
Impairment Losses
    The Company recorded impairment losses of $24 million for the year ended December 31, 2020, primarily related to several wind projects within the Renewables segment, as further described in Item 15 — Note 9, Asset Impairments.
General and Administrative Expenses
    General and administrative expenses increased by $5 million for the year ended December 31, 2020 compared to the same period in 2019, primarily due to an increase in MSA fees charged by CEG and an increase in personnel costs.
Transaction and Integration Costs
Transaction and integration expenses increased $6 million for the year ended December 31, 2020 compared to the same period in 2019 primarily due to the increased number of Drop Down transactions.
Equity in Earnings of Unconsolidated Affiliates
    Equity in earnings of unconsolidated affiliates decreased by $76 million during the year ended December 31, 2020 compared to the same period in 2019. This change was driven by decreases in HLBV earnings for the DGPV Holdco Entities, as well as HLBV losses for Mesquite Star which was acquired September 1, 2020, partially offset by increases in HLBV earnings for the Desert Sunlight, RPV and Utah investments.

Impairment Loss on Investment
The Company recorded an $8 million impairment loss during the year ended December 31, 2020, related to San Juan Mesa, an equity method investment within the Renewables segment as further described in Item 15 — Note 9, Asset Impairments.
Gain on Sale of Unconsolidated Affiliate
On May 14, 2020, the Company sold its interests in RPV Holdco 1 LLC to a third party which resulted in a gain on sale of investment of approximately $49 million, as further described in Item 15 — Note 3, Acquisition and Dispositions.
Loss on Debt Extinguishment
The Company recorded loss on debt extinguishment of $24 million during the year ended December 31, 2020, which reflects the write-off of previously deferred debt issance costs, primarily related to the repayment of debt and related refinancing activities in the Renewables segment as further described in Item 15 — Note 10, Long-term Debt.
Interest Expense
    Interest expense increased by $11 million during the year ended December 31, 2020 compared to the same period in 2019 primarily due to:

(In millions)
Additional interest expense for Carlsbad Energy Center which was acquired on December 5, 2019	$27
Increase in Corporate interest expense due primarily to additional revolver borrowings and the issuance of the additional Senior Notes due 2028	8
Change in fair value of interest rate swaps	6
Reclassification of earnings previously deferred in Accumulated Other Comprehensive Income to the statement of operations in connection with project-level debt refinancing activities	(8)
Decrease in interest expense due to lower principal balances of project level debt primarily related to refinancing, offset slightly by an increase in interest expense related to Oahu and Kawailoa which were capitalized in 2019 and the consolidation of the DGPV Holdco Entities in 2020	(22)
$11

Income Tax Expense (Benefit)
    For the year ended December 31, 2020, the Company recorded income tax expense of $8 million on pretax loss of $54 million. For the same period in 2019, the Company recorded an income tax benefit of $8 million on pretax loss of $104 million. For the year ended December 31, 2020, the overall effective tax rate was different than the statutory rate of 21% primarily due to the taxable earnings and losses allocated to partners’ interest in Clearway Energy LLC, which includes the effects of applying the hypothetical liquidation at book value, or HLBV, method of accounting for book purposes to certain partnerships.
     For the year ended December 31, 2019, the overall effective tax rate was different than the statutory rate of 21% primarily due to the taxable earnings and losses allocated to partners’ interest in Clearway Energy LLC, which includes the effects of applying the hypothetical liquidation at book value, or HLBV, method of accounting for book purposes to certain partnerships.
A reconciliation of the U.S. federal statutory rate of 21% to the Company's effective rate is as follows:

	Year Ended December 31,
	2020	2019
	(In millions, except percentages)
Loss Before Income Taxes	$(54)	$(104)
Tax at 21%	(11)	(22)
State taxes, net of federal benefit	(4)	(7)
Impact of non-taxable partnership earnings	24	24
Investment tax credits	—	(1)
Production tax credits, including prior year true-up	(1)	(1)
Rate change	2	—
Other	(2)	(1)
Income tax expense (benefit)	$8	$(8)
Effective income tax rate	(14.8)%	7.7%
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
Net Loss Attributable to Noncontrolling Interests
    For the year ended December 31, 2020, the Company had income of $26 million attributable to CEG's economic interest in Clearway Energy LLC, offset by losses of $20 million attributable to CEG's interests in the Kawailoa, Oahu and Repowering partnerships and losses of $93 million attributable to noncontrolling interests with respect to its tax equity financing arrangements and the application of the HLBV method.
    For the year ended December 31, 2019, the Company had a loss of $14 million attributable to CEG's economic interest in Clearway Energy LLC, as well as $21 million of net losses attributable to CEG's interests in the Repowering, Oahu, and Kawailoa partnerships. The Company also recorded a net loss of $57 million attributable to noncontrolling interests with respect to tax equity financing arrangements and the application of the HLBV method, primarily reflecting tax benefits allocated to tax equity investors in periods immediately subsequent to COD. This was partially offset by $7 million of income attributable to a third party's interest in the Kawailoa partnership.

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
    Current Liquidity Position
    As of December 31, 2020 and 2019, the Company's liquidity was approximately $894 million and $842 million, respectively, comprised of cash, restricted cash and availability under the Company's revolving credit facility.

	As of December 31,
	2020	2019
	(In millions)
Cash and cash equivalents:
Clearway Energy, Inc. and Clearway Energy LLC, excluding subsidiaries	$119	$30
Subsidiaries	149	125
Restricted cash:
Operating accounts	73	129
Reserves, including debt service, distributions, performance obligations and other reserves	124	133
Total cash, cash equivalents and restricted cash	$465	$417
Revolving credit facility availability	$429	$425
Total liquidity	$894	$842

The Company's liquidity includes $197 million and $262 million of restricted cash balances as of December 31, 2020 and 2019, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company's projects that are restricted in their use. As of December 31, 2020, these restricted funds were comprised of $73 million designated to fund operating expenses, approximately $24 million designated for current debt service payments, and $45 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $55 million is held in distribution reserve accounts.
    As of December 31, 2020, the Company had no outstanding borrowings under the revolving credit facility and $66 million in letters of credit outstanding. During the year ended December 31, 2020, the Company borrowed $265 million under the revolving credit facility, and subsequently repaid $265 million utilizing the proceeds from the issuance of additional 2028 Senior Notes, as described below, and cash on hand. The Company had $195 million outstanding under the revolving credit facility and a total of $70 million in letters of credit outstanding as of February 26, 2021.
    On July 1, 2020, PG&E emerged from bankruptcy and assumed the Company's contracts without modification. Subsequent to July 1, 2020, the Company collected all remaining receivables due from PG&E for pre-petition periods and received all distributions that were previously restricted from subsidiaries affected by the PG&E Bankruptcy.
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

    The following table summarizes the credit ratings for the Company and its Senior Notes as of December 31, 2020. The ratings outlook is stable.

	S&P	Moody's
Clearway Energy, Inc.	BB	Ba2
5.75% Senior Notes, due 2025	BB	Ba2
5.000% Senior Notes, due 2026	BB	Ba2
4.750% Senior Notes, due 2028	BB	Ba2

Sources of Liquidity
    The Company's principal sources of liquidity include cash on hand, cash generated from operations, proceeds from sales of assets, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. As described in Item 15 — Note 10, Long-term Debt, to the Consolidated Financial Statements, the Company's financing arrangements consist of corporate level debt, which includes Senior Notes and the revolving credit facility, the ATM Programs, and project-level financings for its various assets.
Revolving Credit Facility
The Company has a total of $429 million available under the revolving credit facility as of December 31, 2020. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
DG-CS Master Borrower LLC
On November 2, 2020, DG-CS Master Borrower LLC, a wholly owned subsidiary of Clearway Energy Operating LLC, entered into a financing arrangement, which included the issuance of a $467 million term loan, as well as $30 million in letters of credit in support of debt service. The notes bear interest at 3.51% and mature on September 30, 2040. The proceeds from the loan were utilized to repay existing project-level debt outstanding for Chestnut Borrower LLC, Renew Solar CS 4 Borrower LLC, DGPV 4 Borrower LLC and Puma Class B LLC of $107 million, $102 million, $92 million and $73 million, respectively and unwind related interest rate swaps in the amount of $42 million. The remaining proceeds were utilized to pay related fees and expenses and in part to acquire the Class B membership interests in the DGPV Holdco Entities and an SREC contract from CEG as further described in Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities.
Utah Solar Holdings, LLC
On September 1, 2020, Utah Solar Holdings, LLC, or Utah Solar, entered into a financing arrangement, which included the issuance of approximately $296 million in senior secured notes supported by the Company’s interest in the Four Brothers, Granite Mountain and Iron Springs projects, or the Utah projects (previously defined as the Utah Solar Portfolio). The notes bear interest at 3.59% per annum and mature on December 31, 2036. The proceeds from the issuance were utilized to repay existing debt outstanding of approximately $247 million for the Utah projects and to unwind the related interest rate swaps in the amount of $33 million. The remaining proceeds were utilized to pay related fees and expenses, with the remaining $9 million distributed to Clearway Energy Operating LLC.
NIMH Solar LLC
On September 30, 2020, the Alpine, Blythe and Roadrunner projects were transferred under NIMH Solar LLC, a wholly owned subsidiary of Clearway Energy Operating LLC. Concurrently, total project-level debt outstanding for Alpine, Blythe and Roadrunner of $158 million was assigned to NIMH Solar LLC. The consolidated facility was amended to a term loan for $193 million, as well as $16 million in letters of credit in support of debt service and project obligations. The term loan bears annual interest at an annual rate of LIBOR, plus an applicable margin, which is 2.00% per annum through the third anniversary of closing, and 2.125% per annum thereafter through the maturity date in September 2024. As a result of the amendment the Company received $35 million and the funds were utilized to pay related fees and expenses and along with existing project level cash provided a distribution to Clearway Energy Operating LLC of $45 million. The obligations under the financing arrangement are supported by the Company’s interests in the projects.

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
ATM Programs
As of December 31, 2020, approximately $126 million of Class C common stock remains available for issuance under the 2020 ATM Program. During the year ended December 31, 2020, the Company sold 2,690,455 shares of Class C common stock for net proceeds of $63 million under the ATM Programs. The Company utilized the proceeds to acquire 2,690,455 Class C units of Clearway Energy LLC. The Company concluded the 2016 ATM program on June 30, 2020.
Sale of Interest in RPV Holdco 1
On May 14, 2020, the Company sold its interests in RPV Holdco 1 LLC to a third party for net proceeds of approximately $75 million.
Sale of Energy Center Dover LLC and Energy Center Smyrna LLC Assets
On March 3, 2020, the Company, through Thermal LLC, sold 100% of its interests in Energy Center Dover LLC and Energy Center Smyrna LLC to DB Energy Assets, LLC for approximately $15 million.

Uses of Liquidity
    The Company's requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Item 15 — Note 10, Long-term Debt, to the Consolidated Financial Statements; (ii) capital expenditures; (iii) acquisitions and investments; and (iv) cash dividends to investors.
Debt Service Obligations
    Principal payments on debt as of December 31, 2020, are due in the following periods:

Description	2021	2022	2023	2024	2025	There-after	Total
	(In millions)
Clearway Energy Operating LLC Senior Notes, due 2025	—	—	—	—	600	—	600
Clearway Energy Operating LLC Senior Notes, due 2026	—	—	—	—	—	350	350
Clearway Energy Operating LLC Senior Notes, due 2028	—	—	—	—	—	850	850
Total Corporate-level debt	—	—	—	—	600	1,200	1,800
Project-level debt:
Alta Wind I-V lease financing arrangements, due 2034 and 2035	45	47	49	51	54	554	800
Alta Wind Asset Management LLC	1	1	1	1	1	9	14
Alta Wind Realty Investments LLC, due 2031	2	2	2	2	2	15	25
Borrego, due 2024 and 2038	3	3	3	3	3	42	57
Buckthorn Solar, due 2025	3	3	4	4	112	—	126
Carlsbad Holdco, due 2038	6	7	2	2	3	190	210
Carlsbad Energy Holdings LLC, due 2027	20	21	22	23	25	45	156
Carlsbad Energy Holdings LLC, due 2038	—	—	—	—	—	407	407
CVSR, due 2037	23	25	26	28	30	543	675
CVSR Holdco Notes, due 2037	7	9	9	9	9	133	176
DG-CS Master Borrower LLC, due 2040	26	28	28	29	30	326	467
Duquesne, due 2059	—	—	—	—	—	95	95
El Segundo Energy Center, due 2023	57	63	130	—	—	—	250
Energy Center Minneapolis Series D, E, F, G, H Notes, due 2025-2037	—	—	—	—	4	323	327
Laredo Ridge, due 2028	6	7	7	9	11	38	78
Kawailoa Solar Portfolio LLC, due 2026	2	2	2	3	3	69	81
Marsh Landing, due 2023	62	65	19	—	—	—	146
NIMH Solar, due 2024	14	14	14	149	—	—	191
Oahu Solar Holdings LLC, due 2026	3	3	3	3	3	74	89
Rosie Class B, due 2027	2	2	3	3	3	67	80
Tapestry, due 2031	10	11	11	12	13	86	143
Utah Solar Holdings, due 2036	17	16	15	14	14	214	290
Walnut Creek, due 2023	53	55	18	—	—	—	126
WCEP Holdings, LLC due 2023	4	5	26	—	—	—	35
Other	18	18	37	14	14	98	199
Total project-level debt	384	407	431	359	334	3,328	5,243
Total debt	$384	$407	$431	$359	$934	$4,528	$7,043

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
    For the years ended December 31, 2020, 2019, and 2018, the Company used approximately $124 million, $228 million, and $83 million, respectively, to fund capital expenditures, including maintenance capital expenditures of $23 million, $22 million and $36 million, respectively. Growth capital expenditures in 2020 include $59 million in the Renewables segment, $48 million of which were incurred in connection with the repowering of Elbow Creek and Wildorado facilities completed in the first quarter of 2020, $3 million incurred in connection with the Rosamond project, and $8 million incurred in the Oahu Partnership and the Kawailoa Partnership. In addition, the conventional segment incurred growth capital expenditures of $8 million related to the Marsh Landing black start project. The Company also incurred $34 million of growth capital expenditures in the Thermal segment in connection with various development projects.
    Growth capital expenditures in 2019 include $180 million in the Renewables segment, $157 million of which were incurred in connection with the Repowering Partnership entered by the Company in August 2018, as well as $29 million incurred in the Oahu Partnership and the Kawailoa Partnership.
    Growth capital expenditures in 2018 include $33 million in the Renewables segment in connection with the construction of the Buckthorn Solar Drop Down Asset, of which $10 million was incurred by NRG during the construction of Buckthorn Solar prior to its acquisition by the Company on March 30, 2018.
    The Company estimates $28 million of maintenance capital expenditures for 2021. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates.
    Acquisitions and Investments
    The Company intends to acquire generation assets developed and constructed by CEG, as well as generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its CAFD.
Mt Storm Agreement — On February 10, 2021, the Company reached an agreement to acquire 100% of the equity interests in Mount Storm Holdings I LLC, or Mt Storm, for approximately $96 million subject to certain purchase price adjustments. Mt Storm is a 264 MW wind project located in Grant County, West Virginia. The transaction is subject to customary regulatory approvals.
Agua Caliente Acquisition — On February 3, 2021, the Company acquired an additional 35% equity interest in the Agua Caliente solar project from NRG Energy, Inc. for $202 million. Agua Caliente is a 290 MW solar project located in Dateland, Arizona in which the Company previously owned a 16% equity interest. The project has a 25-year PPA with PG&E, with approximately 19 years remaining under the agreement. Following the close of the transaction the Company will own a 51% equity interest in Agua Caliente.
Rattlesnake Drop Down — On January 12, 2021, the Company acquired 100% of CEG's equity interest and a third party investor's minority interest in Rattlesnake Flat, LLC, which owns the Rattlesnake Wind Project, a 160 net MW wind facility located in Adams County, WA which achieved commercial operations in January 2021, for $132 million in cash consideration and expects its net capital commitment to be $119 million after proceeds from a state sales and use tax refund which are expected to be received in 2021.
Lighthouse Partnership Agreements — On December 21, 2020, subsidiaries of the Company entered into the Lighthouse Partnership Agreements providing for the Company’s co-investment in a 1,204 MW portfolio of renewable energy projects developed by CEG. In addition, the agreements included an amendment of the partnership that owns the 419 MW Mesquite Star wind project, providing the Company with additional project cash flows after the first half of 2031. As described below, the Company had previously acquired an interest in Mesquite Star Pledgor LLC, which was subsequently renamed Lighthouse Renewable Holdco LLC. The 1,204 MW portfolio of renewable energy projects includes:
◦Five geographically diversified wind, solar and solar plus storage assets under development totaling 1,012 MW, and
◦The 192 MW Rosamond Central solar project, located in Kern County, California. On December 21, 2020, the Company acquired 100% of the Class A membership interests of Rosie Target Co LLC, which consolidates its interest in a tax equity fund that owns the project, for $23 million in cash consideration and an additional $1 million adjustment concurrent with the tax equity investor's final funding which was paid in January 2021. Rosie Target Co LLC is a partnership, whose Class B membership interests are owned by a third party investor. The Company is entitled to a 50% cash equity interest in Rosamond Central through its Class A membership interests.
For the above-mentioned transactions, the Company expects to invest an estimated $215 million in corporate capital by the end of 2022, subject to closing adjustments and the projects achieving certain milestones. The expected net corporate capital includes the $24 million already invested in Rosamond Central in 2020 and the purchase price adjustment received concurrent with the partnership agreement amendment for Mesquite Star.
Langford Drop Down — On November 20, 2020, the Company acquired from Clearway Renew LLC, a subsidiary of CEG, and a third party investor, 100% of the cash equity interests in Langford Holding LLC, which owns the Langford wind project, for total cash consideration of approximately $64 million. The Langford wind project is a 160 MW wind project located in West Texas which was repowered and achieved commercial operations in November 2020. The investment was funded with existing liquidity.
DGPV Holdco Residual Interest from CEG — On November 2, 2020, the Company acquired the Class B membership interests in DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3, or DGPV Holdco Entities, as well as a SREC contract, from Renew DG Holdings LLC, a subsidiary of CEG for $44 million in cash consideration. In connection with the acquisition of the Class B membership interests, the Company consolidated their interest in the underlying distributed solar tax equity funds within DGPV Holdco 1 and DGPV Holdco 2. The Company had previously consolidated DGPV Holdco 3 effective in May 2020.
    DG Investment Partnerships with CEG — Prior to the acquisition of CEG's Class B membership interests mentioned above, the Company invested approximately $10 million in the DG investment partnerships with CEG during 2020, bringing total capital invested in these investment partnerships to $266 million.
Mesquite Star Drop Down — On September 1, 2020, the Company, through its indirect subsidiary Mesquite Star HoldCo LLC, acquired the Class A membership interests in Mesquite Star Pledgor LLC from Clearway Renew LLC, a subsidiary of CEG, for $74 million in cash consideration inclusive of a purchase price adjustment received in the fourth quarter of 2020 concurrent with the partnership amendment referenced below. Mesquite Star Pledgor LLC is the primary beneficiary and consolidates its interest in a tax equity fund that owns the Mesquite Star wind project, a 419 MW utility scale wind project located in Fisher County, Texas. A majority of the project’s output is backed by contracts with investment grade counterparties with a 12 year weighted average contract life. As described above, Mesquite Star Pledgor LLC was renamed Lighthouse Renewable Holdco LLC and the Class B membership interests were sold to a third party investor. The investor and the Company amended the terms of the related partnership and as a result, the Company now consolidates its interest in the Mesquite Star wind project, through its consolidation of Lighthouse Renewable Holdco LLC.
Agreements to Acquire and Invest in a Portfolio of Renewable Energy Projects from CEG — On April 17, 2020, the Company entered into binding agreements related to the previously announced dropdown offer from CEG to enable the Company to acquire and invest in a portfolio of renewable energy projects. The following projects are included in the drop down agreements.
•CEG's interest in Repowering Partnership II LLC (Repowering 1.0), which the Company acquired on May 11, 2020 for cash consideration of $70 million,
•100% of the equity interests in Rattlesnake Flat, LLC, which owns the Rattlesnake Wind Project, a 160 net MW wind facility located in Adams County, WA which the company acquired on January 12, 2021 as mentioned above, and
•On February 26, 2021, the Company, through an indirect subsidiary, entered into an amended partnership agreement with CEG to repower the Pinnacle Wind Project, a 55 net MW wind facility located in Mineral County, WV. The amended agreement commits the Company to invest an estimated $67 million in net corporate capital, subject to closing adjustments, and no longer requires an additional payment in 2031. The existing Pinnacle Wind power purchase agreements will continue to run through 2031. Commercial operations and corporate capital funding for the Pinnacle Wind Repowering Partnership are expected to occur in the second half of 2021.
For the above mentioned transactions, the agreements commit the Company to invest an estimated $256 million in net corporate capital, subject to closing adjustments.

2020 Convertible Notes
On June 1, 2020, the Company repaid at maturity its outstanding $45 million of 2020 Convertible Notes utilizing the proceeds from the issuance of additional 2028 Senior Notes as described above.
Cash Dividends to Investors
    The Company intends to use the amount of cash that it receives from its distributions from Clearway Energy LLC to pay quarterly dividends to the holders of its Class A common stock and Class C common stock. Clearway Energy LLC intends to distribute to its unit holders in the form of a quarterly distribution all of the CAFD that is generated each quarter less reserves for the prudent conduct of the business, including among others, maintenance capital expenditures to maintain the operating capacity of the assets. CAFD is defined as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, adjustments to reflect CAFD generated by unconsolidated investments that were not able to distribute project dividends prior to PG&E's emergence from bankruptcy on July 1, 2020 and subsequent release post-bankruptcy, cash receipts from notes receivable, cash distributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, Walnut Creek investment payments, changes in prepaid and accrued capacity payments, and adjusted for development expenses. Dividends on the Class A common stock and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
    The following table lists the dividends paid on the Company's Class A common stock and Class C common stock during the year ended December 31, 2020:

	Fourth Quarter 2020	Third Quarter 2020	Second Quarter 2020	First Quarter 2020
Dividends per Class A share	$0.3180	$0.3125	$0.2100	$0.2100
Dividends per Class C share	$0.3180	$0.3125	$0.2100	$0.2100
    On February 12, 2021, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.324 per share payable on March 15, 2021, to stockholders of record as of March 1, 2021.

Cash Flow Discussion
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table reflects the changes in cash flows for the year ended December 31, 2020 compared to 2019:

Year ended December 31,	2020	2019	Change
(In millions)
Net cash provided by operating activities	$545	$477	$68
Net cash used in investing activities	(62)	(468)	406
Net cash used in financing activities	(435)	(175)	(260)
Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase in operating income adjusted for non-cash items	$76
Increase in dividend distributions received from unconsolidated affiliates	27
Decrease in working capital driven primarily by the timing of accounts receivable collections and payments of accounts payable	(35)
$68
Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Decrease in capital expenditures primarily driven by 2019 growth capital expenditures in the Renewables segment related to repowering of Elbow Creek and Wildorado	$104
Acquisition of Duquesne University District Energy System on May 1, 2019	100
Increase in proceeds received from sale of assets in 2020 primarily due to sale of RPV Holdco, Energy Center Dover LLC and Energy Center Smyrna LLC compared to the proceeds from the sale of HSD Solar in 2019	70
Payments for partnership interests in 2019	48
Decrease in cash paid for Drop Down Assets due to acquisition of Carlsbad in 2019 compared to Drop Down Assets acquired in 2020	39
Increase in net distributions from unconsolidated affiliates in 2020	23
Increase in cash due to consolidation of DGPV Holdco 3 LLC in May 2020	17
Other	5
$406
Net Cash Used In Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Decrease in proceeds from issuance of long-term debt net of payments made in 2020 primarily driven by repayments of Renewable project level debt in 2020 partially offset by a reduction in Corporate level debt repayments in 2020 compared to 2019	$(169)
Payment to buy out CEG's noncontrolling interest in Repowering Partnership II LLC on May 11, 2020	(70)
Increase in dividends paid to common stockholders in 2020	(56)
Decrease in net proceeds received from issuance of common stock	(38)
Increase in net contributions received from noncontrolling interests in 2020 compared to 2019, primarily from tax equity contributions in Wildorado TE Holdco and Rosie TE Holdco received in 2020	73
$(260)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
    As of December 31, 2020, the Company has a cumulative federal NOL carry forward balance of $1.2 billion for financial statement purposes, of which $0.9 billion will begin expiring between 2033 to 2037 if unutilized. The Company does not anticipate any federal income tax payments for 2021. Additionally, as of December 31, 2020, the Company has a cumulative state NOL carryforward balance of $726 million for financial statement purposes, which will expire between 2023 to 2040 if unutilized. The Company does not anticipate significant income tax payments for state and local jurisdictions in 2021. Based on the Company's current and expected NOL balances generated primarily by accelerated tax depreciation of its property, plant and equipment, the Company does not expect to pay significant federal income tax for a period of approximately ten years inclusive of any NOL carryovers subject to an 80% limitation against future taxable income for taxable years beginning after 2020 pursuant to the Tax Act as modified by the CARES Act (defined below).
    As of December 31, 2020, the Company has an interest disallowance carry forward of $46 million as a result of the proposed §163(j) regulation, which was enacted as part of the Tax Cut and Jobs Act. The disallowed interest deduction has an indefinite carry forward period and any limitations on the utilization of this carry forward have been factored into our valuation allowance analysis.
    On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security (CARES) Act, or CARES Act, was signed into law, which includes modifications to the business interest expense disallowance and net operating loss provisions. The Company expects to utilize $39 million of previously disallowed interest expense during 2020 as a result of the modifications. The Company will continue to assess the effects of the CARES Act and ongoing government guidance related to COVID-19 that may be issued, but does not expect the CARES Act to have a material impact on the consolidated financial statements.
On June 29, 2020, governor of California signed Assembly Bill 85, or AB 85, suspending California net operating loss utilization and imposing a cap on the amount of business incentive credits companies can utilize, effective for tax years 2020, 2021, and 2022. After assessing the law change, the Company expects AB 85 to have an immaterial impact on the consolidated financial statements.
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
    Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
    Variable interest in equity investments — As of December 31, 2020, the Company has several investments with an ownership interest percentage of 50% or less in energy and an energy-related entity that is accounted for under the equity method. GenConn is a variable interest entity for which the Company is not the primary beneficiary. The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $481 million as of December 31, 2020. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company. See also Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
    The Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs. The following table summarizes the Company's contractual obligations. See Item 15 — Note 10, Long-term Debt, Note 16, Commitments and Contingencies, and Note 17, Leases to the Consolidated Financial Statements for additional discussion.

	By Remaining Maturity at December 31,
	2020					2019
Contractual Cash Obligations	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
	(In millions)
Long-term debt (including estimated interest)	$709	$1,431	$1,809	$5,611	$9,560	$9,021
Operating leases	23	46	46	476	591	382
Fuel purchase and transportation obligations	9	5	—	—	14	31
Other liabilities (a)	37	39	35	182	293	302
Total	$778	$1,521	$1,890	$6,269	$10,458	$9,736

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
    The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at December 31, 2020, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at December 31, 2020. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item 15 — Note 6, Fair Value of Financial Instruments, to the Consolidated Financial Statements.

Derivative Activity (Losses)/Gains	(In millions)
Fair value of contracts as of December 31, 2019	$(92)
Contracts realized or otherwise settled during the period	101
Contracts added during the period	(80)
Changes in fair value	(101)
Fair value of contracts as of December 31, 2020	$(172)

	Fair value of contracts as of December 31, 2020
	Maturity
Fair Value Hierarchy (Losses)/Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	(33)	(47)	(24)	(24)	(128)
Level 3	(5)	(8)	(10)	(21)	(44)
Total	$(38)	$(55)	$(34)	$(45)	$(172)
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
Operational limitations and environmental obligations
Estimates of future cash flows
Estimates of fair value
Judgment about triggering events
Acquisition Accounting	Identification of assets acquired
Inputs for fair values of assets and liabilities acquired
Application of appropriate fair value methodologies
Income Taxes and Valuation Allowance for Deferred Tax Assets
As of December 31, 2020, the Company had a valuation allowance of $15 million. The valuation allowance is related to a deferred tax asset expected to result in a capital loss for which no existing capital gains or tax planning strategies to utilize the asset in the future are available, as well as state net operating losses the Company expects to expire unutilized. Other than for this expected capital loss and state NOL mentioned above, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income which includes the future reversal of existing taxable temporary differences to realize deferred tax assets. The Company considered the impact of the Tax Cuts and Jobs Act upon timing and future realization of net deferred tax assets, the profit before tax generated in recent years, as well as projections of future earnings and estimates of taxable income in arriving at this conclusion. The realization of deferred tax assets is primarily dependent upon earnings in federal and various state and local jurisdictions.

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
•Significant decrease in the market price of a long-lived asset;
•Significant adverse change in the manner an asset is being used or its physical condition;
•Adverse business climate;
•Accumulation of costs significantly in excess of the amount originally expected for the construction or acquisition of an asset;
•Current-period loss combined with a history of losses or the projection of future losses; and
•Change in the Company's intent about an asset from an intent to hold to a greater than 50% likelihood that an asset will be sold or disposed of before the end of its previously estimated useful life.
Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset, considering project specific assumptions for long-term energy prices, escalated future project operating costs and expected plant operations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value may be determined by factoring in the probability weighting of different courses of action available to the Company as appropriate. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows or comparable values determined by transactions in the market. The Company uses its best estimates in making these evaluations and considers various factors, including forward price curves for energy, fuel costs and operating costs. However, actual future market prices and project costs could vary from the assumptions used in the Company's estimates, and the impact of such variations could be material.
Annually, during the fourth quarter, the Company revises its views of energy prices, including the Company's long-term view of power prices, which is primarily informed by present conditions, forecasted generation and operating and capital expenditures, in connection with the preparation of its annual budget.
The Company recorded certain long-lived asset impairments in 2020, as described below and in Item 15 — Note 9, Asset Impairments, to the Consolidated Financial Statements, with respect to several wind projects.
During the fourth quarter of 2020 in the preparation and review of its annual budget, the Company updated its long-term estimates of operating and capital expenditures and revised its assessment of long-term merchant power prices which was primarily informed by present conditions and does not contemplate future policy changes which could impact renewable energy power prices. As a result, the Company updated its estimated future cash flows and determined that the future cash flows for several wind projects within the Renewables segment no longer supported the recoverability of the related long-lived asset. As such, the Company recorded an impairment loss of $24 million, which primarily relates to property, plant, and equipment to reflect the assets at fair market value. The fair value of the facilities were determined using an income approach by applying a discounted cash flow methodology to the long-term budgets for each respective plant. The income approach included key inputs such as forecasted merchant power prices, operations and maintenance expense, and discount rates. The resulting fair value is a Level 3 fair value measurement.

The Company is also required to evaluate its equity method investments to determine whether or not they are impaired. ASC 323, Investments - Equity Method and Joint Ventures, or ASC 323, provides the accounting requirements for these investments. The standard for determining whether an impairment must be recorded under ASC 323 is whether the value is considered to be an other-than-temporary decline in value. The evaluation and measurement of impairments under ASC 323 involves the same uncertainties as described for long-lived assets that the Company owns directly and accounts for in accordance with ASC 360. Similarly, the estimates that the Company makes with respect to its equity method investments are subjective, and the impact of variations in these estimates could be material. Additionally, if the projects in which the Company holds these investments recognize an impairment under the provisions of ASC 360, the Company would record its proportionate share of that impairment loss and would evaluate its investment for an other-than-temporary decline in value under ASC 323. During the fourth quarter of 2020, as the Company updated its estimated cash flows in connection with the preparation and review of the Company's annual budget, the Company determined that there was a significant decrease in the estimated future cash flows for its equity method investment in San Juan Mesa, a facility in the Renewables segment. The decrease in the forecasted cash flows which is primarily driven by a decline in forecasted revenue in future merchant periods, is significant enough to be considered an indication of a decline in value of the investment that is not temporary. The Company concluded there was an other-than-temporary impairment of its investment and recorded an impairment loss of $8 million to reflect the investment at fair market value.
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
Acquisition Accounting
The Company applies ASC 805, Business Combinations, when accounting for acquisitions, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values at acquisition date. For many of the Company's acquisitions, the Company applies ASC 805-50, which provides that acquisitions of entities under common control are recorded at historical cost, except in the case where the ultimate parent has a different basis, such as when an acquiree did not elect to apply pushdown accounting. In those circumstances, the Company may also be required to record its acquired assets and liabilities at fair value. As further described in Item 15 - Note 3, Acquisitions and Dispositions, the Company recorded the assets acquired in the acquisitions of Langford and the DGPV Holdco Entities at GIP's basis which was fair value.
Significant judgment is required in determining the acquisition date fair value of the assets acquired and liabilities assumed, predominantly with respect to property, plant and equipment, power purchase agreements, asset retirement obligations and other contractual arrangements. Evaluations include numerous inputs including forecasted cash flows that incorporate the specific attributes of each asset including age, useful life, equipment condition and technology, as well as current replacement costs for similar assets. Other key inputs that require judgment include discount rates, comparable market transactions, estimated useful lives and probability of future transactions. The Company evaluates all available information, as well as all appropriate methodologies, when determining the fair value of assets acquired and liabilities assumed in a business combination. In addition, once the appropriate fair values are determined, the Company must determine the remaining useful life for property, plant and equipment and the amortization period and method of amortization for each finite-lived intangible asset.
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu decrease in natural gas prices across the term of the derivative contracts would cause no change to the net value of natural gas derivatives, and an increase of $0.50 MMBtu in natural gas prices across the term of the derivative contracts would cause an increase of approximately $1 million to the net value of natural gas derivatives as of December 31, 2020. The impact of a $0.50 per MWh increase or decrease in power prices across the term of the derivative contracts would cause a change of approximately $3 million to the net value of power derivatives as of December 31, 2020.
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
    If all of the above swaps had been discontinued on December 31, 2020, the Company would have owed the counterparties $134 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
    The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of December 31, 2020, a 1% change in interest rates would result in an approximately $1 million change in interest expense on a rolling twelve-month basis.
    As of December 31, 2020, the fair value of the Company's debt was $7,020 million and the carrying value was $7,048 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $412 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including its principal executive officer, principal financial officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control — Integrated Framework (2013), the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2020.
    The effectiveness of the Company's internal control over financial reporting as of December 31, 2020, has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in its report which is included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Clearway Energy, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Clearway Energy, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedules (“Schedule I- Condensed Financial Information of Registrant” and “Schedule II- Valuation and Qualifying Accounts”) (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
March 1, 2021

Item 9B — Other Information
None.

PART III
Item 10 — Information about Directors, Executive Officers and Corporate Governance
Directors
    Nathaniel Anschuetz, 33, has served as a director since August 2018. Mr. Anschuetz is a Principal at GIP. Prior to joining GIP in 2012, Mr. Anschuetz was an Analyst in the Power & Utilities Coverage Group at Citigroup from June 2010 through June 2012. Mr. Anschuetz is also a member of the Board of Directors of Clearway Energy Group LLC and MAP RE/ES. Mr. Anschuetz graduated with cum laude honors from Columbia College in 2010 with an A.B. in Economics and Operations Research, and a concentration in Sustainable Development. Mr. Anschuetz's financial expertise provides significant value to the Company's board of directors.
    Jonathan Bram, 55, has served as Chairman of the board of directors of the Company since August 2018. Mr. Bram is a Founding Partner of GIP and serves on its Investment and Operating Committees. He leads GIP’s Power industry investment team in North America. Prior to the formation of GIP in 2006, Mr. Bram spent 15 years at Credit Suisse as a Managing Director in the Investment Banking Division, where he served as Co-Head of the Global Industrial and Services Group. From 2002 to 2004, he was Chief Operating Officer of the Investment Banking Division and prior to that time he was co-head of corporate finance for the 150 person U.S. Energy Group. Mr. Bram represented the firm in raising more than $30 billion of debt and equity capital for electric utilities and independent power generators globally. These companies and projects included renewable power facilities that utilized wind, solar, geothermal and hydroelectric technologies. Mr. Bram is also a member of the Board of Directors of Clearway Energy Group LLC and previously served on the boards of Terra-Gen Power, Guacolda Energia, S.A. and Channelview Cogeneration. Mr. Bram holds an A.B. in Economics from Columbia College. Mr. Bram’s significant experience in investment banking for, and investments in, energy and power companies, as well as his leadership role at GIP, provide strong financial and transactional experience to the Company's board of directors.
    Brian R. Ford, 72, has served as a director since July 2013 and Lead Independent Director since January 2019. Mr. Ford was the Chief Executive Officer of Washington Philadelphia Partners, LP, a real estate investment company, from 2008 through 2010. He retired as a partner from Ernst & Young LLP in June 2008 where he had been employed since 1971. Mr. Ford currently serves on the board of various companies, including FS Investment Corporation portfolios, a specialty finance company that invests primarily in the debt securities of private U.S. middle-market companies, since 2013, where he also serves as the chairman of the audit committee.  He also serves on the boards of Drexel University and BAYADA Home Health. From 2013 to 2020, Mr. Ford served on the board of AmeriGas Propane, Inc., where he also served as a member of its audit and corporate governance committees. Mr. Ford received his B.S. in Economics from Rutgers University.  Mr. Ford's extensive experience in accounting and public company matters provides strong financial, audit and accounting skills to the Company's board of directors.
    Bruce MacLennan, 54, has served as a director since August 2018. Mr. MacLennan is a Partner of GIP and serves on its Investment and Operating Committees. Prior to joining GIP at its formation in 2006, Mr. MacLennan spent eight years at Credit Suisse, where he most recently served as a Director in the Investment Banking Division. Previously, he spent six years at Citibank and Citicorp Securities in New York and Tokyo. Mr. MacLennan holds an A.B. from Harvard University and an M.B.A. from the Wharton School of the University of Pennsylvania. He is currently a member of the Board of Directors of Clearway Energy Group LLC and MAP RE/ES and previously served on the Board of Competitive Power Ventures. Mr. MacLennan’s significant experience in investment banking for, and investments in, energy and power companies, as well as his leadership role at GIP, provide strong financial and transactional experience to the Company's board of directors.
    Ferrell P. McClean, 74, has served as a director since July 2013. Ms. McClean was a Managing Director and the Senior Advisor to the head of the Global Oil & Gas Group in Investment Banking at J.P. Morgan Chase & Co. from 2000 through the end of 2001. She joined J.P. Morgan & Co. Incorporated in 1969 and founded the Leveraged Buyout and Restructuring Group within the Mergers & Acquisitions Group in 1986. From 1991 until 2000, Ms. McClean was a Managing Director and co-headed the Global Energy Group within the Investment Banking Group at J.P. Morgan & Co. She retired as a director of GrafTech International in 2014, El Paso Corporation in 2012 and Unocal Corporation in 2005. Ms. McClean's experience in investment banking for industrial companies as well as her experience and understanding of financial accounting, finance and disclosure matters enables her to provide essential guidance to the Company's board of directors and management team.

    Daniel B. More, 64, has served as a director since February 2019. Mr. More has been a Senior Advisor with Guggenheim Securities since October 2015. Mr. More retired as a Managing Director and Global Head of Utility Mergers & Acquisitions of the Investment Banking Division of Morgan Stanley in 2014.  He held such position since 1996.  Mr. More has been an investment banker since 1978 and has specialized in the utility sector since 1986.  Mr. More has served as a director of SJW Group since April 2015. He served as a director of Saeta Yield from February 2015 to June 2018 and served as a director of the New York Independent System Operator from April 2014 until February 2016.  Mr. More’s extensive experience in investment banking, including capital raising and strategic initiatives, combined with experience as a director of energy industry companies, provides significant value to the Company's board of directors.
    E. Stanley O'Neal, 69, has served as a director since August 2018. Mr. O'Neal served as Chairman of the Board and Chief Executive Officer of Merrill Lynch & Co., Inc. until October 2007. He became Chief Executive Officer of Merrill Lynch in 2002 and was elected Chairman of the Board in 2003. Mr. O’Neal was employed with Merrill Lynch for 21 years, serving as President and Chief Operating Officer from July 2001 to December 2002; President of U.S. Private Client from February 2000 to July 2001; Chief Financial Officer from 1998 to 2000 and Executive Vice President and Co-head of Global Markets and Investment Banking from 1997 to 1998. Before joining Merrill Lynch, Mr. O’Neal was employed at General Motors Corporation where he held a number of financial positions of increasing responsibility. Currently, Mr. O’Neal is chairman of the nominating and governance committee and a member of the committee of Arconic Corp., an aluminum manufacturing company and the former parent company of Alcoa Inc. Mr. O’Neal is also a director and member of the nominating and governance committee of Element Solutions Inc. (formerly Platform Specialty Products Corporation), a global, diversified producer of high technology specialty chemical products and provider of technical services. Mr. O’Neal was a director of General Motors Corporation from 2001 to 2006, chairman of the board of Merrill Lynch & Co., Inc. from 2003 to 2007, and a director of American Beacon Advisors, Inc. (investment advisor registered with the Securities and Exchange Commission) from 2009 to September 2012. Mr. O’Neal’s extensive executive experience, financial expertise and leadership skills enable him to provide unique guidance to the Company's board of directors and management team.
    Christopher S. Sotos, 49, has served as President and Chief Executive Officer of the Company since May 2016, and as a director since May 2013. Mr. Sotos had also served in various positions at NRG, including most recently as Executive Vice President - Strategy and Mergers and Acquisitions from February 2016 through May 2016 and Senior Vice President - Strategy and Mergers and Acquisitions from November 2012 through February 2016. In this role, he led NRG’s corporate strategy, mergers and acquisitions, strategic alliances and other special projects for NRG. Previously, he served as NRG’s Senior Vice President and Treasurer from March 2008 to September 2012, where he was responsible for all treasury functions, including raising capital, valuation, debt administration and cash management. Mr. Sotos also previously served as a director of FuelCell Energy, Inc. from September 2014 to April 2019. As President and Chief Executive Officer of the Company, Mr. Sotos provides the Company's board of directors with management’s perspective regarding the Company’s day to day operations and overall strategic plan. Mr. Sotos also brings strong financial and accounting skills to the Company's board of directors.
    Scott Stanley, 64, has served as a director since August 2018. Mr. Stanley has been employed by GIP as an Operating Principal since April 2007, and in August 2018 was appointed as an Operating Partner. Mr. Stanley holds a B.S. in Ceramic Engineering from The Ohio State University and has 39 years of experience in operational roles, including prior assignments with General Electric, Honeywell, and United Technologies Corporation. Working predominantly in the transport sector with GIP, Mr. Stanley has held roles as Chief Operating Officer with London City Airport, Gatwick Airport, and Pacific National and was also on the Board of Directors at Edinburgh Airport. Mr. Stanley is also a member of the Board of Directors of Clearway Energy Group LLC and Italo S.p.A. and previously served on the Board of Directors of Naturgy Energy Group, S.A. Mr. Stanley adds significant operational expertise to the Company's board of directors.
Executive Officers
    Christopher S. Sotos has served as President and Chief Executive Officer of the Company since May 2016, and as a director of the Company since May 2013. For additional biographical information for Mr. Sotos, see above under “Directors.”
    Chad Plotkin, 45, has served as the Company's Senior Vice President and Chief Financial Officer since November 2016. From January 2016 until his appointment as Senior Vice President and Chief Financial Officer, Mr. Plotkin served as Senior Vice President, Finance and Strategy. Prior to this, he served in varying capacities at NRG, including as Vice President of Investor Relations of both the Company and NRG from September 2015 to January 2016 and from January 2012 to February 2015 and Vice President of Finance of NRG from February 2015 to September 2015. From October 2007 to January 2012, Mr. Plotkin served in various capacities in the Strategy and Mergers and Acquisitions group of NRG, including as Vice President, beginning in December 2010.

    Kevin P. Malcarney, 54, has served as Senior Vice President, General Counsel and Corporate Secretary since May 11, 2018. Mr. Malcarney served as Interim General Counsel of the Company from March 16, 2018. Mr. Malcarney was previously Vice President and Deputy General Counsel and served in various other roles at NRG Energy, Inc. since September 2008. Prior to NRG, Mr. Malcarney worked at two major law firms in Princeton, NJ and Philadelphia, PA, and handled mergers and acquisitions, project financing and general corporate matters.
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
    Other information required by this Item will be incorporated by reference to the similarly named section of the Company's Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders.

Item 11 — Executive Compensation
Information required by this Item will be incorporated by reference to the similarly named section of the Company's Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under the Clearway Energy, Inc. Amended and Restated 2013 Equity Compensation Plan

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)
Equity compensation plans approved by security holders - Class A common stock	19,699	$—	—
Equity compensation plans approved by security holders - Class C common stock	724,988	—	908,335
Equity compensation plans not approved by security holders	—	N/A	—
Total	744,687	$—	908,335

(1) Beginning in May 2015, awards to be granted and associated dividend equivalent rights to be issued under the Clearway Energy, Inc. Amended and Restated 2013 Equity Incentive Plan convert to Class C common stock upon vesting.
Other information required by this Item will be incorporated by reference to the similarly named section of the Company's Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be incorporated by reference to the similarly named section of the Company's Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders.
Item 14 — Principal Accounting Fees and Services
Information required by this Item will be incorporated by reference to the similarly named section of the Company's Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders.

PART IV
Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of Clearway Energy, Inc. and related notes thereto, together with the reports thereon of KPMG LLP, are included herein:
Consolidated Statements of Operations — Years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive (Loss) Income — Years ended December 31, 2020, 2019 and 2018
Consolidated Balance Sheets — As of December 31, 2020 and 2019
Consolidated Statements of Cash Flows — Years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Stockholders' Equity — Years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
The following schedules of Clearway Energy, Inc. are filed as part of Item 15 of this report and should be read in conjunction with the Consolidated Financial Statements:
Schedule I — Clearway Energy, Inc. Financial Statements for the years ended December 31, 2020, 2019 and 2018, are included in Clearway Energy, Inc.'s Annual Report on Form 10-K pursuant to the requirements of Rule 5-04(c) of Regulation S-X
Schedule II — Valuation and Qualifying Accounts
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Clearway Energy, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedules, (“Schedule I-Condensed Financial Information of Registrant” and “Schedule II-Valuation and Qualifying Accounts”) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation over the recoverability of certain long-lived assets
As discussed in Note 2 to the consolidated financial statements, long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. Recoverability of assets to be held and used is tested by comparing the carrying amount of the assets to the future net cash flows expected to be generated by the asset, through considering project specific assumptions for long-term energy prices, escalated future project operating costs, and expected plant operations. An impairment loss is indicated if the total future undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured as the difference between the asset’s carrying value and its fair value.
We identified the evaluation of the recoverability of certain long-lived assets as a critical audit matter. Especially subjective auditor judgment was required to evaluate the long-term energy prices used in the Company’s future undiscounted cash flows. Specifically, for certain asset groups tested for recoverability, the long-term energy prices in the post contracted periods used in the determination of future undiscounted cash flows were challenging to evaluate as small changes to this assumption could have a significant effect on the Company’s assessment of the recoverability of certain long-lived assets.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to evaluate the recoverability of long-lived assets, including selection of long-term forecasted energy prices used in the determination of future undiscounted cash flows. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the long-term energy prices determined by the Company. Specifically, the valuation professionals evaluated the long-term energy prices used by the Company by comparing them to energy price curves prepared by reputable third-party vendors that provide energy price forecasts in the applicable power markets.

                            (signed) KPMG LLP
We have served as the Company’s auditor since 2012.
Philadelphia, Pennsylvania
March 1, 2021

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In millions, except per share amounts)	2020	2019	2018
Operating Revenues
Total operating revenues	$1,199	$1,032	$1,053
Operating Costs and Expenses
Cost of operations	366	337	327
Depreciation, amortization and accretion	428	401	336
Impairment losses	24	33	—
General and administrative	34	29	20
Transaction and integration costs	9	3	20
Development costs	5	5	3
Total operating costs and expenses	866	808	706
Operating Income	333	224	347
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	7	83	74
Impairment loss on investment	(8)	—	—
Gain on sale of unconsolidated affiliate	49	—	—
Other income, net	4	9	8
Loss on debt extinguishment	(24)	(16)	(7)
Interest expense	(415)	(404)	(306)
Total other expense, net	(387)	(328)	(231)
(Loss) Income Before Income Taxes	(54)	(104)	116
Income tax expense (benefit)	8	(8)	62
Net (Loss) Income	(62)	(96)	54
Less: Pre-acquisition net income of Drop Down Assets	—	—	4
Net (Loss) Income Excluding Pre-acquisition Net Income (Loss) of Drop Down Assets	(62)	(96)	50
Less: Net (loss) income attributable to noncontrolling interests	(87)	(85)	2
Net Income (Loss) Attributable to Clearway Energy, Inc.	$25	$(11)	$48
Earnings Per Share Attributable to Clearway Energy, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic and diluted	35	35	35
Weighted average number of Class C common shares outstanding - basic	80	74	69
Weighted average number of Class C common shares outstanding - diluted	81	74	69
Earnings (Loss) per Weighted Average Class A and Class C Common Share - Basic and Diluted	$0.22	$(0.10)	$0.46
Dividends Per Class A Common Share	$1.05	$0.80	$1.258
Dividends Per Class C Common Share	$1.05	$0.80	$1.258
.
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2020	2019	2018
(In millions)
Net (Loss) Income	$(62)	$(96)	$54
Other Comprehensive Income (Loss), net of tax
Unrealized gain on derivatives, net of income tax expense of $—, $1, and $2	1	7	22
Other comprehensive income	1	7	22
Comprehensive (Loss) Income	(61)	(89)	76
Less: Pre-acquisition net income of Drop Down Assets	—	—	4
Less: Comprehensive (loss) income attributable to noncontrolling interests	(87)	(81)	14
Comprehensive Income (Loss) Attributable to Clearway Energy, Inc.	$26	$(8)	$58

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$268	$155
Restricted cash	197	262
Accounts receivable — trade	143	116
Accounts receivable — affiliates	—	2
Inventory	42	40
Prepayments and other current assets	58	33
Total current assets	708	608
Property, plant and equipment, net	7,217	6,063
Other Assets
Equity investments in affiliates	741	1,183
Intangible assets, net	1,370	1,428
Deferred income taxes	104	92
Derivative instruments	1	—
Right-of-use assets, net	337	223
Other non-current assets	114	103
Total other assets	2,667	3,029
Total Assets	$10,592	$9,700
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$384	$1,824
Accounts payable — trade	72	74
Accounts payable — affiliates	17	31
Derivative instruments	38	16
Accrued interest expense	44	41
Accrued expenses and other current liabilities	79	71
Total current liabilities	634	2,057
Other Liabilities
Long-term debt	6,585	4,956
Derivative instruments	135	76
Long-term lease liabilities	345	227
Other non-current liabilities	178	121
Total non-current liabilities	7,243	5,380
Total Liabilities	7,877	7,437
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 201,635,990 shares issued and outstanding (Class A 34,599,645, Class B 42,738,750, Class C 81,558,845, Class D 42,738,750) at December 31, 2020 and 198,819,999 shares issued and outstanding (Class A 34,599,645, Class B 42,738,750, Class C 78,742,854, Class D 42,738,750) at December 31, 2019	1	1
Additional paid-in capital	1,922	1,936
Accumulated deficit	(84)	(72)
Accumulated other comprehensive loss	(14)	(15)
Noncontrolling interest	890	413
Total Stockholders' Equity	2,715	2,263
Total Liabilities and Stockholders' Equity	$10,592	$9,700

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities	(In millions)
Net (loss) income	$(62)	$(96)	$54
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(7)	(83)	(74)
Distributions from unconsolidated affiliates	61	34	70
Depreciation, amortization and accretion	428	401	335
Amortization of financing costs and debt discounts	15	17	24
Amortization of intangibles and out-of-market contracts	90	71	70
Loss on debt extinguishment	24	16	7
Reduction in carrying amount of right-of-use assets	4	7	—
Gain on sale of unconsolidated affiliate	(49)	—	—
Impairment losses	32	33	—
Change in deferred income taxes	8	(8)	62
Changes in derivative instruments	44	85	(16)
Loss on disposal of asset components	3	9	—
Cash used in changes in other working capital
Changes in prepaid and accrued liabilities for tolling agreements	(1)	1	—
Changes in other working capital	(45)	(10)	(34)
Net Cash Provided by Operating Activities	545	477	498
Cash Flows from Investing Activities
Acquisitions	—	(100)	(11)
Partnership interest acquisition	—	(29)	—
Acquisition of Drop Down Assets, net of cash acquired	(122)	(161)	(126)
Buyout of Wind TE Holdco noncontrolling interest	—	(19)	—
Capital expenditures	(124)	(228)	(83)
Cash receipts from notes receivable	—	—	13
Return of investment from unconsolidated affiliates	79	56	45
Investments in unconsolidated affiliates	(11)	(13)	(34)
Proceeds from sale of assets	90	20	—
Consolidation of DGPV Holdco 3 LLC	17	—	—
Other	9	6	11
Net Cash Used in Investing Activities	(62)	(468)	(185)
Cash Flows from Financing Activities
Net contributions from noncontrolling interests	247	174	91
Buyout of Repowering Partnership II LLC noncontrolling interest	(70)	—	—
Proceeds from the issuance of common stock	62	100	153
Payments of dividends and distributions	(211)	(155)	(238)
Proceeds from the revolving credit facility	265	152	35
Payments for the revolving credit facility	(265)	(152)	(90)
Proceeds from issuance of long-term debt	1,084	1,215	827
Payments of debt issuance costs	(20)	(25)	(14)
Payments for long-term debt	(1,527)	(1,484)	(810)
Net Cash Used in Financing Activities	(435)	(175)	(46)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	48	(166)	267
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	417	583	316
Cash, Cash Equivalents and Restricted Cash at End of Period	$465	$417	$583

Supplemental Disclosures
Interest paid, net of amount capitalized	$(325)	$(313)	$(292)
Non-cash investing and financing activities:
Reductions to fixed assets for accrued capital expenditures	(18)	(2)	(15)
Non-cash adjustment for change in tax basis	21	28	(7)
Non-cash contributions from CEG, NRG, net of distributions	$6	$36	$38
See accompanying notes to consolidated financial statements

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders' Equity
Balances at December 31, 2017	$—	$1	$1,843	$(69)	$(28)	$412	$2,159
Net income	—	—	—	48	—	2	50
Pre-acquisition net loss of acquired Drop Down Assets	—	—	—	—	—	4	4
Unrealized gain on derivatives, net of tax	—	—	—	—	10	12	22
Payments for the Buckthorn Solar Drop Down Asset and UPMC	—	—	1	—	—	(53)	(52)
Equity component of tendered 2020 Convertible Notes and 2019 Convertible Notes	—	—	(3)	—	—	—	(3)
Capital contributions from tax equity investors, net of distributions, cash	—	—	—	—	—	106	106
Distributions and return of capital to NRG, net of contributions, cash	—	—	—	—	—	(11)	(11)
Distributions and return of capital to NRG, net of contributions, non-cash	—	—	—	—	—	38	38
Stock-based compensation	—	—	4	(1)	—	—	3
Proceeds from the issuance of Class C common stock	—	—	153	—	—	—	153
Non-cash adjustment for change in tax basis of property, plant and equipment	—	—	(7)	—	—	—	(7)
Common stock dividends	—	—	(94)	(36)	—	(108)	(238)
Balances at December 31, 2018	$—	$1	$1,897	$(58)	$(18)	$402	$2,224
Net loss	—	—	—	(11)	—	(85)	(96)
Unrealized gain on derivatives, net of tax	—	—	—	—	3	4	7
Buyout of Wind TE Holdco non-controlling interest	—	—	(5)	—	—	(14)	(19)
Carlsbad Drop Down	—	—	—	—	—	(35)	(35)
Contributions from tax equity interests, net of distributions, cash	—	—	—	—	—	242	242
Distributions to CEG, net of contributions, cash	—	—	—	—	—	(68)	(68)
Cumulative effect of change in the accounting principle	—	—	—	(2)	—	(1)	(3)
Contributions from CEG net of distributions, non-cash	—	—	—	—	—	36	36
Stock-based compensation	—	—	3	(1)	—	—	2
Proceeds from the issuance of Class C Common Stock	—	—	100	—	—	—	100
Non-cash adjustment for change in tax basis	—	—	28	—	—	—	28
Common stock dividends	—	—	(87)	—	—	(68)	(155)
Balances at December 31, 2019	$—	$1	$1,936	$(72)	$(15)	$413	$2,263
Net income (loss)	—	—	—	25	—	(87)	(62)
Unrealized gain on derivatives, net of tax	—	—	—	—	1	—	1
Contributions from CEG, non-cash	—	—	—	—	—	6	6
Contributions from CEG, cash	—	—	—	—	—	6	6
Distributions to noncontrolling interests, non-cash	—	—	—	—	—	(2)	(2)
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	240	240
DGPV Drop Down and Consolidation	—	—	—	—	—	(20)	(20)
Mesquite Star Drop Down and Consolidation	—	—	—	—	—	361	361
Langford Drop Down	—	—	—	—	—	76	76
Rosamond Central Drop Down	—	—	—	—	—	57	57
Lighthouse Partnership Yield Protection Agreement	—	—	(15)	—	—	—	(15)
Buyout of Repowering Partnership II LLC non-controlling interest	—	—	—	—	—	(70)	(70)
Stock-based compensation	—	—	2	—	—	—	2
Non-cash adjustment for change in tax basis	—	—	21	—	—	—	21
Net proceeds from the issuance of common stock under the ATM Programs	—	—	62	—	—	—	62
Common stock dividends and distributions to CEG	—	—	(84)	(37)	—	(90)	(211)
Balances at December 31, 2020	$—	$1	$1,922	$(84)	$(14)	$890	$2,715
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
The Company is one of the largest renewable energy owners in the U.S. with over 4,200 net MW of installed wind and solar generation projects. The Company also owns approximately 2,500 net MW of environmentally-sound, highly efficient generation facilities as well as a portfolio of district energy systems. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. Substantially all of the Company's generation assets are under long-term contractual arrangements for the output or capacity from these assets.
The Company consolidates the results of Clearway Energy LLC through its controlling interest, with CEG's interest shown as non-controlling interest in the financial statements. The holders of the Company's outstanding shares of Class A and Class C common stock are entitled to dividends as declared. CEG receives its distributions from Clearway Energy LLC through its ownership of Clearway Energy LLC Class B and Class D units.
The Company owns 57.61% of the economic interests of Clearway Energy LLC, with CEG retaining 42.39% of the economic interests of Clearway Energy LLC as of December 31, 2020. For further discussion, see Note 12, Stockholders' Equity.

The following table represents the structure of the Company as of December 31, 2020:
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

Cash and Cash Equivalents, and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at project subsidiaries was $149 million and $125 million as of December 31, 2020 and 2019, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	Year ended December 31,
	2020	2019
	(In millions)
Cash and cash equivalents	$268	$155
Restricted cash	197	262
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$465	$417
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company's projects that are restricted in their use. As of December 31, 2020, these restricted funds comprised of $73 million designated to fund operating expenses, approximately $24 million designated for current debt service payments, and $45 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $55 million is held in distributions reserve accounts.
Accounts Receivable — Trade and Allowance for Doubtful Accounts
Accounts receivable — trade are reported on the balance sheet at the invoiced amount adjusted for any write-offs and the allowance for doubtful accounts. The allowance for doubtful accounts is reviewed periodically based on amounts past due and significance. The allowance for doubtful accounts was immaterial as of December 31, 2020 and 2019.
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

Asset Impairments
Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate their carrying values may not be recoverable. Such reviews are performed in accordance with ASC 360. An impairment loss is indicated if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset's carrying amount and fair value with the difference recorded in operating costs and expenses in the statements of operations. Fair values are determined by a variety of valuation methods, including appraisals, sales prices of similar assets and present value techniques. For further discussion of the Company's long-lived asset impairments, refer to Note 9, Asset Impairments, to the Consolidated Financial Statements.
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
Intangible Assets
Intangible assets represent contractual rights held by the Company. The Company recognizes specifically identifiable intangible assets including power purchase agreements, leasehold rights, customer relationships, customer contracts and development rights when specific rights and contracts are acquired. These intangible assets are amortized primarily on a straight-line basis. For further discussion of the Company's intangible assets, refer to Note 8, Intangible Assets, to the Consolidated Financial Statements.
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
Certain of these leases have no minimum lease payments and all of the rental income under these leases is recorded as contingent rent on an actual basis when the electricity is delivered. The contingent rental income recognized in the years ended December 31, 2020, 2019 and 2018 was $589 million, $537 million and $583 million, respectively. See Note 17, Leases for additional information related to the Company's PPAs accounted for as leases.
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
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the year ended December 31, 2020, along with the reportable segment for each category:

	Year ended December 31, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$10	$609	$101	$720
Capacity revenue(a)	451	—	63	514
Other revenues	—	21	32	53
Contract amortization	(24)	(61)	(3)	(88)
Total operating revenue	437	569	193	1,199
Less: Lease revenue	(461)	(554)	(2)	(1,017)
Less: Contract amortization	24	61	3	88
Total revenue from contracts with customers	$—	$76	$194	$270
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
(a) See Note 17, Leases for the amounts of energy and capacity revenue that relate to leases and are accounted for under ASC 840
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the year ended December 31, 2018, along with the reportable segment for each category:

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
Contract Balances
The following table reflects the net amount of contract assets and liabilities included on the Company’s balance sheet as of December 31, 2020:

(In millions)	December 31, 2020	December 31, 2019
Accounts receivable, net - Contracts with customers	$57	$34
Accounts receivable, net - Leases	86	82
Total accounts receivable, net	$143	$116

Derivative Financial Instruments
The Company accounts for derivative financial instruments under ASC 815, Derivatives and Hedging, or ASC 815, which requires the Company to record all derivatives on the balance sheet at fair value unless they qualify for a NPNS exception. Changes in the fair value of non-hedge derivatives are immediately recognized in earnings. Changes in the fair value of derivatives accounted for as hedges, if elected for hedge accounting, are either:
•Recognized in earnings as an offset to the changes in the fair value of the related hedged assets, liabilities and firm commitments; or
•Deferred and recorded as a component of accumulated OCI until the hedged transactions occur and are recognized in earnings.
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
Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable, notes receivable and derivative instruments, which are concentrated within entities engaged in the energy and financial industries. These industry concentrations may impact the overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. In addition, many of the Company's projects have only one customer. See Item 1A, Risk Factors, Risks related to the Company's Business, for a discussion on the Company’s dependence on major customers. See Note 6, Fair Value of Financial Instruments, for a further discussion of derivative concentrations and Note 13, Segment Reporting, for concentration of counterparties.

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
The following table represents the balance of ARO obligations as of December 31, 2020 and 2019, along with the additions and accretion related to the Company's ARO obligations for the year ended December 31, 2020:

(In millions)
Balance as of December 31, 2019	$75
Revisions in estimates for current obligations	9
Additions	26
Accretion — expense	7
Balance as of December 31, 2020	$117
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
Stock-Based Compensation
    The Company accounts for its stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation, or ASC 718. The fair value of the Company's relative performance stock units, or RPSUs, are estimated on the date of grant using the Monte Carlo valuation model. The Company uses the Class A and Class C common stock price on the date of grant as the fair value of the Company's restricted stock units, or RSUs. Forfeiture rates are estimated based on an analysis of the Company's historical forfeitures, employment turnover, and expected future behavior. The Company recognizes compensation expense for both graded and cliff vesting awards on a straightline basis over the requisite service period for the entire award. The Company incurred total stock compensation expense of $3 million, $4 million and $3 million for the years ended December 31, 2020, 2019 and 2018, respectively, which was primarily recorded in general and administrative expense on the Company's consolidated statements of operations.
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
The Company has two categories of income tax expense or benefit — current and deferred, as follows:
•Current income tax expense or benefit consists solely of current taxes payable less applicable tax credits, and
•Deferred income tax expense or benefit is the change in the net deferred income tax asset or liability, excluding amounts charged or credited to accumulated other comprehensive income.

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
Prior to the GIP Transaction, the Company was included in certain NRG consolidated unitary tax return filings which was reflected in the state effective tax rate. For tax returns filed during December 31, 2018, NRG allocated $22 million to the Company in tax-effected state NOLs, driven primarily from losses generated by NRG after the GIP Transaction. The Company expects to be able to utilize these NOLs in future periods.
Following the GIP Transaction, the Company files under a separate standalone methodology, resulting in a higher state effective tax rate due to a larger percentage of activity allocated to high-tax jurisdictions.
Business Combinations
The Company accounts for its business combinations in accordance with ASC 805, Business Combinations, or ASC 805. For third party acquisitions, ASC 805 requires an acquirer to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value at the acquisition date. It also recognizes and measures the goodwill acquired or a gain from a bargain purchase in the business combination and determines what information to disclose to enable users of an entity's financial statements to evaluate the nature and financial effects of the business combination. In addition, transaction costs are expensed as incurred. For business acquisitions that relate to entities under common control, ASC 805 requires retrospective combination of the entities for all annual periods presented as if the combination has been in effect from the beginning of the earliest financial statement period presented or from the date the entities were under common control (if later than the beginning of the earliest financial statement period). The difference between the cash paid and historical value of the entities' equity is recorded as a distribution/contribution from/to CEG with the offset to noncontrolling interest. Transaction costs are expensed as incurred.
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
Recently Adopted Accounting Standards
In March 2020, the FASB issued ASU No. 2020-4, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide for optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria is met. These amendments apply only to contracts that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company intends to apply the amendments to all its eligible contract modifications where applicable during the reference rate reform period. As of December 31, 2020, the Company has not elected any optional expedients provided in the standard.
Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), or Topic 842 using the modified retrospective transition method. The Company elected available practical expedients permitted under the transition guidance within the new standard, which among other items, allowed the Company to carry forward its historical lease classification and not reassess existing leases under the new definition of a lease in ASC 842. In addition, the Company also elected to account for lease and non-lease components as a single lease component. The adoption of the standard resulted in the recording of operating lease liabilities of $165 million and related ROU assets of $159 million. There was no impact to the Company’s consolidated statement of operations or cash flows.
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

Note 3 — Acquisitions and Dispositions
2021 Acquisitions
Rattlesnake Drop Down — On January 12, 2021, the Company acquired 100% of CEG's equity interest and a third party investor's minority interest in Rattlesnake Flat, LLC, which owns the Rattlesnake Wind Project, a 160 net MW wind facility located in Adams County, WA for $132 million in cash consideration.
Agua Caliente Acquisition — On February 3, 2021, the Company acquired an additional 35% equity interest in the Agua Caliente solar project from NRG Energy, Inc. for $202 million. Agua Caliente is a 290 MW solar project located in Dateland, Arizona in which Clearway previously owned a 16% equity interest. The project has a 25-year PPA with PG&E, with approximately 19 years remaining under the agreement. Following the close of the transaction, the Company owns a 51% equity interest in Agua Caliente. The Company will remove its equity method investment and consolidate its interest in Agua Caliente from the date of the acquisition.
2020 Acquisitions
Langford Drop Down — On November 20, 2020, the Company acquired 100% of the Class B membership interest in Langford Holding LLC from CEG for $55 million as well as a minority interest from a third party investor for $9 million. Langford Holding LLC indirectly consolidates its interest in the Langford wind project as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. The Langford project is a 160 MW wind project located in West Texas which achieved repowering commercial operations in November 2020. The Langford operations are included in the Company's Renewables segment and the acquisition was funded with cash on hand. The acquisition was determined to be an asset acquisition and not a business combination, therefore the Company consolidated the financial information for Langford on a prospective basis. The membership interests acquired by the Company relate to interests under common control by GIP and were recorded at historical cost, which reflects GIP's basis recorded at fair value. The difference between the cash paid of $64 million and the historical value of the Company's acquired interests of $21 million was recorded as an adjustment to noncontrolling interest.

The following is a summary of assets and liabilities transferred in connection with the acquisition as of November 20, 2020:

(In millions)	Langford
Current Assets	$4
Property, plant and equipment, net	138
Other non-current assets	15
Total assets	157

Other current and non-current liabilities	17
Total liabilities	17
Noncontrolling interests	119
Net assets less noncontrolling interests	$21
Rosamond Central Drop Down — On December 21, 2020, Rosamond Solar Investment LLC, a subsidiary of the Company, acquired 100% of the Class A membership interests of Rosie TargetCo LLC from Renew Development HoldCo LLC, a subsidiary of CEG, for $23 million in cash consideration and an additional $1 million adjustment concurrent with the tax equity investor's final funding which was paid in January 2021. Rosie Target Co LLC is the primary beneficiary and consolidates its interest in a tax equity fund that owns the 192 MW Rosamond Central solar project, located in Kern County, California as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. The Rosamond Central operations are included in the Company's Renewables segment. The acquisition was determined to be an asset acquisition and not a business combination, and therefore, the Company consolidated the financial information for Rosamond Central on a prospective basis. The membership interests acquired by the Company relate to interests under common control by GIP and were recorded at historical cost. The difference between the cash paid of $24 million and the historical value of the Company's acquired interests of $28 million was recorded as an adjustment to noncontrolling interest.
The following is a summary of assets and liabilities transferred in connection with the acquisition as of December 21, 2020:

(In millions)	Rosamond Central
Current Assets	$49
Property, plant and equipment, net	246
Other non-current assets	1
Total assets	296

Long-term debt	205
Other current and non-current liabilities	11
Total liabilities	216
Noncontrolling interests	52
Net assets less noncontrolling interests	$28
Mesquite Star Drop Down — On September 1, 2020, the Company, through its indirect subsidiary Lighthouse Renewable Class A LLC, acquired the Class A membership interests in Lighthouse Renewable Holdco LLC (formerly Mesquite Star Pledgor LLC) from Clearway Renew LLC, a subsidiary of CEG, for $74 million in cash consideration inclusive of a purchase price adjustment received in the fourth quarter of 2020 concurrent with the partnership amendment referenced below. Lighthouse Renewable Holdco LLC indirectly owns 100% of the Class B membership interests in Mesquite Star Tax Equity Holdco LLC, a tax equity partnership that it consolidates as the primary beneficiary, and owns the Mesquite Star wind project, a 419 MW utility scale wind project located in Fisher County, Texas. A majority of the project’s output is backed by contracts with investment grade counterparties with a 12 year weighted average contract life. The Mesquite Star operations are reflected in the Company's Renewables segment and the acquisition was funded with cash on hand. The Company initially recorded its interest in Lighthouse Renewable Class A LLC as an equity method investment. The membership interests acquired by the Company relate to interests under common control by GIP and were recorded at historical cost. The difference between the $74 million cash paid and the historical value of the Company's acquired interests of $83 million was recorded as an adjustment to noncontrolling interest.

On December 21, 2020, Clearway Renew LLC sold the Class B membership interest in Lighthouse Renewable Holdco LLC to a third party investor as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. The investor and the Company amended the terms of the related partnership and as a result, the Company now consolidates its interest in the Mesquite Star wind project, through its consolidation of Lighthouse Renewable Holdco LLC. The membership interests acquired by the Company relate to interests under common control by GIP and were recorded at historical cost. The difference between the carrying value of the Company's equity method investment of $58 million and the historical value of the net assets consolidated for Mesquite Star of $63 million was recorded as an adjustment to noncontrolling interest.
The following table shows the balances that were consolidated effective on December 21, 2020:

(In millions)	Mesquite Star
Current assets	$22
Property, plant and equipment, net	443
Other non-current assets	31
Total assets	496

Other current and non-current liabilities	87
Total liabilities	87
Noncontrolling interests and redeemable noncontrolling interests	346
Net assets less noncontrolling interests	$63
DG Residual Interest and SREC Contract Drop Down — On November 2, 2020, the Company acquired the Class B membership interests in DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3, or DGPV Holdco Entities, from Renew DG Holdings LLC, a subsidiary of CEG, for approximately $20 million in cash consideration and an SREC contract for approximately $24 million in cash consideration. The Company previously held the Class A membership interests in the DGPV Holdco Entities and accounted for its interests in DGPV Holdco 1 and DGPV Holdco 2 as equity method investments, while DGPV Holdco 3 was consolidated by the Company effective May 29, 2020 as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. Subsequent to the acquisition of the remaining interests in the DGPV Holdco Entities, the Company transferred its interests to DG-CS Master Borrower LLC, and issued debt that was utilized to repay existing project-level debt outstanding and unwind interest rate swaps for certain of the tax equity arrangements related to the underlying project funds, as further described in Note 10, Long-term Debt. The acquired SREC contract is a contract to receive incremental cash flows related to renewable energy credits from certain underlying solar projects. The membership interests acquired by the Company relate to interests under common control by GIP and were recorded at historical cost, which reflects GIP's basis recorded at fair value. The difference between the cash paid for the residual interest of the DGPV Holdco Entities and the historical value of the net assets consolidated less the carrying value of the equity method investments was recorded as an adjustment to noncontrolling interest.

The following table shows the balances that were consolidated:

	November 2, 2020	May 29, 2020
(In millions)	DGPV Holdco 1 and 2 (a)	DGPV Holdco 3 (b)
Current assets	$29	$32
Property, plant and equipment, net	324	331
Intangible assets, net	19	1
Other non-current assets	52	37
Total assets	424	401

Long-term debt	160	206
Other current and non-current liabilities	54	84
Total liabilities	214	290
Noncontrolling interests and redeemable noncontrolling interests	5	6
Net assets less noncontrolling interests	$205	$105

(a) Includes DGPV 1, LLC, DGPV 2, LLC, CA Fund, LLC, DGPV 4 Borrower LLC and Puma Class B LLC
(b) Includes Renew Solar CS4 Fund LLC and Chestnut Fund LLC
The fair value of property, plant and equipment determined at GIP's acquisition date was determined primarily based on an income method using discounted cash flows and validated using a cost approach based on the replacement cost of the assets less economic depreciation. This methodology was utilized as the forecasted cash flows incorporate specific attributes of each asset including age, useful life, equipment condition and technology. The fair value of intangible assets was determined utilizing a variation of the income approach determined by discounting incremental cash flows associated with the contracts to present value. Primary assumptions utilized included estimates of generation, contractual prices, operating expenses and the weighted average cost of capital reflective of a market participant. These assumptions are considered to be a Level 3 measurement as defined in ASC 820, as they utilize inputs that are not observable in the market.
2019 Acquisitions
Duquesne University District Energy System Acquisition — On May 1, 2019, the Company, through its indirect subsidiary ECP Uptown Campus LLC, acquired the Duquesne University district energy system, totaling 87 combined MWt, located in Pittsburgh, PA. As part of the acquisition, Duquesne University entered into a 40-year Energy Services Agreement through which ECP Uptown Campus LLC will fulfill the university's electricity, chilled water and steam requirements in exchange for monthly capacity payments. The Duquesne University District Energy System operations are reflected in the Company's Thermal segment. The total investment for the project was approximately $107 million.

Carlsbad Drop Down — On December 6, 2019, the Company acquired 100% of GIP's membership interests in CBAD Holdings, LLC, which indirectly owns Carlsbad Energy Center LLC, a 527 MW natural gas fired power project located in Carlsbad, California, or the Carlsbad Drop Down Asset. The project has a 20-year power purchase and tolling agreement with San Diego Gas and Electric Company, which expires in 2038. The purchase price for the Carlsbad Drop Down was $184 million in cash, plus assumption of $803 million in project level financing including non-recourse senior notes, as further described in Note 10, Long-term Debt. The acquisition was funded with proceeds from the Clearway Energy, Inc. equity issuance, as described in Note 12, Stockholders' Equity, as well as borrowings from the Company's revolving credit facility. The Carlsbad acquisition is the result of the Company having elected its option to purchase Carlsbad pursuant to the ROFO agreement, as amended, by and among the Company, CEG and GIP. The Carlsbad operations are reflected in the Company's Conventional segment. The assets and liabilities transferred to the Company relate to interests under common control by GIP and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid and the historical value of the entities' equity was recorded as a distribution to GIP and decreased the balance of its noncontrolling interest. The acquisition was determined to be an asset acquisition and not a business combination, therefore the Company consolidated the financial information for Carlsbad on a prospective basis.
The following is a summary of assets and liabilities transferred in connection with the acquisition as of December 6, 2019:

(In millions)	CBAD Holdings, LLC
Current Assets	$36
Property, plant and equipment, net	572
Intangible assets, net	337
Other non-current assets	51
Total assets	996

Debt(a)	791
Other current and non-current liabilities(b)	56
Total liabilities	847
Net assets acquired	$149

(a) Excludes net debt issuance costs of $12 million.
(b) Other current liabilities and non-current liabilities include a contingent liability of $5 million assumed by the Company during the acquisition.
2018 Acquisitions
UPMC Thermal Project Asset Acquisition — On June 19, 2018, upon reaching substantial completion, the Company acquired from NRG the UPMC Thermal Project for cash consideration of $84 million. In addition, the Company had a payable of $4 million to NRG as of December 31, 2018, $3 million of which was paid in January 2019 upon final completion of the project pursuant to the EPC agreement, and $1 million was paid in January 2020. The project added 73 MWt of thermal equivalent capacity and 7.5 MW of emergency backup electrical capacity to the Company's portfolio. The UPMC Thermal project operations are reflected in the Company's Thermal segment. The acquisition was funded with the proceeds from the sale of the Series E and Series F Notes. The assets transferred to the Company relate to interests under common control by NRG and were recorded at book value in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the purchase price and book value of the assets was recorded as a distribution to NRG and decreased the balance of its noncontrolling interest. The acquisition was determined to be an asset acquisition and not a business combination, therefore the Company consolidated the financial information for UPMC Thermal project on a prospective basis.
Central CA Fuel Cell 1, LLC — On April 18, 2018, the Company acquired the Central CA Fuel Cell 1, LLC project in Tulare, California from FuelCell Energy Finance, Inc. for cash consideration of $11 million. The project added 2.8 MW of thermal capacity to the Company's portfolio, with a 20-year PPA contract with the City of Tulare. The operations of Central CA Fuel Cell are reflected in the Company's Thermal segment.
Buckthorn Solar Drop Down Asset — On March 30, 2018, the Company acquired 100% of NRG's interests in Buckthorn Renewables, LLC, which owns a 154 MW construction-stage utility-scale solar generation project located in Texas, or the Buckthorn Solar Drop Down Asset, for cash consideration of $42 million. The Company also assumed non-recourse debt of $183 million and non-controlling interest of $19 million attributable to the Class A member. The Company converted $132 million of non-recourse debt to a term loan and the remainder of the outstanding debt was paid down with the contribution from the Class A member in the amount of $80 million upon the project reaching substantial completion in May 2018. The purchase price for the Buckthorn Solar Drop Down Asset was funded with cash on hand and borrowings from the Company's revolving credit facility. The assets and liabilities transferred to the Company related to interests under common control by NRG and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid and historical value of the entities' equity was recorded as a distribution to NRG and decreased the balance of its noncontrolling interest. Since the transaction constituted a transfer of net asset under common control, the guidance required retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control. The project sells power under a 25-year PPA to the City of Georgetown, Texas, which commenced in July 2018. The operations of the Buckthorn project are reflected in the Company's Renewables segment.
2020 Dispositions
Sale of RPV Holdco 1 LLC — On May 14, 2020, the Company sold its interests in RPV Holdco 1 LLC to a third party for net proceeds of approximately $75 million. The Company previously accounted for its interest in RPV Holdco 1 LLC as an equity method investment. The sale of the investment resulted in a gain of approximately $49 million.
Sale of Energy Center Dover LLC and Energy Center Smyrna LLC Assets — On March 3, 2020, the Company, through Clearway Thermal LLC, sold 100% of its interests in Energy Center Dover LLC and Energy Center Smyrna LLC to DB Energy Assets, LLC for cash proceeds of approximately $15 million.
2019 Dispositions
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

Note 4 — Property, Plant and Equipment
The Company’s major classes of property, plant, and equipment were as follows:

	December 31, 2020	December 31, 2019	Depreciable Lives
	(In millions)
Facilities and equipment	$9,254	$7,676	2 - 45 Years
Land and improvements	224	173
Construction in progress (a)	62	94
Total property, plant and equipment	9,540	7,943
Accumulated depreciation	(2,323)	(1,880)
Net property, plant and equipment	$7,217	$6,063
(a) As of December 31, 2020 and 2019, construction in progress includes $14 million and $10 million of capital expenditures that relate to prepaid long-term service agreements in the Conventional segment, respectively.

    Depreciation expense related to property, plant and equipment during the years ended December 31, 2020, 2019 and 2018 was $420 million, $395 million and $330 million, respectively. The Company accelerated depreciation of the Pinnacle wind project in connection with the repowering project in 2020, which resulted in additional depreciation expense in the amount of $9 million. The Company accelerated depreciation of the Wildorado Wind and Elbow Creek projects in connection with the repowering project in 2019, which resulted in additional depreciation expense in the amount of $54 million.
The Company recorded long-lived asset impairments during the year ended December 31, 2020 and December 31, 2019, as further described in Note 9, Asset Impairments.

Note 5 — Investments Accounted for by the Equity Method and Variable Interest Entities
Equity Method Investments
The Company's maximum exposure to loss as of December 31, 2020 is limited to its equity investment in the unconsolidated entities, as further summarized in the table below:

Name	Economic Interest	Investment Balance
		(In millions)
Utah Solar Portfolio (a)	50%	$255
Desert Sunlight	25%	244
Agua Caliente Solar(b)	16%	83
GenConn(c)	50%	90
San Juan Mesa	75%	33
Elkhorn Ridge	66.7%	38
Avenal	50%	(2)
		$741
(a) Economic interest based on cash to be distributed. Four Brothers Solar, LLC, Granite Mountain Holdings, LLC and Iron Springs Holdings, LLC are tax equity structures and VIEs. The related allocations are described below.
(b) On February 3, 2021, the Company acquired an additional 35% equity interest in Agua Caliente Solar and following the close of the transaction owns 51% equity interests in Agua Caliente and will remove its equity method investment and consolidate its interest from the date of the acquisition.
(c) GenConn is a variable interest entity.

As of December 31, 2020 and 2019, the Company had $10 million and $138 million respectively, of undistributed earnings from its equity method investments.
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
The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was $481 million as of December 31, 2020.
The following tables present summarized financial information for the Company's equity method investments:

	Year Ended December 31,
	2020	2019	2018
Income Statement Data:	(In millions)
GenConn
Operating revenues	$60	$60	$65
Operating income	26	27	32
Net income	17	17	22
Desert Sunlight
Operating revenues	209	205	208
Operating income	142	123	129
Net income	88	58	84
Other(a)
Operating revenues	299	318	332
Operating income	138	110	126
Net income	$60	$50	$86
		As of December 31,
		2020	2019
Balance Sheet Data:		(In millions)
GenConn
Current assets		$40	$37
Non-current assets		344	342
Current liabilities		17	16
Non-current liabilities		185	176
Desert Sunlight
Current assets		132	209
Non-current assets		1,244	1,296
Current liabilities		71	545
Non-current liabilities		921	484
Other (a)
Current assets		177	279
Non-current assets		2,201	3,412
Current liabilities		114	809
Non-current liabilities		700	500
Redeemable noncontrolling interest		$—	$(1)

(a) Includes Agua Caliente, Elkhorn Ridge, Utah Solar Portfolio, San Juan Mesa, DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3. DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3. were consolidated by the Company during 2020 and are therefore excluded from the summarized balance sheet data as of December 31, 2020.

Variable Interest Entities, or VIEs
Entities that are Consolidated
The Company has a controlling financial interest in certain entities which have been identified as VIEs under ASC 810, Consolidations, or ASC 810. These arrangements are primarily related to tax equity arrangements entered into with third parties in order to monetize certain tax credits associated with wind and solar facilities and are further described below.
DGPV Holdco 3 Consolidation — DGPV Holdco 3 LLC or DGPV Holdco 3 owned approximately 113 MW of Distributed Solar capacity, based on cash to be distributed, with a weighted average remaining contract life of approximately 21 years. On May 29, 2020, the final construction projects for DGPV Holdco 3 were placed in service which resulted in a reconsideration event for consolidation of the entity. Upon the reconsideration event, the Company determined that it was the primary beneficiary of DGPV Holdco 3, as it is entitled to 99% of allocations of income and cash distributions from the entity. As such, effective on May 29, 2020, the Company consolidates DGPV Holdco 3, and records the interest owned by CEG as noncontrolling interest. DGPV Holdco 3 owns an interest in two tax equity funds with tax equity investors, both of which are consolidated by DGPV Holdco 3, and the interests owned by the tax equity investors are shown as noncontrolling interests. The Company removed its equity method investment in DGPV Holdco 3 of $155 million as of May 29, 2020 and recorded the difference between the net assets consolidated and the investment balance as a reduction to noncontrolling interests. The Company acquired CEG's interest in DGPV Holdco 3 on November 2, 2020 as further described in Note 3, Acquisitions and Dispositions and below.
Prior to the reconsideration event described above, the Company invested $10 million of cash in DGPV Holdco 3 during the first half of 2020.
DGPV Tax Equity Funds — As described in Note 3, Acquisitions and Dispositions, on November 2, 2020, the Company acquired the Class B membership interests in DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3, or the DGPV Holdco Entities, from Renew DG Holdings LLC, a subsidiary of CEG. The Company previously held the Class A membership interests in the DGPV Holdco Entities and accounted for its interests in DGPV Holdco 1 and DGPV Holdco 2 as equity method investments, while DGPV Holdco 3 was consolidated by the Company effective May 29, 2020 as further described above. Concurrent with the acquisition, the Company transferred its interests to DG-CS Master Borrower LLC. Effective with the acquisition of the Class B membership interests of the DGPV Holdco Entities, the Company consolidates all of the DGPV Holdco Entities, including DG-CS Master Borrower LLC, and its subsidiaries, which consist of seven projects including six tax equity funds that collectively own approximately 172 distributed solar projects with a combined 286 MW of capacity. Each of the six tax equity funds is a VIE, where the Company is the primary beneficiary and consolidates the fund, with the tax equity investor's interest shown as noncontrolling interest or redeemable noncontrolling interest. The Company utilizes the HLBV method to determine its share of the income or losses in the investees. The Company removed its equity method investments in DGPV Holdco 1 and DGPV Holdco 2 of $144 million as of November 2, 2020 and recorded the difference between the net assets consolidated and the investment balance as a reduction to noncontrolling interests.
Langford Tax Equity Partnership, LLC — As described in Note 3, Acquisitions and Dispositions, on November 20, 2020, the Company acquired 100% of the Class B membership interest in Langford Holding LLC from CEG for $55 million as well as 100% of the Class A membership interests in Langford Holding LLC from a third party investor for $9 million. Langford Holding LLC owns 100% of the membership interests in Langford Class B Holdco LLC, which owns 100% of the Class B interest in Langford Tax Equity Partnership LLC, which indirectly owns 100% of the interest in a 160 MW wind project. Langford Tax Equity Partnership LLC is a variable interest entity. The Company is the primary beneficiary, through its position as managing member, and indirectly consolidates Langford Tax Equity Partnership LLC, through Langford Class B Holdco LLC. The Class A member is a tax equity investor whose interest is reflected as noncontrolling interest on the Company's consolidated balance sheet. The project achieved repowering COD in November 2020. The Company utilizes the HLBV method for income or loss allocation to the tax equity investor's noncontrolling interest.
Lighthouse Partnership Arrangements
Lighthouse Renewable Holdco LLC — As described in Note 3, Acquisitions and Dispositions, on September 1, 2020, the Company, through its indirect subsidiary Lighthouse Renewable Class A LLC, acquired the Class A membership interests in Lighthouse Renewable Holdco LLC (formerly Mesquite Star Pledgor LLC) from Clearway Renew LLC, a subsidiary of CEG. Lighthouse Renewable Holdco LLC is a VIE and at the time of the acquisition the Company was not the primary beneficiary. Accordingly, the Company recorded the acquired interest as an equity method investment.
On December 21, 2020, CEG sold its Class B membership interest in Lighthouse Renewable Holdco LLC to a third-party investor which resulted in a reconsideration event for consolidation of the entity. Upon the reconsideration event, the Company determined that it was the primary beneficiary of Lighthouse Renewable Holdco LLC. As such, effective on

December 21, 2020, the Company consolidates Lighthouse Renewable Holdco LLC, and shows the Class B interests owned by the third party investor as noncontrolling interests on the Company’s consolidated balance sheet. Through its Class A membership interests, the Company receives 50.01% of income and distributable cash. In addition, Lighthouse Renewable Holdco LLC holds the Class B interests in a tax equity fund, Mesquite Star Tax Equity Holdco LLC, that holds the Mesquite Star project. The tax equity investor's interest is shown as noncontrolling interest. The HLBV method is utilized to allocate the income or losses of Mesquite Star Tax Equity Holdco LLC.
Rosie TargetCo LLC — As described in Note 3, Acquisitions and Dispositions, on December 21, 2020, the Company acquired 100% of CEG's Class A membership interests of Rosie TargetCo LLC which owns 100% interest in Rosie Class B LLC, which in turn owns 100% of the Class B membership interest of Rosie TE Holdco LLC. The Company consolidates Rosie TargetCo LLC as a VIE as the Company is the primary beneficiary, through its role as managing member. The Class B membership interest of Rosie TargetCo LLC is owned by a third-party investor and is reflected as noncontrolling interest on the Company’s consolidated balance sheet. Through its Class A membership interests in Rosie TargetCo LLC, the Company receives 50% of income and distributable cash. Rosie TargetCo indirectly consolidates Rosie TE Holdco LLC, which is also a VIE. The tax equity investor's interest is shown as noncontrolling interest. The HLBV method is utilized to allocate the income or losses of Rosie TE Holdco LLC.
Yield Protection Agreement — In connection with the Lighthouse Partnership Agreements, the Company entered into an agreement which provides for a reallocation of cash distributions to the third-party investor in order to ensure that the investor achieves a target return. The agreement provides for the reallocation of up to 80% of cash distributed to the Company's Class A members beginning after the 15th year of the arrangement. The Company is accounting for this agreement as a guarantee and has recorded the fair value of its estimated liability under the arrangement of $15 million as a non-current liability with a corresponding offset to additional paid-in capital.
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
Upon reaching COD in November of 2019, the Kawailoa Solar project's fixed assets were placed in service and began to depreciate. On December 22, 2019, Kawailoa Solar Holdings LLC, a tax equity fund, received its final equity contribution of $61 million. The proceeds were utilized to repay the ITC bridge loan in the amount of $57 million, and the construction debt was converted to term debt (and upsized, with an additional $5 million drawn). Distributions were paid to the third-party investor and Clearway Renew LLC, funded by the excess of the tax equity investment and the term loan upsizing above the amount of the bridge loan repayment and related fees. On December 27, 2019, the Company made its substantial completion contribution of $7 million into the Kawailoa Partnership, which was also utilized to make a distribution to Clearway Renew LLC. In addition, the Company started applying HLBV to allocate income attributable to the tax equity investor during the fourth quarter of 2019.
Oahu Partnership — On August 31, 2018, the Company entered into an agreement with Clearway Renew LLC, a subsidiary of CEG, to acquire the Class A membership interests in the Zephyr Oahu Partnership LLC, or Oahu Partnership, for $20 million in cash consideration. The purpose of the partnership is to own, finance, operate, and maintain the Oahu Solar projects, which consist of Lanikuhana and Waipio, utility-scale solar generation projects with rated capacity of 15 MW and 46 MW, respectively, the indirect subsidiaries of the Oahu Partnership, located in Oahu, Hawaii. The Oahu Solar projects are contracted to sell power under a 22-year PPA with HECO. The Oahu Partnership consolidates the Oahu Solar projects through its controlling majority interest. On March 8, 2019, the Company made an initial capital contribution of $4 million, which represents 20% of its total anticipated capital contributions. The Company also assumed non-recourse debt of $143 million, as further described in Note 10, Long-term Debt, and $18 million of non-controlling interest attributable to a tax equity investor's initial contribution. Effective March 8, 2019, the Company, as a Class A member, is the primary beneficiary through its position as managing member and consolidates Oahu Partnership. Allocations of income and taxable items are equal to the distributions of available cash, which is currently 95% to the Company and 5% to Clearway Renew LLC. The Company's acquisition of the Class A membership interests in the Oahu Partnership was accounted for as a transfer of assets under common control and was recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid and payable recorded and the historical value of the assets was recorded as a contribution from CEG and increased the balance of its noncontrolling interest.
Upon reaching COD in September 2019, the Oahu Solar projects' fixed assets were placed in service and began to depreciate. On November 12, 2019, the tax equity investor made its final tax-equity contribution of $71 million and the proceeds were utilized to repay the related ITC bridge loan in the amount of $67 million, and the construction loan was converted to term debt. The Company paid the remaining 80% of the equity commitment in the amount of $16 million to Clearway Renew LLC when the Oahu Solar projects reached certain milestones in December 2019. In addition, the Company started applying HLBV to allocate income attributable to the tax equity investor during the third quarter of 2019.
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
On June 14, 2019, Repowering Partnership LLC was replaced with Repowering Partnership II LLC as the owner of the Elbow Creek and Wildorado Wind projects, as well as Repowering Partnership Holdco LLC, which concurrently entered into a financing agreement for construction debt commitment totaling $352 million, as further described in Note 10, Long-term Debt.
Repowering of the Elbow Creek project was completed and on November 26, 2019, a third party tax equity investor purchased 100% of the Class A membership interests in Elbow Creek Repowering Tax Equity Holdco LLC, or Elbow TE Holdco for $89 million pursuant to a membership interest purchase agreement dated June 14, 2019. The Company also contributed $4 million. In connection with the completion of the Elbow Creek repowering, the construction loan of $93 million was repaid with the proceeds from the combined proceeds from the tax equity investor and the Company. The Company began applying HLBV during the fourth quarter to allocate income between the partners of Elbow TE Holdco. In connection with the closing, the allocations of income at Repowering Partnership II LLC (which indirectly consolidates both projects) changed to 59.63% for Wind TE Holdco LLC (the Company member) and 40.37% for CWSP Wildorado Elbow Holding LLC (the CEG member). In addition, approximately half of the repowered Wildorado equipment was placed in service in December 2019, with the remaining equipment being placed in service in January of 2020. In connection with repowering of the projects, the Company revised the remaining useful life of the property, plant and equipment that was replaced, resulting in additional expense of $54 million during the year ended December 31, 2019 related to accelerated depreciation.
On February 7, 2020, a third party tax equity investor purchased 100% of the Class A membership interests in Wildorado TE Holdco, for $148 million. In addition, the Company contributed $112 million to Wildorado TE Holdco. The combined proceeds were used to repay construction debt under the Repowering Partnership Holdco credit agreement, as described in Note 10, Long-term Debt. The third party tax equity investor, or Wildorado Investor, will receive 99% of allocations of taxable income and other items until the Wildorado Investor obtains a specified return on its initial investment, or the last day of the PTC period, whichever occurs sooner. At such time, the allocations to the Wildorado Investor will change to 5%. Until such time, the Wildorado Investor will receive a variable percentage of cash distributions. Wildorado TE Holdco is a VIE and the Repowering Partnership II LLC is the primary beneficiary through its position as managing member. As a result, the Company consolidates Wildorado TE Holdco, with the Wildorado Investor's interest shown as noncontrolling interest. In connection with the Wildorado TE Holdco closing, the allocations of income at Repowering Partnership II LLC changed to 60.14% for Wind TE Holdco LLC (the Company member) and 39.86% for CWSP Wildorado Elbow Holding LLC (the CEG member).
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
Buckthorn Renewables, LLC — On March 30, 2018, the Company acquired 100% of NRG’s interest in a 154 MW construction-stage utility-scale solar generation project, Buckthorn Renewables, LLC, which owns 100% interest in Buckthorn Solar Portfolio, LLC, which in turn owns 100% of the Class B membership interests in Buckthorn Holdings, LLC. Buckthorn Holdings, LLC is a tax equity fund, which is a variable interest entity that is consolidated by Buckthorn Solar Portfolio, LLC. The Company is the primary beneficiary, through its position as managing member, and indirectly consolidates Buckthorn Holdings, LLC through Buckthorn Solar Portfolio, LLC. The Class A member is a tax equity investor who made its initial contribution of $19 million on March 30, 2018, which is reflected as noncontrolling interest on the Company’s consolidated balance sheet. The project achieved substantial completion in May 2018, at which time the remaining tax equity contributions of $80 million were funded. The Company utilizes the HLBV method for income or loss allocation to the tax equity investor's noncontrolling interest.
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

Summarized financial information for the Company's consolidated VIEs consisted of the following as of December 31, 2020:

(In millions)	Oahu Solar Partnership	Kawailoa Partnership	Wildorado TE Holdco	DGPV Funds(a)	Lighthouse Renewable Holdco LLC	Rosie TargetCo LLC	Langford TE Partnership LLC	Alta TE Holdco	Buckthorn Renewables, LLC	Other (b)
Other current and non-current assets	$23	$21	$14	$105	$48	$40	$15	$56	$2	$21
Property, plant and equipment	179	141	240	778	444	258	138	356	210	184
Intangible assets	—	—	—	2	—	—	2	225	—	1
Total assets	202	162	254	885	492	298	155	637	212	206
Current and non-current liabilities	122	111	11	77	82	118	18	44	9	33
Total liabilities	122	111	11	77	82	118	18	44	9	33
Noncontrolling interest	14	31	123	4	347	150	108	33	58	99
Net assets less noncontrolling interests	$66	$20	$120	$804	$63	$30	$29	$560	$145	$74
(a) DGPV Funds is comprised of DGPV Fund 2 LLC, Clearway & EFS Distributed Solar LLC, DGPV Fund 4 LLC, Golden Puma Fund LLC, Renew Solar CS4 Fund LLC and Chestnut Fund LLC
(b) Other is comprised of Crosswinds, Hardin, Elbow Creek Holdco and Spring Canyon projects
Entities that are not Consolidated
The Company has interests in entities that are considered VIEs under ASC 810, Consolidation, but for which it is not considered the primary beneficiary.  The Company accounts for its interests in these entities under the equity method of accounting.
Utah Solar Portfolio Assets — The company acquired 100% of the Class A equity interests in the Utah Solar Portfolio from NRG. The portfolio comprised of Four Brothers Solar, LLC, Granite Mountain Holdings, LLC, and Iron Springs Holdings, LLC. The Class B interests of the Utah Solar Portfolio are owned by a tax equity investor, or TE Investor, who receives 99% of allocations of taxable income and other items until the flip point, which occurs on the last day of the calendar month on which the Class B member does not have an agreed upon adjusted capital account deficit, but not prior to the 10th day after the five year anniversary of the last project to achieve its placed in service date, at which time the allocations to the TE Investor change to 50%. The Company generally receives 50% of distributable cash throughout the term of the tax-equity arrangements. The three entities comprising the Utah Solar Portfolio are VIEs. As the Company is not the primary beneficiary, the Company uses the equity method of accounting to account for its interests in the Utah Solar Portfolio. The Company utilizes the HLBV method to determine its share of the income or losses in the investees.

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
The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of December 31, 2020		As of December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Liabilities:
Long-term debt, including current portion (a)	$7,048	$7,020	$6,858	$6,957
(a) Excludes net debt issuance costs, which are recorded as a reduction to long-term debt on the Company's consolidated balance sheets.

The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of December 31, 2020 and 2019:

	As of December 31, 2020		As of December 31, 2019
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$1,905	$5,115	$1,736	$5,221
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2020	As of December 31, 2020	As of December 31, 2019	As of December 31, 2019
	Fair Value	Fair Value (a)	Fair Value (a)	Fair Value (a)
(In millions)	Level 2	Level 3	Level 2	Level 3
Derivative assets
Interest rate contracts	$1	$—	$—	$—
Other financial instruments (b)	—	29	—	—
Total assets	$1	$29	$—	$—
Derivative liabilities
Commodity contracts	$—	$44	$—	$9
Interest rate contracts	129	—	83	—
Total liabilities	$129	$44	$83	$9
(a) There were no derivative assets classified as Level 1, or Level 3 and no liabilities classified as Level 1 as of December 31, 2020 and no derivative assets classified as Level 1, Level 2 or Level 3 and no liabilities classified as Level 1 as of December 31, 2019.
(b) SREC contract acquired on November 2, 2020.

The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the condensed consolidated financial statements using significant unobservable inputs:

	Year ended December 31,
	2020	2019
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(9)	$—
Total losses for the period included in earnings	—	(3)
Purchases	(6)	(6)
Ending balance	$(15)	$(9)
Change in unrealized losses included in earnings for derivatives held as of December 31,	$1	$(3)

Derivative and Financial Instruments Fair Value Measurements
The Company's contracts are non-exchange-traded and valued using prices provided by external sources. For the Company’s energy contracts, management uses quoted observable forward prices. To the extent that observable forward prices are not available, the quoted prices reflect the average of the forward prices from the prior year, adjusted for inflation. As of December 31, 2020, contracts valued with prices provided by models and other valuation techniques make up 25% of derivative liabilities and 100% of other financial instruments.
The Company’s significant positions classified as Level 3 include physical power executed in illiquid markets. The significant unobservable inputs used in developing fair value include illiquid power tenors and location pricing, which is derived by extrapolating pricing and as a basis to liquid locations. The tenor pricing and basis spread are based on observable market data when available or derived from historic prices and forward market prices from similar observable markets when not available.
The following table quantifies the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of December 31, 2020:

	December 31, 2020
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
(In millions)
Power Contracts	$—	$(44)	Discounted Cash Flow	Forward Market Price (per MWh)	$8.64	$42.37	$17.93
Other Financial Instruments	$29	—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	80,872 MWh	131,374 MWh	126,063 MWh

The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of December 31, 2020:

Significant Observable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
Forecast Generation Level	Sell	Increase/(Decrease)	Higher/(Lower)

The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the Net Exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the Net Exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of December 31, 2020, the non-performance reserve was a $6 million gain recorded primarily to interest expense in the consolidated statement of operations. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
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
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. As of December 31, 2020, the Company had interest rate derivative instruments on non-recourse debt extending through 2044, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.

Energy Related Commodities
As of December 31, 2020, the Company had energy-related derivative instruments extending through 2032. At December 31, 2020, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company's open derivative transactions broken out by commodity as of December 31, 2020 and 2019:

		Total Volume
		December 31, 2020	December 31, 2019
Commodity	Units	(In millions)
Natural Gas	MMBtu	1	2
Power	MWh	(8)	(2)
Interest	Dollars	$1,600	$1,788
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets (a)	Derivative Liabilities
	December 31, 2020	December 31, 2020	December 31, 2019
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$8	$3
Interest rate contracts long-term	—	15	11
Total Derivatives Designated as Cash Flow Hedges	$—	$23	$14
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	—	25	13
Interest rate contracts long-term	1	81	56
Commodity contracts current	—	5	—
Commodity contracts long-term	—	39	9
Total Derivatives Not Designated as Cash Flow Hedges	1	150	78
Total Derivatives	$1	$173	$92
(a)There were no derivative assets as of December 31, 2019.

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of December 31, 2020 and 2019, there was no outstanding collateral paid or received. The following tables summarize the offsetting of derivatives by counterparty master agreement level:

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2020	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts	(In millions)
Derivative liabilities	(44)	—	(44)
Total commodity contracts	(44)	—	(44)
Interest rate contracts
Derivative assets	$1	$—	$1
Derivative liabilities	(129)	—	(129)
Total interest rate contracts	(128)	—	(128)
Total derivative instruments	$(172)	$—	$(172)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2019	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts	(In millions)
Derivative liabilities	(9)	(1)	(10)
Total commodity contracts	(9)	(1)	(10)
Interest rate contracts
Derivative liabilities	(83)	1	(82)
Total interest rate contracts	(83)	1	(82)
Total derivative instruments	$(92)	$—	$(92)
Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Year ended December 31,
	2020	2019	2018
	(In millions)
Accumulated OCL beginning balance	$(31)	$(38)	$(60)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	8	16	14
Mark-to-market of cash flow hedge accounting contracts	(7)	(9)	8
Accumulated OCL ending balance, net of income tax benefit of $5, $6 and $7, respectively	$(30)	$(31)	$(38)
Accumulated OCL attributable to noncontrolling interests	(16)	(16)	(20)
Accumulated OCL attributable to Clearway Energy, Inc.	$(14)	$(15)	$(18)
Losses expected to be realized from OCL during the next 12 months, net of income tax benefit of $4	$(9)
Amounts reclassified from accumulated OCL into income are recorded to interest expense.
Impact of Derivative Instruments on the Statements of Income
The Company has interest rate derivative instruments that are not designated as cash flow hedges. The effect of interest rate hedges is recorded to interest expense. For the years ended December 31, 2020, 2019 and 2018 the impact to the consolidated statements of income was a loss of $38 million, a loss of $65 million and a gain of $15 million, respectively.
The Company has long-term power hedge derivatives, for which changes in fair value are recorded in operating income. For the years ended December 31, 2020 and 2019 the impact to the consolidated statements of income was a loss of $4 million and a loss of $9 million, respectively. There were no long-term power hedge derivatives outstanding during 2018.
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
Note 8 — Intangible Assets
Intangible Assets — The Company's intangible assets as of December 31, 2020 and 2019 primarily reflect intangible assets established from its business acquisitions and are comprised of the following:
•PPAs — Established predominantly with the acquisitions of the Alta Wind Portfolio, Walnut Creek, Tapestry, Laredo Ridge and Carlsbad Energy Center. These represent the fair value of the PPAs acquired. These are amortized on a straight-line basis, over the term of the PPA.
•Leasehold Rights — Established with the acquisition of the Alta Wind Portfolio, this represents the fair value of contractual rights to receive royalty payments equal to a percentage of PPA revenue from certain projects. These are amortized as a reduction to operating revenue on a straight-line basis over the term of the PPAs.
•Customer relationships — Established with the acquisition of Energy Center Omaha and Energy Center Phoenix, these intangibles represent the fair value at the acquisition date of the businesses' customer base. The customer relationships related to Energy Center Omaha are amortized as a reduction to operating revenue, which approximates the expected discounted future net cash flows by year.
•Customer contracts — Established with the acquisition of Energy Center Phoenix, these intangibles represent the fair value at the acquisition date of contracts that primarily provide chilled water, steam and electricity to its customers. These contracts are amortized to revenues based on expected volumes.
•Emission Allowances — These intangibles primarily consist of SO2 and NOx emission allowances established with the El Segundo, Walnut Creek and Carlsbad Energy Center acquisitions. These emission allowances are held-for-use and are amortized to cost of operations, with NOx allowances amortized on a straight-line basis and SO2 allowances amortized based on units of production.
•Other — Consists of a) the acquisition date fair value of the contractual rights to a ground lease for South Trent and to utilize certain interconnection facilities for Blythe, as well as land rights acquired in connection with the acquisition of Elbow Creek and Langford Wind and b) development rights related to certain solar businesses acquired in 2010 and 2011.
The following tables summarize the components of intangible assets subject to amortization:

Year ended December 31, 2020	PPAs	Leasehold Rights	Customer Relationships	Customer Contracts	Emission Allowances	Other	Total
(In millions)
January 1, 2020	$1,630	$86	$66	$15	$17	$8	$1,822
Consolidation of DGPV Holdco Entities	23	—	—	—	—	—	23
Other	8	—	—	—	—	4	12
December 31, 2020	$1,661	$86	$66	$15	$17	$12	$1,857
Less accumulated amortization	(431)	(26)	(11)	(11)	(3)	(5)	(487)
Net carrying amount	$1,230	$60	$55	$4	$14	$7	$1,370

Year ended December 31, 2019	PPAs	Leasehold Rights	Customer Relationships	Customer Contracts	Emission Allowances	Other	Total
(In millions)
January 1, 2019	$1,280	$86	$66	$15	$9	$8	$1,464
Acquisition of Carlsbad	350	—	—	—	8	—	358
December 31, 2019	$1,630	$86	$66	$15	$17	$8	$1,822
Less accumulated amortization	(347)	(22)	(9)	(10)	(2)	(4)	(394)
Net carrying amount	$1,283	$64	$57	$5	$15	$4	$1,428

The Company recorded amortization expense of $91 million during the year ended December 31, 2020, $73 million for the year ended December 31, 2019 and $71 million for the year ended December 31, 2018. Of these amounts, $88 million for the year ended December 31, 2020 and $72 million for the year ended December 31, 2019 and $70 million for the year ended December 31, 2018, were recorded to contract amortization expense and reduced operating revenues in the consolidated statements of operations. The Company estimates the future amortization expense for its intangibles for the next five years as follows:

(In millions)

2021	$91
2022	91
2023	88
2024	85
2025	$84

Note 9 — Asset Impairments
2020 Impairment Losses
During the fourth quarter of 2020 in the preparation and review of its annual budget, the Company updated its long-term estimates of operating and capital expenditures and revised its assessment of long-term merchant power prices which was primarily informed by present conditions and does not contemplate future policy changes, which could impact renewable energy power prices. As a result, the Company updated its estimated future cash flows and determined that the future cash flows for several wind projects within the Renewables segment no longer supported the recoverability of the related long-lived asset. As such, the Company recorded an impairment loss of $24 million, which primarily relates to property, plant, and equipment to reflect the assets at fair market value. The fair value of the facilities were determined using an income approach by applying a discounted cash flow methodology to the long-term budgets for each respective plant. The income approach included key inputs such as forecasted merchant power prices, operations and maintenance expense, and discount rates. The resulting fair value is a Level 3 fair value measurement.
Additionally, during the fourth quarter of 2020, as the Company updated its estimated cash flows in connection with the preparation and review of the Company's annual budget, the Company determined that there was a significant decrease in the estimated future cash flows for its equity method investment in San Juan Mesa, a facility in the Renewables segment located in Elida, New Mexico. The decrease in the forecasted cash flows which is primarily driven by a decline in forecasted revenue in future merchant periods, is significant enough to be considered an indication of a decline in value of the investment that is not temporary. The Company concluded there was an other-than-temporary impairment of its investment and recorded an impairment loss of $8 million to reflect the investment at fair market value. The resulting fair value is a Level 3 fair value measurement.

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
Additionally, during the fourth quarter of 2019, as a result of the preparation and review of its annual budget and assessment of long-term merchant power prices, the Company updated its estimated future cash flows and determined that the future cash flows for several wind projects within the Renewables segment no longer supported the recoverability of the related long-lived asset. As such, the Company recorded an impairment loss of $14 million to reflect the assets at fair market value. The fair value of the facilities was determined using an income approach by applying a discounted cash flow methodology to the long-term budgets for each respective plant. The income approach included key inputs such as forecasted merchant power prices, operations and maintenance expense, and discount rates. The resulting fair value is a Level 3 fair value measurement.

Note 10 — Long-term Debt
The Company's borrowings, including short term and long term portions consisted of the following:

	December 31, 2020	December 31, 2019	Interest rate % (a)	Letters of Credit Outstanding at December 31, 2020
	(In millions, except rates)
2020 Convertible Notes	—	45	3.250
2024 Senior Notes	—	88	5.375
2025 Senior Notes	600	600	5.750
2026 Senior Notes	350	350	5.000
2028 Senior Notes	850	600	4.750
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2023 (b)	—	—	L+1.50	$66
Project-level debt:
Alpine, due 2022(e)	—	119	L+2.00	—
Alta Wind I-V lease financing arrangements, due 2034 and 2035	800	844	5.696- 7.015	44
Alta Wind Asset Management LLC, due 2031	14	15	L+2.50	—
Alta Wind Realty Investments LLC, due 2031	25	27	7.000	—
Borrego, due 2024 and 2038	57	60	Various	4
Buckthorn Solar, due 2025	126	129	L+1.750	22
Carlsbad Holdco, due 2038	210	216	4.210	4
Carlsbad Energy Holdings LLC, due 2027	156	175	L+1.625	63
Carlsbad Energy Holdings LLC, due 2038	407	407	4.120	—
CVSR, due 2037	675	696	2.339 - 3.775	—
CVSR Holdco Notes, due 2037	176	182	4.680	13
DG-CS Master Borrower LLC, due 2040	467	—	3.510	30
Duquesne, due 2059	95	95	4.620	—
El Segundo Energy Center, due 2023	250	303	L+1.875 - L+2.500	138
Energy Center Minneapolis Series D, E, F, G, H Notes, due 2025-2037	327	328	various	—
Laredo Ridge, due 2028	78	84	L+2.125	10
Kawailoa Solar Portfolio LLC, due 2026	81	82	L+1.375	14
Marsh Landing, due 2023	146	206	L+2.125	27
NIMH Solar, due 2024	191	—	L+2.00	11
Oahu Solar Holdings LLC, due 2026	89	91	L+1.375	10
Repowering Partnership Holdco LLC, due 2020	—	228	L+0.85	—
Rosie Class B LLC, due 2027	80	—	L+1.75	19
Tapestry, due 2031	143	156	L+1.375	17
Utah Solar Holdings, due 2036	290	—	3.590	11
Utah Solar Portfolio, due 2022	—	254	L+1.625	—
Walnut Creek, due 2023	126	175	L+1.75	73
WCEP Holdings, LLC, due 2023	35	39	L+3.00	—
Other(c)	199	264	various	50
Subtotal project-level debt	5,243	5,175
Total debt	7,043	6,858
Less current maturities	(384)	(1,824)
Less net debt issuance costs	(79)	(78)
Add premiums (d)	5	—
Total long-term debt	$6,585	$4,956
(a) As of December 31, 2020, L+ equals 3 month LIBOR plus x%, except Rosie Class B, due 2027 where L+ equals 1 month LIBOR plus x%
(b) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement
(c) December 31, 2019 includes Blythe and Roadrunner debt outstanding of $14 million and $28 million, respectively which were transferred to NIMH in the third quarter of 2020, as described below
(d) Premiums relate to the 2028 Senior Notes

The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of December 31, 2020, the Company was in compliance with all of the required principal, interest, sinking fund and redemption covenants.

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
As of December 31, 2020, the Company had no outstanding borrowings under the revolving credit facility and $66 million in letters of credit outstanding. During the year ended December 31, 2020, the Company borrowed $265 million under the revolving credit facility, and subsequently repaid $265 million utilizing the proceeds from the issuance of additional 2028 Senior Notes, as described below, and cash on hand. The Company had $195 million outstanding under the revolving credit facility and a total of $70 million in letters of credit outstanding as of February 26, 2021.
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
On December 11, 2019, the Company completed the sale of $600 million aggregate principal amount of the Senior Notes due 2028. The proceeds from the 2028 Senior Notes were partially used to repay the 2024 Senior Notes, as further described below.
2020 Convertible Notes
The 2020 Convertible Notes matured on June 1, 2020 and the Company repaid the outstanding principal amount of $45 million. The repayment was funded by the issuance of the 2028 Senior Notes.
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
2019 Convertible Notes
The 2019 Convertible Notes matured on February 1, 2019 and the Company paid off the remaining balance of an aggregate principal amount of $170 million. In January 2019, the Company repurchased an aggregate principal amount of $50 million of the 2019 Convertible Notes in open market transactions. The Company repurchased an aggregate principal amount of $125 million of the 2019 Convertible Notes during 2018.
Project level Debt
PG&E Bankruptcy
On July 1, 2020, PG&E emerged from bankruptcy and assumed the Company's contracts without modification. In addition, PG&E paid to the Company's applicable projects the portion of the invoices corresponding to the electricity delivered between January 1 and January 28, 2019. These invoices related to the pre-petition period services and any payment therefore required the approval of the Bankruptcy Court. Subsequent to PG&E's emergence from bankruptcy, the Company entered into waiver agreements with the lenders to the respective financing agreements related to the PG&E Bankruptcy.
Rosamond Central (Rosie Class B LLC)
On December 21, 2020 as part of the acquisition of Rosie TargetCo LLC, as further descried in Note 3, Acquisitions and Dispositions, the Company assumed the Amended and Restated Financing Agreement, which provided for a construction loan of up to $91 million, a cash equity bridge loan of up to $24 million and an investment tax credit loan of up to $132 million.
On December 31, 2020, Rosie Class B, LLC converted the construction loan to a $80 million term loan and repaid the investment tax credit loan of $130 million, utilizing tax equity funding. The term loan bears annual interest at a rate of LIBOR plus an applicable margin, which is 1.75% per annum through the third anniversary of the term conversion, and 2.00% per annum thereafter through the maturity date of December 31, 2027. In addition, Rosie Class B LLC is party to several letter of credit facility agreements, not to exceed $23 million. As of December 31, 2020, a total of $19 million in letters of credit were outstanding.
Repowering Partnership Holdco LLC, due 2020
On June 14, 2019, as part of the Repowering Partnership, the Company entered into a financing agreement for non-recourse debt for a total commitment amount of $352 million related to the construction for the repowering activities at Wildorado and Elbow Creek. The debt consisted of a construction loan at an interest rate of LIBOR plus 0.85%.  The Company borrowings were utilized to repay $109 million of the outstanding balance, including accrued interest, under the Viento financing agreement, to reimburse Clearway Renew LLC for previous contributions into the Repowering Partnership and pay construction invoices.   On November 26, 2019, the construction loan of $93 million related to the repowering activities at Elbow Creek was repaid with the proceeds from the tax equity investor.  On February 7, 2020, the construction loan of $260 million related to the repowering activities at Wildorado was repaid with the proceeds from the tax equity investor.
Consolidation of DGPV Holdco 3
Upon consolidation of DGPV Holdco 3, as described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, the Company consolidates additional non-recourse debt for certain subsidiaries as further described below.
Renew CS4 Borrower LLC, or CS4 Borrower, a consolidated subsidiary of DGPV Holdco 3, is party to a credit agreement for construction loans up to $97 million, an investment tax credit bridge loan, or ITC bridge loan, for up to $90 million and letter of credit facilities up to $5 million. The construction loan and the ITC bridge loan both have an interest rate of LIBOR plus an applicable margin of 2.00% per annum. As of June 30, 2020, all construction loans were converted to term loans and the ITC bridge loans were repaid in connection with tax equity funding. The term loan was repaid on November 2, 2020 with the proceeds of the term loan issued by DG-CS Master Borrower LLC, as described below.

Chestnut Borrower LLC, a consolidated subsidiary of DGPV Holdco 3, is party to a credit agreement for term loans of up to $120 million and letters of credit of up to $8 million. The loans were repaid on November 2, 2020 with the proceeds of the term loan issued by DG-CS Master Borrower LLC, as described below

DG-CS Master Borrower LLC
On November 2, 2020, DG-CS Master Borrower LLC, a wholly owned subsidiary of Clearway Energy Operating LLC, entered into a financing arrangement, which included the issuance of a $467 million term loan, as well as $30 million in letters of credit in support of debt service. The term loan bears interest at 3.51% and mature on September 30, 2040. The proceeds from the loan were utilized to repay existing project-level debt outstanding for Chestnut Borrower LLC, Renew Solar CS 4 Borrower LLC, DGPV 4 Borrower LLC and Puma Class B LLC of $107 million, $102 million, $92 million and $73 million, respectively and unwind related interest rate swaps in the amount of $42 million. The remaining proceeds were utilized to pay related fees and expenses and in part to acquire the Class B membership interests in the DGPV Holdco Entities and an SREC contract from CEG as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. Concurrent with the refinancing, the projects were transferred under DG-CS Master Borrower LLC and the obligations under the financing arrangement are supported by the Company's interest in the projects.

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
NIMH Solar LLC
On September 30, 2020, the Alpine, Blythe and Roadrunner projects were transferred under NIMH Solar LLC, a wholly owned subsidiary of Clearway Energy Operating LLC. Concurrently, total project-level debt outstanding for Alpine, Blythe and Roadrunner of $158 million was assigned to NIMH Solar LLC. The consolidated facility was amended to a term loan for $193 million, as well as $16 million in letters of credit in support of debt service and project obligations. The term loan bears annual interest rate of LIBOR, plus an applicable margin, which is 2.00% per annum through the third anniversary of closing, and 2.125% per annum thereafter through the maturity date in September 2024. As a result of the amendment the Company received $35 million which was utilized to pay related fees and expenses and along with existing project level cash, provided a distribution to Clearway Energy Operating LLC of $45 million. The obligations under the financing arrangement are supported by the Company’s interests in the projects.

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
Oahu Solar Holdings LLC
    Due to the Company consolidating the Oahu Partnership, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, the Company assumed non-recourse debt of $143 million related to Oahu Solar Holdings, LLC. The debt consists of a construction loan and an ITC bridge loan with a total commitment amount of $162 million, both at an interest rate of LIBOR plus 1.375%. On November 13, 2019, $90 million of non-recourse debt was converted to a term loan with an expected maturity of November 2026, and the remainder of the non-recourse debt was repaid with the final contribution from the tax equity investor of $67 million upon the project reaching substantial completion. Interest on the term loan is payable quarterly in arrears.

Kawailoa Solar Portfolio LLC
Due to the Company consolidating the Kawailoa Partnership, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, the Company assumed non-recourse debt of $120 million related to Kawailoa Solar Portfolio, LLC. The debt consists of a construction loan and an ITC bridge loan, with a total commitment amount of $137 million both at an interest rate of LIBOR plus 1.375%.  On December 23, 2019, $82 million of non-recourse debt was converted to a term loan with an expected maturity of December 2026, and the remainder of the non-recourse debt was repaid with the final contribution from the tax equity investor of $57 million upon the project reaching substantial completion.  Interest on the term loan is payable quarterly in arrears.
South Trent Refinancing
On June 14, 2019, the Company, through South Trent Wind LLC, refinanced $49 million of non-recourse debt due 2020 at an interest rate of LIBOR plus 1.625% by issuing $46 million of new non-recourse financing due 2028 at an interest rate of LIBOR plus 1.350%.
Tapestry Refinancing
On April 29, 2019, the Company, through Tapestry Wind LLC, refinanced $147 million of non-recourse debt due 2021 at interest rate of LIBOR plus 1.75% by issuing $164 million of new non-recourse financing due 2031 at an interest rate of LIBOR plus 1.375%.
Interest Rate Swaps — Project Financings
Many of the Company's project subsidiaries entered into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. These swaps amortize in proportion to their respective loans and are floating for a fixed rate where the project subsidiary pays its counterparty the equivalent of a fixed interest payment on a predetermined notional value and will receive quarterly the equivalent of a floating interest payment based on the same notional value. All interest rate swap payments by the project subsidiary and its counterparty are made quarterly and the LIBOR is determined in advance of each interest period.
The following table summarizes the swaps, some of which are forward starting as indicated, related to the Company's project level debt as of December 31, 2020:

	% of Principal	Fixed Interest Rate	Floating Interest Rate	Notional Amount at December 31, 2020 (In millions)	Effective Date	Maturity Date
Avra Valley	87%	2.33%	3-Month LIBOR	38	November 30, 2012	November 30, 2030
Alta Wind Asset Management	100%	2.47%	3-Month LIBOR	14	May 22, 2013	May 15, 2031
Borrego	100%	0.476%	3-Month LIBOR	13	June 30, 2020	December 31, 2024
Buckthorn Solar	82%	Various	3-Month LIBOR	103	February 28, 2018	December 31, 2041
Carlsbad	100%	Various	3-Month LIBOR	156	Various	September 30, 2027
El Segundo	100%	Various	3-Month LIBOR	250	Various	Various
Kansas South	75%	2.368%	6-Month LIBOR	17	June 28, 2013	December 31, 2030
Kawailoa Solar	94%	Various	3-Month LIBOR	76	November 30, 2019	October 31, 2040
Laredo Ridge	100%	Various	3-Month LIBOR	78	December 17, 2014	December 31, 2028
Marsh Landing	100%	Various	3-Month LIBOR	146	June 28, 2013	June 30, 2023
NIMH Solar LLC	100%	Various	3-Month LIBOR	191	September 30, 2020	Various
Oahu Solar	96%	Various	3-Month LIBOR	86	November 30, 2019	October 31, 2040
Rosie Class B	95%	1.446%	3-Month LIBOR	76	December 31, 2020	July 29, 2044
South Trent	90%	3.847%	3-Month LIBOR	35	June 14, 2019	June 30, 2028
Tapestry	75%	Various	3-Month LIBOR	107	Various	Various
Tapestry	50%	3.57%	3-Month LIBOR	12	December 21, 2021	December 21, 2029
Viento Funding II	100%	3.03%	6-Month LIBOR	33	Various	Various
Viento Funding II	100%	4.985%	6-Month LIBOR	21	July 11, 2023	June 30, 2028
Walnut Creek Energy	90%	3.543%	3-Month LIBOR	114	June 28, 2013	May 31, 2023
WCEP Holdings	100%	4.003%	3-Month LIBOR	34	June 28, 2013	May 31, 2023
Total				$1,600

Annual Maturities
Annual payments based on the maturities of the Company's debt, for the years ending after December 31, 2020, are as follows:

(In millions)
2021	$384
2022	407
2023	431
2024	359
2025	934
Thereafter	4,528
Total	$7,043

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
The reconciliation of the Company's basic and diluted (loss) earnings per share is shown in the following table:

	Year Ended December 31,
	2020		2019		2018
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted earnings (loss) per share attributable to Clearway Energy, Inc. common stockholders
Net income (loss) attributable to Clearway Energy, Inc.	$7	$18	$(4)	$(7)	$16	$32
Weighted average number of common shares outstanding — basic	35	80	35	74	35	69
Weighted average number of common shares outstanding — diluted	35	81	35	74	35	69
Earnings (loss) per weighted average common share — basic and diluted	$0.22	$0.22	$(0.10)	$(0.10)	$0.46	$0.46

(a) Net income (loss) attributable to Clearway Energy, Inc. and basic and diluted earnings (loss) per share might not recalculate due to presenting values in millions rather than whole dollars.
The following table summarizes the Company's outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company's diluted earnings per share:

	Year Ended December 31,
	2020	2019	2018
	(In millions of shares)
2019 Convertible Notes - Common Class A	—	—	9
2020 Convertible Notes - Common Class C	—	2	8

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
At-the-Market Equity Offering Program, or the ATM Programs
On August 6, 2020, Clearway Energy, Inc. entered into an equity distribution agreement with Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and UBS Securities LLC, as sales agents. Pursuant to the terms of the equity distribution agreement, Clearway Energy, Inc. may offer and sell shares of its Class C common stock from time to time through the sales agents up to an aggregate sales price of $150 million through an at-the-market equity offering program, or the 2020 ATM Program.

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
The following table summarizes Class C common stock shares sold under the ATM Programs during the year end December 31, 2020 :

	Number of shares sold	Gross Proceeds from the sale of shares(a) (in millions)
2020 ATM Program	940,790	$24
2016 ATM Program	1,749,665	39
Total Class C common stock sold during the year ended December 31, 2020	2,690,455	$63

(a) The Company incurred commission fees of $0.6 million during the year ended December 31, 2020.
As of December 31, 2020, approximately $126 million of Class C common stock remains available for issuance under the 2020 ATM Program.
The Company utilized the proceeds of the sales under the ATM Programs to acquire 2,690,455 Class C units of Clearway Energy LLC and, as a result, as of December 31, 2020 the Company owned 57.61% of the economic interests of Clearway Energy LLC, with CEG retaining 42.39% of the economic interests of Clearway Energy LLC.
Dividends to Class A and Class C common stockholders
The following table lists the dividends paid on the Company's Class A and Class C common stock during the year ended December 31, 2020:

	Fourth Quarter 2020	Third Quarter 2020	Second Quarter 2020	First Quarter 2020
Dividends per Class A share	$0.3180	$0.3125	$0.2100	$0.2100
Dividends per Class C share	$0.3180	$0.3125	$0.2100	$0.2100
Dividends on the Class A and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
On February 12, 2021, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.324 per share payable on March 15, 2021, to stockholders of record as of March 1, 2021.
The Company also authorized 10,000,000 shares of preferred stock, par value $0.01 per share. None of the shares of preferred stock have been issued.

Distributions to CEG
The following table lists the distributions paid to CEG during the year ended December 31, 2020 on Clearway Energy LLC's Class B and D units:

	Fourth Quarter 2020	Third Quarter 2020	Second Quarter 2020	First Quarter 2020
Distributions per Class B unit	$0.3180	$0.3125	$0.2100	$0.2100
Distributions per Class D unit	$0.3180	$0.3125	$0.2100	$0.2100

The portion of the distributions paid by Clearway Energy LLC to CEG is recorded as a reduction to the Company's noncontrolling interest balance. The portion of the distributions paid by Clearway Energy LLC to the Company was utilized to fund the dividends to the Class A and Class C common stockholders described above.
On February 12, 2021, Clearway Energy LLC declared a quarterly distribution on its Class B and Class D units of $0.324 per unit payable to CEG on March 15, 2021.

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
The Company generated more than 10% of its revenues from the following customers for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
Customer	Conventional	Renewables	Conventional	Renewables	Conventional	Renewables
SCE	18%	16%	21%	19%	20%	20%
PG&E	10%	8%	12%	10%	12%	11%

	Year ended December 31, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Corporate (a)	Total
Operating revenues	$437	$569	$193	$—	$1,199
Cost of operations	90	147	131	(2)	366
Depreciation, amortization and accretion	132	264	32	—	428
Impairment losses	—	24	—	—	24
General and administrative	—	—	3	31	34
Transaction and integration costs	—	—	—	9	9
Development costs	—	—	5	—	5
Operating income (loss)	215	134	22	(38)	333
Equity in earnings (losses) of unconsolidated affiliates	8	(1)	—	—	7
Impairment loss on investment	—	(8)	—	—	(8)
Gain on sale of unconsolidated affiliates	—	—	—	49	49
Other income, net	1	3	—	—	4
Loss on debt extinguishment	—	(21)	—	(3)	(24)
Interest expense, net	(84)	(216)	(19)	(96)	(415)
Income (loss) before income taxes	140	(109)	3	(88)	(54)
Income tax benefit	—	—	—	8	8
Net Income (Loss)	140	(109)	3	(96)	(62)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$140	$3	$3	$(121)	$25
Balance Sheet
Equity investment in affiliates	$90	$651	$—	$—	$741
Capital expenditures (b)	12	44	50	—	106
Total Assets	$2,575	$7,157	$627	$233	$10,592

(a) Includes eliminations
(b) Includes accruals

	Year ended December 31, 2019
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$346	$485	$201	$—	$1,032
Cost of operations	60	143	134	—	337
Depreciation, amortization and accretion	103	271	27	—	401
Impairment losses	—	14	19	—	33
General and administrative	—	1	3	25	29
Transaction and integration costs	—	—	—	3	3
Development costs	—	—	5	—	5
Operating income (loss)	183	56	13	(28)	224
Equity in earnings of unconsolidated affiliates	9	74	—	—	83
Other income, net	2	6	—	1	9
Loss on debt extinguishment	—	(1)	—	(15)	(16)
Interest expense, net	(59)	(239)	(18)	(88)	(404)
Income (loss) before income taxes	135	(104)	(5)	(130)	(104)
Income tax benefit	—	—	—	(8)	(8)
Net Income (Loss)	135	(104)	(5)	(122)	(96)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$135	$(33)	$(5)	$(108)	$(11)
Balance Sheet
Equity investments in affiliates	$94	$1,089	$—	$—	$1,183
Capital expenditures (a)	4	185	34	—	223
Total Assets	$2,753	$6,186	$633	$128	$9,700

(a) Includes accruals.

	Year ended December 31, 2018
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$337	$523	$193	$—	$1,053
Cost of operations	61	139	127	—	327
Depreciation, amortization and accretion	102	211	23	—	336
General and administrative	—	—	1	19	20
Transaction and integration costs	—	—	—	20	20
Development costs	—	—	2	1	3
Operating income (loss)	174	173	40	(40)	347
Equity in earnings of unconsolidated affiliates	11	63	—	—	74
Other income, net	1	4	1	2	8
Loss on debt extinguishment	—	—	—	(7)	(7)
Interest expense, net	(51)	(154)	(12)	(89)	(306)
Income (loss) before income taxes	135	86	29	(134)	116
Income tax expense	—	—	—	62	62
Net Income (Loss)	135	86	29	(196)	54
Net Income (Loss) Attributable to Clearway Energy, Inc.	$135	$186	$29	$(302)	$48

Note 14 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following amounts:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Deferred
U.S. Federal	$7	$(4)	$28
State	1	(4)	34
Total — deferred	8	(8)	62
Total income tax expense (benefit)	$8	$(8)	$62

A reconciliation of the U.S. federal statutory rate of 21% to the Company's effective rate is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In millions, except percentages)
Income Before Income Taxes	$(54)	$(104)	$116
Tax at 21%	(11)	(22)	24
State taxes, net of federal benefit	(4)	(7)	8
Deferred state rate change due to deconsolidation from NRG	—	—	20
Impact of non-taxable equity earnings	24	24	8
Investment tax credits	—	(1)	(3)
Production tax credits, including prior year true-up	(1)	(1)	(1)
Valuation allowance adjustment	—	—	3
Rate Change	2	—	—
Other	(2)	(1)	3
Income tax expense (benefit)	$8	$(8)	$62
Effective income tax rate	(14.8)%	7.7%	53.4%
    For the year ended December 31, 2020, the overall effective tax rate was different than the statutory rate of 21% primarily due to the taxable earnings and losses allocated to partners’ interest in Clearway Energy LLC, which includes the effects of applying HLBV method of accounting for book purposes of certain partnerships.
For the year ended December 31, 2019, the overall effective tax rate was different than the statutory rate of 21% primarily due to the taxable earnings and losses allocated to partners’ interest in Clearway Energy LLC, which includes the effects of applying HLBV method of accounting for book purposes of certain partnerships.
    For the year ended December 31, 2018, the overall effective tax rate was different than the statutory rate of 21% primarily due to higher state income tax rate following the Company’s separation from NRG, as well as taxable earnings and losses allocated to partners’ interest in Clearway Energy LLC, which includes the effects of applying HLBV method of accounting for book purposes of certain partnerships. In 2018, the Company completed the accounting for all of the income tax effects related to the Tax Cuts and Jobs Act, which resulted in no material adjustments in 2018 to the provisional amounts recorded in 2017.
For tax purposes, Clearway Energy LLC is treated as a partnership; therefore, the Company and CEG each record their respective share of taxable income or loss.

The temporary differences, which gave rise to the Company's deferred tax assets, consisted of the following:

	As of December 31,
	2020	2019
	(In millions)
Deferred tax liabilities:
Investment in projects	$226	$227
Total deferred tax liabilities	226	227
Deferred tax assets:
Interest expense disallowance carryforward - Investment in Projects	11	50
Production tax credits	9	9
Investment tax credits	5	5
U.S. Federal net operating loss carryforwards	260	215
Capital loss carryforwards	12	12
State net operating loss carryforwards	48	43
Total deferred tax assets	345	334
Valuation allowance	(15)	(15)
Total deferred tax assets, net of valuation allowance	330	319
Net deferred noncurrent tax asset	$104	$92

The primary driver for the increase in the net deferred tax asset from $92 million to $104 million as of December 31, 2020, is the increase in federal and state NOLs, partially offset by utilization of the interest disallowance carryforward. As discussed in Note 2, Summary of Significant Accounting Policies, NRG allocated $22 million to the Company in tax-effected state NOLs, which was recorded as a non-cash adjustments to the consolidated statements of stockholders’ equity for the year ended December 31, 2019.

Tax Receivable and Payable
As of December 31, 2020, the Company has no current or long term tax receivable or payable to be recorded.
Deferred Tax Assets and Valuation Allowance
Net deferred tax balance — As of December 31, 2020 and 2019, the Company recorded a net deferred tax asset of $104 million and $92 million, respectively. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income which includes the future reversal of existing taxable temporary differences to realize deferred tax assets. The Company considered the profit before tax generated in recent years, as well as projections of future earnings and estimates of taxable income in arriving at this conclusion. The Company believes that $15 million, a deferred tax asset, for which there are no existing capital gains or available tax planning strategies to utilize the asset in the future may not be realized, resulting in the recording of a valuation allowance.
NOL carryforwards — As of December 31, 2020, the Company had domestic NOLs carryforwards for federal income tax purposes of $260 million and cumulative state NOLs of $48 million tax-effected.
Interest disallowance carryforward — As of December 31, 2020, the Company has a deferred tax asset of $11 million related to disallowed interest expense under the proposed IRC §163(j) regulation.
The disallowed interest deduction has an indefinite carry forward period and any limitations on the utilization of this carryforward have been factored into the valuation allowance analysis.
Uncertain Tax Positions
The Company had no identified uncertain tax positions that require evaluation as of December 31, 2020.

Note 15 — Related Party Transactions
In addition to the transactions and relationships described elsewhere in the notes to the consolidated financial statements, certain subsidiaries of CEG provide services to the Company's project entities. Amounts due to CEG subsidiaries are recorded as accounts payable - affiliates and amounts due to the Company from CEG subsidiaries are recorded as accounts receivable - affiliates in the Company's balance sheet. The disclosures below summarize the Company's material related party transactions with CEG and its subsidiaries that are included in the Company's operating revenues and operating costs.
As discussed in Note 1, Nature of Business, on August 31, 2018, NRG sold 100% of its interest in CEG to GIP, and as a result, CEG and its subsidiaries are considered related parties during the year ended December 31, 2020 and December 31, 2019, and NRG and its subsidiaries were considered related parties during the first eight months of the year ended December 31, 2018.
Related Party Transactions with CEG entities
O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to administrative services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, services to these subsidiaries. The Company incurred total expenses for these services of $37 million and $31 million for the year ended December 31, 2020 and 2019, respectively. The Company incurred total expenses of $11 million for the period from September 1, 2018 to December 31, 2018. There was a balance of $10 million and $7 million due to RENOM as of December 31, 2020 and 2019, respectively.
Administrative Services Agreements by and between the Company and CEG
Various wholly-owned subsidiaries of the Company are parties to administrative services agreements with Clearway Asset Services and Clearway Solar Asset Management, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company's subsidiaries. The Company incurred expenses under these agreements of $10 million and $7 million for the year ended December 31, 2020 and 2019, respectively. The Company incurred expenses under these agreements of $3 million for the period from September 1, 2018 to December 31, 2018. There was a balance of $2 million and $1 million due to CEG as of December 31, 2020 and 2019, respectively.

CEG Master Services Agreements
The Company is a party to Master Services Agreements with CEG, or MSAs, pursuant to which CEG and certain of its affiliates or third party service providers provide certain services to the Company, including operational and administrative services, which include human resources, information systems, external affairs, accounting, procurement and risk management services, and the Company provides certain services to CEG, including accounting, internal audit, tax and treasury services, in exchange for the payment of fees in respect of such services. The Company incurred net expenses of $2 million and $1 million under these agreements for the year ended December 31, 2020 and 2019, respectively.
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
Energy Marketing Services Agreement by and between Thermal entities and NRG Power Marketing
Energy Center Dover LLC, Energy Center Minneapolis, Energy Center Phoenix LLC and Energy Center Paxton LLC, or Thermal entities, were parties to Energy Marketing Services Agreements with NRG Power Marketing, a wholly-owned subsidiary of NRG. Under the agreements, NRG Power Marketing procured fuel and fuel transportation for the operation of Thermal entities. For the eight months ended August 31, 2018, the Thermal entities purchased $7 million of natural gas from NRG Power Marketing.
Operation and Maintenance (O&M) Services Agreements by and between the Company's subsidiaries and NRG
    Certain of the Company's subsidiaries are party to O&M Services Agreements with NRG, pursuant to which NRG subsidiaries provide necessary and appropriate services to operate and maintain the subsidiaries' plant operations, businesses and thermal facilities. NRG is reimbursed for the provided services, as well as for all reasonable and related expenses and expenditures, and payments to third parties for services and materials rendered to or on behalf of the parties to the agreements. NRG is not entitled to any management fee or mark-up under the agreements. The fees incurred under these agreements were $27 million for the eight months ended August 31, 2018.
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
On August 31, 2018, in connection with the consummation of the GIP Transaction, the Clearway Energy, Inc. entered into a Termination Agreement with Clearway Energy LLC, Clearway Energy Operating LLC and NRG terminating the Management Services Agreement, dated as of July 22, 2013, by and among the Company, Clearway Energy LLC, Clearway Energy Operating LLC and NRG. Concurrently with entering into the Termination Agreement on August 31, 2018, the Company entered into a Transition Services Agreement with NRG, or the NRG TSA, as further described below.

Subsequent to the GIP Transaction, the Company entered into the NRG TSA, pursuant to which NRG or certain of its affiliates began providing transitional services to the Company following the consummation of the GIP Transaction, in exchange for the payment of a fee in respect of such services. Expenses related to the NRG TSA are recorded in acquisition-related transaction and integration costs in the consolidated statements of operations.
EPC Agreement by and between ECP and NRG
NRG Business Services LLC, a subsidiary of NRG, and Energy Center Pittsburgh LLC, or ECP, a wholly owned subsidiary of the Company, entered into an EPC agreement for the construction of a 73 MWt district energy system for ECP to provide 150 pph of steam, 6,750 tons of chilled water and 7.5 MW of emergency backup power service to UPMC Mercy. The initial term of the energy services agreement with UPMC Mercy will be for a period of twenty years from the service commencement date.  On June 19, 2018, as discussed in Note 3, Acquisitions and Dispositions, ECP purchased the UPMC Thermal Project assets from NRG Business Services LLC for cash consideration of $84 million, subject to working capital adjustments. The Company paid an additional $3 million to NRG upon final completion of the project in January 2019 pursuant to the EPC agreement.

Note 16 — Commitments and Contingencies
Gas and Transportation Commitments
    The Company has entered into contractual arrangements to procure power, fuel and associated transportation services. For the years ended December 31, 2020, 2019 and 2018, the Company purchased $32 million, $38 million, and $39 million, respectively, under such arrangements. As further described in Note 15, Related Party Transactions, these purchases include intercompany transactions through August 31, 2018 between certain Thermal entities and NRG Power Marketing under the Energy Marketing Services Agreements in the amount of $7 million for the eight months ended August 31, 2018.
    As of December 31, 2020, the Company's commitments under such outstanding agreements are estimated as follows:

Period	(In millions)
2021	$9
2022	3
2023	2
2024	—
2025	—
Thereafter	—
Total	$14
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
    Nebraska Public Power District Litigation
    On January 11, 2019, Nebraska Public Power District, or NPPD, sent written notice to certain of the Company’s subsidiaries which own the Laredo Ridge and Elkhorn Ridge wind projects alleging an event of default under each of the PPAs between NPPD and the projects. NPPD alleges that the Company moved forward with certain transactions without obtaining the consent of NPPD. NPPD threatened to terminate the applicable PPAs by February 11, 2019 if the alleged default was not cured. The Company filed a motion for a temporary restraining order and preliminary injunction in the U.S. District Court for the District of Nebraska relating to the Laredo Ridge project, and a similar motion in the District Court of Knox County, Nebraska for the Elkhorn Ridge project, to enjoin NPPD from taking any actions related to the PPAs. On February 19, 2019, the U.S. District Court in the Laredo Ridge matter approved a stipulation between the parties to provide for an injunction preventing NPPD from terminating the PPA pending disposition of the litigation. On February 26, 2019, the Knox County District Court approved a similar stipulation relating to the Elkhorn Ridge project. On April 13, 2020, the U.S. District Court granted the wind projects' motion for summary judgment and permanently enjoined NPPD from terminating the PPAs in reliance on the alleged events of default. The U.S. District Court decision was appealed by NPPD on May 11, 2020 and the case in the Knox County District Court remains pending, but has been stayed pending the outcome of the U.S. District Court case. Argument before the U.S. Court of Appeals for the Eight Circuit is scheduled for March 18, 2021. The Company believes the allegations of NPPD are meritless and the Company is vigorously defending its rights under the PPAs.

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
Note 17 — Leases
Accounting for Leases
    The Company evaluates each arrangement at inception to determine if it contains a lease. Substantially all of the Company’s leases are operating leases.
Lessee
    The Company records its operating lease liabilities at the present value of the lease payments over the lease term at lease commencement date. Lease payments include fixed payment amounts, as well as variable rate payments based on an index initially measured at lease commencement date. Variable payments, including payments based on future performance and based on index changes, are recorded as the expense is incurred. The Company determines the relevant lease term by evaluating whether renewal and termination options are reasonably certain to be exercised. The Company uses its incremental borrowing rate to calculate the present value of the lease payments, based on information available at the lease commencement date.
    The Company’s leases consist of land leases for numerous operating asset locations, real estate leases and equipment leases. The terms and conditions for these leases vary by the type of underlying asset.
Lease expense for the year ended December 31, 2020 and December 31, 2019 was comprised of the following:

(In millions)	December 31, 2020	December 31, 2019
Operating lease cost - Fixed	$19	$13
Operating lease cost - Variable	9	8
Total lease cost	$28	$21

Operating lease information as of December 31, 2020 and 2019 was as follows:

(In millions, except term and rate)	December 31, 2020	December 31, 2019
ROU Assets - operating leases, net (a)	$337	$223

Short-term lease liability - operating leases (b)	$8	$7
Long-term lease liability - operating leases (a)	345	227
Total lease liability	$353	$234

Weighted average remaining lease term (in years)	25	25
Weighted average discount rate	4.3%	4.4%

Cash paid for operating leases	$19	$15

(a) Increase in ROU Assets and lease liabilities is primarily due to the acquisition of Drop Down Assets, as further described in Note 3, Acquisitions and Dispositions
(b) Short-term lease liability balances are included within the accrued expenses and other current liabilities line item of the consolidated balance sheets as of December 31, 2020 and December 31, 2019

Maturities of operating lease liabilities as of December 31, 2020 are as follows:

(In millions)
2021	$23
2022	23
2023	23
2024	23
2025	23
Thereafter	476
Total lease payments	591
Less imputed interest	(238)
Total lease liability - operating leases	$353

Oahu Solar Lease Agreements

The Oahu Solar projects are party to various land lease agreements with a wholly owned subsidiary of CEG. The projects are leasing the land for a period of 35 years, with the ability to renew the lease for two additional five year periods. The Company has a lease liability of $20 million and $21 million as of December 31, 2020 and 2019 and corresponding right-of-use asset of $18 million and $19 million related to the leases as of December 31, 2020 and 2019.

Rosamond Lease Agreement
The Rosamond Central project is party to a land lease agreement with a wholly owned subsidiary of CEG. The project is leasing the land for a period of 35 years, with the ability to renew the lease for two additional five year periods. The Company has a lease liability of $12 million as of December 31, 2020 and corresponding right-of-use asset of $11 million related to the lease as of December 31, 2020.
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
The following amounts of energy and capacity revenue are related to the Company’s operating leases.

	Conventional Generation	Renewables	Thermal	Total
December 31, 2020	(In millions)
Energy revenue	$10	$554	$2	$566
Capacity revenue	451	—	—	451
Operating revenue	$461	$554	$2	$1,017

	Conventional Generation	Renewables	Thermal	Total
December 31, 2019	(In millions)
Energy revenue	$5	$509	$2	$516
Capacity revenue	348	—	—	348
Operating revenue	$353	$509	$2	$864

    Minimum future rent payments for the remaining periods related to the Conventional segment operating leases were as follows as of December 31, 2020:

(In millions)
2021	$444
2022	450
2023	259
2024	106
2025	107
Thereafter	1,498
Total lease payments	$2,864

Property, plant and equipment, net related to the Company’s operating leases were as follows:

(In millions)	December 31, 2020	December 31, 2019
Property, plant and equipment	$7,201	$6,942
Accumulated depreciation	(1,964)	(1,649)
Net property, plant and equipment	$5,237	$5,293

Energy Center Caguas Sales-Type Lease Agreement
On November 1, 2018, the Company, through its indirect subsidiary Energy Center Caguas LLC, entered into an Energy Services Agreement (ESA) for its Viatris (formerly Mylan) facility in Puerto Rico. The ESA was determined to be a sales-type lease, as the present value of the lease payments is greater than substantially all of the fair value of the facility. As a result, upon the service commencement date of the contract, the Company recorded a lease receivable of approximately $12 million which represents the net present value of the lease investment. The Company is permitted to receive approximately $1 million per year in fixed payments under the ESA, which expires in September 2032 based upon a service commencement date in September 2020, with options to extend the term for two additional five year periods upon mutual agreement of the parties.

    Minimum future rent payments for the remaining periods related to the Thermal segment sales-type lease were as follows as of December 31, 2020:

(In millions)
2021	$1
2022	1
2023	1
2024	1
2025	1
Thereafter	9
Total sales-type lease payments	$14

Note 18 — Unaudited Quarterly Data
Below is summarized unaudited quarterly financial data for the periods ending December 31, 2020 and 2019.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2020
	(In millions, except per share data)
Operating Revenues	$280	$332	$329	$258
Operating Income	28	123	130	52
Net (Loss) Income	(73)	42	76	(107)
Net (Loss) Income Attributable to Clearway Energy, Inc.	$(25)	$32	$47	$(29)
Weighted average number of Class A common shares outstanding — basic and diluted	35	35	35	35
Weighted average number of Class C common shares outstanding — basic and diluted	81	81	80	79
(Loss) Earnings per Weighted Average Common Share Basic and Diluted	$(0.20)	$0.27	$0.41	$(0.26)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2019
	(In millions, except per share data)
Operating Revenues	$235	$296	$284	$217
Operating Income	6	90	87	41
Net (Loss) Income	(48)	35	(36)	(47)
Net (Loss) Income Attributable to Clearway Energy, Inc.	$(6)	$39	$(24)	$(20)
Weighted average number of Class A common shares outstanding — basic	35	35	35	35
Weighted average number of Class A common shares outstanding — diluted	35	35	35	35
Weighted average number of Class C common shares outstanding — basic	75	73	73	73
Weighted average number of Class C common shares outstanding — diluted	75	75	73	73
(Loss) Earnings per Weighted Average Common Share Basic and Diluted	$(0.06)	$0.36	$(0.22)	$(0.18)

                                                 Schedule I
Clearway Energy, Inc. (Parent)
Condensed Financial Information of Registrant
Condensed Statements of Operations

	Year ended December 31,
(In millions)	2020	2019	2018
Total operating costs and expenses	$2	$2	$1
Equity in (losses) earnings of consolidated subsidiaries	(52)	(101)	135
Loss on debt extinguishment	—	—	(7)
Interest expense	—	(1)	(11)
Total other (expense) income, net	(52)	(102)	117
(Loss) Income Before Income Taxes	(54)	(104)	116
Income tax expense (benefit)	8	(8)	62
Net (Loss) Income	(62)	(96)	54
Less: Pre-acquisition net income of Drop Down Assets	—	—	4
Less: Net (loss) income attributable to noncontrolling interests	(87)	(85)	2
Net Income (Loss) Attributable to Clearway Energy, Inc.	$25	$(11)	$48

See accompanying notes to condensed financial statements.

Schedule I
Clearway Energy, Inc. (Parent)
Condensed Balance Sheets

	December 31,	December 31,
	2020	2019
ASSETS	(In millions)

Current Assets
Cash and cash equivalents	$—	$3
Accounts receivable — affiliates	3	2
Note receivable - Clearway Energy Operating LLC	1	44
Other Assets
Investment in consolidated subsidiaries	2,612	2,173
Deferred income taxes	104	92
Total Assets	$2,720	$2,314
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	—	44
Other current liabilities	—	1
Other Liabilities
Other non-current liabilities	5	6
Total Liabilities	5	51

Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 201,635,990 shares issued and outstanding (Class A 34,599,645, Class B 42,738,750, Class C 81,558,845 Class D 42,738,750) at December 31, 2020 and 1,198,819,999 shares issued and outstanding (Class A 34,599,645, Class B 42,738,750, Class C 78,742,854, Class D 42,738,750) at December 31, 2019	1	1
Additional paid-in capital	1,922	1,936
Accumulated deficit	(84)	(72)
Accumulated other comprehensive loss	(14)	(15)
Noncontrolling interest	890	413
Total Stockholders' Equity	2,715	2,263
Total Liabilities and Stockholders' Equity	$2,720	$2,314

See accompanying notes to condensed financial statements.

Schedule I
Clearway Energy, Inc. (Parent)
Condensed Statements of Cash Flows

	Years ended December 31,
	2020	2019	2018
	(In millions)
Net Cash (Used in) Provided by Operating Activities	$(3)	$(5)	$3
Cash Flows from Investing Activities
Investments in consolidated affiliates	(59)	(87)	(150)
Cash advances for notes receivable - affiliate	(3)	—	—
Cash received from notes receivable - affiliate	45	215	359
Net Cash Provided by (Used in) Investing Activities	(17)	128	209
Cash Flows from Financing Activities
Payments for long-term debt	(45)	(220)	(367)
Proceeds from the issuance of common stock	62	100	153
Cash received from Clearway Energy LLC for the payment of dividends	121	87	130
Payment of dividends	(121)	(87)	(130)
Net Cash (Used in) Provided by Financing Activities	17	(120)	(214)
Net (Decrease) Increase in Cash and Cash Equivalents	(3)	3	(2)
Cash and Cash Equivalents at Beginning of Period	3	—	2
Cash and Cash Equivalents at End of Period	$—	$3	$—
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
The Company is one of the largest renewable energy owners in the U.S. with over 4,200 net MW of installed wind and solar generation projects. The Company also owns approximately 2,500 net MW of environmentally-sound, highly efficient generation facilities as well as a portfolio of district energy systems. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. Substantially all of the Company's generation assets are under long-term contractual arrangements for the output or capacity from these assets.
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
As a result of the Class C common stock issuance under the ATM Programs during the twelve months ended December 31, 2020, the Company owns 57.61% of the economic interests of Clearway Energy LLC, with CEG retaining 42.39% of the economic interests of Clearway Energy LLC as of December 31, 2020.
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

Note 4 — Dividends
Cash distributions paid to Clearway Energy, Inc. by its subsidiary, Clearway Energy LLC, were $121 million, $87 million, and $130 million for the years ended December 31, 2020, 2019, and 2018, respectively.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2020, 2019, and 2018

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Period
	(In millions)
Income tax valuation allowance, deducted from deferred tax assets
Year Ended December 31, 2020	$15	$—	$—	$15
Year Ended December 31, 2019	15	—	—	15
Year Ended December 31, 2018	10	5	—	15

EXHIBIT INDEX

Number	Description	Method of Filing
2.1*	Purchase and Sale Agreement, dated as of February 6, 2018, by and between NRG Gas Development Company, LLC and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 2.10 to the Company's Annual Report on Form 10-K, filed on March 1, 2018.
2.2*	Purchase and Sale Agreement, dated as of December 6, 2019, by and between Clearway Energy Operating LLC and GIP III Zephyr Carlsbad Holdings, LLC.	Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on December 9, 2019.
2.3	Purchase and Sale Agreement, dated as of November 19, 2020, by and between NRG Solar Sunrise LLC and Clearway AC Solar Holdings LLC.	Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on November 20, 2020.
3.1	Amended and Restated Certificate of Incorporation of Clearway Energy, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 10-Q filed on May 4, 2020.
3.2	Fourth Amended and Restated Bylaws of Clearway Energy, Inc., dated August 31, 2018.	Incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on September 5, 2018.
4.1	Fourth Amended and Restated Limited Liability Company Agreement of NRG Yield LLC, dated as of August 31, 2018, by and between NRG Yield, Inc. and Zephyr Renewables LLC.	Incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on September 5, 2018.
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
4.44
Ninth Supplemental Indenture, dated as of January 6, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 8, 2020.
4.45	Fifth Supplemental Indenture, dated as of January 6, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 8, 2020.
4.46	First Supplemental Indenture, dated as of January 6, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 8, 2020.

4.47
Tenth Supplemental Indenture, dated as of February 26, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 3, 2020.
4.48	Sixth Supplemental Indenture, dated as of February 26, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 3, 2020.
4.49	Second Supplemental Indenture, dated as of February 26, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 3, 2020.
4.50
Eleventh Supplemental Indenture, dated as of July 17, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 21, 2020.
4.51	Seventh Supplemental Indenture, dated as of July 17, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 21, 2020.
4.52	Third Supplemental Indenture, dated as of July 17, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on July 21, 2020.
4.53
Twelfth Supplemental Indenture, dated as of August 17, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 20, 2020.
4.54	Eighth Supplemental Indenture, dated as of August 17, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 20, 2020.
4.55	Fourth Supplemental Indenture, dated as of August 17, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 20, 2020.
4.56
Thirteenth Supplemental Indenture, dated as of November 18, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 19, 2020.
4.57	Ninth Supplemental Indenture, dated as of November 18, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 19, 2020.
4.58	Fifth Supplemental Indenture, dated as of November 18, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 19, 2020.
4.59
Fourteenth Supplemental Indenture, dated as of December 1, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 4, 2020.
4.60	Tenth Supplemental Indenture, dated as of December 1, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 4, 2020.

4.61	Sixth Supplemental Indenture, dated as of December 1, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on December 4, 2020.
4.62
Fifteenth Supplemental Indenture, dated as of December 23, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 29, 2020.
4.63	Eleventh Supplemental Indenture, dated as of December 23, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 29, 2020.
4.64	Seventh Supplemental Indenture, dated as of December 23, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on December 29, 2020.
4.65
Sixteenth Supplemental Indenture, dated as of February 3, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 5, 2021.
4.66	Twelfth Supplemental Indenture, dated as of February 3, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 5, 2021.
4.67	Eighth Supplemental Indenture, dated as of February 3, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on February 5, 2021.
10.1	Master Services Agreement, dated as of August 31, 2018, by and among NRG Yield, Inc., NRG Yield LLC, NRG Yield Operating LLC and Zephyr Renewables LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 5, 2018.
10.2	Master Services Agreement, dated as of August 31, 2018, by and among Zephyr Renewables LLC, NRG Yield, Inc., NRG Yield LLC, and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 5, 2018.
10.3.1	Right of First Offer Agreement, dated as of August 31, 2018, by and among NRG Yield, Inc., Zephyr Renewables LLC and solely for purposes of Section 2.4, GIP III Zephyr Acquisition Partners, L.P.	Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 5, 2018.
10.3.2	First Amendment to Right of First Offer Agreement, dated February 14, 2019, by and between Clearway Energy Group LLC and Clearway Energy, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 14, 2019.
10.3.3	Second Amendment to Right of First Offer Agreement, dated August 1, 2019, by and between Clearway Energy Group LLC and Clearway Energy, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2019.
10.3.4	Third Amendment to Right of First Offer Agreement, dated as of December 6, 2019, by and between Clearway Energy Group LLC, Clearway Energy, Inc. and GIP III Zephyr Acquisition Partners, L.P.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 9, 2019.
10.3.5	Fourth Amendment to Right of First Offer Agreement, dated as of November 2, 2020, by and between Clearway Energy Group LLC and Clearway Energy, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2020.
10.4	Zephyr Voting and Governance Agreement, dated as of August 31, 2018, by and between NRG Yield, Inc. and Zephyr Renewables LLC.	Incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 5, 2018.
10.5	Third Amended and Restated Right of First Offer Agreement, dated as of August 31, 2018, by and between NRG Yield, Inc. and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 5, 2018.
10.6	Transition Services Agreement, dated August 31, 2018, by and between NRG Yield, Inc. and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on September 5, 2018.

10.7	Termination Agreement, dated as of August 31, 2018, by and among NRG Yield, Inc., NRG Yield LLC, NRG Yield Operating LLC and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on September 5, 2018.
10.9†	Clearway Energy, Inc. Amended and Restated 2013 Equity Incentive Plan.	Incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on February 28, 2019.
10.10	Form of Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on February 28, 2019.
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
Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 23, 2019.
10.12†	Employment Agreement, dated as of May 6, 2016, between NRG Yield, Inc. and Christopher S. Sotos.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A, filed on August 9, 2016.
10.13†	Amendment, dated January 1, 2018 to Employment Agreement between NRG Yield, Inc. and Christopher Sotos.	Incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on March 1, 2018.
10.14†	Form of Clearway Energy, Inc. 2013 Equity Incentive Plan Restricted Stock Unit Agreement for Officers.	Incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on February 28, 2019.
10.15†	Form of Clearway Energy, Inc. 2013 Equity Incentive Plan Restricted Stock Unit Agreement for Non-officers.	Incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 28, 2019.
10.16†	Form of Clearway Energy, Inc. 2013 Equity Incentive Plan Relative Performance Stock Unit Agreement.	Incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 28, 2019.
10.17†	Clearway Energy, Inc. Annual Incentive Plan.	Incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on February 28, 2019.
10.18†	Clearway Energy, Inc. Involuntary Severance Plan.	Incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on March 2, 2020.

10.19†	Clearway Energy, Inc. Executive Change-in-Control and General Severance Plan.	Filed herewith.
10.20†	Clearway Energy, Inc. Key Management Change-in-Control and General Severance Plan.	Filed herewith.
10.21^
Consent and Indemnity Agreement, dated as of February 6, 2018, by and among NRG Energy, Inc., NRG Repowering Holdings LLC, NRG Yield, Inc., and GIP III Zephyr Acquisition Partners, L.P., and NRG Yield Operating LLC (solely with respect to Sections E.5, E.6 and G.12).
Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K, filed on March 1, 2018.
10.22	Assignment and Assumption Agreement, effective as of February 26, 2019, among Clearway Energy Operating LLC and GIP III Zephyr Carlsbad Holdings, LLC.	Incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on February 28, 2019.
10.23
Amended and Restated Exchange Agreement, dated as of May 14, 2015, by and among NRG Energy, Inc., NRG Yield, Inc., and NRG Yield LLC and, pursuant to a joinder thereto, dated as of August 31, 2018, Zephyr Renewables LLC.
Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 15, 2015.
10.24
Amended and Restated Registration Rights Agreement, dated as of May 14, 2015, by and between NRG Energy, Inc. and NRG Yield, Inc. and, pursuant to a joinder thereto, dated as of August 31, 2018, Zephyr Renewables LLC.
Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 15, 2015.
10.25*^	Purchase and Sale Agreement, dated as of April 17, 2020, by and between Clearway Energy Operating LLC and Clearway Renew LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 20, 2020.
10.26*^	Membership Interest Purchase Agreement, dated as of April 17, 2020, by and between Clearway Energy Operating LLC and SP Wind Holdings, LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 20, 2020.
10.27*^	Membership Interest Purchase Agreement, dated as of April 17, 2020, by and between CWSP Wildorado Elbow Holding LLC and Wind TE Holdco LLC.	Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 20, 2020.
10.28†*	Membership Interest Purchase Agreement, dated as of December 21, 2020, by and between Renew Development HoldCo LLC and Rosamond Solar Investment LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2020.
10.29†*	Membership Interest Purchase Agreement, dated as of December 21, 2020, by and between Clearway Renew LLC and Lighthouse Renewable Class A LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 22, 2020.
10.30†*	Membership Interest Purchase Agreement, dated as of December 21, 2020, by and between Clearway Renew LLC and Lighthouse Renewable Class A LLC.	Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 22, 2020.
10.31*^	Second Amended and Restated Limited Liability Company Agreement of Pinnacle Repowering Partnership LLC, dated as of February 26, 2021.	Filed herewith.
21.1	Subsidiaries of Clearway Energy, Inc.	Filed herewith.
23.1	Consent of KPMG LLP.	Filed herewith.
24.1	Power of Attorney	Included on the signature page of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chad Plotkin.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of Sarah Rubenstein.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive date file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document)

†	Indicates exhibits that constitute compensatory plans or arrangements.
*	This filing excludes schedules pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementary to the Securities and Exchange Commission upon request by the Commission.
^	Information in this exhibit identified by the mark “[***]” is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it (i) is not material and (ii) would likely cause competitive harm to the Registrant if disclosed.

Item 16 — Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWAY ENERGY, INC. (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2021

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

Signature	Title	Date
/s/ CHRISTOPHER S. SOTOS	President, Chief Executive Officer and Director	March 1, 2021
Christopher S. Sotos	(Principal Executive Officer)
/s/ CHAD PLOTKIN	Chief Financial Officer	March 1, 2021
Chad Plotkin	(Principal Financial Officer)
/s/ SARAH RUBENSTEIN	Vice President, Accounting & Controller	March 1, 2021
Sarah Rubenstein	(Principal Accounting Officer)
/s/ JONATHAN BRAM	Chairman of the Board	March 1, 2021
Jonathan Bram
/s/ NATHANIEL ANSCHUETZ	Director	March 1, 2021
Nathaniel Anschuetz
/s/ BRIAN FORD	Director	March 1, 2021
Brian Ford
/s/ BRUCE MACLENNAN	Director	March 1, 2021
Bruce MacLennan
/s/ FERRELL MCCLEAN	Director	March 1, 2021
Ferrell McClean
/s/ DANIEL B. MORE	Director	March 1, 2021
Daniel B. More
/s/ E. STANLEY O'NEAL	Director	March 1, 2021
E. Stanley O'Neal
/s/ SCOTT STANLEY	Director	March 1, 2021
Scott Stanley