Form 10-Q
period 2021-06-30
Clearway Energy, Inc.
filed 2021-08-03
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021

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
Yes ☐       No ☒
As of July 31, 2021, there were 34,599,645 shares of Class A common stock outstanding, par value $0.01 per share, 42,738,750 shares of Class B common stock outstanding, par value $0.01 per share, 81,760,667 shares of Class C common stock outstanding, par value $0.01 per share, and 42,738,750 shares of Class D common stock outstanding, par value $0.01 per share.

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
•The Company's ability to successfully identify, evaluate and consummate acquisitions from, and dispositions to, third parties;
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
Adjusted Gross Margin
A non-GAAP measure, represents total operating revenues, excluding contract amortization and mark-to-market for economic hedges, less cost of fuels. See Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management’s discussion of the results of operations for the quarters ended June 30, 2021 and 2020 for a discussion of this measure

AOCL	Accumulated Other Comprehensive Loss
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates - updates to the ASC
ATM Programs	At-The-Market Equity Offering Programs
CAFD
A non-GAAP measure, Cash Available for Distribution is defined as of June 30, 2021 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, adjustments to reflect CAFD generated by unconsolidated investments that were not able to distribute project dividends prior to PG&E's emergence from bankruptcy on July 1, 2020 and subsequent release post-bankruptcy, cash receipts from notes receivable, cash distributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, changes in prepaid and accrued capacity payments, and adjusted for development expenses

CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreement	Master Services Agreements entered into as of August 31, 2018 between the Company, Clearway Energy, Inc., Clearway Energy Operating LLC, and CEG
CEG ROFO Agreement	Right of First Offer Agreement, entered into as of August 31, 2018, by and between Clearway Energy Group LLC and Clearway Energy, Inc., and solely for purposes of Section 2.4, GIP III Zephyr Acquisition Partners, L.P., as amended by the First Amendment dated February 14, 2019, the Second Amendment dated August 1, 2019, the Third Amendment dated December 6, 2019, the Fourth Amendment dated November 2, 2020 and the Fifth Amendment dated August 2, 2021
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
Clearway Energy LLC	The holding company through which the projects are owned by Clearway Energy Group LLC, the holder of Class B and Class D units of Clearway Energy LLC, and Clearway Energy, Inc., the holder of the Class A and Class C units
Clearway Energy Group LLC	The holder of all of Clearway Energy, Inc.'s Class B and Class D common stock, the Company’s Class B and Class D units and, from time to time, possibly shares of Clearway Energy, Inc.’s Class A and/or Class C common stock
Clearway Energy Operating LLC	The holder of the project assets that are owned by Clearway Energy LLC
COD	Commercial Operation Date
Company	Clearway Energy, Inc. together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR

Distributed Solar	Solar power projects, typically less than 20 MW in size (on an alternating current, or AC, basis), that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets
Collectively, assets under common control acquired by the Company from NRG from January 1, 2014 through the period ended August 31, 2018 and from CEG from August 31, 2018 through the period ended June 30, 2021

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

HLBV	Hypothetical Liquidation at Book Value
LIBOR	London Inter-Bank Offered Rate
MBTA	Migratory Bird Treaty Act
Mesquite Star	Mesquite Star Special LLC
MMBtu	Million British Thermal Units
Mt. Storm	NedPower Mount Storm LLC
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
Net Exposure	Counterparty credit exposure to Clearway Energy, Inc. net of collateral
NOLs	Net Operating Losses
NPPD	Nebraska Public Power District
NRG	NRG Energy, Inc.
OCL	Other comprehensive loss
O&M	Operations and Maintenance
PG&E	Pacific Gas and Electric Company
PPA	Power Purchase Agreement
PTC	Production Tax Credit
RENOM	Clearway Renewable Operation & Maintenance LLC
RPV Holdco	RPV Holdco 1 LLC
RTO	Regional Transmission Organization
SCE	Southern California Edison
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2026 Senior Notes, the 2028 Senior Notes and the 2031 Senior Notes
SPP	Solar Power Partners
SREC	Solar Renewable Energy Credit
Tax Act	Tax Cuts and Jobs Act of 2017
Thermal Business	The Company's thermal business, which consists of thermal infrastructure assets that provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units
U.S.	United States of America
Utah Solar Portfolio	Collection consists of Four Brothers Solar, LLC, Granite Mountain Holdings, LLC, and Iron Springs Holdings, LLC, which are equity investments owned by Four Brothers Capital, LLC, Granite Mountain Capital, LLC, and Iron Springs Capital, LLC, respectively

Utility Scale Solar	Solar power projects, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VaR	Value at Risk
VIE	Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Operating Revenues
Total operating revenues	$380	$329	$617	$587
Operating Costs and Expenses
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	107	87	217	180
Depreciation, amortization and accretion	128	99	256	201
General and administrative	10	12	20	21
Transaction and integration costs	1	—	3	1
Development costs	1	1	2	2
Total operating costs and expenses	247	199	498	405
Operating Income	133	130	119	182
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	8	16	12	3
Gain on sale of unconsolidated affiliate	—	49	—	49
Other income, net	1	—	2	2
Loss on debt extinguishment	—	—	(42)	(3)
Interest expense	(103)	(93)	(148)	(260)
Total other expense, net	(94)	(28)	(176)	(209)
Income (Loss) Before Income Taxes	39	102	(57)	(27)
Income tax expense (benefit)	7	26	(13)	4
Net Income (Loss)	32	76	(44)	(31)
Less: (Loss) income attributable to noncontrolling interests and redeemable interests	(3)	29	(82)	(49)
Net Income Attributable to Clearway Energy, Inc.	$35	$47	$38	$18
Earnings Per Share Attributable to Clearway Energy, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic and diluted	35	35	35	35
Weighted average number of Class C common shares outstanding - basic and diluted	82	80	82	79
Earnings per Weighted Average Class A and Class C Common Share - Basic and Diluted	$0.30	$0.41	$0.32	$0.16
Dividends Per Class A Common Share	$0.329	$0.210	$0.658	$0.420
Dividends Per Class C Common Share	$0.329	$0.210	$0.658	$0.420

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2021	2020	2021	2020
Net Income (Loss)	$32	$76	$(44)	$(31)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivatives, net of income tax expense (benefit) of $—, $1, $2 and $(1)	—	4	11	(8)
Other comprehensive income (loss)	—	4	11	(8)
Comprehensive Income (Loss)	32	80	(33)	(39)
Less: Comprehensive (loss) income attributable to noncontrolling interests and redeemable interests	(3)	31	(75)	(53)
Comprehensive Income Attributable to Clearway Energy, Inc.	$35	$49	$42	$14

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except shares)	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$138	$268
Restricted cash	332	197
Accounts receivable — trade	203	143
Accounts receivable — affiliates	1	—
Inventory	43	42
Prepayments and other current assets	50	58
Total current assets	767	708
Property, plant and equipment, net	7,537	7,217
Other Assets
Equity investments in affiliates	639	741
Intangible assets for power purchase agreements, net	2,188	1,231
Other intangible assets, net	136	139
Derivative instruments	4	1
Deferred income taxes	117	104
Right of use assets, net	349	337
Other non-current assets	144	114
Total other assets	3,577	2,667
Total Assets	$11,881	$10,592
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$518	$384
Accounts payable — trade	59	72
Accounts payable — affiliates	14	17
Derivative instruments	44	38
Accrued interest expense	55	44
Accrued expenses and other current liabilities	64	79
Total current liabilities	754	634
Other Liabilities
Long-term debt	7,434	6,585
Derivative instruments	145	135
Long-term lease liabilities	361	345
Other non-current liabilities	184	178
Total non-current liabilities	8,124	7,243
Total Liabilities	8,878	7,877
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 201,836,708 shares issued and outstanding (Class A 34,599,645, Class B 42,738,750, Class C 81,759,563, Class D 42,738,750) at June 30, 2021 and 201,635,990 shares issued and outstanding (Class A 34,599,645, Class B 42,738,750, Class C 81,558,845, Class D 42,738,750) at December 31, 2020	1	1
Additional paid-in capital	1,848	1,922
Accumulated deficit	(46)	(84)
Accumulated other comprehensive loss	(9)	(14)
Noncontrolling interest	1,209	890
Total Stockholders' Equity	3,003	2,715
Total Liabilities and Stockholders' Equity	$11,881	$10,592
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(In millions)	2021	2020
Cash Flows from Operating Activities
Net Loss	$(44)	$(31)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(12)	(3)
Distributions from unconsolidated affiliates	16	10
Depreciation, amortization and accretion	256	201
Amortization of financing costs and debt discounts	7	8
Amortization of intangibles	70	45
Loss on debt extinguishment	42	3
Reduction (increase) in carrying amount of right-of-use assets	5	(1)
Gain on sale of unconsolidated affiliate	—	(49)
Changes in deferred income taxes	(13)	4
Changes in derivative instruments	20	100
Cash used in changes in other working capital
Changes in prepaid and accrued liabilities for tolling agreements	(76)	(77)
Changes in other working capital	(30)	(26)
Net Cash Provided by Operating Activities	241	184
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(211)	—
Acquisition of Drop Down Asset	(132)	—
Consolidation of DGPV Holdco 3 LLC	—	17
Capital expenditures	(93)	(83)
Asset purchase from affiliate	(21)	—
Return of investment from unconsolidated affiliates	20	23
Investments in unconsolidated affiliates	—	(10)
Cash receipts from notes receivable	4	—
Proceeds from sale of assets	—	90
Other	13	3
Net Cash (Used in) Provided by Investing Activities	(420)	40
Cash Flows from Financing Activities
Net contributions from noncontrolling interests	265	154
Buyout of Repowering Partnership II LLC noncontrolling interest	—	(70)
Net proceeds from the issuance of common stock	—	38
Payments of dividends and distributions	(132)	(84)
Payments of debt issuance costs	(13)	(2)
Proceeds from the revolving credit facility	300	265
Payments for the revolving credit facility	(233)	(265)
Proceeds from the issuance of long-term debt	1,016	286
Payments for long-term debt	(1,028)	(547)
Other	9	—
Net Cash Provided by (Used in) Financing Activities	184	(225)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	5	(1)
Cash, Cash Equivalents and Restricted Cash at beginning of period	465	417
Cash, Cash Equivalents and Restricted Cash at end of period	$470	$416

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2021
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
Balances at December 31, 2020	$—	$1	$1,922	$(84)	$(14)	$890	$2,715
Net income (loss)	—	—	—	3	—	(81)	(78)
Unrealized gain on derivatives, net of tax	—	—	—	—	4	7	11
Contributions from CEG, non-cash	—	—	—	—	—	27	27
Contributions from CEG, cash	—	—	—	—	—	103	103
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	126	126
Agua Caliente acquisition	—	—	—	—	—	273	273
Rattlesnake Drop Down	—	—	—	—	—	(118)	(118)
Non-cash adjustments for change in tax basis	—	—	2	—	—	—	2
Dividends to common stockholders and distributions to CEG	—	—	(38)	—	—	(28)	(66)
Balances at March 31, 2021	$—	$1	$1,886	$(81)	$(10)	$1,199	$2,995
Net income (loss)	—	—	—	35	—	(4)	31
Unrealized gain (loss) on derivatives, net of tax	—	—	—	—	1	(1)	—
Contributions from CEG, non-cash	—	—	—	—	—	3	3
Contributions from CEG, cash	—	—	—	—	—	1	1
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	38	38
Stock-based compensation	—	—	1	—	—	—	1
Rattlesnake Drop Down	—	—	—	—	—	1	1
Non-cash adjustments for change in tax basis	—	—	(1)	—	—	—	(1)
Dividends to common stockholders and distributions to CEG	—	—	(38)	—	—	(28)	(66)
Balances at June 30, 2021	$—	$1	$1,848	$(46)	$(9)	$1,209	$3,003

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2020
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
Balances at December 31, 2019	$—	$1	$1,936	$(72)	$(15)	$413	$2,263
Net loss	—	—	—	(29)	—	(78)	(107)
Unrealized loss on derivatives, net of tax	—	—	—	—	(6)	(6)	(12)
Contributions from CEG, cash	—	—	—	—	—	4	4
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	150	150
Net proceeds from the issuance of common stock under the ATM Program	—	—	10	—	—	—	10
Distributions to noncontrolling interests, non-cash	—	—	—	—	—	(2)	(2)
Dividends to common stockholders and distributions to CEG	—	—	(24)	—	—	(18)	(42)
Balances at March 31, 2020	$—	$1	$1,922	$(101)	$(21)	$463	$2,264
Net Income	—	—	—	47	—	29	76
Unrealized gain on derivatives, net of tax	—	—	—	—	2	2	4
Contributions from CEG, non-cash	—	—	—	—	—	8	8
Contributions from CEG, cash	—	—	—	—	—	2	2
Distributions from noncontrolling interests, net of contribution, cash	—	—	—	—	—	(3)	(3)
Consolidation of DGPV Holdco 3	—	—	—	—	—	(43)	(43)
Buyout of Repowering Partnership II LLC noncontrolling interest	—	—	—	—	—	(70)	(70)
Stock-based compensation	—	—	1	—	—	—	1
Non-cash adjustment for change in tax basis	—	—	7	—	—	—	7
Net proceeds from the issuance of common stock under the ATM Program	—	—	28	—	—	—	28
Dividends to common stockholders and distributions to CEG	—	—	(24)	—	—	(18)	(42)
Balances at June 30, 2020	$—	$1	$1,934	$(54)	$(19)	$370	$2,232

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
The Company is one of the largest renewable energy owners in the U.S. with over 4,700 net MW of installed wind and solar generation projects. The Company's over 8,000 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient generation facilities as well as a portfolio of district energy systems. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. Substantially all of the Company's generation assets are under long-term contractual arrangements for the output or capacity from these assets.
The Company consolidates the results of Clearway Energy LLC through its controlling interest, with CEG's interest shown as non-controlling interest in the financial statements. The holders of the Company's outstanding shares of Class A and Class C common stock are entitled to dividends as declared. CEG receives its distributions from Clearway Energy LLC through its ownership of Clearway Energy LLC Class B and Class D units. From time to time, CEG may also hold shares of the Company's Class A and/or Class C common stock.
The Company owns 57.65% of the economic interests of Clearway Energy LLC, with CEG owning 42.35% of the economic interests of Clearway Energy LLC as of June 30, 2021.

The following table represents the structure of the Company as of June 30, 2021:

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
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of June 30, 2021, and results of operations, comprehensive income (loss) and cash flows for the six months ended June 30, 2021 and 2020.

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

Cash and Cash Equivalents, and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at project subsidiaries was $125 million and $149 million as of June 30, 2021 and December 31, 2020, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	June 30, 2021	December 31, 2020
	(In millions)
Cash and cash equivalents	$138	$268
Restricted cash	332	197
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$470	$465
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company's projects that are restricted in their use. As of June 30, 2021, these restricted funds were comprised of $131 million designated to fund operating expenses, approximately $38 million designated for current debt service payments, and $130 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $33 million is held in distribution reserve accounts.
In 2020, the members of the partnerships holding the Oahu Solar and Kawailoa Solar projects submitted applications to the state of Hawaii for refundable tax credits based on the cost of construction of the projects. In April 2021, the members of the partnerships contributed their respective portions of the tax credits in the amount of $49 million to the Oahu Solar and Kawailoa project companies, which is reflected in restricted cash on the Company's consolidated balance sheet with an offsetting adjustment to noncontrolling interests. In accordance with the projects' related agreements, the cash will be held in a restricted account and utilized to offset future invoiced amounts under the projects' PPAs.
Accumulated Depreciation, Accumulated Amortization
The following table presents the accumulated depreciation included in the property, plant and equipment, net, and accumulated amortization included in intangible assets, net, respectively, as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$2,573	$2,323
Intangible Assets Accumulated Amortization	556	487
Dividends to Class A and Class C common stockholders
The following table lists the dividends paid on the Company's Class A common stock and Class C common stock during the six months ended June 30, 2021:

	Second Quarter 2021	First Quarter 2021
Dividends per Class A share	$0.329	$0.324
Dividends per Class C share	$0.329	$0.324
Dividends on the Class A common stock and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
On July 23, 2021, the Company declared quarterly dividends on its Class A common stock and Class C common stock of $0.3345 per share payable on September 15, 2021 to stockholders of record as of September 1, 2021.

Noncontrolling Interests
Clearway Energy LLC Distributions to CEG
The following table lists distributions paid to CEG during the six months ended June 30, 2021 on Clearway Energy LLC's Class B and D units:

	Second Quarter 2021	First Quarter 2021
Distributions per Class B Unit	$0.329	$0.324
Distributions per Class D Unit	$0.329	$0.324

On July 23, 2021, Clearway Energy LLC declared a distribution on its Class B and Class D units of $0.3345 per unit payable on September 15, 2021 to unit holders of record as of September 1, 2021.
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
Power Purchase Agreements, or PPAs
The majority of the Company’s revenues are obtained through PPAs or other contractual agreements. Energy, capacity and where applicable, renewable attributes, from the majority of the Company’s renewable energy assets and certain conventional energy plants is sold through long-term PPAs and tolling agreements to a single counterparty, which is often a utility or commercial customer. The majority of these PPAs are accounted for as leases as the Company retained its historical lease assessments and classification upon adoption of ASC 842. ASC 842 requires the minimum lease payments received to be amortized over the term of the lease and contingent rentals are recorded when the achievement of the contingency becomes probable. Judgment is required by management in determining the economic life of each generating facility, in evaluating whether certain lease provisions constitute minimum payments or represent contingent rent and other factors in determining whether a contract contains a lease and whether the lease is an operating lease or capital lease. Certain of these leases have no minimum lease payments and all of the rental income under these leases is recorded as contingent rent on an actual basis when the electricity is delivered.
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
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers along with the reportable segment for each category for the three and six months ended June 30, 2021 and 2020, respectively:

	Three months ended June 30, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$2	$261	$29	$292
Capacity revenue(a)	113	—	15	128
Contract amortization	(6)	(30)	(1)	(37)
Other revenue	—	22	6	28
Mark-to-market for economic hedges	—	(31)	—	(31)
Total operating revenue	109	222	49	380
Less: Mark-to-market for economic hedges	—	31	—	31
Less: Lease revenue	(115)	(228)	—	(343)
Less: Contract amortization	6	30	1	37
Total revenue from contracts with customers	$—	$55	$50	$105
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$2	$228	$—	$230
Capacity revenue	113	—	—	113
Total	$115	$228	$—	$343

	Six months ended June 30, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$3	$387	$58	$448
Capacity revenue(a)	220	—	28	248
Contract amortization	(12)	(55)	(2)	(69)
Other revenue	—	31	14	45
Mark-to-market for economic hedges	—	(55)	—	(55)
Total operating revenue	211	308	98	617
Less: Mark-to-market for economic hedges	—	55	—	55
Less: Lease revenue	(223)	(373)	(1)	(597)
Less: Contract amortization	12	55	2	69
Total revenue from contracts with customers	$—	$45	$99	$144
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$3	$373	$1	$377
Capacity revenue	220	—	—	220
Total	$223	$373	$1	$597

	Three months ended June 30, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$1	$195	$22	$218
Capacity revenue(a)	112	—	12	124
Contract amortization	(6)	(16)	—	(22)
Other revenue	—	4	8	12
Mark-to-market for economic hedges	—	(3)	—	(3)
Total operating revenue	107	180	42	329
Less: Mark-to-market for economic hedges	—	3	—	3
Less: Lease revenue	(113)	(181)	—	(294)
Less: Contract amortization	6	16	—	22
Total revenue from contracts with customers	$—	$18	$42	$60
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$1	$181	$—	$182
Capacity revenue	112	—	—	112
Total	$113	$181	$—	$294

	Six months ended June 30, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$3	$320	$50	$373
Capacity revenue(a)	219	—	26	245
Contract amortization	(12)	(31)	(1)	(44)
Other revenue	—	6	15	21
Mark-to-market for economic hedges	—	(8)	—	(8)
Total operating revenue	210	287	90	587
Less: Mark-to-market for economic hedges	—	8	—	8
Less: Lease revenue	(222)	(296)	(1)	(519)
Less: Contract amortization	12	31	1	44
Total revenue from contracts with customers	$—	$30	$90	$120
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$3	$296	$1	$300
Capacity revenue	219	—	—	219
Total	$222	$296	$1	$519

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
Contract Balances
The following table reflects the contract assets and liabilities included on the Company’s balance sheet as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(In millions)
Accounts receivable, net - Contracts with customers	$66	$57
Accounts receivable, net - Leases	137	86
Total accounts receivable, net	$203	$143

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

Note 3 — Acquisitions and Dispositions
2021 Acquisitions
Rattlesnake Drop Down — On January 12, 2021, the Company acquired CEG's equity interest and a third party investor's minority interest in CWSP Rattlesnake Holding LLC for $132 million. CWSP Rattlesnake Holding LLC indirectly consolidates the Rattlesnake wind project, a 160 MW wind facility with 144 MW of deliverable capacity in Adams County, Washington, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. The project has a 20-year PPA with Avista Corporation, which began when the facility reached commercial operations in December 2020. The Rattlesnake operations are included in the Company's Renewables segment. The acquisition was determined to be an asset acquisition and not a business combination, therefore the Company consolidated the financial information for Rattlesnake on a prospective basis. The membership interests acquired by the Company relate to interests under common control by GIP and were recorded at historical cost. The difference between the cash paid of $132 million and the historical cost of the Company's acquired interests of $14 million was recorded as an adjustment to CEG's noncontrolling interest balance.

The following is a summary of assets and liabilities transferred in connection with the acquisition as of January 12, 2021:

(In millions)	Rattlesnake
Current Assets	$8
Property, plant and equipment	200
Right-of-use asset	12
Total assets acquired	220

Debt(a)	176
Long-term lease liabilities	12
Other current and non-current liabilities	18
Total liabilities assumed	206
Net assets acquired	$14
(a) Repaid at acquisition date utilizing $107 million contributed by tax equity investor and $103 million contributed by CEG, both recorded as contributions in noncontrolling interest. Of the $210 million contributed, $176 million was utilized to pay down the acquired debt, $29 million was utilized to fund project reserve accounts and $5 million was utilized to pay associated fees.
Agua Caliente Acquisition — On February 3, 2021, the Company acquired Agua Caliente Borrower 1 LLC from NRG Energy, Inc. for $202 million. Agua Caliente Borrower 1 LLC indirectly owns a 35% equity interest in Agua Caliente, a 290 MW solar project located in Dateland, Arizona in which the Company previously owned a 16% equity interest. The project has a 25-year PPA with PG&E, with approximately 19 years remaining under the agreement. Following the close of the transaction, the Company owns a 51% equity interest in Agua Caliente and consolidates Agua Caliente. The Agua Caliente operations are included in the Company's Renewables segment. The acquisition was determined to be an asset acquisition and the cash consideration of $202 million, net of restricted cash acquired of $91 million, represented a net cash outflow of $111 million, which was allocated to the fair value of the assets and liabilities acquired on the acquisition date. A third party investor holds the remaining 49% equity interest in Agua Caliente, which is reflected in noncontrolling interest and was valued at historical carrying amount increased for the incremental fair value determined at the acquisition date.
The following is a summary of assets and liabilities acquired in connection with the acquisition as of February 3, 2021:

(In millions)	Agua Caliente
Restricted cash	$91
Property, plant and equipment	154
Intangible asset for power purchase agreement	1,022
Other currents assets	9
Total assets acquired	1,276

Accounts payable and other current liabilities	5
Debt	716
Total liabilities assumed	721
Noncontrolling interest	273
Equity method investment removed	(80)
Net assets acquired	$202
Fair value measurements
The fair values of the property, plant and equipment, and intangible assets at the acquisition date were measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurement. Significant inputs were as follows:
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
Mt. Storm Wind Acquisition — On April 23, 2021, the Company acquired 100% of the equity interests in NedPower Mount Storm LLC, or Mt. Storm, from Castleton Commodities International for approximately $96 million before working capital and purchase price adjustments in the net amount of $4 million, representing a total cash outflow of $100 million. Mt. Storm is a 264 MW wind project located in Grant County, West Virginia. Mt. Storm has a 10 year energy hedge with an investment-grade counterparty. The acquisition was determined to be an asset acquisition and the purchase price was allocated to the fair value of the assets acquired and liabilities assumed on the acquisition date as follows:

(In millions)	Mt. Storm
Current Assets	$3
Property, plant and equipment	108
Intangible asset	2
Total assets acquired	113

Accounts payable and other liabilities	4
Derivative instruments	9
Total liabilities assumed	13
Net assets acquired	$100
Fair value measurements
The fair values of the property, plant and equipment, derivative instrument and intangible asset at the acquisition date were measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurement.
Property, plant and equipment — The estimated fair values of property, plant and equipment were determined primarily based on an income method using discounted cash flows.
Intangible assets — The estimated fair value of the intangible asset was using a market approach based on quoted prices of renewable energy credits in the applicable market.
Derivative instruments — The estimated fair value of the derivative instruments was determined based on the discounted cash flows associated with the acquired commodity contract.

2020 Dispositions
Sale of RPV Holdco 1 LLC — On May 14, 2020, the Company sold its interests in RPV Holdco 1 LLC, or RPV Holdco, to Spruce Power for net proceeds of approximately $75 million. The Company previously accounted for its interest in RPV Holdco as an equity method investment. The sale of the investment resulted in a gain of approximately $49 million.
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
Summarized financial information for the Company's consolidated VIEs consisted of the following as of June 30, 2021:

(In millions)	Alta TE Holdco	Buckthorn Renewables, LLC	DGPV Funds(a)	Kawailoa Partnership	Langford TE Partnership LLC	Lighthouse Renewable Holdco LLC
Other current and non-current assets	$59	$4	$96	$42	$15	$41
Property, plant and equipment	344	206	611	138	135	437
Intangible assets	218	—	16	—	2	—
Total assets	621	210	723	180	152	478
Current and non-current liabilities	38	10	77	106	17	126
Total liabilities	38	10	77	106	17	126
Noncontrolling interest	26	51	4	51	74	313
Net assets less noncontrolling interests	$557	$149	$642	$23	$61	$39
(a) DGPV Funds is comprised of DGPV Fund 2 LLC, Clearway & EFS Distributed Solar LLC, DGPV Fund 4 LLC, Golden Puma Fund LLC, Renew Solar CS4 Fund LLC and Chestnut Fund LLC.

(In millions)	Oahu Solar Partnership	Pinnacle Repowering Partnership LLC	Rattlesnake TE Holdco LLC	Rosie TargetCo LLC	Wildorado TE Holdco	Other (a)
Other current and non-current assets	$50	$12	$31	$27	$21	$16
Property, plant and equipment	175	100	196	255	232	178
Intangible assets	—	19	—	—	—	1
Total assets	225	131	227	282	253	195
Current and non-current liabilities	117	102	21	101	18	44
Total liabilities	117	102	21	101	18	44
Noncontrolling interest	35	27	98	147	127	99
Net assets less noncontrolling interests	$73	$2	$108	$34	$108	$52
(a) Other is comprised of Crosswind Transmission, LLC, Hardin Hilltop Wind LLC, Elbow Creek TE Holdco and Spring Canyon TE Holdco projects.

The discussion below describes material changes to VIEs during the six months ended June 30, 2021.
Rattlesnake TE Holdco LLC — As described in Note 3, Acquisitions and Dispositions, on January 12, 2021, the Company acquired CEG's equity interest and a third party investor's minority interest in CWSP Rattlesnake Holding LLC for $132 million. CWSP Rattlesnake Holding LLC owns Rattlesnake Class B LLC, which owns the Class B membership interests in Rattlesnake TE Holdco LLC, which is a VIE. Rattlesnake Class B LLC is the primary beneficiary and managing member and consolidates its interest in Rattlesnake TE Holdco LLC, which owns the Rattlesnake wind project. Subsequent to the acquisition, on January 12, 2021 the third party tax equity investor contributed $107 million into Rattlesnake TE Holdco LLC in exchange for the Class A membership interests. The proceeds from the tax equity contribution along with cash contributed by CEG were used to repay a portion of the $176 million of the outstanding principal under the Rattlesnake Class B LLC credit facility.
The Company utilizes the HLBV method to determine the net income or loss allocated to tax equity noncontrolling interest.
Pinnacle Repowering Partnership LLC — On February 26, 2021, the Company entered into an amended agreement with CWSP Pinnacle Holding LLC, an indirect subsidiary of CEG, with respect to Pinnacle Repowering Partnership LLC in order to facilitate the repowering of the Pinnacle wind project, a 55 MW wind facility located in Mineral County, West Virginia. On March 10, 2021, the Company contributed its interest in the Pinnacle wind project to Pinnacle Repowering Partnership LLC concurrent with entering into a financing agreement as further described in Note 7, Long-term Debt. The Company owns 100% of the Class A membership interests in Pinnacle Repowering Partnership LLC, which is a VIE, and the Company consolidates its interest as the primary beneficiary and managing member. CWSP Pinnacle Holding LLC owns 100% of the Class B membership interests in Pinnacle Repowering Partnership LLC and is entitled to allocations of 15% of the cash distributions from the partnership. On March 10, 2021, CWSP Pinnacle Holding LLC contributed $27 million in equipment to the partnership, which was a transfer of assets under common control and recorded at historical cost in property, plant and equipment, with a corresponding non-cash contribution in Pinnacle Repowering Partnership LLC's noncontrolling interests. Additionally, on March 10, 2021, the Pinnacle wind project acquired equipment from CEG for $21 million in cash consideration.
Entities that are not Consolidated
The Company has interests in entities that are considered VIEs under ASC 810, but for which it is not considered the primary beneficiary. The Company accounts for its interests in these entities and entities in which it has a significant investment under the equity method of accounting, as further described under Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the consolidated financial statements included in the Company's 2020 Form 10-K.
The Company's maximum exposure to loss as of June 30, 2021 is limited to its equity investment in the unconsolidated entities, as further summarized in the table below:

Name	Economic Interest	Investment Balance
		(In millions)
Avenal	50%	$(3)
Desert Sunlight	25%	244
Elkhorn Ridge	67%	34
GenConn(a)	50%	88
San Juan Mesa	75%	29
Utah Solar Portfolio(b)	50%	247
		$639
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

The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of June 30, 2021		As of December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In millions)
Long-term debt, including current portion (a)	$8,030	$8,006	$7,048	$7,020

(a) Excludes net debt issuance costs, which are recorded as a reduction to long-term debt on the Company's consolidated balance sheets.
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021		As of December 31, 2020
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$2,166	$5,840	$1,905	$5,115
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2021		As of December 31, 2020
	Fair Value (a)		Fair Value (a)
(In millions)	Level 2	Level 3	Level 2	Level 3
Derivative assets:
Interest rate contracts	$4	$—	$1	$—
Other financial instruments (b)	—	24	—	29
Total assets	$4	$24	$1	$29
Derivative liabilities:
Commodity contracts	$—	$103	$—	$44
Interest rate contracts	86	—	129	—
Total liabilities	$86	$103	$129	$44
(a) There were no derivative assets classified as Level 1 or Level 3 and no liabilities classified as Level 1 as of June 30, 2021 and December 31, 2020.
(b) SREC contract acquired on November 2, 2020.

The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the condensed consolidated financial statements using significant unobservable inputs:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)		Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(39)	$(14)	$(15)	$(9)
Total losses for the period included in earnings	(33)	(3)	(57)	(8)
Purchases	(9)	—	(9)	—
Settlements	2	—	2	—
Ending balance	$(79)	$(17)	$(79)	$(17)
Change in unrealized losses included in earnings for derivatives and other financial instruments held as of June 30, 2021	$(33)		$(57)
Derivative and Financial Instruments Fair Value Measurements
The Company's contracts are non-exchange-traded and valued using prices provided by external sources. The Company uses quoted observable forward prices to value its energy contracts. To the extent that observable forward prices are not available, the quoted prices reflect the average of the forward prices from the prior year, adjusted for inflation. As of June 30, 2021, contracts valued with prices provided by models and other valuation techniques make up 54% of derivative liabilities and 100% of other financial instruments.
The Company’s significant positions classified as Level 3 include physical power contracts executed in illiquid markets. The significant unobservable inputs used in developing fair value include illiquid power tenors and location pricing, which is derived by extrapolating pricing as a basis to liquid locations. The tenor pricing and basis spread are based on observable market data when available or derived from historic prices and forward market prices from similar observable markets when not available.
The following table quantifies the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of June 30, 2021:

	June 30, 2021
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$—	$(103)	Discounted Cash Flow	Forward Market Price (per MWh)	12.56	58.94	25.95
Other Financial Instruments	$24	$—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	80,872 MWh	129,913 MWh	124,783 MWh
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of June 30, 2021:

Significant Observable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
Forecast Generation Levels	Sell	Increase/(Decrease)	Higher/(Lower)

The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the net exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of June 30, 2021, the non-performance reserve was a $9 million gain recorded primarily to total operating revenues in the consolidated statement of operations. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
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
Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including solar and other PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. A significant portion of these power contracts are with utilities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations or adverse financial conditions, which the Company is unable to predict. Certain subsidiaries of the Company sell the output of their facilities to PG&E, a significant counterparty of the Company, under long-term PPAs, and PG&E's credit rating is below investment grade.

Note 6 — Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Item 15 — Note 7, Accounting for Derivative Instruments and Hedging Activities, to the consolidated financial statements included in the Company's 2020 Form 10-K.
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. As of June 30, 2021, the Company had interest rate derivative instruments on non-recourse debt extending through 2044, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.
Energy-Related Commodities
As of June 30, 2021, the Company had energy-related derivative instruments extending through 2032. At June 30, 2021, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company's open derivative transactions broken out by commodity as of June 30, 2021 and December 31, 2020:

		Total Volume
		June 30, 2021	December 31, 2020
Commodity	Units	(In millions)
Natural Gas	MMBtu	1	1
Power	MWh	(13)	(8)
Interest	Dollars	$1,486	$1,600
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$—	$7	$8
Interest rate contracts long-term	—	—	7	15
Total Derivatives Designated as Cash Flow Hedges	$—	$—	$14	$23
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	—	—	23	25
Interest rate contracts long-term	4	1	49	81
Commodity contracts current	—	—	14	5
Commodity contracts long-term	—	—	89	39
Total Derivatives Not Designated as Cash Flow Hedges	4	1	175	150
Total Derivatives	$4	$1	$189	$173

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of June 30, 2021 and December 31, 2020, there was no outstanding collateral paid or received. The following tables summarize the offsetting of derivatives by counterparty master agreement level as of June 30, 2021 and December 31, 2020:

As of June 30, 2021	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts	(In millions)
Derivative liabilities	$(103)	$—	$(103)
Total commodity contracts	(103)	—	(103)
Interest rate contracts
Derivative assets	$4	$(4)	$—
Derivative liabilities	(86)	4	(82)
Total interest rate contracts	(82)	—	(82)
Total derivative instruments	$(185)	$—	$(185)

As of December 31, 2020	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts	(In millions)
Derivative liabilities	$(44)	$—	$(44)
Total commodity contracts	(44)	—	(44)
Interest rate contracts:
Derivative assets	$1	$—	$1
Derivative liabilities	(129)	—	(129)
Total interest rate contracts	(128)	—	(128)
Total derivative instruments	$(172)	$—	$(172)

Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions)
Accumulated OCL beginning balance	$(19)	$(43)	$(30)	$(31)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	2	1	4	3
Mark-to-market of cash flow hedge accounting contracts	(2)	3	7	(11)
Accumulated OCL ending balance, net of income tax benefit of $4, $7, $4 and $7, respectively	(19)	(39)	(19)	(39)
Accumulated OCL attributable to noncontrolling interests	(10)	(20)	(10)	(20)
Accumulated OCL attributable to Clearway Energy, Inc.	$(9)	$(19)	$(9)	$(19)
Losses expected to be realized from OCL during the next 12 months, net of income tax benefit of $3	$(9)		$(9)
Amounts reclassified from accumulated OCL into income are recorded to interest expense.

Impact of Derivative Instruments on the Statements of Income
Gains and losses related to the Company's derivatives are recorded in the consolidated statement of operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions)
Interest Rate Contracts (Interest expense)	$(11)	$(13)	$36	$(92)
Commodity Contracts (Mark-to-market for economic hedging activities) (a)	(28)	(3)	(50)	(8)

(a) Relates to long-term power hedges at Elbow Creek Wind Project LLC, or Elbow Creek, Mesquite Star Special LLC, or Mesquite Star, and NedPower Mount Storm LLC, or Mt. Storm.
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

Note 7 — Long-term Debt
This note should be read in conjunction with the complete description under Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company's 2020 Form 10-K. Long-term debt consisted of the following:

(In millions, except rates)	June 30, 2021	December 31, 2020	June 30, 2021 interest rate % (a)	Letters of Credit Outstanding at June 30, 2021
2025 Senior Notes	$—	$600	5.750
2026 Senior Notes	350	350	5.000
2028 Senior Notes	850	850	4.750
2031 Senior Notes	925	—	3.750
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2023 (b)	67	—	L+1.750	88
Project-level debt:
Agua Caliente Solar LLC, due 2037	712	—	2.395 - 3.633	44
Alta Wind Asset Management LLC, due 2031	14	14	L+2.625	26
Alta Wind I-V lease financing arrangements, due 2034 and 2035	772	800	5.696 - 7.015	—
Alta Wind Realty Investments LLC, due 2031	25	25	7.000	—
Borrego, due 2024 and 2038	57	57	Various	4
Buckthorn Solar, due 2025	125	126	L+1.750	23
Carlsbad Energy Holdings LLC, due 2027	156	156	L+1.625	82
Carlsbad Energy Holdings LLC, due 2038	407	407	4.120	—
Carlsbad Holdco, due 2038	210	210	4.210	10
CVSR Holdco Notes, due 2037	169	176	4.680	13
CVSR, due 2037	662	675	2.339 - 3.775	—
DG-CS Master Borrower LLC, due 2040	462	467	3.510	30
Duquesne, due 2059	95	95	4.620	—
El Segundo Energy Center, due 2023	213	250	L+1.875 - L+2.500	138
Energy Center Minneapolis Series D, E, F, G, H Notes, due 2025-2037	327	327	Various	—
Kawailoa Solar Portfolio LLC, due 2026	80	81	L+1.375	15
Laredo Ridge, due 2028	75	78	L+2.125	9
Marsh Landing, due 2023	129	146	L+2.375	99
NIMH Solar, due 2024	185	191	L+2.00	16
Oahu Solar Holdings LLC, due 2026	88	89	L+1.375	11
Pinnacle Repowering Partnership Holdco LLC, due 2021	90	—	L+1.00	2
Rosie Class B LLC, due 2027	80	80	L+1.75	21
Tapestry Wind LLC, due 2031	88	143	L+1.375	11
Utah Solar Holdings, due 2036	284	290	3.590	16
Walnut Creek, due 2023	110	126	L+1.75	103
WCEP Holdings, LLC, due 2023	32	35	L+3.00	—
Other	187	199	Various	38
Subtotal project-level debt:	5,834	5,243
Total debt	8,026	7,043
Less current maturities	(518)	(384)
Less net debt issuance costs	(78)	(79)
Add premiums(c)	4	5
Total long-term debt	$7,434	$6,585
(a) As of June 30, 2021, L+ equals 3 month LIBOR plus x%, except Clearway Energy Operating LLC Revolving Credit Facility, due 2023, Marsh Landing, due 2023, Pinnacle Repowering Partnership HoldCo LLC, due 2021, and Walnut Creek, due 2023, where L+ equals 1 month LIBOR plus x%.
(b) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement.
(c) Premiums relate to the 2028 Senior Notes.

The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of June 30, 2021, the Company was in compliance with all of the required covenants.

The discussion below describes material changes to or additions of long-term debt for the six months ended June 30, 2021.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
As of June 30, 2021, the Company had $67 million of borrowings under the revolving credit facility and $88 million in letters of credit outstanding. During the six months ended June 30, 2021, the Company borrowed $300 million under the revolving credit facility, and subsequently repaid $233 million, utilizing cash on hand and proceeds from the issuance of the 2031 Senior Notes as described below. During July 2021, the company repaid the outstanding $67 million balance under the revolving credit facility and as of July 31, 2021, the Company had no loans outstanding under the revolving credit facility and a total of $75 million in letters of credit outstanding.
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
Project - level Debt
Agua Caliente Solar LLC
As part of the acquisition of Agua Caliente Borrower 1 LLC and the consolidation of Agua Caliente, as further described in Note 3, Acquisitions and Dispositions, the Company consolidated non-recourse debt of $716 million related to Agua Caliente Solar, LLC on February 3, 2021. The debt consists of a credit agreement with the Federal Financing Bank and accrues interest at fixed rates between 2.395% and 3.633%, which matures in 2037.
Pinnacle Repowering Partnership HoldCo LLC
On March 10, 2021, the Company entered into a financing agreement for non-recourse debt for a total commitment of $126 million related to the repowering of the Pinnacle wind project. The debt consists of a construction loan at an interest rate of LIBOR plus 1.00%. The Company's initial borrowings of $79 million were utilized to repay $53 million of the outstanding balance under the Tapestry Wind LLC financing agreement, which related to the Pinnacle wind project, to pay vendor invoices and fees and to acquire certain equipment from Clearway Renew LLC to be utilized in the repowering project. The Company will continue to draw on the construction loan to fund the repowering activities of the Pinnacle wind project up to the total commitment amount.

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
The reconciliation of Clearway Energy, Inc.'s basic and diluted earnings per share is shown in the following tables:

	Three months ended June 30,
	2021		2020
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted income per share attributable to Clearway Energy, Inc. common stockholders
Net income attributable to Clearway Energy, Inc.	$10	$25	$14	$33
Weighted average number of common shares outstanding — basic and diluted	35	82	35	80
Earnings per weighted average common share — basic and diluted	$0.30	$0.30	$0.41	$0.41
(a) Basic and diluted earnings per share might not recalculate due to presenting values in millions rather than whole dollars.

	Six months ended June 30,
	2021		2020
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted income per share attributable to Clearway Energy, Inc. common stockholders
Net income attributable to Clearway Energy, Inc.	$11	$27	$6	$13
Weighted average number of common shares outstanding — basic and diluted	35	82	35	79
Earnings per weighted average common share — basic and diluted	$0.32	$0.32	$0.16	$0.16
(a) Basic and diluted earnings per share might not recalculate due to presenting values in millions rather than whole dollars.
The Company had 2 million Common Class C shares related to the outstanding 2020 Convertible Notes that were anti-dilutive and were not included in the computation of the Company's diluted earnings per share for the three and six months ended June 30, 2020. The 2020 Convertible Notes were repaid on June 1, 2020.

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

	Three months ended June 30, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Corporate (a)	Total
Operating revenues	$109	$222	$49	$—	$380
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	23	54	31	(1)	107
Depreciation, amortization and accretion	31	89	8	—	128
General and administrative	—	1	—	9	10
Transaction and integration costs	—	—	—	1	1
Development costs	—	—	1	—	1
Operating income (loss)	55	78	9	(9)	133
Equity in earnings of unconsolidated affiliates	2	6	—	—	8
Other income, net	(1)	1	1	—	1
Interest expense	(16)	(58)	(4)	(25)	(103)
Income (loss) before income taxes	40	27	6	(34)	39
Income tax expense	—	—	—	7	7
Net Income (Loss)	$40	$27	$6	$(41)	$32
Total Assets	$2,500	$8,617	$621	$143	$11,881
(a) Includes eliminations

	Three months ended June 30, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$107	$180	$42	$—	$329
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	22	39	26	—	87
Depreciation, amortization and accretion	33	59	7	—	99
General and administrative	—	1	2	9	12
Development costs	—	—	1	—	1
Operating income (loss)	52	81	6	(9)	130
Equity in earnings of unconsolidated affiliates	1	15	—	—	16
Gain on sale of unconsolidated affiliate	—	—	—	49	49
Interest expense	(22)	(42)	(5)	(24)	(93)
Income before income taxes	31	54	1	16	102
Income tax expense	—	—	—	26	26
Net Income (Loss)	$31	$54	$1	$(10)	$76

	Six months ended June 30, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Corporate (a)	Total
Operating revenues	$211	$308	$98	$—	$617
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	50	106	62	(1)	217
Depreciation, amortization and accretion	65	176	15	—	256
General and administrative	—	1	1	18	20
Transaction and integration costs	—	—	—	3	3
Development costs	—	—	2	—	2
Operating income (loss)	96	25	18	(20)	119
Equity in earnings of unconsolidated affiliates	4	8	—	—	12
Other income, net	—	1	1	—	2
Loss on debt extinguishment	—	(1)	—	(41)	(42)
Interest expense	(27)	(62)	(9)	(50)	(148)
Income (loss) before income taxes	73	(29)	10	(111)	(57)
Income tax benefit	—	—	—	(13)	(13)
Net Income (Loss)	$73	$(29)	$10	$(98)	$(44)
(a) Includes eliminations

	Six months ended June 30, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$210	$287	$90	$—	$587
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	46	75	59	—	180
Depreciation, amortization and accretion	66	121	14	—	201
General and administrative	—	1	3	17	21
Transaction and integration costs	—	—	—	1	1
Development costs	—	—	2	—	2
Operating income (loss)	98	90	12	(18)	182
Equity in earnings of unconsolidated affiliates	3	—	—	—	3
Gain on sale of unconsolidated affiliate	—	—	—	49	49
Other income, net	—	1	1	—	2
Loss on debt extinguishment	—	—	—	(3)	(3)
Interest expense	(52)	(151)	(10)	(47)	(260)
Income (loss) before income taxes	49	(60)	3	(19)	(27)
Income tax expense	—	—	—	4	4
Net Income (Loss)	$49	$(60)	$3	$(23)	$(31)

Note 10 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions, except percentages)
Income (loss) before income tax	$39	$102	$(57)	$(27)
Income tax expense	7	26	(13)	4
Effective income tax rate	17.9%	25.5%	22.8%	(14.8)%
For the three and six months ended June 30, 2021 and 2020 the overall effective tax rate was different than the statutory rate of 21% primarily due to taxable earnings and losses allocated to partners' interest in Clearway Energy LLC, which includes the effects of applying the HLBV method of accounting for book purposes for certain partnerships.
For tax purposes, Clearway Energy LLC is treated as a partnership; therefore, the Company and CEG each record their respective share of taxable income or loss.
On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security (CARES) Act, or the CARES Act, was signed into law, which includes modifications to the business interest expense disallowance and net operating loss provisions. While the Company utilized previously disallowed interest expense during 2020 as a result of the modifications, the CARES Act did not have a material impact on the consolidated financial statements. The Company will continue to assess the effects of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.

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
O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to administrative services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, services to these subsidiaries. The Company incurred total expenses for these services of $14 million and $9 million for the three months ended June 30, 2021 and 2020, respectively. The Company incurred total expenses for these services of $27 million and $18 million for the six months ended June 30, 2021 and 2020, respectively. There was a balance of $10 million due to RENOM as of June 30, 2021 and December 31, 2020.
Administrative Services Agreements by and between the Company and CEG
Various wholly-owned subsidiaries of the Company are parties to administrative services agreements with Clearway Asset Services and Clearway Solar Asset Management, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company's subsidiaries. The Company incurred expenses under these agreements of $4 million and $2 million for the three months ended June 30, 2021 and 2020, respectively. The Company incurred expenses under these agreements of $7 million and $4 million for the six months ended June 30, 2021 and 2020, respectively.

CEG Master Services Agreements
The Company is a party to Master Services Agreements with CEG, or MSAs, pursuant to which CEG and certain of its affiliates or third party service providers provide certain services to the Company, including operational and administrative services, which include human resources, information systems, external affairs, accounting, procurement and risk management services, and the Company provides certain services to CEG, including accounting, internal audit, tax and treasury services, in exchange for the payment of fees in respect of such services. Amounts due to CEG or its subsidiaries related to these MSAs are recorded as accounts payable — affiliates on the Company's consolidated balance sheet. The Company incurred net expenses of $1 million and $0.6 million under these agreements for the three months ended June 30, 2021 and 2020, respectively. The Company incurred net expenses of $2 million and $1.2 million under these agreements for the six months ended June 30, 2021 and 2020, respectively.

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
As you read this discussion and analysis, refer to the Company's Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three and six months ended June 30, 2021 and 2020. Also refer to the Company's 2020 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition.
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
The Company is one of the largest renewable energy owners in the U.S. with over 4,700 net MW of installed wind and solar generation projects. The Company's over 8,000 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient generation facilities as well as a portfolio of district energy systems. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. Substantially all of the Company's generation assets are under long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of these offtake agreements was approximately 13 years as of June 30, 2021 based on CAFD.
As of June 30, 2021, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW)(a)	Counterparty	Expiration
Conventional
Carlsbad	100%	527	San Diego Gas & Electric	2038
El Segundo	100%	550	SCE	2023
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	PG&E	2023
Walnut Creek	100%	485	SCE	2023
Total Conventional		2,472
Utility Scale Solar
Agua Caliente	51%	148	PG&E	2039
Alpine	100%	66	PG&E	2033
Avenal	50%	23	PG&E	2031
Avra Valley	100%	27	Tucson Electric Power	2032
Blythe	100%	21	SCE	2029
Borrego	100%	26	San Diego Gas and Electric	2038
Buckthorn Solar (b)	100%	154	City of Georgetown, TX	2043
CVSR	100%	250	PG&E	2038
Desert Sunlight 250	25%	63	SCE	2034
Desert Sunlight 300	25%	75	PG&E	2039
Kansas South	100%	20	PG&E	2033
Kawailoa (b)	48%	24	Hawaiian Electric Company	2041
Oahu Solar Projects (b)	95%	58	Hawaiian Electric Company	2041
Roadrunner	100%	20	El Paso Electric	2031
Rosamond Central (b)	50%	96	Various	2035
TA High Desert	100%	20	SCE	2033
Utah Solar Portfolio (b)	50%	265	PacifiCorp	2036
Total Solar		1,356
Distributed Solar
DGPV Fund Projects (b)	100%	286	Various	2030 - 2044
Solar Power Partners (SPP) Projects	100%	25	Various	2026 - 2037
Other DG Projects	100%	21	Various	2023 - 2039
Total Distributed Solar		332
Wind
Alta I	100%	150	SCE	2035
Alta II	100%	150	SCE	2035
Alta III	100%	150	SCE	2035
Alta IV	100%	102	SCE	2035
Alta V	100%	168	SCE	2035

Projects	Percentage Ownership	Net Capacity (MW)(a)	Counterparty	Expiration
Alta X (b)	100%	137	SCE	2038
Alta XI (b)	100%	90	SCE	2038
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Crosswinds	99%	21	Corn Belt Power Cooperative	2027
Elbow Creek (b)	100%	122	Various	2029
Elkhorn Ridge	66.7%	54	Nebraska Public Power District	2029
Forward	100%	29	Constellation NewEnergy, Inc.	2022
Goat Wind	100%	150	Dow Pipeline Company	2025
Hardin	99%	15	Interstate Power and Light Company	2027
Langford (b)	100%	160	Goldman Sachs	2033
Laredo Ridge	100%	80	Nebraska Public Power District	2031
Lookout	100%	38	Southern Maryland Electric Cooperative	2030
Mesquite Star (b)	50%	210	Various	2032 - 2035
Mt. Storm	100%	264	Citigroup	2031
Ocotillo	100%	59	N/A
Odin	99.9%	20	Missouri River Energy Services	2028
Pinnacle(b)	100%	55	Maryland Department of General Services and University System of Maryland	2031
Rattlesnake (b) (d)	100%	160	Avista Corporation	2040
San Juan Mesa	75%	90	Southwestern Public Service Company	2025
Sleeping Bear	100%	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork	100%	19	PacifiCorp	2028
Spring Canyon II (b)	90.1%	31	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	26	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado (b)	100%	161	Southwestern Public Service Company	2027
Total Wind		3,056

Thermal generation	100%	39	Various	Various

Total net generation capacity		7,255

Thermal equivalent MWt(c)	97%	1,400	Various	Various

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of June 30, 2021.
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
Third Party Acquisitions
•On April 23, 2021, the Company acquired 100% of the equity interests in NedPower Mount Storm LLC, or Mt. Storm, from Castleton Commodities International for approximately $96 million, excluding working capital and purchase price adjustments. Mt. Storm is a 264 MW wind project located in Grant County, West Virginia. Mt. Storm has a 10-year energy hedge with an investment-grade counterparty.
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

Drop Down Transactions
•On August 2, 2021, the CEG ROFO Agreement was amended to remove the 100 MW Wildflower utility scale solar project from the ROFO pipeline.
•On February 26, 2021, the Company, through an indirect subsidiary, entered into an amended partnership agreement with CEG to repower the Pinnacle wind project, a 55 MW wind facility located in Mineral County, West Virginia. The amended agreement commits the Company to invest an estimated $67 million in net corporate capital, subject to closing adjustments, and no longer requires an additional payment in 2031. The existing Pinnacle wind power purchase agreements will continue to run through 2031. Commercial operations and corporate capital funding for the Pinnacle wind repowering are expected to occur in the second half of 2021.
•On January 12, 2021, the Company acquired 100% of CEG's equity interest and a third party investor's minority interest in CWSP Rattlesnake Holding LLC, which indirectly owns the Rattlesnake wind project, a 160 MW wind facility located in Adams County, Washington that achieved commercial operations in December 2020, for $132 million in cash consideration. The Company's net capital commitment was $119 million after proceeds from a state sales and use tax refund, which were received in May 2021. The project has a 20-year PPA, which began when the facility reached commercial operations.
Resource Adequacy Agreement at Marsh Landing
•On May 3, 2021, the Company contracted with a California Load Serving Entity to sell 100 MW of Resource Adequacy commencing in May 2023. The contract is for seven and a half years and is at terms which would maintain project level CAFD on an unlevered basis if applied to the full capacity of the plant.
February 2021 Winter Events in Texas
•In February 2021, Texas experienced extreme winter weather conditions in which certain of the Company's wind projects were unable to operate and experienced outages due to the weather conditions at that time. Due to this event, and inclusive of amounts related to third party equity investors, the Company recorded a reduction of approximately $50 million in revenue in the first quarter of 2021 to settle obligations for wind facilities during the extreme weather conditions. After factoring in third party equity investor contributions, the cash impact during the first quarter of 2021 was approximately $25 million.
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
The Company is and will continue to evaluate the impact of the legislation and regulations as they are revised but cannot fully predict the impact of each until anticipated revisions and legal challenges are resolved. To the extent newly proposed legislation and regulations restrict or otherwise impact the Company's operations, the proposed legislation and regulations could have a negative impact on the Company's financial performance.

Proposed and Final State Solar Photovoltaic Module Disposal and Recycling Regulations
In January 2021, the State of Hawaii issued a public notice of proposed rule changes which, among other items, include a proposed new solar panel universal waste rule. This proposed rule would create a new universal waste category for solar panels and allow solar panel waste management to be conducted under the existing regulatory framework. On June 7, 2021, this new rule went into effect, resulting in the addition of solar panels as a new category of universal wastes. The rule also adopts specific waste management standards within the existing universal waste framework and makes managing hazardous waste solar panels simpler and less costly. This rule will also allow some generators to qualify for a generator status subject to reduced regulation because universal wastes do not count toward generator status.

Proposed Federal MBTA Incidental Take Legislation and Regulations
On January 20, 2021, President Biden issued an executive order to review and consider suspending, revising, or rescinding agency actions taken between January 20, 2017 and January 20, 2021 determined to be inconsistent with certain public health and environmental goals. This includes a review of both the Solicitor’s Opinion and the U.S. Fish and Wildlife Services’ (FWS) January 7, 2021 final rule codifying the Solicitor’s Opinion M-37050 defining the scope of certain prohibitions under the MBTA. In response to this directive, on February 9, 2021, the FWS delayed the effective date of the January 2021 final rule and requested public comment to inform its review and a potential extended delay.

In May 2021, FWS published a draft rule to revoke the Trump Administration’s January 7, 2021 final rule in an effort to return to implementing the MBTA as prohibiting incidental take and applying enforcement discretion. Comments on the draft rule were due June 7, 2021. The proposed rule follows the Administration’s prior revocation of Solicitor’s Opinion M-37050 issued under the Trump Administration. A return to the position that incidental take is prohibited under the MBTA, or the development of legislation or regulations contrary to the FWS’s January 2021 rule, could increase potential liability and impose additional permitting requirements on certain of the Company's operations.

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
There is considerable uncertainty regarding the extent to which COVID-19, including variants such as the Delta variant, will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature may cause the Company, its suppliers and other business counterparties to experience operational delays and delays in the delivery of materials and supplies and may cause milestones or deadlines relating to various projects to be missed.
As of the date of this report, the Company has not experienced any material financial or operational impacts related to COVID-19, or variants thereof. All of the Company’s facilities have remained operational. The Company has experienced a decrease in volumetric sales on a weather normalized basis at certain Thermal locations in part due to COVID-19 related impacts, which has not resulted in any material financial impacts to the Company. The Company believes that all of its accounts receivable balances as of June 30, 2021 are collectible. The Company will continue to assess collectability based on any future developments.
The Company cannot predict the full impact that COVID-19 will have on the Company’s financial expectations, its financial condition, results of operations and cash flows, its ability to make distributions to its stockholders, the market prices of its common stock and its ability to satisfy its debt service obligations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of the virus and related variants, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, including vaccines, the duration of the pandemic, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see Part I, Item 1A Risk Factors of the Company's 2020 Form 10-K.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended June 30,			Six months ended June 30,
(In millions)	2021	2020	Change	2021	2020	Change
Operating Revenues
Energy and capacity revenues	$420	$342	$78	$696	$618	$78
Other revenues	28	12	16	45	21	24
Contract amortization	(37)	(22)	(15)	(69)	(44)	(25)
Mark-to-market economic hedging activities	(31)	(3)	(28)	(55)	(8)	(47)
Total operating revenues	380	329	51	617	587	30
Operating Costs and Expenses
Cost of fuels	16	13	3	35	30	5
Operations and maintenance	69	54	15	137	110	27
Other costs of operations	22	20	2	45	40	5
Depreciation, amortization and accretion	128	99	29	256	201	55
General and administrative	10	12	(2)	20	21	(1)
Transaction and integration costs	1	—	1	3	1	2
Development costs	1	1	—	2	2	—
Total operating costs and expenses	247	199	48	498	405	93
Operating Income	133	130	3	119	182	(63)
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	8	16	(8)	12	3	9
Gain on sale of unconsolidated affiliate	—	49	(49)	—	49	(49)
Other income, net	1	—	1	2	2	—
Loss on debt extinguishment	—	—	—	(42)	(3)	(39)
Derivative (expense) interest income	(11)	(13)	2	36	(92)	128
Other interest expense	(92)	(80)	(12)	(184)	(168)	(16)
Total other expense, net	(94)	(28)	(66)	(176)	(209)	33
Income (Loss) Before Income Taxes	39	102	(63)	(57)	(27)	(30)
Income tax expense (benefit)	7	26	(19)	(13)	4	(17)
Net Income (Loss)	32	76	(44)	(44)	(31)	(13)
Less: (Loss) income attributable to noncontrolling interests and redeemable interests	(3)	29	(32)	(82)	(49)	(33)
Net Income Attributable to Clearway Energy, Inc.	$35	$47	$(12)	$38	$18	$20

	Three months ended June 30,		Six months ended June 30,
Business metrics:	2021	2020	2021	2020
Renewables MWh generated/sold (in thousands) (a)	3,370	2,259	5,900	3,934
Thermal MWt sold (in thousands)	457	395	1,068	1,000
Thermal MWh sold (in thousands)	13	11	26	38
Conventional MWh generated (in thousands) (a) (b)	282	204	447	381
Conventional equivalent availability factor	97.2%	95.1%	90.2%	92.0%

(a) Volumes do not include the MWh generated/sold by the Company's equity method investments.
(b) Volumes generated are not sold by the Company as the Conventional facilities sell capacity rather than energy.

Management’s Discussion of the Results of Operations for the Three Months Ended June 30, 2021 and 2020
Adjusted Gross Margin
In addition to total operating revenues, the Company evaluates its operating performance using the measure of Adjusted Gross Margin, which is not a GAAP measure and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report. Adjusted Gross Margin is defined as total operating revenues, excluding contract amortization and mark-to-market for economic hedges, less cost of fuels. Adjusted Gross Margin should be viewed as a supplement to and not a substitute for the Company's presentation of total operating revenues, which is the most directly comparable GAAP measure. The Company believes that Adjusted Gross Margin is useful to investors as it is a key operational measure reviewed by the Company's chief operating decision maker. Cost of fuels is typically recovered through customer revenue contracts and therefore, Adjusted Gross Margin excludes any revenue effect of fluctuations in these expenses.
The below tables present the composition of total operating revenues, as well as the reconciliation to Adjusted Gross Margin, for the three months ended June 30, 2021 and 2020:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Three months ended June 30, 2021
Total operating revenues	$109	$222	$49	$380
Less:
Cost of fuels	(1)	—	(15)	(16)
Contract amortization	6	30	1	37
Mark-to-market economic hedging activities	—	31	—	31
Adjusted Gross Margin	$114	$283	$35	$432

Three months ended June 30, 2020
Total operating revenues	$107	$180	$42	$329
Less:
Cost of fuels	(1)	—	(12)	(13)
Contract amortization	6	16	—	22
Mark-to-market for economic hedging activities	—	3	—	3
Adjusted Gross Margin	$112	$199	$30	$341

Operating Revenues
Operating revenues increased by $51 million during the three months ended June 30, 2021, compared to the same period in 2020, due to a combination of the drivers summarized in the table below:

Segment		(In millions)
Renewables	Increase due to higher wind production at Alta as well as the acquisitions of Agua Caliente, Mesquite Star, Rattlesnake Flat and Rosamond Central and consolidation of the DGPV investments	$42
Thermal	Increase primarily driven by higher volumes and higher gas prices passed through to customers	7
Conventional	Increase primarily due to an increase in start revenue at Marsh Landing and improved availability at the California natural gas portfolio	2
		$51
Operations and Maintenance Expense
Operations and maintenance expense increased by $15 million during the three months ended June 30, 2021, compared to the same period in 2020, primarily due to the acquisition of solar and wind projects during the second half of 2020 and first half of 2021.

Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense increased by $29 million during the three months ended June 30, 2021, compared to the same period in 2020, primarily due to a $30 million increase in the Renewables segment. The increase in the Renewables segment related to a $7 million increase related to the consolidation of the DGPV investments and a $14 million increase related to the acquisition of Aqua Caliente and Rattlesnake in the first quarter of 2021 and wind facilities acquired in the second half of 2020. In addition, approximately $9 million of accelerated depreciation was recorded in the second quarter of 2021 related to the repowering of the Pinnacle wind facility.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates decreased by $8 million during the three months ended June 30, 2021, compared to the same period in 2020, primarily due to the consolidation of the DGPV investments on November 2, 2020, the acquisition of the additional interest and consolidation of Agua Caliente in February 2021 and the sale of the interests in RPV Holdco 1 LLC in May 2020, which had earnings in the second quarter of 2020.
Gain on Sale of Unconsolidated Affiliate
On May 14, 2020, the Company sold its interests in RPV Holdco 1 LLC, or RPV Holdco, to Spruce Power, which resulted in a gain on sale of investment of approximately $49 million. For further discussion on this transaction, see Item 1- Note 3, Acquisitions and Dispositions.
Interest Expense
Interest expense increased by $10 million during the three months ended June 30, 2021, compared to the same period in 2020, due to the following:

(In millions)
Increase in interest expense due to increased principal balances of project level debt primarily due to acquisitions in the Renewables segment, partially offset by lower interest expense in the Conventional segment due to lower principal balances of debt outstanding	$11
Increase in Corporate interest expense due to additional issuance of the 2028 Senior Notes in May 2020, partially offset by lower interest expense related to revolver borrowings	1
Change in fair value of interest rate swaps	(2)
$10
Income Tax Expense
For the three months ended June 30, 2021, the Company recorded an income tax expense of $7 million on pretax income of $39 million. For the same period in 2020, the Company recorded an income tax expense of $26 million on pretax income of $102 million.
For the three months ended June 30, 2021 and 2020, the overall effective tax rate was different than the statutory rate of 21% primarily due to taxable earnings and losses allocated to partners' interests in Clearway Energy LLC, which includes the effects of applying the HLBV method of accounting for book purposes for certain partnerships.

(Loss) Income Attributable to Noncontrolling Interests and Redeemable Interests
For the three months ended June 30, 2021, the Company had a loss of $3 million attributable to noncontrolling interests and redeemable interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method	$(36)
CEG's economic interest in Clearway Energy LLC	32
Net income attributable to third party investors in Lighthouse Renewable Holdco LLC, Agua Caliente, Rosie TargetCo LLC and Kawailoa Renewables, LLC partnerships	1
$(3)
For the three months ended June 30, 2020, the Company had income of $29 million attributable to noncontrolling interests and redeemable interests comprised of the following:

(In millions)
CEG's economic interest in Clearway Energy LLC	$56
Income attributable to CEG's interest in the Kawailoa, Oahu and Repowering partnerships	2
Income attributable to third party investor in Kawailoa Renewables, LLC	2
Losses attributable to tax equity financing arrangements and the application of the HLBV method	(31)
$29

Management’s Discussion of the Results of Operations for the Six Months Ended June 30, 2021 and 2020
Adjusted Gross Margin
In addition to total operating revenues, the Company evaluates its operating performance using the measure of Adjusted Gross Margin, which is not a GAAP measure and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report. Adjusted Gross Margin is defined as total operating revenues, excluding contract amortization and mark-to-market for economic hedges, less cost of fuels. Adjusted Gross Margin should be viewed as a supplement to and not a substitute for the Company's presentation of total operating revenues, which is the most directly comparable GAAP measure. The Company believes that Adjusted Gross Margin is useful to investors as it is a key operational measure reviewed by the Company's chief operating decision maker. Cost of fuels is typically recovered through customer revenue contracts and therefore, Adjusted Gross Margin excludes any revenue effect of fluctuations in these expenses.
The below tables present the composition of total operating revenues, as well as the reconciliation to Adjusted Gross Margin, for the six months ended June 30, 2021 and 2020:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Six months ended June 30, 2021
Total operating revenues	$211	$308	$98	$617
Less:
Cost of fuels	(3)	—	(32)	(35)
Contract amortization	12	55	2	69
Mark-to-market for economic hedges	—	55	—	55
Adjusted Gross Margin	$220	$418	$68	$706

Six months ended June 30, 2020
Total operating revenues	$210	$287	$90	$587
Less:
Cost of fuels	(2)	—	(28)	(30)
Contract amortization	12	31	1	44
Mark-to-market for economic hedging activities	—	8	—	8
Adjusted Gross Margin	$220	$326	$63	$609

Operating Revenues
Operating revenues increased by $30 million during the six months ended June 30, 2021, compared to the same period in 2020, due to a combination of the drivers summarized in the table below:

Segment		(In millions)
Renewables	Increase due to higher wind production at Alta as well as the acquisitions of Agua Caliente, Mesquite Star, Rattlesnake Flat and Rosamond Central, and the consolidation of the DGPV investments, offset in part by $50 million of net settlements of obligations for wind facilities that were unable to produce the required output during extreme weather conditions in Texas in February 2021	$22
Thermal	Increase primarily driven by higher volumes and higher gas prices passed through to customers	8
Conventional	Increase primarily due to an increase in start revenue at Marsh Landing and improved availability at the California natural gas portfolio	1
		$30
Operations and Maintenance Expense
Operations and maintenance expense increased by $27 million during the six months ended June 30, 2021, compared to the same period in 2020, primarily due to the acquisition of solar and wind projects during the second half of 2020 and first half of 2021.
Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense increased by $55 million during the six months ended June 30, 2021, compared to the same period in 2020, primarily due to a $54 million increase in the Renewables segment. The increase in the Renewables segment related to a $15 million increase due to the consolidation of the DGPV investments in 2020 and a $26 million increase related to the acquisition of Aqua Caliente and Rattlesnake in the first quarter of 2021 and wind facilities acquired in the second half of 2020. In addition, approximately $18 million of accelerated depreciation was recorded in 2021 related to the repowering of the Pinnacle wind facility partially offset by accelerated depreciation of $5 million recorded in the first half of 2020 for the repowering of the Wildorado wind facility.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $9 million during the six months ended June 30, 2021, compared to the same period in 2020, primarily driven by increased earnings from Desert Sunlight in 2021 and consolidation of the DGPV investments on November 2, 2020, which had losses in 2020 partially offset by acquisition of additional interest and consolidation of Agua Caliente in February 2021 and sale of the interests in RPV Holdco 1 LLC in May 2020, which had earnings in 2020.
Gain on Sale of Unconsolidated Affiliate
On May 14, 2020, the Company sold its interests in RPV Holdco 1 LLC, or RPV Holdco, to Spruce Power, which resulted in a gain on sale of investment of approximately $49 million. For further discussion on this transaction, see Item 1-Note 3, Acquisitions and Dispositions.
Loss on Debt Extinguishment
Loss on debt extinguishment increased by $39 million during the six months ended June 30, 2021, compared to the same period in 2020, primarily driven by the write-off of previously deferred finance costs and payment of premiums related to the redemption of the 2025 Senior Notes in 2021.

Interest Expense
Interest expense decreased by $112 million during the six months ended June 30, 2021, compared to the same period in 2020, primarily due to the following:

(In millions)
Change in fair value of interest rate swaps due to an increase in forward rates in 2021 as compared to a decrease in rates during March 2020 at the onset of the COVID-19 pandemic	$(128)
Increase in interest expense due to increased principal balances of project level debt primarily due to acquisitions in the Renewables segment, partially offset by lower interest expense in the Conventional segment due to lower principal balances of debt outstanding	14
Increase in Corporate interest expense due to additional issuance of the 2028 Senior Notes in May 2020, partially offset by lower interest expense related to revolver borrowings	2
$(112)
Income Tax Expense (Benefit)
For the six months ended June 30, 2021, the Company recorded an income tax benefit of $13 million on a pretax loss of $57 million. For the same period in 2020, the Company recorded an income tax expense of $4 million on a pretax loss of $27 million.
For the six months ended June 30, 2021 and June 30, 2020, the overall effective tax rate was different than the statutory rate of 21% primarily due to the taxable earnings and losses allocated to the partners' interest in Clearway Energy LLC, which includes the effects of applying HLBV method of accounting for book purposes for certain partnerships.
Loss Attributable to Noncontrolling Interests and Redeemable Interests
For the six months ended June 30, 2021, the Company had a loss of $82 million attributable to noncontrolling interests and redeemable interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method	$(77)
Losses attributable to third party investor in Lighthouse Renewable Holdco LLC	(39)
CEG's economic interest in Clearway Energy LLC	20
Income attributable to third party investor in Agua Caliente	8
Income attributable to third party investor in Rosie TargetCo LLC	4
Income attributable to third party investor in Kawailoa Renewables, LLC	2
$(82)
For the six months ended June 30, 2020, the Company had a loss of $49 million attributable to noncontrolling interests and redeemable interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method	$(75)
CEG's economic interest in Clearway Energy LLC	17
Income attributable to CEG's interest in the Kawailoa, Oahu and Repowering partnerships	9
$(49)

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
Current Liquidity Position
As of June 30, 2021 and December 31, 2020, the Company's liquidity was approximately $810 million and $894 million, respectively, comprised of cash, restricted cash and availability under the Company's revolving credit facility.

(In millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents:
Clearway Energy, Inc. and Clearway Energy LLC, excluding subsidiaries	$13	$119
Subsidiaries	125	149
Restricted cash:
Operating accounts	131	73
Reserves, including debt service, distributions, performance obligations and other reserves	201	124
Total cash, cash equivalents and restricted cash	$470	$465
Revolving credit facility availability	340	429
Total liquidity	$810	$894
The Company's liquidity includes $332 million and $197 million of restricted cash balances as of June 30, 2021 and December 31, 2020, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company's projects that are restricted in their use. As of June 30, 2021, these restricted funds were comprised of $131 million designated to fund operating expenses, approximately $38 million designated for current debt service payments, and $130 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $33 million is held in distribution reserve accounts.
As of June 30, 2021, the Company had $67 million of borrowings under the revolving credit facility and $88 million in letters of credit outstanding. During the six months ended June 30, 2021, the Company borrowed $300 million under the revolving credit facility, and subsequently repaid $233 million utilizing cash on hand and the proceeds from the issuance of the 2031 Senior Notes. During July 2021, the company repaid the outstanding $67 million balance under the revolving credit facility and as of July 31, 2021, the Company had no loans outstanding under the revolving credit facility and a total of $75 million in letters of credit outstanding.
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

The following table summarizes the credit ratings for the Company and its Senior Notes as of June 30, 2021:

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
Revolving Credit Facility
The Company has a total of $340 million available under the revolving credit facility as of June 30, 2021. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
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
Oahu and Kawailoa Hawaii Refundable Tax Credits
In 2020, the members of the partnerships holding the Oahu Solar and Kawailoa Solar projects submitted applications to the state of Hawaii for refundable tax credits based on the cost of construction of the projects. In April 2021, the members of the partnerships contributed their respective portions of the tax credits in the amount of $49 million to the Oahu Solar and Kawailoa project companies, which is reflected in restricted cash on the Company's consolidated balance sheet with an offsetting adjustment to noncontrolling interests. In accordance with the projects' related agreements, the cash will be held in a restricted account and utilized to offset future invoiced amounts under the projects' PPAs.
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

For the six months ended June 30, 2021, the Company used approximately $93 million to fund capital expenditures, including growth expenditures of $58 million in the Renewables segment, $18 million of which were incurred in connection with the Rosamond Central solar project, $17 million incurred in connection with the Rattlesnake wind project, $13 million incurred in connection with the repowering of the Pinnacle wind project and $10 million related to the Mesquite Star wind project. The Company also incurred $23 million of growth capital expenditures in the Thermal and Conventional segments in connection with various development projects. In addition, the Company incurred $12 million in maintenance capital expenditures. The Company estimates $28 million of maintenance expenditures for 2021. These estimates are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates.
Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by CEG, as well as generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its CAFD.

Rattlesnake Drop Down — On January 12, 2021, the Company acquired 100% of CEG's equity interest and a third party investor's minority interest in CWSP Rattlesnake Holding LLC, which indirectly owns the Rattlesnake wind project, a 160 MW wind facility located in Adams County, Washington for $132 million in cash consideration. The Company's net capital commitment was $119 million after proceeds from a state sales and use tax refund, which were received in May 2021.
Agua Caliente Acquisition — On February 3, 2021, the Company acquired an additional 35% equity interest in the Agua Caliente solar project from NRG Energy, Inc. for $202 million. Agua Caliente is a 290 MW solar project located in Dateland, Arizona in which the Company previously owned a 16% equity interest.
Pinnacle Wind Repowering — On February 26, 2021, the Company, through an indirect subsidiary, entered into an amended partnership agreement with CEG to repower the Pinnacle wind project, a 55 MW wind facility located in Mineral County, West Virginia. The amended agreement commits the Company to invest an estimated $67 million in net corporate capital, subject to closing adjustments, and no longer requires an additional payment in 2031. Commercial operations and corporate capital funding for the Pinnacle wind repowering are expected to occur in the second half of 2021. Additionally, on March 10, 2021, the Pinnacle wind project acquired equipment from CEG for $21 million in cash consideration.
Mt. Storm Acquisition — On April 23, 2021, the Company acquired 100% of the equity interests in NedPower Mount Storm LLC, or Mt. Storm, from Castleton Commodities International for approximately $96 million before working capital and purchase price adjustments in the net amount of $4 million, representing a total cash outflow of $100 million. Mt. Storm is a 264 MW wind project located in Grant County, West Virginia.
Lighthouse Partnership Agreements — On December 21, 2020, subsidiaries of the Company entered into the Lighthouse Partnership Agreements providing for the Company's co-investment in a portfolio of renewable energy projects developed by CEG. The Company expects to invest approximately $142 million in 2021 for 50% cash equity interests in the Mesquite Sky and Black Rock wind projects, subject to closing adjustments and the projects achieving certain milestones.
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
The following table lists the dividends paid on the Company's Class A common stock and Class C common stock during the six months ended June 30, 2021:

	Second Quarter 2021	First Quarter 2021
Dividends per Class A share	$0.329	$0.324
Dividends per Class C share	$0.329	$0.324
On July 23, 2021, the Company declared quarterly dividends on its Class A common stock and Class C common stock of $0.3345 per share payable on September 15, 2021, to stockholders of record as of September 1, 2021.

Cash Flow Discussion
The following table reflects the changes in cash flows for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	Six months ended June 30,
	2021	2020	Change
	(In millions)
Net cash provided by operating activities	$241	$184	$57
Net cash (used in) provided by investing activities	(420)	40	(460)
Net cash provided by (used in) financing activities	$184	$(225)	$409
Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase in operating income adjusted for non-cash items	$54
Increase in dividend distributions received from unconsolidated affiliates	6
Decrease in working capital primarily driven by the timing of accounts receivable collections and payments of accounts payable	(3)
$57
Net Cash (Used in) Provided by Investing Activities

Changes to net cash (used in) provided by investing activities were driven by:	(In millions)
Cash paid for the Rattlesnake Drop Down acquisition in 2021	$(132)
Cash paid for the Agua Caliente and Mt. Storm acquisitions, net of cash acquired in 2021	(211)
Proceeds received from the sale of RPV Holdco, Energy Center Dover LLC and Energy Center Smyrna LLC in 2020	(90)
Cash paid to CEG in 2021 for equipment for the Pinnacle wind project repowering	(21)
Changes in capital expenditures	(10)
Other	4
$(460)
Net Cash Provided by (Used in) Financing Activities

Changes in net cash provided by (used in) financing activities were driven by:	(In millions)
Increase in proceeds from issuance of long-term debt net of payments primarily due to issuance of the 2031 Senior Notes and the Pinnacle financing agreement in 2021	$249
Increase in net contributions from noncontrolling interest members in 2021 compared to 2020	111
Buyout of Repowering Partnership II LLC noncontrolling interest in 2020	70
Increase in dividends paid to common stockholders in 2021	(48)
Net proceeds from equity issuance in 2020	(38)
Increase in net proceeds under the revolving line of credit in 2021	67
Other	(2)
$409

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
As of December 31, 2020, the Company has a cumulative federal NOL carry forward balance of $1.2 billion for federal income tax purposes, of which $0.9 billion will begin expiring between 2033 to 2037 if unutilized. The Company does not anticipate any federal income tax payments for 2021. Additionally, as of December 31, 2020, the Company has a cumulative state NOL carryforward balance of $726 million for state and local income tax purposes, which will expire between 2023 to 2040 if unutilized. The Company does not anticipate significant income tax payments for state and local jurisdictions in 2021. Based on the Company's current and expected NOL balances generated primarily by accelerated tax depreciation of its property, plant and equipment, the Company does not expect to pay significant federal income tax for a period of approximately ten years inclusive of any NOL carryovers subject to an 80% limitation against future taxable years beginning after 2020 pursuant to the Tax Act as modified by the CARES Act (defined below).
As of December 31, 2020, the Company has an interest disallowance carry forward of $46 million as a result of the proposed and final regulations under §163(j), which was enacted as part of the Tax Act. The disallowed interest deduction has an indefinite carry forward period and any limitations on the utilization of this carry forward have been factored into our valuation allowance analysis.
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
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of June 30, 2021, the Company has several investments with an ownership interest percentage of 50% or less in energy and an energy-related entity that is accounted for under the equity method. GenConn is a variable interest entity for which the Company is not the primary beneficiary. The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $358 million as of June 30, 2021. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.
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
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at June 30, 2021, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at June 30, 2021. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item 1 — Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses) Gains	(In millions)
Fair value of contracts as of December 31, 2020	$(172)
Contracts realized or otherwise settled during the period	17
Contracts acquired during the period	(9)
Changes in fair value	(21)
Fair value of contracts as of June 30, 2021	$(185)

	Fair value of contracts as of June 30, 2021
	Maturity
Fair Value Hierarchy (Losses) Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$(30)	$(33)	$(10)	$(9)	$(82)
Level 3	(14)	(25)	(21)	(43)	(103)
Total	$(44)	$(58)	$(31)	$(52)	$(185)

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
If all of the interest rate swaps had been discontinued on June 30, 2021, the Company would have owed the counterparties $88 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of June 30, 2021, a 1% change in interest rates would result in an approximately $2 million change in market interest expense on a rolling twelve-month basis.
As of June 30, 2021, the fair value of the Company's debt was $8,006 million and the carrying value was $8,030 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by approximately $497 million.
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu decrease in natural gas prices across the term of the derivative contracts would cause no change to the net value of natural gas derivatives, and an increase of $.50 per MMBtu in natural gas prices across the term of the derivative contracts would cause an increase of approximately $1 million to the net value of natural gas derivatives as of June 30, 2021. The impact of a $0.50 per MWh increase or decrease in power prices across the term of the derivatives contracts would cause a change of approximately $5 million to the net value of power derivatives as of June 30, 2021.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of the material legal proceedings in which the Company was involved through June 30, 2021, see Item 1 — Note 12, Contingencies, to this Form 10-Q.

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
4.1
Seventeenth Supplemental Indenture, dated as of May 14, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 19, 2021.
4.2	Ninth Supplemental Indenture, dated as of May 14, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 19, 2021.
4.3	First Supplemental Indenture, dated as of May 14, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on May 19, 2021.
10.1	Clearway Energy, Inc. Amended and Restated 2013 Equity Incentive Plan, as amended and restated effective February 19, 2021.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 3, 2021.
10.2	Fifth Amendment to Right of First Offer Agreement, dated as of August 2, 2021, by and between Clearway Energy Group LLC and Clearway Energy, Inc.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chad Plotkin.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of Sarah Rubenstein.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWAY ENERGY, INC. (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
Chief Executive Officer (Principal Executive Officer)

/s/ CHAD PLOTKIN
Chad Plotkin
Chief Financial Officer (Principal Financial Officer)

/s/ SARAH RUBENSTEIN
Sarah Rubenstein
Date: August 3, 2021	Vice President, Accounting & Controller (Principal Accounting Officer)