Form 10-Q
period 2021-09-30
Clearway Energy, Inc.
filed 2021-11-04
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021

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
Yes ☐       No ☒
As of October 31, 2021, there were 34,599,645 shares of Class A common stock outstanding, par value $0.01 per share, 42,738,750 shares of Class B common stock outstanding, par value $0.01 per share, 81,777,798 shares of Class C common stock outstanding, par value $0.01 per share, and 42,738,750 shares of Class D common stock outstanding, par value $0.01 per share.

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
•Potential risks related to COVID-19 (including any variant of the virus) or any other pandemic;
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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2025 Senior Notes	$600 million aggregate principal amount of 5.750% unsecured senior notes due 2025, issued by Clearway Energy Operating LLC, which were repaid in March 2021
2026 Senior Notes	$350 million aggregate principal amount of 5.00% unsecured senior notes due 2026, issued by Clearway Energy Operating LLC, which were repaid in October 2021
2028 Senior Notes	$850 million aggregate principal amount of 4.750% unsecured senior notes due 2028, issued by Clearway Energy Operating LLC
2031 Senior Notes	$925 million aggregate principal amount of 3.750% unsecured senior notes due 2031, issued by Clearway Energy Operating LLC
2032 Senior Notes	$350 million aggregate principal amount of 3.750% unsecured senior notes due 2032, issued by Clearway Energy Operating LLC
Adjusted EBITDA	A non-GAAP measure, represents earnings before interest (including loss on debt extinguishment), tax, depreciation and amortization adjusted for mark-to-market gains or losses, asset write offs and impairments; and factors which the Company does not consider indicative of future operating performance
AOCL	Accumulated Other Comprehensive Loss
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates - updates to the ASC
ATM Programs	At-The-Market Equity Offering Programs
CAFD
A non-GAAP measure, Cash Available for Distribution is defined as of September 30, 2021 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, adjustments to reflect CAFD generated by unconsolidated investments that were not able to distribute project dividends prior to PG&E's emergence from bankruptcy on July 1, 2020 and subsequent release post-bankruptcy, cash receipts from notes receivable, cash distributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, changes in prepaid and accrued capacity payments, and adjusted for development expenses

CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreement	Master Services Agreements entered into as of August 31, 2018 between the Company, Clearway Energy LLC, Clearway Energy Operating LLC and CEG
CEG ROFO Agreement	Right of First Offer Agreement, entered into as of August 31, 2018, by and between Clearway Energy Group LLC and Clearway Energy, Inc., and solely for purposes of Section 2.4, GIP III Zephyr Acquisition Partners, L.P., as amended by the First Amendment dated February 14, 2019, the Second Amendment dated August 1, 2019, the Third Amendment dated December 6, 2019, the Fourth Amendment dated November 2, 2020 and the Fifth Amendment dated August 2, 2021
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
Clearway Energy LLC	The holding company through which the projects are owned by Clearway Energy Group LLC, the holder of Class B and Class D units of Clearway Energy LLC, and Clearway Energy, Inc., the holder of the Class A and Class C units
Clearway Energy Group LLC	The holder of all of Clearway Energy, Inc.'s Class B and Class D common stock, Clearway Energy LLC’s Class B and Class D units and, from time to time, possibly shares of Clearway Energy, Inc.’s Class A and/or Class C common stock
Clearway Energy Operating LLC	The holder of the project assets that are owned by Clearway Energy LLC
COD	Commercial Operation Date
Company	Clearway Energy, Inc. together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
Distributed Solar	Solar power projects, typically less than 20 MW in size (on an alternating current, or AC, basis), that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid

Drop Down Assets
Collectively, assets under common control acquired by the Company from NRG from January 1, 2014 through the period ended August 31, 2018 and from CEG from August 31, 2018 through the period ended September 30, 2021

Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GIP	Global Infrastructure Partners
HLBV	Hypothetical Liquidation at Book Value
LIBOR	London Inter-Bank Offered Rate
MBTA	Migratory Bird Treaty Act
Mesquite Star	Mesquite Star Special LLC
MMBtu	Million British Thermal Units
Mt. Storm	NedPower Mount Storm LLC
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
Net Exposure	Counterparty credit exposure to Clearway Energy, Inc. net of collateral
NOLs	Net Operating Losses
NPPD	Nebraska Public Power District
NRG	NRG Energy, Inc.
OCL	Other comprehensive loss
O&M	Operations and Maintenance
PG&E	Pacific Gas and Electric Company
PPA	Power Purchase Agreement
RENOM	Clearway Renewable Operation & Maintenance LLC
RPV Holdco	RPV Holdco 1 LLC
SCE	Southern California Edison
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2026 Senior Notes, the 2028 Senior Notes, the 2031 Senior Notes and the 2032 Senior Notes
SPP	Solar Power Partners
SREC	Solar Renewable Energy Credit
Tax Act	Tax Cuts and Jobs Act of 2017
Thermal Business	The Company's thermal business, which consists of thermal infrastructure assets that provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units
U.S.	United States of America
Utah Solar Portfolio	Collection consists of Four Brothers Solar, LLC, Granite Mountain Holdings, LLC, and Iron Springs Holdings, LLC, which are equity investments owned by Four Brothers Capital, LLC, Granite Mountain Capital, LLC, and Iron Springs Capital, LLC, respectively
Utility Scale Solar	Solar power projects, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VaR	Value at Risk
VIE	Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Operating Revenues
Total operating revenues	$351	$332	$968	$919
Operating Costs and Expenses
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	117	95	334	275
Depreciation, amortization and accretion	131	102	387	303
General and administrative	10	9	30	30
Transaction and integration costs	1	1	4	2
Development costs	3	2	5	4
Total operating costs and expenses	262	209	760	614
Operating Income	89	123	208	305
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	20	19	32	22
Gain on sale of unconsolidated affiliate	—	—	—	49
Other income, net	1	—	3	2
Loss on debt extinguishment	—	(6)	(42)	(9)
Interest expense	(84)	(85)	(232)	(345)
Total other expense, net	(63)	(72)	(239)	(281)
Income (Loss) Before Income Taxes	26	51	(31)	24
Income tax expense (benefit)	1	9	(12)	13
Net Income (Loss)	25	42	(19)	11
Less: Income (loss) attributable to noncontrolling interests and redeemable interests	4	10	(78)	(39)
Net Income Attributable to Clearway Energy, Inc.	$21	$32	$59	$50
Earnings Per Share Attributable to Clearway Energy, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic and diluted	35	35	35	35
Weighted average number of Class C common shares outstanding - basic and diluted	82	81	82	80
Earnings per Weighted Average Class A and Class C Common Share - Basic and Diluted	$0.18	$0.27	$0.51	$0.43
Dividends Per Class A Common Share	$0.3345	$0.3125	$0.9875	$0.7325
Dividends Per Class C Common Share	$0.3345	$0.3125	$0.9875	$0.7325

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2021	2020	2021	2020
Net Income (Loss)	$25	$42	$(19)	$11
Other Comprehensive Income
Unrealized gain on derivatives, net of income tax benefit of $(2), $(1), $(3) and $0	3	8	14	—
Other comprehensive income	3	8	14	—
Comprehensive Income (Loss)	28	50	(5)	11
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable interests	6	14	(70)	(39)
Comprehensive Income Attributable to Clearway Energy, Inc.	$22	$36	$65	$50

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except shares)	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$189	$268
Restricted cash	366	197
Accounts receivable — trade	203	143
Inventory	42	42
Derivative instruments	2	—
Prepayments and other current assets	51	58
Total current assets	853	708
Property, plant and equipment, net	7,438	7,217
Other Assets
Equity investments in affiliates	632	741
Intangible assets for power purchase agreements, net	2,154	1,231
Other intangible assets, net	132	139
Derivative instruments	5	1
Deferred income taxes	116	104
Right of use assets, net	346	337
Other non-current assets	104	114
Total other assets	3,489	2,667
Total Assets	$11,780	$10,592
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$545	$384
Accounts payable — trade	58	72
Accounts payable — affiliates	12	17
Derivative instruments	56	38
Accrued interest expense	41	44
Accrued expenses and other current liabilities	104	79
Total current liabilities	816	634
Other Liabilities
Long-term debt	7,299	6,585
Derivative instruments	160	135
Long-term lease liabilities	361	345
Other non-current liabilities	189	178
Total non-current liabilities	8,009	7,243
Total Liabilities	8,825	7,877
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 201,846,253 shares issued and outstanding (Class A 34,599,645, Class B 42,738,750, Class C 81,769,108, Class D 42,738,750) at September 30, 2021 and 201,635,990 shares issued and outstanding (Class A 34,599,645, Class B 42,738,750, Class C 81,558,845, Class D 42,738,750) at December 31, 2020	1	1
Additional paid-in capital	1,810	1,922
Accumulated deficit	(25)	(84)
Accumulated other comprehensive loss	(8)	(14)
Noncontrolling interest	1,177	890
Total Stockholders' Equity	2,955	2,715
Total Liabilities and Stockholders' Equity	$11,780	$10,592

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(In millions)	2021	2020
Cash Flows from Operating Activities
Net (Loss) Income	$(19)	$11
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(32)	(22)
Distributions from unconsolidated affiliates	25	51
Depreciation, amortization and accretion	387	303
Amortization of financing costs and debt discounts	10	12
Amortization of intangibles	107	67
Loss on debt extinguishment	42	9
Reduction in carrying amount of right-of-use assets	8	1
Gain on sale of unconsolidated affiliate	—	(49)
Changes in deferred income taxes	(12)	13
Changes in derivative instruments	50	63
Gain on disposal of asset components	—	(4)
Cash provided by (used in) changes in other working capital
Changes in prepaid and accrued liabilities for tolling agreements	20	15
Changes in other working capital	(57)	(29)
Net Cash Provided by Operating Activities	529	441
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(211)	—
Acquisition of Drop Down Asset	(132)	(79)
Consolidation of DGPV Holdco 3 LLC	—	17
Capital expenditures	(124)	(95)
Asset purchase from affiliate	(21)	—
Return of investment from unconsolidated affiliates	37	53
Investments in unconsolidated affiliates	—	(11)
Cash receipts from notes receivable	4	—
Proceeds from sale of assets	—	90
Insurance proceeds	—	5
Other	17	—
Net Cash Used in Investing Activities	(430)	(20)
Cash Flows from Financing Activities
Net contributions from noncontrolling interests	251	147
Buyout of Repowering Partnership II LLC noncontrolling interest	—	(70)
Net proceeds from the issuance of common stock	—	58
Payments of dividends and distributions	(199)	(147)
Payments of debt issuance costs	(13)	(10)
Proceeds from the revolving credit facility	377	265
Payments for the revolving credit facility	(300)	(265)
Proceeds from the issuance of long-term debt	1,037	775
Payments for long-term debt	(1,170)	(1,054)
Other	8	—
Net Cash Used in Financing Activities	(9)	(301)
Net Increase in Cash, Cash Equivalents and Restricted Cash	90	120
Cash, Cash Equivalents and Restricted Cash at beginning of period	465	417
Cash, Cash Equivalents and Restricted Cash at end of period	$555	$537

See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2021
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
Balances at December 31, 2020	$—	$1	$1,922	$(84)	$(14)	$890	$2,715
Net income (loss)	—	—	—	3	—	(81)	(78)
Unrealized gain on derivatives, net of tax	—	—	—	—	4	7	11
Contributions from CEG, non-cash	—	—	—	—	—	27	27
Contributions from CEG, cash	—	—	—	—	—	103	103
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	126	126
Agua Caliente acquisition	—	—	—	—	—	273	273
Rattlesnake Drop Down	—	—	—	—	—	(118)	(118)
Non-cash adjustments for change in tax basis	—	—	2	—	—	—	2
Dividends to common stockholders and distributions to CEG	—	—	(38)	—	—	(28)	(66)
Balances at March 31, 2021	$—	$1	$1,886	$(81)	$(10)	$1,199	$2,995
Net income (loss)	—	—	—	35	—	(4)	31
Unrealized gain (loss) on derivatives, net of tax	—	—	—	—	1	(1)	—
Contributions from CEG, non-cash	—	—	—	—	—	3	3
Contributions from CEG, cash	—	—	—	—	—	1	1
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	38	38
Stock-based compensation	—	—	1	—	—	—	1
Rattlesnake Drop Down	—	—	—	—	—	1	1
Non-cash adjustments for change in tax basis	—	—	(1)	—	—	—	(1)
Dividends to common stockholders and distributions to CEG	—	—	(38)	—	—	(28)	(66)
Balances at June 30, 2021	$—	$1	$1,848	$(46)	$(9)	$1,209	$3,003
Net income	—	—	—	21	—	3	24
Unrealized gain on derivatives, net of tax	—	—	—	—	1	2	3
Contributions from CEG, non-cash	—	—	—	—	—	2	2
Distributions to noncontrolling interests, net of contributions, cash	—	—	—	—	—	(11)	(11)
Stock-based compensation	—	—	1	—	—	—	1
Dividends to common stockholders and distributions to CEG	—	—	(39)	—	—	(28)	(67)
Balances at September 30, 2021	$—	$1	$1,810	$(25)	$(8)	$1,177	$2,955

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2020
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
Balances at December 31, 2019	$—	$1	$1,936	$(72)	$(15)	$413	$2,263
Net loss	—	—	—	(29)	—	(78)	(107)
Unrealized loss on derivatives, net of tax	—	—	—	—	(6)	(6)	(12)
Contributions from CEG, cash	—	—	—	—	—	4	4
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	150	150
Net proceeds from the issuance of common stock under the ATM Program	—	—	10	—	—	—	10
Distributions to noncontrolling interests, non-cash	—	—	—	—	—	(2)	(2)
Dividends to common stockholders and distributions to CEG	—	—	(24)	—	—	(18)	(42)
Balances at March 31, 2020	$—	$1	$1,922	$(101)	$(21)	$463	$2,264
Net income	—	—	—	47	—	29	76
Unrealized gain on derivatives, net of tax	—	—	—	—	2	2	4
Contributions from CEG, non-cash	—	—	—	—	—	8	8
Contributions from CEG, cash	—	—	—	—	—	2	2
Distributions from noncontrolling interests, net of contribution, cash	—	—	—	—	—	(3)	(3)
Consolidation of DGPV Holdco 3	—	—	—	—	—	(43)	(43)
Buyout of Repowering Partnership II LLC noncontrolling interest	—	—	—	—	—	(70)	(70)
Stock-based compensation	—	—	1	—	—	—	1
Non-cash adjustment for change in tax basis	—	—	7	—	—	—	7
Net proceeds from the issuance of common stock under the ATM Program	—	—	28	—	—	—	28
Dividends to common stockholders and distributions to CEG	—	—	(24)	—	—	(18)	(42)
Balances at June 30, 2020	$—	$1	$1,934	$(54)	$(19)	$370	$2,232
Net income	—	—	—	32	—	10	42
Unrealized gain on derivatives, net of tax	—	—	—	—	4	4	8
Distributions to CEG, non-cash	—	—	—	—	—	(1)	(1)
Distributions to tax equity interests, net of contributions, cash	—	—	—	—	—	(6)	(6)
Consolidation of DGPV Holdco 3	—	—	—	—	—	1	1
Mesquite Star Drop Down	—	—	—	—	—	4	4
Net proceeds from the issuance of common stock under the ATM Program	—	—	20	—	—	—	20
Common stock dividends and distributions to CEG	—	—	(36)	—	—	(27)	(63)
Balances at September 30, 2020	$—	$1	$1,918	$(22)	$(15)	$355	$2,237

CLEARWAY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Nature of Business
Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor in and owner of modern, sustainable and long-term contracted assets across North America. The Company is indirectly owned by Global Infrastructure Partners, or GIP. GIP is an independent infrastructure fund manager that makes equity and debt investments in infrastructure assets and businesses. The Company is sponsored by GIP through GIP's portfolio company, CEG.
The Company is one of the largest renewable energy owners in the U.S. with over 4,700 net MW of installed wind and solar generation projects. The Company's over 8,000 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient generation facilities, as well as a portfolio of district energy systems. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. Substantially all of the Company's generation assets are under long-term contractual arrangements for the output or capacity from these assets.
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
The Company owns 57.65% of the economic interests of Clearway Energy LLC, with CEG owning 42.35% of the economic interests of Clearway Energy LLC as of September 30, 2021.

The following table represents the structure of the Company as of September 30, 2021:

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
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of September 30, 2021, and results of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2021 and 2020.
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

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at project subsidiaries was $152 million and $149 million as of September 30, 2021 and December 31, 2020, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2021	December 31, 2020
	(In millions)
Cash and cash equivalents	$189	$268
Restricted cash	366	197
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$555	$465
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company's projects that are restricted in their use. As of September 30, 2021, these restricted funds were comprised of $121 million designated to fund operating expenses, approximately $68 million designated for current debt service payments and $133 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $44 million is held in distribution reserve accounts.
In 2020, the members of the partnerships holding the Oahu Solar and Kawailoa Solar projects submitted applications to the state of Hawaii for refundable tax credits based on the cost of construction of the projects. In April 2021, the members of the partnerships contributed their respective portions of the tax credits in the amount of $49 million to the Oahu Solar and Kawailoa project companies, which is reflected in restricted cash on the Company's consolidated balance sheet with an offsetting adjustment to noncontrolling interests. In accordance with the projects' related agreements, the cash is held in a restricted account and utilized to offset invoiced amounts under the projects' PPAs. As of September 30, 2021, $13 million has been utilized to offset invoiced amounts under the projects' PPAs.
Accumulated Depreciation and Accumulated Amortization
The following table presents the accumulated depreciation included in the property, plant and equipment, net, and accumulated amortization included in intangible assets, net, respectively, as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$2,700	$2,323
Intangible Assets Accumulated Amortization	593	487
Dividends to Class A and Class C common stockholders
The following table lists the dividends paid on the Company's Class A common stock and Class C common stock during the nine months ended September 30, 2021:

	Third Quarter 2021	Second Quarter 2021	First Quarter 2021
Dividends per Class A share	$0.3345	$0.3290	$0.3240
Dividends per Class C share	0.3345	0.3290	0.3240
Dividends on the Class A common stock and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
On November 3, 2021, the Company declared quarterly dividends on its Class A common stock and Class C common stock of $0.34 per share payable on December 15, 2021 to stockholders of record as of December 1, 2021.

Noncontrolling Interests
Clearway Energy LLC Distributions to CEG
The following table lists distributions paid to CEG during the nine months ended September 30, 2021 on Clearway Energy LLC's Class B and D units:

	Third Quarter 2021	Second Quarter 2021	First Quarter 2021
Distributions per Class B Unit	$0.3345	$0.3290	$0.3240
Distributions per Class D Unit	0.3345	0.3290	0.3240
On November 3, 2021, Clearway Energy LLC declared a distribution on its Class B and Class D units of $0.34 per unit payable on December 15, 2021 to unit holders of record as of December 1, 2021.
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
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers along with the reportable segment for each category for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three months ended September 30, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$3	$231	$33	$267
Capacity revenue(a)	120	1	12	133
Contract amortization	(5)	(32)	(1)	(38)
Other revenue	—	14	10	24
Mark-to-market for economic hedges	—	(35)	—	(35)
Total operating revenue	118	179	54	351
Less: Mark-to-market for economic hedges	—	35	—	35
Less: Lease revenue	(123)	(198)	(1)	(322)
Less: Contract amortization	5	32	1	38
Total revenue from contracts with customers	$—	$48	$54	$102
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$3	$198	$1	$202
Capacity revenue	120	—	—	120
Total	$123	$198	$1	$322

	Nine months ended September 30, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$6	$618	$91	$715
Capacity revenue(a)	340	1	40	381
Contract amortization	(17)	(87)	(3)	(107)
Other revenue	—	45	24	69
Mark-to-market for economic hedges	—	(90)	—	(90)
Total operating revenue	329	487	152	968
Less: Mark-to-market for economic hedges	—	90	—	90
Less: Lease revenue	(346)	(571)	(2)	(919)
Less: Contract amortization	17	87	3	107
Total revenue from contracts with customers	$—	$93	$153	$246
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$6	$571	$2	$579
Capacity revenue	340	—	—	340
Total	$346	$571	$2	$919

	Three months ended September 30, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$3	$166	$27	$196
Capacity revenue(a)	119	—	24	143
Contract amortization	(6)	(15)	(1)	(22)
Other revenue	—	6	9	15
Total operating revenue	116	157	59	332
Less: Lease revenue	(122)	(153)	—	(275)
Less: Contract amortization	6	15	1	22
Total revenue from contracts with customers	$—	$19	$60	$79
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$3	$153	$—	$156
Capacity revenue	119	—	—	119
Total	$122	$153	$—	$275

	Nine months ended September 30, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue(a)	$6	$486	$77	$569
Capacity revenue(a)	338	—	50	388
Contract amortization	(18)	(46)	(2)	(66)
Other revenue	—	12	24	36
Mark-to-market for economic hedges	—	(8)	—	(8)
Total operating revenue	326	444	149	919
Less: Mark-to-market for economic hedges	—	8	—	8
Less: Lease revenue	(344)	(449)	(1)	(794)
Less: Contract amortization	18	46	2	66
Total revenue from contracts with customers	$—	$49	$150	$199
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$6	$449	$1	$456
Capacity revenue	338	—	—	338
Total	$344	$449	$1	$794

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
Contract Balances
The following table reflects the contract assets and liabilities included on the Company’s consolidated balance sheets as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(In millions)
Accounts receivable, net - Contracts with customers	$60	$57
Accounts receivable, net - Leases	143	86
Total accounts receivable, net	$203	$143
Recently Adopted Accounting Standards
In March 2020, the FASB issued ASU No. 2020-4, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide for optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. These amendments apply only to contracts that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company intends to apply the amendments to all its eligible contract modifications where applicable during the reference rate reform period.
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
Agua Caliente Acquisition — On February 3, 2021, the Company acquired Agua Caliente Borrower 1 LLC from NRG Energy, Inc. for $202 million. Agua Caliente Borrower 1 LLC indirectly owns a 35% equity interest in Agua Caliente, a 290 MW solar project located in Dateland, Arizona in which the Company previously owned a 16% equity interest. The project has a 25-year PPA with PG&E, with approximately 18 years remaining under the agreement. Following the close of the transaction, the Company owns a 51% equity interest in Agua Caliente and consolidates Agua Caliente. The Agua Caliente operations are included in the Company's Renewables segment. The acquisition was determined to be an asset acquisition and the cash consideration of $202 million, net of restricted cash acquired of $91 million, represented a net cash outflow of $111 million, which was allocated to the fair value of the assets and liabilities acquired on the acquisition date. A third party investor holds the remaining 49% equity interest in Agua Caliente, which is reflected in noncontrolling interest and was valued at historical carrying amount increased for the incremental fair value determined at the acquisition date.
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
Fair value measurements
The fair values of the property, plant and equipment, intangible assets and long-term debt at the acquisition date were measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurement. Significant inputs were as follows:

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
Intangible assets — The fair value of the PPA acquired was determined utilizing a variation of the income approach where the incremental future cash flows resulting from the acquired PPA compared to the cash flows based on current market prices were discounted to present value at the weighted average cost of debt of the utility off-taker, as the PPA was determined to be a debt-like instrument for the off-taker. The values were corroborated with available market data. The PPA value will be amortized over a period of 18 years.
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
Intangible assets — The estimated fair value of the intangible asset was determined using a market approach based on quoted prices of renewable energy credits in the applicable market.
Derivative instruments — The estimated fair value of the derivative instruments was determined based on the discounted cash flows associated with the acquired commodity contract.

Mesquite Star Drop Down — On September 1, 2020, the Company, through its indirect subsidiary Lighthouse Renewable Class A LLC, acquired the Class A membership interests in Lighthouse Renewable Holdco LLC (formerly Mesquite Star Pledgor LLC) from Clearway Renew LLC, a subsidiary of CEG, for $79 million in cash consideration. Lighthouse Renewable Holdco LLC indirectly owns 100% of the Class B membership interests in Mesquite Star Tax Equity Holdco LLC, a tax equity partnership that it consolidates as the primary beneficiary, and owns the Mesquite Star wind project, a 419 MW utility scale wind project located in Fisher County, Texas. A majority of the project’s output is backed by contracts with investment grade counterparties with a 12-year weighted average contract life. The Mesquite Star operations are reflected in the Company's Renewables segment and the acquisition was funded with cash on hand. The Company recorded its interest in Lighthouse Renewable Class A LLC as an equity method investment from September 1, 2020 to December 21, 2020. On December 21, 2020, CEG sold its Class B membership interest in Lighthouse Renewable Holdco LLC to a third-party investor which resulted in a reconsideration event for consolidation of the entity. Upon the reconsideration event, the Company determined it was the primary beneficiary of Lighthouse Renewable Holdco LLC and effective on December 21, 2020, the Company consolidates Lighthouse Renewable Holdco LLC. The membership interests acquired by the Company relate to interests under common control by GIP and were recorded at historical cost. The difference between the $79 million cash paid and the historical value of the Company's acquired interests of $83 million was recorded as an adjustment to noncontrolling interest.
Dispositions
Sale of Thermal Business — On October 22, 2021, Clearway Energy Operating LLC entered into a binding agreement to sell the Thermal Business to an affiliate of KKR & Co. Inc. for total consideration of $1.9 billion, subject to customary closing adjustments. The closing of the transaction is subject to various customary closing conditions, approvals and consents and is expected to close in the first half of 2022. Effective with the signing of the agreement to sell the Thermal Business, the Company concluded that all entities that are included within the Thermal Business will be treated as held for sale on a prospective basis, resulting in the assets and liabilities being treated as separate held for sale line items on the Company’s consolidated balance sheet as of December 31, 2021.
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
Summarized financial information for the Company's consolidated VIEs consisted of the following as of September 30, 2021:

(In millions)	Alta TE Holdco	Buckthorn Renewables, LLC	DGPV Funds(a)	Kawailoa Partnership	Langford TE Partnership LLC	Lighthouse Renewable Holdco LLC(b)
Other current and non-current assets	$56	$4	$95	$41	$17	$42
Property, plant and equipment	338	204	602	137	133	432
Intangible assets	215	—	16	—	2	—
Total assets	609	208	713	178	152	474
Current and non-current liabilities	40	10	77	105	18	136
Total liabilities	40	10	77	105	18	136
Noncontrolling interest	20	48	5	49	69	307
Net assets less noncontrolling interests	$549	$150	$631	$24	$65	$31
(a) DGPV Funds is comprised of DGPV Fund 2 LLC, Clearway & EFS Distributed Solar LLC, DGPV Fund 4 LLC, Golden Puma Fund LLC, Renew Solar CS4 Fund LLC and Chestnut Fund LLC.
(b) Lighthouse Renewable Holdco LLC consolidates Mesquite Star Tax Equity Holdco LLC, which is also a consolidated VIE.

(In millions)	Oahu Solar Partnership	Pinnacle Repowering Partnership LLC	Rattlesnake TE Holdco LLC	Rosie TargetCo LLC	Wildorado TE Holdco	Other (a)
Other current and non-current assets	$48	$11	$30	$29	$22	$15
Property, plant and equipment	174	106	194	253	229	175
Intangible assets	—	19	—	—	—	1
Total assets	222	136	224	282	251	191
Current and non-current liabilities	115	119	22	101	19	47
Total liabilities	115	119	22	101	19	47
Noncontrolling interest	32	27	100	145	124	97
Net assets less noncontrolling interests	$75	$(10)	$102	$36	$108	$47
(a) Other is comprised of Crosswind Transmission, LLC, Hardin Hilltop Wind LLC, Elbow Creek TE Holdco and Spring Canyon TE Holdco projects.

The discussion below describes material changes to VIEs during the nine months ended September 30, 2021.
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
The Company's maximum exposure to loss as of September 30, 2021 is limited to its equity investment in the unconsolidated entities, as further summarized in the table below:

Name	Economic Interest	Investment Balance
		(In millions)
Avenal	50%	$2
Desert Sunlight	25%	249
Elkhorn Ridge	67%	31
GenConn(a)	50%	86
San Juan Mesa	75%	25
Utah Solar Portfolio(b)	50%	239
		$632
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
The estimated carrying amounts and fair values of the Company’s recorded financial instruments not carried at fair market value are as follows:

	As of September 30, 2021		As of December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In millions)
Long-term debt, including current portion (a)	$7,918	$8,227	$7,048	$7,020

(a) Excludes net debt issuance costs, which are recorded as a reduction to long-term debt on the Company's consolidated balance sheets.
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021		As of December 31, 2020
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$2,172	$6,055	$1,905	$5,115

Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2021		As of December 31, 2020
	Fair Value (a)		Fair Value (a)
(In millions)	Level 2	Level 3	Level 2	Level 3
Derivative assets:
Commodity contracts	$2	$—	$—	$—
Interest rate contracts	5	—	1	—
Other financial instruments (b)	—	25	—	29
Total assets	$7	$25	$1	$29
Derivative liabilities:
Commodity contracts	$—	$138	$—	$44
Interest rate contracts	78	—	129	—
Total liabilities	$78	$138	$129	$44
(a) There were no derivative assets classified as Level 1 or Level 3 and no liabilities classified as Level 1 as of September 30, 2021 and December 31, 2020.
(b) SREC contract acquired on November 2, 2020.
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the condensed consolidated financial statements using significant unobservable inputs:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)		Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(79)	$(17)	$(15)	$(9)
Total losses for the period included in earnings	(37)	—	(90)	(8)
Purchases	—	—	(9)	—
Settlements	3	—	1	—
Ending balance	$(113)	$(17)	$(113)	$(17)
Change in unrealized losses included in earnings for derivatives and other financial instruments held as of September 30, 2021	$(37)		$(90)
Derivative and Financial Instruments Fair Value Measurements
The Company's contracts are non-exchange-traded and valued using prices provided by external sources. The Company uses quoted observable forward prices to value its energy contracts. To the extent that observable forward prices are not available, the quoted prices reflect the average of the forward prices from the prior year, adjusted for inflation. As of September 30, 2021, contracts valued with prices provided by models and other valuation techniques make up 64% of derivative liabilities and 100% of other financial instruments.
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

The following table quantifies the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of September 30, 2021:

	September 30, 2021
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$—	$(138)	Discounted Cash Flow	Forward Market Price (per MWh)	$14.35	$76.09	$29.04
Other Financial Instruments	25	—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	80,872 MWh	129,913 MWh	124,783 MWh
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of September 30, 2021:

Significant Observable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
Forecast Generation Levels	Sell	Increase/(Decrease)	Higher/(Lower)
The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the net exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of September 30, 2021, the non-performance reserve was a $10 million gain recorded primarily to total operating revenues in the consolidated statement of operations. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
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
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. As of September 30, 2021, the Company had interest rate derivative instruments on non-recourse debt extending through 2031, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.
Energy-Related Commodities
As of September 30, 2021, the Company had energy-related derivative instruments extending through 2032. At September 30, 2021, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company's open derivative transactions broken out by commodity as of September 30, 2021 and December 31, 2020:

		Total Volume
		September 30, 2021	December 31, 2020
Commodity	Units	(In millions)
Natural Gas	MMBtu	2	1
Power	MWh	(12)	(8)
Interest	Dollars	$1,389	$1,600
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets		Derivative Liabilities
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$—	$7	$8
Interest rate contracts long-term	1	—	5	15
Total Derivatives Designated as Cash Flow Hedges	$1	$—	$12	$23
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$—	$21	$25
Interest rate contracts long-term	4	1	45	81
Commodity contracts current	2	—	28	5
Commodity contracts long-term	—	—	110	39
Total Derivatives Not Designated as Cash Flow Hedges	$6	$1	$204	$150
Total Derivatives	$7	$1	$216	$173

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. As of September 30, 2021 and December 31, 2020, there was no outstanding collateral paid or received. The following tables summarize the offsetting of derivatives by counterparty master agreement level as of September 30, 2021 and December 31, 2020:

As of September 30, 2021	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts	(In millions)
Derivative assets	$2	$—	$2
Derivative liabilities	(138)	—	(138)
Total commodity contracts	$(136)	$—	$(136)
Interest rate contracts
Derivative assets	$5	$(5)	$—
Derivative liabilities	(78)	5	(73)
Total interest rate contracts	$(73)	$—	$(73)
Total derivative instruments	$(209)	$—	$(209)

As of December 31, 2020	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts	(In millions)
Derivative liabilities	$(44)	$—	$(44)
Total commodity contracts	$(44)	$—	$(44)
Interest rate contracts:
Derivative assets	$1	$—	$1
Derivative liabilities	(129)	—	(129)
Total interest rate contracts	$(128)	$—	$(128)
Total derivative instruments	$(172)	$—	$(172)
Accumulated Other Comprehensive Loss
The following table summarizes the effects on the Company’s accumulated OCL balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In millions)
Accumulated OCL beginning balance	$(19)	$(39)	$(30)	$(31)
Reclassified from accumulated OCL to income due to realization of previously deferred amounts	3	2	7	5
Mark-to-market of cash flow hedge accounting contracts	—	6	7	(5)
Accumulated OCL ending balance, net of income tax benefit of $3, $6, $3 and $6 respectively	(16)	(31)	(16)	(31)
Accumulated OCL attributable to noncontrolling interests	(8)	(16)	(8)	(16)
Accumulated OCL attributable to Clearway Energy, Inc.	$(8)	$(15)	$(8)	$(15)
Losses expected to be realized from OCL during the next 12 months, net of income tax benefit of $3	$(8)		$(8)
Amounts reclassified from accumulated OCL into income are recorded to interest expense.

Impact of Derivative Instruments on the Consolidated Statements of Operations
Gains and losses related to the Company's derivatives are recorded in the consolidated statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In millions)
Interest Rate Contracts (Interest expense)	$6	$39	$42	$(53)
Commodity Contracts (Mark-to-market for economic hedging activities) (a)	(36)	—	(86)	(8)
(a) Relates to long-term power contracts at Elbow Creek Wind Project LLC, or Elbow Creek, Mesquite Star Special LLC, or Mesquite Star, and Mt. Storm.
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

Note 7 — Long-term Debt
This note should be read in conjunction with the complete description under Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company's 2020 Form 10-K. Long-term debt consisted of the following:

(In millions, except rates)	September 30, 2021	December 31, 2020	September 30, 2021 interest rate % (a)	Letters of Credit Outstanding at September 30, 2021
2025 Senior Notes	$—	$600	5.750
2026 Senior Notes	350	350	5.000
2028 Senior Notes	850	850	4.750
2031 Senior Notes	925	—	3.750
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2023 (b)	77	—	L+1.750	75
Project-level debt:
Agua Caliente Solar LLC, due 2037	700	—	2.395 - 3.633	45
Alta Wind Asset Management LLC, due 2031	13	14	L+2.625	—
Alta Wind I-V lease financing arrangements, due 2034 and 2035	772	800	5.696 - 7.015	26
Alta Wind Realty Investments LLC, due 2031	24	25	7.000	—
Borrego, due 2024 and 2038	55	57	Various	4
Buckthorn Solar, due 2025	123	126	L+1.750	21
Carlsbad Energy Holdings LLC, due 2027	141	156	L+1.625	68
Carlsbad Energy Holdings LLC, due 2038	407	407	4.120	—
Carlsbad Holdco, due 2038	210	210	4.210	10
CVSR Holdco Notes, due 2037	169	176	4.680	13
CVSR, due 2037	652	675	2.339 - 3.775	—
DG-CS Master Borrower LLC, due 2040	441	467	3.510	30
Duquesne, due 2059	95	95	4.620	—
El Segundo Energy Center, due 2023	193	250	L+1.875 - L+2.500	138
Energy Center Minneapolis Series D, E, F, G, H Notes, due 2025-2037	327	327	Various	—
Kawailoa Solar Portfolio LLC, due 2026	79	81	L+1.375	15
Laredo Ridge, due 2028	74	78	L+2.125	9
Marsh Landing, due 2023	102	146	L+2.375	93
NIMH Solar, due 2024	179	191	L+2.00	15
Oahu Solar Holdings LLC, due 2026	87	89	L+1.375	10
Pinnacle Repowering Partnership Holdco LLC, due 2021	111	—	L+1.00	2
Rosie Class B LLC, due 2027	79	80	L+1.75	17
Tapestry Wind LLC, due 2031	87	143	L+1.375	11
Utah Solar Holdings, due 2036	284	290	3.590	16
Walnut Creek, due 2023	88	126	L+1.75	92
WCEP Holdings, LLC, due 2023	32	35	L+3.00	—
Other	188	199	Various	35
Subtotal project-level debt:	5,712	5,243
Total debt	7,914	7,043
Less current maturities	(545)	(384)
Less net debt issuance costs	(74)	(79)
Add premiums(c)	4	5
Total long-term debt	$7,299	$6,585
(a) As of September 30, 2021, L+ equals 3 month LIBOR plus x%, except Clearway Energy Operating LLC Revolving Credit Facility, due 2023, Marsh Landing, due 2023, Pinnacle Repowering Partnership HoldCo LLC, due 2021, and Walnut Creek, due 2023, where L+ equals 1 month LIBOR plus x%.
(b) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement.
(c) Premiums relate to the 2028 Senior Notes.

The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of September 30, 2021, the Company was in compliance with all of the required covenants.

The discussion below describes material changes to or additions of long-term debt for the nine months ended September 30, 2021.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
As of September 30, 2021, the Company had $77 million of borrowings under the revolving credit facility and $75 million in letters of credit outstanding. During the nine months ended September 30, 2021, the Company borrowed $377 million under the revolving credit facility, and subsequently repaid $300 million, utilizing cash on hand and proceeds from the issuance of the 2031 Senior Notes as described below. During October 2021, the Company repaid $32 million of its outstanding loans under the revolving credit facility and as of October 31, 2021, the Company had $45 million of loans outstanding and a total of $75 million in letters of credit outstanding.
2032 Senior Notes
On October 1, 2021, Clearway Energy Operating LLC completed the sale of $350 million of senior unsecured notes due 2032, or the 2032 Senior Notes. The 2032 Senior Notes bear interest at 3.750% and mature on January 15, 2032. Interest on the 2032 Senior Notes is payable semi-annually on January 15 and July 15 of each year, and interest payments will commence on January 15, 2022. The 2032 Senior Notes are unsecured obligations of Clearway Energy Operating LLC and are guaranteed by Clearway Energy LLC and by certain of Clearway Energy Operating LLC's wholly owned current and future subsidiaries. The net proceeds from the 2032 Senior Notes were used, together with existing corporate liquidity, to repurchase the 2026 Senior Notes, as described below.
2026 Senior Notes Tender Offer and Redemption
On October 1, 2021, the Company completed the repurchase of an aggregate principal amount of $123 million, or 35.3%, of the 2026 Senior Notes outstanding as part of the cash tender offer announced on September 24, 2021. Concurrently with the launch of the tender offer, the Company exercised its right to optionally redeem the remaining principal amount of $227 million that were not validly tendered and purchased in the tender offer, pursuant to the terms of the indenture governing the 2026 Senior Notes. The 2026 Senior Notes repurchased and redeemed in October 2021 were effectuated at a premium of approximately 103% for total consideration of $359 million.
2031 Senior Notes
On March 9, 2021, Clearway Energy Operating LLC completed the sale of $925 million of senior unsecured notes due 2031, or the 2031 Senior Notes. The 2031 Senior Notes bear interest at 3.750% and mature on February 15, 2031. Interest on the 2031 Senior Notes is payable semi-annually on February 15 and August 15 of each year, and interest payments commenced on August 15, 2021. The 2031 Senior Notes are unsecured obligations of Clearway Energy Operating LLC and are guaranteed by Clearway Energy LLC and by certain of Clearway Energy Operating LLC's wholly owned current and future subsidiaries. The net proceeds from the 2031 Senior Notes were used to repurchase the 2025 Senior Notes, as described below, as well as to repay amounts outstanding under the Company’s revolving credit facility and for general corporate purposes.
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
The reconciliation of Clearway Energy, Inc.'s basic and diluted earnings per share is shown in the following tables:

	Three months ended September 30,
	2021		2020
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted income per share attributable to Clearway Energy, Inc. common stockholders
Net income attributable to Clearway Energy, Inc.	$6	$15	$10	$22
Weighted average number of common shares outstanding — basic and diluted	35	82	35	81
Earnings per weighted average common share — basic and diluted	$0.18	$0.18	$0.27	$0.27
(a) Basic and diluted earnings per share might not recalculate due to presenting values in millions rather than whole dollars.

	Nine months ended September 30,
	2021		2020
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted income per share attributable to Clearway Energy, Inc. common stockholders
Net income attributable to Clearway Energy, Inc.	$18	$41	$15	$35
Weighted average number of common shares outstanding — basic and diluted	35	82	35	80
Earnings per weighted average common share — basic and diluted	$0.51	$0.51	$0.43	$0.43
(a) Basic and diluted earnings per share might not recalculate due to presenting values in millions rather than whole dollars.
The Company had 2 million Common Class C shares related to the outstanding 2020 Convertible Notes that were anti-dilutive and were not included in the computation of the Company's diluted earnings per share for the nine months ended September 30, 2020. The 2020 Convertible Notes were repaid on June 1, 2020.

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

	Three months ended September 30, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Corporate (a)	Total
Operating revenues	$118	$179	$54	$—	$351
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	20	60	37	—	117
Depreciation, amortization and accretion	34	90	7	—	131
General and administrative	—	—	1	9	10
Transaction and integration costs	—	—	—	1	1
Development costs	—	—	1	2	3
Operating income (loss)	64	29	8	(12)	89
Equity in earnings of unconsolidated affiliates	2	18	—	—	20
Other income, net	—	—	1	—	1
Interest expense	(14)	(41)	(5)	(24)	(84)
Income (loss) before income taxes	52	6	4	(36)	26
Income tax expense	—	—	—	1	1
Net Income (Loss)	$52	$6	$4	$(37)	$25
Total Assets	$2,473	$8,522	$623	$162	$11,780
(a) Includes eliminations

	Three months ended September 30, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$116	$157	$59	$—	$332
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	21	33	41	—	95
Depreciation, amortization and accretion	34	61	7	—	102
General and administrative	—	—	1	8	9
Transaction and integration costs	—	—	—	1	1
Development costs	—	—	2	—	2
Operating income (loss)	61	63	8	(9)	123
Equity in earnings of unconsolidated affiliates	3	16	—	—	19
Other income (expense), net	1	—	(1)	—	—
Loss on debt extinguishment	—	(6)	—	—	(6)
Interest expense	(17)	(39)	(6)	(23)	(85)
Income (loss) before income taxes	48	34	1	(32)	51
Income tax expense	—	—	—	9	9
Net Income (Loss)	$48	$34	$1	$(41)	$42

	Nine months ended September 30, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Corporate (a)	Total
Operating revenues	$329	$487	$152	$—	$968
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	70	166	99	(1)	334
Depreciation, amortization and accretion	99	266	22	—	387
General and administrative	—	1	2	27	30
Transaction and integration costs	—	—	—	4	4
Development costs	—	—	3	2	5
Operating income (loss)	160	54	26	(32)	208
Equity in earnings of unconsolidated affiliates	6	26	—	—	32
Other income, net	—	1	2	—	3
Loss on debt extinguishment	—	(1)	—	(41)	(42)
Interest expense	(41)	(103)	(14)	(74)	(232)
Income (loss) before income taxes	125	(23)	14	(147)	(31)
Income tax benefit	—	—	—	(12)	(12)
Net Income (Loss)	$125	$(23)	$14	$(135)	$(19)
(a) Includes eliminations

	Nine months ended September 30, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$326	$444	$149	$—	$919
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	67	108	100	—	275
Depreciation, amortization and accretion	100	182	21	—	303
General and administrative	—	1	4	25	30
Transaction and integration costs	—	—	—	2	2
Development costs	—	—	4	—	4
Operating income (loss)	159	153	20	(27)	305
Equity in earnings of unconsolidated affiliates	6	16	—	—	22
Gain on sale of unconsolidated affiliate	—	—	—	49	49
Other income, net	1	1	—	—	2
Loss on debt extinguishment	—	(6)	—	(3)	(9)
Interest expense	(69)	(190)	(16)	(70)	(345)
Income (loss) before income taxes	97	(26)	4	(51)	24
Income tax expense	—	—	—	13	13
Net Income (Loss)	$97	$(26)	$4	$(64)	$11

Note 10 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In millions, except percentages)
Income (loss) before income tax	$26	$51	$(31)	$24
Income tax expense (benefit)	1	9	(12)	13
Effective income tax rate	3.8%	17.6%	38.7%	54.2%
For the three and nine months ended September 30, 2021 and 2020 the overall effective tax rate was different than the statutory rate of 21% primarily due to taxable earnings and losses allocated to partners' interest in Clearway Energy LLC, which includes the effects of applying the HLBV method of accounting for book purposes for certain partnerships.
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

Note 11 — Related Party Transactions
In addition to the transactions and relationships described elsewhere in the notes to the consolidated financial statements, certain subsidiaries of CEG provide services to the Company and its project entities. Amounts due to CEG subsidiaries are recorded as accounts payable — affiliates and amounts due to the Company from CEG subsidiaries are recorded as accounts receivable — affiliates in the Company's consolidated balance sheets. The disclosures below summarize the Company's material related party transactions with CEG and its subsidiaries that are included in the Company's operating costs.
O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to administrative services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, services to these subsidiaries. The Company incurred total expenses for these services of $13 million and $9 million for the three months ended September 30, 2021 and 2020, respectively. The Company incurred total expenses for these services of $40 million and $27 million for the nine months ended September 30, 2021 and 2020, respectively. There was a balance of $11 million and $10 million due to RENOM as of September 30, 2021 and December 31, 2020, respectively.
Administrative Services Agreements by and between the Company and CEG
Various wholly-owned subsidiaries of the Company are parties to administrative services agreements with Clearway Asset Services LLC and Solar Asset Management LLC, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company's subsidiaries. The Company incurred expenses under these agreements of $3 million for each of the three months ended September 30, 2021 and 2020. The Company incurred expenses under these agreements of $10 million and $7 million for the nine months ended September 30, 2021 and 2020, respectively.
CEG Master Services Agreements
The Company is a party to Master Services Agreements with CEG, or MSAs, pursuant to which CEG and certain of its affiliates or third party service providers provide certain services to the Company, including operational and administrative services, which include human resources, information systems, external affairs, accounting, procurement and risk management services, and the Company provides certain services to CEG, including accounting, internal audit, tax and treasury services, in exchange for the payment of fees in respect of such services. The Company incurred net expenses of $1 million and $0.6 million under these agreements for the three months ended September 30, 2021 and 2020, respectively. The Company incurred net expenses of $3 million and $2 million under these agreements for the nine months ended September 30, 2021 and 2020, respectively.
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

Nebraska Public Power District Litigation
On January 11, 2019, Nebraska Public Power District, or NPPD, sent written notice to certain of the Company’s subsidiaries which own the Laredo Ridge and Elkhorn Ridge wind projects alleging an event of default under each of the PPAs between NPPD and the projects. NPPD alleges that the Company moved forward with certain transactions without obtaining the consent of NPPD. NPPD threatened to terminate the applicable PPAs by February 11, 2019 if the alleged default was not cured. The Company filed a motion for a temporary restraining order and preliminary injunction in the U.S. District Court for the District of Nebraska relating to the Laredo Ridge project, and a similar motion in the District Court of Knox County, Nebraska for the Elkhorn Ridge project, to enjoin NPPD from taking any actions related to the PPAs. On February 19, 2019, the U.S. District Court in the Laredo Ridge matter approved a stipulation between the parties to provide for an injunction preventing NPPD from terminating the PPA pending disposition of the litigation. On February 26, 2019, the Knox County District Court approved a similar stipulation relating to the Elkhorn Ridge project. On April 13, 2020, the U.S. District Court granted the wind projects' motion for summary judgment and permanently enjoined NPPD from terminating the PPAs in reliance on the alleged events of default. The U.S. District Court decision was appealed by NPPD on May 11, 2020. On August 24, 2021, the U.S. Court of Appeals for the Eight Circuit affirmed the U.S. District Court decision granting summary judgment. On October 18, 2021, the Appeals Court denied a petition by NPPD for rehearing and a request that the case be heard by the full Appeals Court. On November 2, 2021, the Knox County District Court issued an order dismissing the case with respect to the Elkhorn Ridge project. The Company believes the allegations of NPPD are meritless and the Company is vigorously defending its rights under the PPAs.
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
As you read this discussion and analysis, refer to the Company's Consolidated Financial Statements to this Form 10-Q, which present the results of operations for the three and nine months ended September 30, 2021 and 2020. Also refer to the Company's 2020 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition.
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

Executive Summary
Introduction and Overview
Clearway Energy, Inc. together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor in and owner of modern, sustainable and long-term contracted assets across North America. The Company is indirectly owned by Global Infrastructure Partners, or GIP. GIP is an independent infrastructure fund manager that makes equity and debt investments in infrastructure assets and businesses. The Company is sponsored by GIP through GIP's portfolio company, CEG.
The Company is one of the largest renewable energy owners in the U.S. with over 4,700 net MW of installed wind and solar generation projects. The Company's over 8,000 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient generation facilities, as well as a portfolio of district energy systems. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. Substantially all of the Company's generation assets are under long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of these offtake agreements was approximately 13 years as of September 30, 2021 based on CAFD.
As of September 30, 2021, the Company's operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW)(a)	Counterparty	Expiration
Conventional
Carlsbad	100%	527	San Diego Gas & Electric	2038
El Segundo	100%	550	SCE	2023
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Various	2023 - 2030
Walnut Creek	100%	485	SCE	2023 - 2026
Total Conventional		2,472
Utility Scale Solar
Agua Caliente	51%	148	PG&E	2039
Alpine	100%	66	PG&E	2033
Avenal	50%	23	PG&E	2031
Avra Valley	100%	27	Tucson Electric Power	2032
Blythe	100%	21	SCE	2029
Borrego	100%	26	San Diego Gas and Electric	2038
Buckthorn Solar (b)	100%	154	City of Georgetown, TX	2043
CVSR	100%	250	PG&E	2038
Desert Sunlight 250	25%	63	SCE	2034
Desert Sunlight 300	25%	75	PG&E	2039
Kansas South	100%	20	PG&E	2033
Kawailoa (b)	48%	24	Hawaiian Electric Company	2041
Oahu Solar Projects (b)	95%	58	Hawaiian Electric Company	2041
Roadrunner	100%	20	El Paso Electric	2031
Rosamond Central (b)	50%	96	Various	2035
TA High Desert	100%	20	SCE	2033
Utah Solar Portfolio (b)	50%	265	PacifiCorp	2036
Total Solar		1,356
Distributed Solar
DGPV Fund Projects (b)	100%	286	Various	2030 - 2044
Solar Power Partners (SPP) Projects	100%	25	Various	2026 - 2037
Other DG Projects	100%	21	Various	2023 - 2039
Total Distributed Solar		332
Wind
Alta I	100%	150	SCE	2035
Alta II	100%	150	SCE	2035
Alta III	100%	150	SCE	2035
Alta IV	100%	102	SCE	2035
Alta V	100%	168	SCE	2035

Projects	Percentage Ownership	Net Capacity (MW)(a)	Counterparty	Expiration
Alta X (b)	100%	137	SCE	2038
Alta XI (b)	100%	90	SCE	2038
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Crosswinds	99%	21	Corn Belt Power Cooperative	2027
Elbow Creek (b)	100%	122	Various	2029
Elkhorn Ridge	66.7%	54	Nebraska Public Power District	2029
Forward	100%	29	Constellation NewEnergy, Inc.	2022
Goat Wind	100%	150	Dow Pipeline Company	2025
Hardin	99%	15	Interstate Power and Light Company	2027
Langford (b)	100%	160	Goldman Sachs	2033
Laredo Ridge	100%	80	Nebraska Public Power District	2031
Lookout	100%	38	Southern Maryland Electric Cooperative	2030
Mesquite Star (b)	50%	210	Various	2032 - 2035
Mt. Storm	100%	264	Citigroup	2031
Ocotillo	100%	59	N/A
Odin	99.9%	20	Missouri River Energy Services	2028
Pinnacle(b)	100%	55	Maryland Department of General Services and University System of Maryland	2031
Rattlesnake (b) (d)	100%	160	Avista Corporation	2040
San Juan Mesa	75%	90	Southwestern Public Service Company	2025
Sleeping Bear	100%	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork	100%	19	PacifiCorp	2028
Spring Canyon II (b)	90.1%	31	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	26	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado (b)	100%	161	Southwestern Public Service Company	2027
Total Wind		3,056

Thermal generation	100%	39	Various	Various

Total net generation capacity		7,255

Thermal equivalent MWt(c)	97%	1,398	Various	Various

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company's percentage ownership in the facility as of September 30, 2021.
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

Significant Events
Sale of Thermal Business
•On October 22, 2021, Clearway Energy Operating LLC entered into a binding agreement to sell the Thermal Business to an affiliate of KKR & Co. Inc. for total consideration of $1.9 billion, subject to customary closing adjustments. Based on current estimates, the Company expects total net cash proceeds of approximately $1.3 billion after the assumption of project level debt, estimated taxes and obligations owed, transaction expenses and capital expenditures required to be funded pursuant to the terms and conditions of the definitive agreement. The closing of the transaction is subject to various customary closing conditions, approvals and consents and is expected to close in the first half of 2022.
Corporate Level Financing
•On October 1, 2021, Clearway Energy Operating LLC completed the sale of $350 million of senior unsecured notes due 2032, or the 2032 Senior Notes. The 2032 Senior Notes bear interest at 3.750% and mature on January 15, 2032. The net proceeds from the 2032 Senior Notes were used, together with existing corporate liquidity, to repurchase the 2026 Senior Notes, as described below.
•In October 2021, the Company repurchased and redeemed an aggregate principal amount of $350 million of the 2026 Senior Notes, through the cash tender offer announced on September 24, 2021 and the redemption of the remaining amount on October 25, 2021. The repurchases and redemption were effectuated at a premium of approximately 103% for total consideration of $359 million.
•On March 9, 2021, Clearway Energy Operating LLC completed the sale of $925 million of senior unsecured notes due 2031, or the 2031 Senior Notes. The 2031 Senior Notes bear interest at 3.750% and mature on February 15, 2031. The net proceeds from the 2031 Senior Notes were used to repurchase the 2025 Senior Notes, as described below, as well as to repay amounts outstanding under the Company’s revolving credit facility and for general corporate purposes.
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
Third Party Acquisitions
•On August 20, 2021, the Company signed a binding agreement with Dominion Solar Projects III, Inc., to acquire the remaining 50% equity interest in the Utah Solar Portfolio for approximately $335 million in cash, subject to customary working capital adjustments. The Utah Solar Portfolio consists of seven utility-scale solar farms located in Utah representing 530 MW of capacity. The assets within the portfolio sell power subject to 20-year PPAs with PacifiCorp that have approximately 15 years remaining under the agreements. The Company currently owns a 50% equity interest in the Utah Solar Portfolio and, upon closing, will own 100% of the membership interests in the Utah Solar Portfolio. The closing of the transaction is subject to customary regulatory approvals and is expected to be completed in the fourth quarter of 2021. Following the close of the transaction, the Company will remove its equity method investment and consolidate its interests in the Utah Solar Portfolio.
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

•On February 3, 2021, the Company acquired an additional 35% equity interest in the Agua Caliente solar project from NRG Energy, Inc. for $202 million. Agua Caliente is a 290 MW solar project located in Dateland, Arizona in which the Company previously owned a 16% equity interest. The project has a 25-year PPA with PG&E, with approximately 18 years remaining under the agreement. Following the close of the transaction, the Company owns a 51% equity interest in Agua Caliente. The Company removed its equity method investment and consolidates its interest in Agua Caliente from the date of the acquisition.
Drop Down Transactions
•On October 28, 2021, the Company, through an indirect subsidiary, entered into an agreement with CEG to acquire the Class A membership interests in the Daggett 3 solar project. Daggett 3 is a 300 MW solar generating facility under development with a combined 144 MW and 576 MWh battery energy storage system located in San Bernardino, California. The Company expects to invest approximately $21 million, subject to closing adjustments. Commercial operations of the facility and the Company's investment are expected to occur in 2022.
•On August 2, 2021, the CEG ROFO Agreement was amended to remove the 100 MW Wildflower utility scale solar project from the ROFO pipeline.
•On June 24, 2021, the Company, through an indirect subsidiary, entered into agreements with CEG to acquire the Class A membership interests in the Mililani I and Waiawa solar projects. Mililani I is a 39 MW solar generating facility under development with a combined 39 MW and 156 MWh battery energy storage system located in Honolulu, Hawaii. Waiawa is 36 MW solar generating facility under development with a combined 36 MW and 144 MWh battery energy storage system located in Honolulu, Hawaii. The Company expects to invest approximately $39 million, subject to closing adjustments. Commercial operations of the facilities and the Company's investment are expected to occur in 2022.
•On February 26, 2021, the Company, through an indirect subsidiary, entered into an amended partnership agreement with CEG to repower the Pinnacle wind project, a 55 MW wind facility located in Mineral County, West Virginia. The amended agreement commits the Company to invest an estimated $67 million in net corporate capital, subject to closing adjustments, and no longer requires an additional payment in 2031. The existing Pinnacle wind power purchase agreements will continue to run through 2031. Commercial operations and corporate capital funding for the Pinnacle wind repowering are expected to occur in the fourth quarter of 2021.
•On January 12, 2021, the Company acquired 100% of CEG's equity interest and a third party investor's minority interest in CWSP Rattlesnake Holding LLC, which indirectly owns the Rattlesnake wind project, a 160 MW wind facility located in Adams County, Washington that achieved commercial operations in December 2020, for $132 million in cash consideration. The Company's net capital commitment was $119 million after proceeds from a state sales and use tax refund, which was received in May 2021. The project has a 20-year PPA, which began when the facility reached commercial operations.
Resource Adequacy Agreements
•On September 28, 2021, Walnut Creek contracted with SCE to sell 483 MW of Resource Adequacy, which is the full net qualifying capacity of the plant, commencing in June 2023. The contract is for approximately three and a half years.
•On September 10, 2021, Marsh Landing contracted with PG&E to sell approximately 500 MW of Resource Adequacy commencing in May 2023. The contract is for approximately three years. On May 3, 2021, Marsh Landing contracted with a California Load Serving Entity to sell 100 MW of Resource Adequacy commencing in May 2023. The contract is for approximately seven and a half years. Collectively, these contracts represent approximately 80% of the plant's net qualifying capacity.
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
In May 2021, FWS published a draft rule to revoke the Trump Administration’s January 7, 2021 final rule in an effort to return to implementing the MBTA as prohibiting incidental take and applying enforcement discretion. Comments on the draft rule were due June 7, 2021. The proposed rule follows the Administration’s prior revocation of Solicitor’s Opinion M-37050 issued under the Trump Administration. A return to the position that incidental take is prohibited under the MBTA, or the development of legislation or regulations contrary to FWS’s January 2021 rule, could increase potential liability and impose additional permitting requirements on certain of the Company's operations.
On October 4, 2021, FWS issued the final rule, effective December 3, 2021, restoring the MBTA to prohibit the incidental take of migratory birds. FWS also issued an advance notice of proposed rulemaking (ANPR) advising that it intends to gather information necessary to develop proposed regulations to authorize the incidental take of migratory birds under prescribed conditions and prepare a draft environmental review pursuant to the National Environmental Policy Act. In the ANPR, FWS is considering authorizing incidental take using three primary mechanisms: exceptions to the MBTA’s prohibition on incidental take, general permits for certain activity types and specific or individual permits. FWS is seeking comments on when and how it should apply these three mechanisms to different types of activities. The Company is working with renewable industry groups to provide comments on the proposed rule.
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
In response to the ongoing coronavirus (COVID-19) pandemic, the Company has implemented preventative measures and developed corporate and regional response plans to protect the health and safety of its employees, customers and other business counterparties, while supporting the Company’s suppliers and customers’ operations to the best of its ability in the circumstances. The Company also has modified certain business practices (including discontinuing all non-essential business travel, implementing a temporary work-from-home policy for employees who can execute their work remotely and encouraging employees to adhere to local and regional social distancing, more stringent hygiene and cleaning protocols across the Company’s facilities and operations and self-quarantining recommendations) to support efforts to reduce the spread of COVID-19 and to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. The Company continues to evaluate these measures, response plans and business practices in light of the evolving effects of COVID-19 and its variants.
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
As of the date of this report, the Company has not experienced any material financial or operational impacts related to COVID-19, or variants thereof. All of the Company’s facilities have remained operational. The Company has experienced a decrease in volumetric sales on a weather normalized basis at certain Thermal locations in part due to COVID-19 related impacts, which has not resulted in any material financial impacts to the Company. The Company believes that all of its accounts receivable balances as of September 30, 2021 are collectible. The Company will continue to assess collectability based on any future developments.
The Company cannot predict the full impact that COVID-19 and its variants will have on the Company’s financial expectations, its financial condition, results of operations and cash flows, its ability to make distributions to its stockholders, the market prices of its common stock and its ability to satisfy its debt service obligations at this time, due to numerous uncertainties. The ultimate impact will depend on future developments, including, among others, the ultimate geographic spread of the virus and related variants, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, including vaccines, the duration of the pandemic, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see Part I, Item 1A Risk Factors of the Company's 2020 Form 10-K.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2021	2020	Change	2021	2020	Change
Operating Revenues
Energy and capacity revenues	$400	$339	$61	$1,096	$957	$139
Other revenues	24	15	9	69	36	33
Contract amortization	(38)	(22)	(16)	(107)	(66)	(41)
Mark-to-market economic hedging activities	(35)	—	(35)	(90)	(8)	(82)
Total operating revenues	351	332	19	968	919	49
Operating Costs and Expenses
Cost of fuels	20	28	(8)	55	58	(3)
Operations and maintenance	69	51	18	206	161	45
Other costs of operations	28	16	12	73	56	17
Depreciation, amortization and accretion	131	102	29	387	303	84
General and administrative	10	9	1	30	30	—
Transaction and integration costs	1	1	—	4	2	2
Development costs	3	2	1	5	4	1
Total operating costs and expenses	262	209	53	760	614	146
Operating Income	89	123	(34)	208	305	(97)
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	20	19	1	32	22	10
Gain on sale of unconsolidated affiliate	—	—	—	—	49	(49)
Other income, net	1	—	1	3	2	1
Loss on debt extinguishment	—	(6)	6	(42)	(9)	(33)
Derivative interest income (expense)	6	39	(33)	42	(53)	95
Other interest expense	(90)	(124)	34	(274)	(292)	18
Total other expense, net	(63)	(72)	9	(239)	(281)	42
Income (Loss) Before Income Taxes	26	51	(25)	(31)	24	(55)
Income tax expense (benefit)	1	9	(8)	(12)	13	(25)
Net Income (Loss)	25	42	(17)	(19)	11	(30)
Less: Income (loss) attributable to noncontrolling interests and redeemable interests	4	10	(6)	(78)	(39)	(39)
Net Income Attributable to Clearway Energy, Inc.	$21	$32	$(11)	$59	$50	$9

	Three months ended September 30,		Nine months ended September 30,
Business metrics:	2021	2020	2021	2020
Renewables MWh generated/sold (in thousands) (a)	2,740	1,815	8,640	5,746
Thermal MWt sold (in thousands)	509	468	1,577	1,468
Thermal MWh sold (in thousands)	17	15	43	53
Conventional MWh generated (in thousands) (a) (b)	450	691	897	1,072
Conventional equivalent availability factor	99.8%	98.9%	93.4%	94.3%

(a) Volumes do not include the MWh generated/sold by the Company's equity method investments.
(b) Volumes generated are not sold by the Company as the Conventional facilities sell capacity rather than energy.

Management’s Discussion of the Results of Operations for the Three Months Ended September 30, 2021 and 2020
Operating Revenues
Operating revenues increased by $19 million during the three months ended September 30, 2021, compared to the same period in 2020, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables Segment	Increase primarily driven by the acquisitions of Agua Caliente, Mt. Storm, Mesquite Star, Rattlesnake, Langford and Rosamond Central and the consolidation of the DGPV investments	$74
Conventional Segment	Increase primarily driven by improved availability at the California natural gas portfolio	1
Thermal Segment	Decrease primarily driven by revenue from a sales-type lease recognized in 2020, partially offset by higher volumes and higher gas prices passed through to customers	(5)
Mark-to-market economic hedging activities	Increase in unrealized losses from changes in the fair value of power contracts, primarily driven by the acquisitions of Mt. Storm and Mesquite Star	(35)
Contract amortization	Increase primarily driven by amortization of the intangible asset for power purchase agreement in connection with the acquisition of Agua Caliente	(16)
		$19
Operations and Maintenance Expense
Operations and maintenance expense increased by $18 million during the three months ended September 30, 2021, compared to the same period in 2020, primarily due to the acquisition of solar and wind projects during the second half of 2020 and the first half of 2021.
Other Costs of Operations Expense
Other costs of operations expense increased by $12 million during the three months ended September 30, 2021, compared to the same period in 2020, primarily due to an increase in insurance and property taxes in the Renewables segment, the majority of which was related to the acquisition of solar and wind projects during the second half of 2020 and the first half of 2021, in addition to refunds of property taxes received in 2020.
Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense increased by $29 million during the three months ended September 30, 2021, compared to the same period in 2020, primarily due to a $27 million increase in the Renewables segment. This includes a $5 million increase related to the consolidation of the DGPV investments and a $14 million increase related to the acquisition of Aqua Caliente and Rattlesnake in the first quarter of 2021 and wind facilities acquired in the second half of 2020. In addition, approximately $9 million of accelerated depreciation was recorded in 2021 related to the repowering of the Pinnacle wind facility, partially offset by accelerated depreciation of $1 million recorded in the third quarter of 2020.
Income Tax Expense
For the three months ended September 30, 2021, the Company recorded an income tax expense of $1 million on pretax income of $26 million. For the same period in 2020, the Company recorded an income tax expense of $9 million on pretax income of $51 million.
For the three months ended September 30, 2021 and 2020, the overall effective tax rate was different than the statutory rate of 21% primarily due to taxable earnings and losses allocated to partners' interests in Clearway Energy LLC, which includes the effects of applying the HLBV method of accounting for book purposes for certain partnerships.

Income Attributable to Noncontrolling Interests and Redeemable Interests
For the three months ended September 30, 2021, the Company had income of $4 million attributable to noncontrolling interests and redeemable interests comprised of the following:

(In millions)
CEG's economic interest in Clearway Energy LLC	$16
Losses attributable to tax equity financing arrangements and the application of the HLBV method	(12)
$4
For the three months ended September 30, 2020, the Company had income of $10 million attributable to noncontrolling interests and redeemable interests comprised of the following:

(In millions)
CEG's economic interest in Clearway Energy LLC	$30
Losses attributable to tax equity financing arrangements and the application of the HLBV method	(19)
Losses attributable to CEG's interest in the Kawailoa, Oahu and Repowering partnerships	(1)
$10

Management’s Discussion of the Results of Operations for the Nine Months Ended September 30, 2021 and 2020
Operating Revenues
Operating revenues increased by $49 million during the nine months ended September 30, 2021, compared to the same period in 2020, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables Segment	Increase due to the acquisitions of Agua Caliente, Mt. Storm, Mesquite Star, Rattlesnake, Langford and Rosamond Central, and the consolidation of the DGPV investments, as well as higher wind production at Alta, partially offset by $50 million of net settlements of obligations for wind facilities that were unable to produce the required output during extreme weather conditions in Texas in February 2021	$166
Thermal Segment	Increase primarily driven by higher volumes and higher gas prices passed through to customers, partially offset by a sales-type lease recognized in the third quarter of 2020	4
Conventional Segment	Increase primarily due to higher start revenues at the Marsh Landing facility and improved availability at the California natural gas portfolio	2
Mark-to-market economic hedging activities	Increase in unrealized losses from changes in the fair value of power contracts, primarily driven by the acquisitions of Mt. Storm and Mesquite Star	(82)
Contract amortization	Increase primarily driven by amortization of the intangible asset for power purchase agreement in connection with the acquisition of Agua Caliente	(41)
		$49
Operations and Maintenance Expense
Operations and maintenance expense increased by $45 million during the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to the acquisition of solar and wind projects during the second half of 2020 and the first half of 2021.
Other Costs of Operations Expense
Other costs of operations expense increased by $17 million during the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to an increase in insurance and property taxes in the Renewables segment, the majority of which was related to the acquisition of solar and wind projects during the second half of 2020 and the first half of 2021, in addition to refunds of property taxes received in 2020.
Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense increased by $84 million during the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to an increase of $82 million in the Renewables segment. This includes a $20 million increase due to the consolidation of the DGPV investments in 2020 and a $43 million increase related to the acquisition of Aqua Caliente and Rattlesnake in the first quarter of 2021 and wind facilities acquired in the second half of 2020. In addition, approximately $27 million of accelerated depreciation was recorded in 2021 related to the repowering of the Pinnacle wind facility, partially offset by accelerated depreciation of $8 million recorded in the first nine months of 2020 for the repowering of the Wildorado wind facility.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $10 million during the nine months ended September 30, 2021, compared to the same period in 2020, primarily driven by increased earnings from Desert Sunlight and Avenal in 2021, due to the acquisition of Mesquite Star on September 1, 2020, which had losses in 2020, and the consolidation of the DGPV investments on November 2, 2020, which had losses in 2020, partially offset by the acquisition of additional interest and consolidation of Agua Caliente in February 2021 and sale of the interests in RPV Holdco 1 LLC in May 2020, which had earnings in 2020.

Gain on Sale of Unconsolidated Affiliate
On May 14, 2020, the Company sold its interests in RPV Holdco 1 LLC, or RPV Holdco, to Spruce Power, which resulted in a gain on sale of investment of approximately $49 million. For further discussion on this transaction, see Item 1-Note 3, Acquisitions and Dispositions.
Loss on Debt Extinguishment
Loss on debt extinguishment increased by $33 million during the nine months ended September 30, 2021, compared to the same period in 2020, primarily driven by the write-off of previously deferred finance costs and payment of premiums related to the redemption of the 2025 Senior Notes in 2021, partially offset by the write-off of previously deferred finance costs related to the repayment of debt in 2020 for the Utah Solar Portfolio, Alpine, Blythe and Roadrunner, in connection with the related refinancing activities.
Interest Expense
Interest expense decreased by $113 million during the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to the following:

(In millions)
Change in fair value of interest rate swaps	$(128)
Increase in interest expense due to increased principal balances of project level debt primarily due to acquisitions in the Renewables segment, partially offset by lower interest expense in the Conventional segment due to lower principal balances of project level debt	12
Increase in Corporate interest expense due to additional issuance of the 2028 Senior Notes in May 2020, partially offset by lower interest expense related to revolver borrowings	3
$(113)
Income Tax (Benefit) Expense
For the nine months ended September 30, 2021, the Company recorded an income tax benefit of $12 million on a pretax loss of $31 million. For the same period in 2020, the Company recorded an income tax expense of $13 million on a pretax income of $24 million.
For the nine months ended September 30, 2021 and September 30, 2020, the overall effective tax rate was different than the statutory rate of 21% primarily due to the taxable earnings and losses allocated to the partners' interest in Clearway Energy LLC, which includes the effects of applying HLBV method of accounting for book purposes for certain partnerships.
Loss Attributable to Noncontrolling Interests and Redeemable Interests
For the nine months ended September 30, 2021, the Company had a loss of $78 million attributable to noncontrolling interests and redeemable interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method	$(114)
CEG's economic interest in Clearway Energy LLC	36
$(78)
For the nine months ended September 30, 2020, the Company had a loss of $39 million attributable to noncontrolling interests and redeemable interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method	$(50)
Losses attributable to CEG's interest in the Kawailoa, Oahu and Repowering partnerships	(36)
CEG's economic interest in Clearway Energy LLC	47
$(39)

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
Current Liquidity Position
As of September 30, 2021 and December 31, 2020, the Company's liquidity was approximately $898 million and $894 million, respectively, comprised of cash, restricted cash and availability under the Company's revolving credit facility.

(In millions)	September 30, 2021	December 31, 2020
Cash and cash equivalents:
Clearway Energy, Inc. and Clearway Energy LLC, excluding subsidiaries	$37	$119
Subsidiaries	152	149
Restricted cash:
Operating accounts	121	73
Reserves, including debt service, distributions, performance obligations and other reserves	245	124
Total cash, cash equivalents and restricted cash	$555	$465
Revolving credit facility availability	343	429
Total liquidity	$898	$894
The Company's liquidity includes $366 million and $197 million of restricted cash balances as of September 30, 2021 and December 31, 2020, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company's projects that are restricted in their use. As of September 30, 2021, these restricted funds were comprised of $121 million designated to fund operating expenses, approximately $68 million designated for current debt service payments and $133 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $44 million is held in distribution reserve accounts.
As of September 30, 2021, the Company had $77 million of borrowings under the revolving credit facility and $75 million in letters of credit outstanding. During the nine months ended September 30, 2021, the Company borrowed $377 million under the revolving credit facility, and subsequently repaid $300 million, utilizing cash on hand and the proceeds from the issuance of the 2031 Senior Notes. During October 2021, the Company repaid $32 million of its outstanding loans under the revolving credit facility and as of October 31, 2021, the Company had $45 million of loans outstanding and a total of $75 million in letters of credit outstanding.
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

The following table summarizes the credit ratings for the Company and its Senior Notes as of September 30, 2021:

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
Sale of Thermal Business
On October 22, 2021, Clearway Energy Operating LLC entered into a binding agreement to sell the Thermal Business to an affiliate of KKR & Co. Inc. for total consideration of $1.9 billion, subject to customary closing adjustments. Based on current estimates, the Company expects total net cash proceeds of approximately $1.3 billion after the assumption of project level debt, estimated taxes and obligations owed, transaction expenses and capital expenditures required to be funded pursuant to the terms and conditions of the definitive agreement. The closing of the transaction is subject to various customary closing conditions, approvals and consents and is expected to close in the first half of 2022.
Revolving Credit Facility
The Company has a total of $343 million available under the revolving credit facility as of September 30, 2021. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
2032 Senior Notes
On October 1, 2021, Clearway Energy Operating LLC completed the sale of $350 million of senior unsecured notes due 2032, or the 2032 Senior Notes. The 2032 Senior Notes bear interest at 3.750% and mature on January 15, 2032. Interest on the 2032 Senior Notes is payable semi-annually on January 15 and July 15 of each year, and interest payments will commence on January 15, 2022. The 2032 Senior Notes are unsecured obligations of Clearway Energy Operating LLC and are guaranteed by Clearway Energy LLC and by certain of Clearway Energy Operating LLC's wholly owned current and future subsidiaries. The net proceeds from the 2032 Senior Notes were used, together with existing corporate liquidity, to repurchase the 2026 Senior Notes.
2031 Senior Notes
On March 9, 2021, Clearway Energy Operating LLC completed the sale of $925 million of senior unsecured notes due 2031, or the 2031 Senior Notes. The 2031 Senior Notes bear interest at 3.750% and mature on February 15, 2031. Interest on the 2031 Senior Notes is payable semi-annually on February 15 and August 15 of each year, and interest payments commenced on August 15, 2021. The 2031 Senior Notes are unsecured obligations of Clearway Energy Operating LLC and are guaranteed by Clearway Energy LLC and by certain of Clearway Energy Operating LLC's wholly owned current and future subsidiaries. The net proceeds from the 2031 Senior Notes were used to repurchase the 2025 Senior Notes, as well as to repay amounts outstanding under the Company’s revolving credit facility and for general corporate purposes.
Pinnacle Repowering Partnership Holdco LLC Financing
On March 10, 2021, the Company entered into a financing agreement for non-recourse debt for a total commitment of $126 million related to the repowering of the Pinnacle wind project. The debt consists of a construction loan at an interest rate of LIBOR plus 1.00%. The company's initial borrowings of $79 million were utilized to repay $53 million of the outstanding balance under the Tapestry Wind LLC financing agreement, which related to the Pinnacle wind project, and to reimburse Clearway Renew LLC for equipment purchases and pay vendor invoices and fees.

Oahu and Kawailoa Hawaii Refundable Tax Credits
In 2020, the members of the partnerships holding the Oahu Solar and Kawailoa Solar projects submitted applications to the state of Hawaii for refundable tax credits based on the cost of construction of the projects. In April 2021, the members of the partnerships contributed their respective portions of the tax credits in the amount of $49 million to the Oahu Solar and Kawailoa project companies, which is reflected in restricted cash on the Company's consolidated balance sheet with an offsetting adjustment to noncontrolling interests. In accordance with the projects' related agreements, the cash is held in a restricted account and utilized to offset invoiced amounts under the projects' PPAs. As of September 30, 2021, $13 million has been utilized to offset invoiced amounts under the projects' PPAs.
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
For the nine months ended September 30, 2021, the Company used approximately $124 million to fund capital expenditures, including growth expenditures of $81 million in the Renewables segment, $34 million incurred in connection with the repowering of the Pinnacle wind project, $18 million incurred in connection with the Rosamond Central solar project, $17 million incurred in connection with the Rattlesnake wind project and $12 million incurred in connection with the Mesquite Star wind project. The Company also incurred $26 million of growth capital expenditures in the Thermal and Conventional segments in connection with various development projects. In addition, the Company incurred $17 million in maintenance capital expenditures. The Company estimates $28 million of maintenance expenditures for 2021. These estimates are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates.
Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by CEG, as well as generation and thermal infrastructure assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its CAFD.
Rattlesnake Drop Down — On January 12, 2021, the Company acquired 100% of CEG's equity interest and a third party investor's minority interest in CWSP Rattlesnake Holding LLC, which indirectly owns the Rattlesnake wind project, a 160 MW wind facility located in Adams County, Washington for $132 million in cash consideration. The Company's net capital commitment was $119 million after proceeds from a state sales and use tax refund, which was received in May 2021.
Agua Caliente Acquisition — On February 3, 2021, the Company acquired an additional 35% equity interest in the Agua Caliente solar project from NRG Energy, Inc. for $202 million. Agua Caliente is a 290 MW solar project located in Dateland, Arizona in which the Company previously owned a 16% equity interest.
Pinnacle Wind Repowering — On February 26, 2021, the Company, through an indirect subsidiary, entered into an amended partnership agreement with CEG to repower the Pinnacle wind project, a 55 MW wind facility located in Mineral County, West Virginia. The amended agreement commits the Company to invest an estimated $67 million in net corporate capital, subject to closing adjustments, and no longer requires an additional payment in 2031. Commercial operations and corporate capital funding for the Pinnacle wind repowering are expected to occur in the fourth quarter of 2021. Additionally, on March 10, 2021, the Pinnacle wind project acquired equipment from CEG for $21 million in cash consideration.
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

Utah Solar Portfolio Additional Interest Acquisition — On August 20, 2021, the Company signed a binding agreement with Dominion Solar Projects III, Inc., to acquire the remaining 50% equity interest in the Utah Solar Portfolio for approximately $335 million in cash, subject to customary working capital adjustments. The Utah Solar Portfolio consists of seven utility-scale solar farms located in Utah representing 530 MW of capacity. The assets within the portfolio sell power subject to 20-year PPAs with PacifiCorp that have approximately 15 years remaining under the agreements. The Company currently owns a 50% equity interest in the Utah Solar Portfolio and, upon closing, will own 100% of the membership interests in the Utah Solar Portfolio. The closing of the transaction is subject to customary regulatory approvals and is expected to be completed in the fourth quarter of 2021. Following the close of the transaction, the Company will remove its equity method investment and consolidate its interests in the Utah Solar Portfolio.
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
Debt Repurchases
2026 Senior Notes Tender Offer and Redemption — On October 1, 2021, the Company completed the repurchase of an aggregate principal amount of $123 million, or 35.3%, of the 2026 Senior Notes outstanding as part of the cash tender offer announced on September 24, 2021. Concurrently with the launch of the tender offer, the Company exercised its right to optionally redeem the remaining principal amount of $227 million not validly tendered and purchased in the tender offer, pursuant to the terms of the indenture governing the 2026 Senior Notes. The 2026 Senior Notes repurchased and redeemed in October 2021 were effectuated at a premium of approximately 103% for total consideration of $359 million.
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
Cash Dividends to Investors
The Company intends to use the amount of cash that it receives from its distributions from Clearway Energy LLC to pay quarterly dividends to the holders of its Class A common stock and Class C common stock. Clearway Energy LLC intends to distribute to its unit holders in the form of a quarterly distribution all of the CAFD it generates each quarter, less reserves for the prudent conduct of the business, including among others, maintenance capital expenditures to maintain the operating capacity of the assets. Dividends on the Class A common stock and Class C common stock are subject to available capital, market conditions and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
The following table lists the dividends paid on the Company's Class A common stock and Class C common stock during the nine months ended September 30, 2021:

	Third Quarter 2021	Second Quarter 2021	First Quarter 2021
Dividends per Class A share	$0.3345	$0.3290	$0.3240
Dividends per Class C share	0.3345	0.3290	0.3240
On November 3, 2021, the Company declared quarterly dividends on its Class A common stock and Class C common stock of $0.34 per share payable on December 15, 2021, to stockholders of record as of December 1, 2021.

Cash Flow Discussion
The following table reflects the changes in cash flows for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

	Nine months ended September 30,
	2021	2020	Change
	(In millions)
Net cash provided by operating activities	$529	$441	$88
Net cash used in investing activities	(430)	(20)	(410)
Net cash used in financing activities	(9)	(301)	292
Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase in operating income adjusted for non-cash items	$137
Decrease in distributions from unconsolidated affiliates	(26)
Decrease in working capital primarily driven by the timing of accounts receivable collections and payments of accounts payable	(23)
$88
Net Cash Used in Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Cash paid for the Agua Caliente and Mt. Storm acquisitions, net of cash acquired in 2021	$(211)
Proceeds received from the sale of RPV Holdco, Energy Center Dover LLC and Energy Center Smyrna LLC in 2020	(90)
Changes in cash paid for Drop Down assets	(53)
Changes in capital expenditures	(29)
Cash paid to CEG in 2021 for equipment for the Pinnacle wind project repowering	(21)
Other	(6)
$(410)
Net Cash Used in Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Increase in proceeds from issuance of long-term debt net of payments primarily due to issuance of the 2031 Senior Notes and the Pinnacle financing agreement in 2021	$146
Increase in net contributions from noncontrolling interest members in 2021 compared to 2020	104
Increase in net proceeds under the revolving line of credit in 2021	77
Buyout of Repowering Partnership II LLC noncontrolling interest in 2020	70
Net proceeds from equity issuance in 2020	(58)
Increase in dividends paid to common stockholders in 2021	(52)
Other	5
$292

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
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of September 30, 2021, the Company has several investments with an ownership interest percentage of 50% or less in energy and an energy-related entity that is accounted for under the equity method. GenConn is a variable interest entity for which the Company is not the primary beneficiary. The Company's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $354 million as of September 30, 2021. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.
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
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at September 30, 2021, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at September 30, 2021. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item 1 — Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses) Gains	(In millions)
Fair value of contracts as of December 31, 2020	$(172)
Contracts realized or otherwise settled during the period	26
Contracts acquired during the period	(9)
Changes in fair value	(54)
Fair value of contracts as of September 30, 2021	$(209)

	Fair value of contracts as of September 30, 2021
	Maturity
Fair Value Hierarchy (Losses) Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$(26)	$(29)	$(10)	$(6)	$(71)
Level 3	(28)	(36)	(25)	(49)	(138)
Total	$(54)	$(65)	$(35)	$(55)	$(209)

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
Critical Accounting Policies and Estimates
The Company's discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements and related disclosures in compliance with GAAP requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges, and the fair value of certain assets and liabilities. These judgments, in and of themselves, could materially affect the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment may also have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies has not changed.
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
If all of the interest rate swaps had been discontinued on September 30, 2021, the Company would have owed the counterparties $76 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of September 30, 2021, a 1% change in interest rates would result in an approximately $2 million change in market interest expense on a rolling twelve-month basis.
As of September 30, 2021, the fair value of the Company's debt was $8,227 million and the carrying value was $7,918 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by approximately $537 million.
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would cause a change of approximately $1 million to the net value of natural gas derivatives as of September 30, 2021. The impact of a $0.50 per MWh increase or decrease in power prices across the term of the derivatives contracts would cause a change of approximately $5 million to the net value of power derivatives as of September 30, 2021.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of the material legal proceedings in which the Company was involved through September 30, 2021, see Item 1 — Note 12, Contingencies, to this Form 10-Q.

ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company's 2020 Form 10-K. There have been no material changes in the Company's risk factors since those reported in its 2020 Form 10-K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
4.1	Indenture, dated October 1, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 1, 2021.
4.2	Form of 3.750% Senior Notes due 2032.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 1, 2021.
4.3
Eighteenth Supplemental Indenture, dated as of October 7, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company (as successor in interest to Law Debenture Trust Company of New York).
Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 8, 2021.
4.4	Tenth Supplemental Indenture, dated as of October 7, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 8, 2021.
4.5	Second Supplemental Indenture, dated as of October 7, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 8, 2021.
4.6	First Supplemental Indenture, dated as of October 7, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 8, 2021.
10.1	Purchase and Sale Agreement, dated as of August 20, 2021, by and between Dominion Solar Projects III, Inc. and Utah Solar Holdings II LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 23, 2021.
10.2	Amended and Restated Employment Agreement, dated September 23, 2021, by and between Clearway Energy, Inc. and Christopher Sotos.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 23, 2021.
10.3	Membership Interest Purchase Agreement, dated as of October 22, 2021, by and between Clearway Energy Operating LLC and KKR Thor Bidco, LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 26, 2021.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chad Plotkin.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of Sarah Rubenstein.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWAY ENERGY, INC. (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
Chief Executive Officer (Principal Executive Officer)

/s/ CHAD PLOTKIN
Chad Plotkin
Chief Financial Officer (Principal Financial Officer)

/s/ SARAH RUBENSTEIN
Sarah Rubenstein
Date: November 4, 2021	Vice President, Accounting & Controller (Principal Accounting Officer)