Form 10-K
period 2022-12-31
Clearway Energy, Inc.
filed 2023-02-23
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year ended	December 31, 2022
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to .
Commission File Number: 001-36002
Clearway Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware			46-1777204
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

300 Carnegie Center, Suite 300	Princeton	New Jersey	08540
(Address of principal executive offices)			(Zip Code)
(609) 608-1525
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01	CWEN.A	New York Stock Exchange
Class C Common Stock, par value $0.01	CWEN	New York Stock Exchange
     Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes ☒       No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                            Yes ☒      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
As of the last business day of the most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $2.94 billion based on the closing sale prices of such shares as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2023
Common Stock, Class A, par value $0.01 per share	34,613,853
Common Stock, Class B, par value $0.01 per share	42,738,750
Common Stock, Class C, par value $0.01 per share	82,283,460
Common Stock, Class D, par value $0.01 per share	42,336,750
Documents Incorporated by Reference:
Portions of the Registrant’s Definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

TABLE OF CONTENTS

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2025 Senior Notes	$600 million aggregate principal amount of 5.75% unsecured senior notes due 2025, issued by Clearway Energy Operating LLC, which were repaid in March 2021
2026 Senior Notes	$350 million aggregate principal amount of 5.00% unsecured senior notes due 2026, issued by Clearway Energy Operating LLC, which were repaid in October 2021
2028 Senior Notes	$850 million aggregate principal amount of 4.75% unsecured senior notes due 2028, issued by Clearway Energy Operating LLC
2031 Senior Notes	$925 million aggregate principal amount of 3.75% unsecured senior notes due 2031, issued by Clearway Energy Operating LLC
2032 Senior Notes	$350 million aggregate principal amount of 3.75% unsecured senior notes due 2032, issued by Clearway Energy Operating LLC
Adjusted EBITDA	A non-GAAP measure, represents earnings before interest (including loss on debt extinguishment), tax, depreciation and amortization adjusted for mark-to-market gains or losses, asset write offs and impairments; and factors which the Company does not consider indicative of future operating performance
ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates – updates to the ASC
ATM Program	At-The-Market Equity Offering Program
Bridge Loan Agreement	Senior secured bridge credit agreement entered into by Clearway Energy Operating LLC that provides a term loan facility in an aggregate principal amount of $335 million that was repaid on May 3, 2022
CAFD
A non-GAAP measure, Cash Available for Distribution is defined as of December 31, 2022 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, cash receipts from notes receivable, cash contributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments and payments for lease expenses, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, changes in prepaid and accrued capacity payments, and adjusted for development expenses

Capistrano Wind Portfolio	Five wind projects representing 413 MW of capacity, which includes Broken Bow and Crofton Bluffs located in Nebraska, Cedro Hill located in Texas and Mountain Wind Power I and II located in Wyoming
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreement	Master Services Agreements entered into as of August 31, 2018 and amended on February 2, 2023 between the Company, Clearway Energy LLC and Clearway Energy Operating LLC, and CEG
CEG ROFO Agreement	Right of First Offer Agreement, entered into as of August 31, 2018, by and between Clearway Energy Group LLC and Clearway Energy, Inc., and solely for purposes of Section 2.4, GIP III Zephyr Acquisition Partners, L.P., as amended by the First Amendment dated February 14, 2019, the Second Amendment dated August 1, 2019, the Third Amendment dated December 6, 2019, the Fourth Amendment dated November 2, 2020 and the Fifth Amendment dated August 2, 2021
Clearway Energy LLC	The holding company through which the projects are owned by Clearway Energy Group LLC, the holder of Class B and Class D units, and Clearway Energy, Inc., the holder of the Class A and Class C units
Clearway Energy Group LLC	The holder of all the Company’s Class B and Class D common shares and Clearway Energy LLC’s Class B and Class D units and from time to time, possibly shares of Clearway Energy, Inc.’s Class A and/or Class C common stock
Clearway Energy Operating LLC	The holder of the project assets that are owned by Clearway Energy LLC
COD	Commercial Operation Date
Code	Internal Revenue Code of 1986, as amended
Company	Clearway Energy, Inc., together with its consolidated subsidiaries

CVSR	California Valley Solar Ranch
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
DGPV Holdco 1	DGPV Holdco 1 LLC
DGPV Holdco 2	DGPV Holdco 2 LLC
DGPV Holdco 3	DGPV Holdco 3 LLC
Distributed Solar	Solar power projects, typically less than 20 MW in size (on an alternating current, or AC, basis), that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Assets under common control acquired by the Company from CEG
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the ISO and the regional reliability coordinator of the various electricity systems within Texas
EWG	Exempt Wholesale Generator
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
FWS	U.S. Fish & Wildlife Service
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GHG	Greenhouse gas
GIM	Global Infrastructure Management, LLC
GIP	Global Infrastructure Partners
HLBV	Hypothetical Liquidation at Book Value
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ISO	Independent System Operator, also referred to as an RTO
ITC	Investment Tax Credit
KKR	KKR Thor Bidco, LLC, an affiliate of Kohlberg Kravis Roberts & Co. L.P.
kWh	Kilowatt Hour
LIBOR	London Inter-Bank Offered Rate
MBTA	Migratory Bird Treaty Act
Mesquite Star	Mesquite Star Special, LLC
MMBtu	Million British Thermal Units
Mt. Storm	NedPower Mount Storm LLC
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to Clearway Energy, Inc. net of collateral
NOLs	Net Operating Losses
NOx	Nitrogen Oxides
NPNS	Normal Purchases and Normal Sales
NPPD	Nebraska Public Power District
NRG	NRG Energy, Inc.
OCI/OCL	Other comprehensive income/loss
O&M	Operations and Maintenance

PG&E	Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PUCT	Public Utility Commission of Texas
PUHCA	Public Utility Holding Company Act of 2005
PURPA	Public Utility Regulatory Policies Act of 1978
QF	Qualifying Facility under PURPA
RENOM	Clearway Renewable Operation & Maintenance LLC
ROFO	Right of First Offer
RPS	Renewable Portfolio Standards
RPV Holdco	RPV Holdco 1 LLC
RTO	Regional Transmission Organization
SCE	Southern California Edison
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2028 Senior Notes, the 2031 Senior Notes and the 2032 Senior Notes
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SPP	Solar Power Partners
SREC	Solar Renewable Energy Credit
Tax Act	Tax Cuts and Jobs Act of 2017
Thermal Business	The Company’s thermal business, which consists of thermal infrastructure assets that provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units
Thermal Disposition	On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR
TotalEnergies	TotalEnergies SE
U.S.	United States of America
U.S. DOE	U.S. Department of Energy
Utah Solar Portfolio	Seven utility-scale solar farms located in Utah, representing 530 MW of capacity
Utility Scale Solar	Solar power projects, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VIE	Variable Interest Entity

PART I
Item 1 — Business
General
Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor with a focus on investments in clean energy and owner of modern, sustainable and long-term contracted assets across North America. The Company is sponsored by GIP and TotalEnergies through the portfolio company, Clearway Energy Group LLC, or CEG, which became equally owned by GIP and TotalEnergies as of September 12, 2022, when TotalEnergies acquired, through its investment in an intermediate holding company, 50% of GIP’s interest in CEG. GIP is an independent infrastructure fund manager that makes equity and debt investments in infrastructure assets and businesses. TotalEnergies is a global multi-energy company.
The Company is one of the largest renewable energy owners in the U.S. with over 5,500 net MW of installed wind and solar generation projects. The Company’s over 8,000 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of these offtake agreements was approximately 11 years as of December 31, 2022 based on CAFD.
On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR. For further details of the Thermal Disposition, refer to Item 15 — Note 3, Acquisitions and Dispositions.
The Company consolidates the results of Clearway Energy LLC through its controlling interest, with CEG’s interest shown as noncontrolling interest in the consolidated financial statements. The holders of the Company’s outstanding shares of Class A and Class C common stock are entitled to dividends as declared. CEG receives its distributions from Clearway Energy LLC through its ownership of Clearway Energy LLC Class B and Class D units. From time to time, CEG may also hold shares of the Company’s Class A and/or Class C common stock.
A complete listing of the Company’s interests in facilities, operations and/or projects owned or leased as of December 31, 2022 can be found in Item 2 — Properties.
History
The Company was formed as a Delaware corporation on December 20, 2012 by NRG. On August 31, 2018, NRG transferred its full ownership interest in the Company to CEG, the holder of NRG’s renewable energy development and operations platform, and subsequently sold 100% of its interest in CEG to GIP. On September 12, 2022, GIP sold 50% of its interest in CEG through an intermediate holding company to TotalEnergies.
The Company is the sole managing member of Clearway Energy LLC and operates and controls all of its business and affairs and consolidates the financial results of Clearway Energy LLC and its subsidiaries. Clearway Energy LLC is a holding company for the companies that directly and indirectly own and operate the Company’s assets. As of December 31, 2022, the Company owned 57.88% of the economic interests of Clearway Energy LLC, with CEG owning 42.12% of the economic interests of Clearway Energy LLC. As a result of the current ownership of the Class B common stock and Class D common stock, CEG controls the Company, and the Company in turn, as the sole managing member of Clearway Energy LLC, controls Clearway Energy LLC and its subsidiaries.

The diagram below represents a summarized structure of the Company as of December 31, 2022:

Global Infrastructure Partners [a]
TotalEnergies SE [a]
Clearway Energy Group LLC
Public shareholders
Class B Units and Class D Units
Aggregate 42.12% Economic Interest
Class B Common Stock and
Class D Common Stock
Aggregate 54.91% Voting Interest
Clearway Energy, Inc.
Class A Common Stock and
Class C Common Stock
Aggregate 45.09% Voting Interest
Sole Managing Member
Class A Units and Class C Units
Aggregate 57.88% Economic Interest
Clearway Energy LLC
Clearway Energy Operating LLC
Project companies

[a] GIP and TotalEnergies each own 50% of CEG through intermediate holding companies.

Business Strategy
The Company’s primary business strategy is to focus on the acquisition and ownership of assets with predictable, long-term cash flows in order that it may be able to increase the dividends paid to holders of the Company’s Class A and Class C common stock over time without compromising the ongoing stability of the business.
The Company’s plan for executing its business strategy includes the following key components:
Focus on contracted renewable energy and conventional generation. The Company owns and operates utility scale and distributed renewable energy and natural gas-fired generation assets with proven technologies, generally low operating risks and stable cash flows. The Company believes by focusing on this core asset class and leveraging its industry knowledge, it will maximize its strategic opportunities, be a leader in operational efficiency and maximize its overall financial performance.

Growing the business through acquisitions of contracted operating assets. The Company believes that its base of operations provides a platform for strategic growth through cash accretive and tax advantaged acquisitions complementary to its existing portfolio. In addition to acquiring generation facilities from third parties where the Company believes its knowledge of the market and operating expertise provides it with a competitive advantage, the Company may consummate future acquisitions from CEG. The Company believes that CEG’s project development expertise provides the Company access to a development platform with an extensive pipeline of potential renewable energy and storage projects that are aligned to support the Company’s growth. The Company and CEG work collaboratively in considering new assets to be acquired by the Company. The assets listed below, all of which are included in co-investment partnerships, represent the Company’s currently committed investments in projects with CEG:

Asset	Technology	Gross Capacity (MW)	State	COD	Status
Daggett Solar 3	Solar/Storage	300	CA	1H23	Committed
Daggett Solar 2	Solar/Storage	182	CA	2H23	Committed
Arica	Solar/Storage	263	CA	2H23	Committed
Victory Pass	Solar/Storage	200	CA	2H23	Committed
Primary focus on North America. The Company intends to focus its investments in North America. The Company believes that industry fundamentals in North America present it with significant opportunity to grow its portfolio without creating significant exposure to currency and sovereign risk. By focusing its efforts on North America, the Company believes it will best leverage its regional knowledge of power markets, industry relationships and skill sets to maximize the performance of the Company.
Maintain sound financial practices to grow the dividend. The Company intends to maintain a commitment to disciplined financial analysis and a balanced capital structure to enable it to increase its quarterly dividend over time and serve the long-term interests of its stockholders. The Company’s financial practices include a risk and credit policy focused on transacting with creditworthy counterparties; a financing policy, which focuses on seeking an optimal capital structure through various capital formation alternatives to minimize interest rate and refinancing risks, ensure stable long-term dividends and maximize value; and a dividend policy that is based on distributing a significant portion of CAFD each quarter that the Company receives from Clearway Energy LLC, subject to available capital, market conditions and compliance with associated laws, regulations and other contractual obligations. The Company intends to evaluate various alternatives for financing future acquisitions and refinancing of existing project-level debt, in each case, to reduce the cost of debt, extend maturities and maximize CAFD.
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
Competitive Strengths
Stable, high quality cash flows. The Company’s facilities have a stable, predictable cash flow profile consisting of predominantly long-life electric generation assets that primarily sell electricity under long-term fixed priced contracts or pursuant to regulated rates with investment-grade and certain other creditworthy counterparties. The majority of the Company’s facilities have minimal fuel risk. For the Company’s conventional assets currently contracted under tolling agreements, fuel is provided by the toll counterparty or the cost thereof is a pass-through cost under the Contract for Differences. When the tolling agreements expire, the conventional assets will need to procure their own fuel. The Renewable facilities have no fuel costs. The offtake agreements for the Company’s conventional and renewable generation facilities have a weighted-average remaining duration, based on CAFD, of approximately 11 years as of December 31, 2022, providing long-term cash flow stability. The Company’s generation offtake agreements with counterparties for whom credit ratings are available have a weighted-average Moody’s rating of Ba1 based on rated capacity under contract. All of the Company’s assets are in the U.S. and accordingly have no currency or repatriation risks.

Environmentally well-positioned portfolio of assets. The Company’s portfolio of electric generation assets consists of over 5,500 net MW of renewable generation capacity that are non-emitting sources of power generation. Additionally, the Company’s California conventional assets consist of efficient gas generation facilities that support electric system reliability. The Company does not anticipate having to expend any significant capital expenditures in the foreseeable future to comply with current environmental regulations applicable to its generation assets. Taken as a whole, the Company believes its strategy will be a net beneficiary of current and potential environmental legislation and regulatory requirements that may serve as a catalyst for capacity retirements and improve market opportunities for environmentally well-positioned assets like the Company’s assets once its current offtake agreements expire.
High quality, long-lived assets with low operating and capital requirements. The Company benefits from a portfolio of relatively younger assets. The Company’s assets are largely comprised of proven and reliable technologies, provided by leading original solar and wind equipment manufacturers such as General Electric, Siemens AG, SunPower Corporation, or SunPower, First Solar Inc., or First Solar, Vestas, Mitsubishi, Trina Solar, JA Solar and Siemens Gamesa. Given the modern nature of the portfolio, which includes a substantial number of relatively low operating and maintenance cost solar and wind generation assets, the Company expects to achieve high fleet availability and expend modest maintenance-related capital expenditures.
Significant scale and diversity. The Company is one of the largest renewable energy owners in the U.S. with over 5,500 net MW of installed wind and solar generation projects. The Company’s over 8,000 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities. The Company’s contracted renewable and conventional generation assets benefit from significant diversification in terms of technology, fuel type, counterparty and geography. The Company believes its scale and access to best practices across the fleet improves its business development opportunities through enhanced industry relationships, reputation and understanding of regional power market dynamics. Furthermore, the Company’s diversification reduces its operating risk profile and reliance on any single market.
Relationship with GIP, TotalEnergies and CEG. The Company believes that its relationship with GIP, TotalEnergies and CEG provides significant benefits. Global Infrastructure Management, LLC, or GIM, the manager of GIP, is an independent infrastructure fund manager that makes equity and debt investments in infrastructure assets and businesses in both the Organization for Economic Co-operation and Development (OECD) and select emerging market countries. GIM has a strong track record of investment and value creation in the renewable energy sector. GIM also has extensive experience with publicly traded yield vehicles and development platforms, ranging from Europe’s first application of a yield company/development company model to the largest renewable platform in Asia-Pacific. TotalEnergies is a global multi-energy company that produces and markets energies in more than 130 countries. Additionally, the Company believes that CEG provides the Company access to a highly capable renewable development and operations platform that is aligned to support the Company’s growth.
Segment Review
The following tables summarize the Company’s operating revenues, net income (loss) and assets by segment for the years ended December 31, 2022, 2021 and 2020, as discussed in Item 15 — Note 13, Segment Reporting.

	Year ended December 31, 2022
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$417	$696	$77	$—	$1,190
Net income (loss) (a)	161	(58)	17	940	1,060
Total assets	2,251	9,515	—	546	12,312
(a) Corporate net income includes the $1.29 million gain on the sale of the Thermal Business to KKR, which was completed on May 1, 2022.

	Year ended December 31, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$441	$641	$204	$—	$1,286
Net income (loss)	172	(65)	22	(204)	(75)
Total assets	2,442	9,603	631	137	12,813

	Year ended December 31, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$437	$569	$193	$—	$1,199
Net income (loss)	140	(109)	3	(96)	(62)
Policy Incentives
U.S. federal, state and local governments have established various policy incentives to support the development, financing, ownership and operation of renewable energy projects. These incentives include PTCs, ITCs, accelerated tax depreciation, cash grants, tax abatements and RPS programs which have the effect of decreasing the costs and risks associated with developing and operating such projects or creating demand for renewable energy assets. In particular,
•Owners of wind facilities are eligible to claim the PTC, or an ITC in lieu of the PTC, provided that certain requirements are met. Similarly, owners of solar facilities are eligible to claim the ITC or, for facilities placed in service after August 16, 2022, the PTC, or an ITC in lieu of the PTC, provided certain requirements are met. Additionally, owners of energy storage facilities are eligible to claim the ITC for facilities placed in service after December 31, 2022, provided certain requirements are met. The PTC is an annual credit that is based on the amount of electricity sold by the facility during the first ten years after the facility is first placed in service. The ITC is a one-time credit that is based on a percentage of the cost of the facility and is claimed for the tax year in which the facility is first placed in service. Depending on the type of taxpayer, the PTC or ITC may be sold to an unrelated third party for cash, or in certain cases, direct payment from the government may be received. In order to qualify for the full amount of these credits in the case of facilities whose construction begins on or after January 29, 2023, certain prevailing wage and apprenticeship requirements generally must be satisfied, the details of which have been released only in part with additional details expected in future guidance. For facilities that begin construction after December 31, 2024, the PTC and ITC will no longer apply and such facilities may instead be eligible for the clean electricity production credit or clean electricity investment credit, respectively. In order to qualify for these new credits, the facility’s greenhouse gas emissions cannot be greater than zero.
•Pursuant to the U.S. federal Modified Accelerated Cost Recovery System, or MACRS, wind and solar projects are generally depreciable for tax purposes over a five-year period (before taking into account certain conventions) even though the useful life of such projects is generally much longer than five years. The Tax Act also provides for immediate and 100% expensing and deductibility for eligible property acquired and placed in service after September 27, 2017, and before January 1, 2023, with phase downs permitting 80%, 60%, 40% and 20% expensing and deductibility for property acquired and placed in service during 2023, 2024, 2025 and 2026, respectively.
•RPS programs, currently in place in certain states and territories, require electricity providers in the state or territory to meet a certain percentage of their retail sales with energy from renewable sources. Additionally, other states in the U.S. have set renewable energy goals to reduce GHG emissions from historic levels. The Company believes that these standards and goals will create incremental demand for renewable energy in the future.
The elimination of, loss of, or reduction in, the incentives discussed above could decrease the attractiveness of renewable energy projects to developers, including, but not limited to, CEG, which could reduce the Company's acquisition or development opportunities. Such an elimination, loss or reduction could also reduce the Company’s willingness to pursue or develop certain renewable energy projects due to higher operating costs or decreased revenues under its PPAs.
Regulatory Matters
As owners of power plants and participants in wholesale energy markets, certain of the Company’s subsidiaries are subject to regulation by various federal and state government agencies. These agencies include FERC and the PUCT, as well as other public utility commissions in certain states where the Company’s assets are located. Each of the Company’s U.S. generating facilities qualifies as an EWG or QF. In addition, the Company is subject to the market rules, procedures and protocols of the various ISO and RTO markets in which it participates. Likewise, certain of the Company’s subsidiaries must also comply with the mandatory reliability requirements imposed by NERC and the regional reliability entities in the regions where the Company has generating facilities subject to NERC’s reliability authority. The Company’s operations within the ERCOT footprint are not subject to rate regulation by FERC, as they are deemed to operate solely within the ERCOT market and not in interstate commerce. These operations are subject to regulation by PUCT.

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
The FPA gives FERC exclusive rate-making jurisdiction over the wholesale sale of electricity and transmission of electricity in interstate commerce of public utilities (as defined by the FPA). Under the FPA, FERC, with certain exceptions, regulates owners and operators of facilities used for the wholesale sale of electricity or transmission in interstate commerce as public utilities, and is charged with ensuring that market rules are just and reasonable.
Public utilities are required to obtain FERC’s acceptance, pursuant to Section 205 of the FPA, of their rate schedules for the wholesale sale of electricity. Several of the Company’s QF generating facilities and all of the Company’s non-QF generating facilities located in the U.S. outside of ERCOT make sales of electricity pursuant to market-based rates, as opposed to traditional cost-of-service regulated rates. FERC conducts a review of the market-based rates of Company public utilities and potential market power every three years according to a regional schedule established by FERC.
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
The PUHCA provides FERC with certain authority over and access to books and records of public utility holding companies not otherwise exempt by virtue of their ownership of EWGs and QFs. The Company is exempt from many of the accounting, record retention, and reporting requirements of the PUHCA.
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
A number of regulations that may affect the Company are under review for potential revision or rescission in 2023. The Company will evaluate the impact of the legislation and regulations as they are revised but cannot fully predict the impact of each until anticipated revisions and legal challenges are resolved. To the extent that proposed legislation and new or revised regulations restrict or otherwise impact the Company’s operations, the proposed legislation and regulations could have a negative impact on the Company’s financial performance.
Proposed Federal MBTA Incidental Take Legislation and Regulations — On October 4, 2021, U.S. Fish and Wildlife Service (FWS) issued the final MBTA rule, effective December 3, 2021, restoring the MBTA to prohibit the incidental take of migratory birds. In 2021, FWS issued an advance notice of proposed rulemaking (ANPR) advising that it intends to gather information necessary to develop proposed regulations to authorize the incidental take of migratory birds under prescribed conditions and prepare a draft environmental review pursuant to the National Environmental Policy Act. Throughout 2022, FWS sought comments on the content of the proposed rule. The Company worked with renewable industry groups to provide comments on the proposed rule development. FWS is currently considering how to draft the rule and expects to issue the notice of proposed rulemaking early in 2023.

Proposed Federal Eagle Incidental Take Permit Proposed Rule — On September 30, 2022, FWS published in the Federal Register a draft rule revising the eagle incidental take permit program. Comments on the revised rule were due by the end of November 2022, but a 30-day extension was issued with final comments due by December 30, 2022. The Company worked with renewable industry groups to provide comments on the proposed rule in advance of the cut-off date. FWS is currently reviewing comments and it is not clear how the comments will be incorporated into the final rule or how FWS will structure the revisions to the eagle incidental take permit program.
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
Customers
The Company sells its electricity and environmental attributes, including RECs, primarily to local utilities under contractual arrangements. During the year ended December 31, 2022, the Company derived approximately 33% of its consolidated revenue from Southern California Edison, or SCE, and approximately 25% of its consolidated revenue from PG&E.
Human Capital
As of December 31, 2022, the Company had 58 employees. The Company also depends upon personnel of CEG for the provision of asset management, administration and O&M services.
The Company focuses on attracting, developing and retaining a team of highly talented and motivated employees. The Company regularly conducts assessments of its compensation and benefit practices and pay levels to help ensure that staff members are compensated equitably and competitively. The Company devotes extensive resources to staff development and training, including tuition assistance for career-enhancing academic and professional programs. Employee performance is measured in part based on goals that are aligned with the Company’s annual objectives. The Company recognizes that its success is based on the talents and dedication of those it employs, and the Company is highly invested in their success.
The Company is committed to maintaining a workplace that acknowledges, encourages, and values diversity and inclusion and provides its employees with unconscious bias training. The Company believes that individual differences, experiences, and strengths enrich the culture and fabric of its organization. Having employees with backgrounds and orientations that reflect a variety of viewpoints and experiences also helps the Company to better understand the needs of its customers and the communities in which it operates.
By leveraging the multitude of backgrounds and perspectives of its team and developing ongoing relationships with diverse vendors, the Company achieves a collective strength that enhances the workplace and makes the Company a better business partner to its customers and others with a stake in the Company’s success.
The Company also has an Equity, Partnership & Inclusion Council, or EPIC. As part of its commitment, the Company provides education on topics related to diversity, inclusion and equity. The Company identified three areas of focus: Our People, Our Product & Customers and Our Purchasing. With the involvement of its employees, EPIC is advancing efforts in each of these areas to identify and implement opportunities for the Company to address equity, partnership and inclusion issues in its business activities.
Our People focuses on education and training; diversity, equity and inclusion policies and recruitment strategies; community and industry partnerships; and maintaining high employee engagement and retention.

Our Product & Customers focuses on pursuing opportunities that provide more equitable access to renewable energy for low-to-moderate income customers; supporting the diversity, equity and inclusion goals of the Company’s offtakers; and meaningfully representing that work in the external market.

Our Purchasing focuses on establishing a non-discriminatory practices standard for the Company’s suppliers, diverse vendor sourcing and benchmarking.

In addition to the personnel of CEG, the Company relies on other third-party service providers in the daily operations of its conventional facilities and certain renewable facilities.
Environmental, Social and Governance (ESG)
The Company is committed to engaging with its stakeholders on environmental, social and governance, or ESG, matters in a proactive, holistic and integrated manner. The Company strives to provide recent, credible and comparable data to ESG agencies while engaging institutional investors and investor advocacy organizations around ESG issues. The Company’s Corporate Governance, Conflicts and Nominating Committee reviews developing trends and emerging ESG matters as well as the Company’s strategies, activities, policies and communications regarding ESG matters, and makes recommendations to the Company’s Board of Directors regarding potential actions by the Company.
Aligned with the Company’s strategy of owning and acquiring environmentally-sound power generation assets, the Company has issued $2.1 billion of corporate green bonds under a green bond framework that applies the net proceeds to finance or refinance, in part or in full, new and existing projects and assets meeting certain criteria focused on the supply of energy from renewable resources, including solar energy and wind energy. The Company’s projects and alignment of its Green Bond Principles (2018) are reviewed by Sustainalytics, an outside consultant with recognized expertise in ESG research and analysis.
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
Available Information
The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through the SEC’s website, www.sec.gov, and through the “Investor Relations” section of the Company’s website, www.clearwayenergy.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The Company also routinely posts press releases, presentations, webcasts, and other information regarding the Company on its website. The information posted on the Company’s website is not a part of this report.

Item 1A — Risk Factors
Summary of Risk Factors
The Company’s business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include among others, the following key risks:
Risks Related to the Company’s Business
•The Company’s ability to grow and make acquisitions through cash on hand is limited.
•The Company may not be able to effectively identify or consummate any future acquisitions on favorable terms, or at all, and future acquisitions may not be accretive as a result of incorrect assumptions in the Company’s evaluation of such acquisitions, unforeseen consequences or other external events beyond the Company’s control.
•Counterparties to the Company’s offtake agreements may not fulfill their obligations and, as the contracts expire, the Company may not be able to replace them with agreements on similar terms in light of increasing competition in the markets in which the Company operates.
•The Company’s ability to effectively consummate future acquisitions will also depend on the Company’s ability to arrange the required or desired financing for acquisitions.
•The Company’s indebtedness could adversely affect its ability to raise additional capital to fund the Company’s operations or pay dividends.
•The operation of electric generation facilities depends on suitable meteorological conditions and involves significant risks and hazards customary to the power industry that could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. These facilities may operate without long-term power sales agreements.
•Maintenance, expansion and refurbishment of electric generation facilities involve significant risks that could result in unplanned power outages or reduced output.
•Supplier and/or customer concentration at certain of the Company’s facilities may expose the Company to significant financial credit or performance risks.
•The Company currently owns, and in the future may acquire, certain assets in which the Company has limited control over management decisions and its interests in such assets may be subject to transfer or other related restrictions.
•The Company’s assets are exposed to risks inherent in the use of interest rate swaps and the Company may be exposed to additional risks in the future if it utilizes other derivative instruments.
•The Company does not own all of the land on which its power generation assets are located, which could result in disruption to its operations. The Company’s use and enjoyment of real property rights for its projects may be adversely affected by the rights of lienholders and leaseholders that are superior to those of the grantors of those real property rights to the Company.
•The Company’s businesses are subject to physical, market and economic risks relating to potential effects of climate change and public and governmental initiatives to address climate change.
•Risks that are beyond the Company’s control, including but not limited to acts of terrorism or related acts of war, natural disaster, pandemics (such as the COVID-19 pandemic), inflation, supply chain disruptions, hostile cyber intrusions or other catastrophic events, could have a material adverse effect on the business, financial condition, results of operations and cash flows.
•The operation of the Company’s businesses is subject to cyber-based security and integrity risk.
•The Company relies on electric distribution and transmission facilities that it does not own or control and that are subject to transmission constraints within a number of the Company’s regions. If these facilities fail to provide the Company with adequate transmission capacity, it may be restricted in its ability to deliver electric power to its customers and may either incur additional costs or forego revenues.
•The Company’s costs, results of operations, financial condition and cash flows could be adversely impacted by the disruption of the fuel supplies necessary to generate power at its conventional generation facilities.
•The Company depends on key personnel and its ability to attract and retain additional skilled management and other personnel, the loss of any of which could have a material adverse effect on the Company’s financial condition and results of operations.

•The Company may potentially be adversely affected by emerging technologies that may over time impact capacity markets and the energy industry overall.
Risks Related to the Company’s Relationship with GIP, TotalEnergies and CEG
•GIP and TotalEnergies, through their equal ownership of CEG, the Company’s controlling stockholder, exercise substantial influence over the Company. The Company is highly dependent on GIP, TotalEnergies and CEG.
•CEG controls the Company and has the ability to designate a majority of the members of the Company’s Board.
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
•The Company is a “controlled company”, controlled by CEG, and as a result, is exempt from certain corporate governance requirements that are designed to provide protection to stockholders of companies that are not controlled companies.
Risks Related to Regulation
•The Company’s business is subject to restrictions resulting from environmental, health and safety laws and regulations.
•The electric generation business is subject to substantial governmental regulation, including environmental laws, and may be adversely affected by changes in laws or regulations, as well as liability under, or any future inability to comply with, existing or future regulations or other legal requirements.
•The Company’s business is subject to complex and evolving U.S. laws and regulations regarding privacy and data protection.
•Government regulations providing incentives for renewable power generation could change at any time and such changes may negatively impact the Company’s growth strategy.
Risks Related to the Company’s Common Stock
•The Company may not be able to continue paying comparable or growing cash dividends to holders of its common stock in the future. The Company is a holding company and its only material asset is its interest in Clearway Energy LLC, and the Company is accordingly dependent upon distributions from Clearway Energy LLC and its subsidiaries to pay dividends and taxes and other expenses.
•Market interest rates may have an effect on the value of the Company’s Class A and Class C common stock.
•Market volatility and reports by securities and industry analysts may affect the price of the Company’s Class A and Class C common stock, and the future issuance of additional shares of common stock or sales of common stock by CEG may cause dilution of investors’ ownership interest or cause the price of the Company’s Class A or Class C common stock to fall.
•Provisions of the Company’s charter documents or Delaware law could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to holders of the Company’s Class A and Class C common stock, and could make it more difficult to change management.
Risks Related to Taxation
•The Company’s future tax liability may be greater than expected if the Company does not generate NOLs sufficient to offset taxable income, if federal, state and local tax authorities challenge certain of the Company’s tax positions and exemptions or if changes in federal, state and local tax laws occur.
•The Company’s ability to use NOLs to offset future income may be limited.
•A valuation allowance may be required for the Company’s deferred tax assets.
•Distributions to holders of the Company’s Class A and Class C common stock may be taxable.
•Changes in tax laws or policies, including but not limited to changes in corporate income tax rates, as well as judgments and estimates used in the determination of tax-related asset and liability amounts, could materially adversely affect the Company’s business, financial condition, results of operations and prospects.

Risks Related to the Company’s Business
Pursuant to the Company’s cash dividend policy, the Company intends to distribute a significant amount of the CAFD through regular quarterly distributions and dividends, and the Company’s ability to grow and make acquisitions through cash on hand is limited.
The Company expects to distribute a significant amount of the CAFD each quarter and to rely primarily upon external financing sources, including the issuance of debt and equity securities and, if applicable, borrowings under the Company’s revolving credit facility to fund acquisitions and growth capital expenditures. The Company may be precluded from pursuing otherwise attractive acquisitions if the projected short-term cash flow from the acquisition or investment is not adequate to service the capital raised to fund the acquisition or investment, after giving effect to the Company’s available cash reserves. To the extent the Company issues additional equity securities in connection with any acquisitions or growth capital expenditures, the payment of dividends on these additional equity securities may increase the risk that the Company will be unable to maintain or increase its per share dividend. The incurrence of bank borrowings or other debt by Clearway Energy Operating LLC or by the Company’s project-level subsidiaries to finance the Company’s growth strategy will result in increased interest expense and the imposition of additional or more restrictive covenants, which, in turn, may impact the cash distributions the Company receives to distribute to holders of the Company’s common stock.
The Company may not be able to effectively identify or consummate any future acquisitions on favorable terms, or at all, and future acquisitions may not be accretive as a result of incorrect assumptions in the Company’s evaluation of such acquisitions, unforeseen consequences or other external events beyond the Company’s control.
The Company’s business strategy includes growth through the acquisitions of additional generation assets (including through corporate acquisitions). This strategy depends on the Company’s ability to successfully identify and evaluate acquisition opportunities and consummate acquisitions on favorable terms. However, the number of acquisition opportunities is limited. In addition, the Company will compete with other companies for these limited acquisition opportunities, which may increase the Company’s cost of making acquisitions or cause the Company to refrain from making acquisitions at all. Some of the Company’s competitors for acquisitions are much larger than the Company with substantially greater resources. These companies may be able to pay more for acquisitions and may be able to identify, evaluate, bid for and purchase a greater number of assets than the Company’s financial or human resources permit. If the Company is unable to identify and consummate future acquisitions, it will impede the Company’s ability to execute its growth strategy and limit the Company’s ability to increase the amount of dividends paid to holders of the Company’s common stock.
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
The acquisition of companies and assets are subject to substantial risks, including the failure to identify material problems during due diligence (for which the Company may not be indemnified post-closing) and the risk of overpaying for assets (or not making acquisitions on an accretive basis). The integration and consolidation of acquisitions requires substantial human, financial and other resources and, ultimately, the Company’s acquisitions may divert management’s attention from the Company’s existing business concerns, disrupt the Company’s ongoing business or not be successfully integrated. There can be no assurances that any future acquisitions will perform as expected or that the returns from such acquisitions will support the financing utilized to acquire them or maintain them. A failure to achieve the financial returns the Company expects when it acquires generation assets could have a material adverse effect on the Company’s ability to grow its business and make cash distributions to its stockholders. Any failure of the Company’s acquired generation assets to be accretive or difficulty in integrating such acquisition into the Company’s business could have a material adverse effect on the Company’s ability to grow its business and make cash distributions to its stockholders. As a result, the consummation of acquisitions could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and ability to pay dividends to holders of the Company’s common stock.

Counterparties to the Company’s offtake agreements may not fulfill their obligations and, as the contracts expire, the Company may not be able to replace them with agreements on similar terms in light of increasing competition in the markets in which the Company operates.
A significant portion of the electric power the Company generates is sold under long-term offtake agreements with public utilities or industrial or commercial end-users, with a weighted average remaining duration, based on CAFD, of approximately 11 years. As of December 31, 2022, the largest customers of the Company’s power generation assets, including assets in which the Company has less than a 100% membership interest, were SCE and PG&E, which represented 33% and 25%, respectively, of total consolidated revenues generated by the Company during the year ended December 31, 2022.
If, for any reason, any of the purchasers of power under these agreements are unable or unwilling to fulfill their related contractual obligations or if they refuse to accept delivery of power delivered thereunder or if they otherwise terminate such agreements prior to the expiration thereof, the Company’s assets, liabilities, business, financial condition, results of operations and cash flows could be materially and adversely affected. Furthermore, to the extent any of the Company’s power purchasers are, or are controlled by, governmental entities, the Company’s facilities may be subject to legislative or other political action that may impair their contractual performance.
The power generation industry is characterized by intense competition and the Company’s electric generation assets encounter competition from utilities, industrial companies and independent power producers, in particular with respect to uncontracted output. In recent years, there has been increasing competition among generators for offtake agreements and this has contributed to a reduction in electricity prices in certain markets characterized by excess supply above designated reserve margins. In light of these market conditions, the Company may not be able to replace an expiring or terminated agreement with an agreement on equivalent terms and conditions, including at prices that permit operation of the related facility on a profitable basis. In addition, the Company believes many of its competitors have well-established relationships with the Company’s current and potential suppliers, lenders and customers, and have extensive knowledge of its target markets. As a result, these competitors may be able to respond more quickly than the Company to evolving industry standards and changing customer requirements. The adoption of more advanced technology could reduce its competitors’ power production costs resulting in their having a lower cost structure than is achievable with the technologies currently employed by the Company and adversely affect its ability to compete for offtake agreement renewals. If the Company is unable to replace an expiring or terminated offtake agreement, the affected facility may temporarily or permanently cease operations. External events, such as a severe economic downturn or force majeure events, could also impair the ability of some counterparties to the Company’s offtake agreements and other customer agreements to pay for energy and/or other products and services received.
The Company’s inability to enter into new or replacement offtake agreements or to compete successfully against current and future competitors in the markets in which the Company operates could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
The Company’s ability to effectively consummate future acquisitions will also depend on the Company’s ability to arrange the required or desired financing for acquisitions.
The Company may not have sufficient availability under the Company’s credit facilities or have access to project-level financing on commercially reasonable terms when acquisition opportunities arise. An inability to obtain the required or desired financing could significantly limit the Company’s ability to consummate future acquisitions and effectuate the Company’s growth strategy. If financing is available, utilization of the Company’s credit facilities or project-level financing for all or a portion of the purchase price of an acquisition could significantly increase the Company’s interest expense, impose additional or more restrictive covenants and reduce CAFD. Similarly, the issuance of additional equity securities as consideration for acquisitions could cause significant stockholder dilution and reduce the Company’s dividends if the acquisitions are not sufficiently accretive. The Company’s ability to consummate future acquisitions may also depend on the Company’s ability to obtain any required regulatory approvals for such acquisitions.
The Company’s indebtedness could adversely affect its ability to raise additional capital to fund the Company’s operations or pay dividends. It could also expose the Company to the risk of increased interest rates and limit the Company’s ability to react to changes in the economy or the Company’s industry as well as impact the Company’s results of operations, financial condition and cash flows.
As of December 31, 2022, the Company had approximately $6,870 million of total consolidated indebtedness, $4,745 million of which was incurred by the Company’s non-guarantor subsidiaries. In addition, the Company’s share of its unconsolidated affiliates’ total indebtedness and letters of credit outstanding as of December 31, 2022, totaled approximately $325 million and $37 million, respectively (calculated as the Company’s unconsolidated affiliates’ total indebtedness as of such date multiplied by the Company’s percentage membership interest in such assets).

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
The Company’s revolving credit facility contains financial and other restrictive covenants that limit the Company’s ability to return capital to stockholders or otherwise engage in activities that may be in the Company’s long-term best interests. The Company’s inability to satisfy certain financial covenants could prevent the Company from paying cash dividends, and the Company’s failure to comply with those and other covenants could result in an event of default which, if not cured or waived, may entitle the related lenders to demand repayment or enforce their security interests, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In addition, failure to comply with such covenants may entitle the related lenders to demand repayment and accelerate all such indebtedness.
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
•investor confidence in the Company, its partners, GIP and TotalEnergies, through CEG, the Company’s principal stockholder (on a combined voting basis), and the regional wholesale power markets;
•the Company’s financial performance and the financial performance of the Company subsidiaries;
•the Company’s level of indebtedness and compliance with covenants in debt agreements;
•maintenance of acceptable project credit ratings or credit quality;
•cash flow; and
•provisions of tax and securities laws that may impact raising capital.
The Company may not be successful in obtaining additional capital for these or other reasons. Furthermore, the Company may be unable to refinance or replace project-level financing arrangements or other credit facilities on favorable terms or at all upon the expiration or termination thereof. The Company’s failure, or the failure of any of the Company’s projects, to obtain additional capital or enter into new or replacement financing arrangements when due may constitute a default under such existing indebtedness and may have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
Certain of the Company’s long-term bilateral contracts result from state-mandated procurements and could be declared invalid by a court of competent jurisdiction.
A portion of the Company’s revenues are derived from long-term bilateral contracts with utilities that are regulated by their respective states and have been entered into pursuant to certain state programs. Certain long-term contracts that other companies have with state-regulated utilities have been challenged in federal court and have been declared unconstitutional on the grounds that the rate for energy and capacity established by the contracts impermissibly conflicts with the rate for energy and capacity established by FERC pursuant to the FPA. If certain of the Company’s state-mandated agreements with utilities are ever held to be invalid or unenforceable due to the financial conditions or other conditions of such utility, the Company may be unable to replace such contracts, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
The generation of electric energy from solar and wind energy sources depends heavily on suitable meteorological conditions.
If solar or wind conditions are unfavorable, the Company’s electricity generation and revenue from renewable generation facilities may be substantially below the Company’s expectations. The electricity produced and revenues generated by a solar or wind energy generation facility is highly dependent on suitable solar or wind conditions, as applicable, and associated weather conditions, which are beyond the Company’s control. Disruption in the generation of solar or wind energy could limit a facility’s ability to generate electricity at its desired level. Should a generation facility fail to perform at the required levels, or other unplanned disruptions occur, the facility may be forced to fulfill an underlying contractual obligation by purchasing electricity at higher prices. In addition, the Company’s facilities may be exposed, based on specific contractual terms, to a locational basis risk resulting from a difference in the price received for generation sold at the location where the power is generated and the price paid for generation purchased at the contracted delivery point, which could lead to potential lower revenues in circumstances where the price received is lower than the price that is paid. Furthermore, components of the Company’s systems, such as solar panels and inverters, could be damaged by severe weather, such as wildfires, hailstorms, lightning, tornadoes or freezing temperatures and other winter weather conditions. In addition, replacement and spare parts for key components may be difficult or costly to acquire or may be unavailable. Unfavorable weather and atmospheric conditions could impair the effectiveness of the Company’s assets or reduce their output beneath their rated capacity or require shutdown of key equipment, impeding operation of the Company’s renewable assets. For example, in February 2021, the Company’s wind projects in Texas were unable to operate and experienced outages for a few days as a result of the extreme winter weather conditions. In addition, climate change may have the long-term effect of changing wind patterns at the Company’s projects. Changing wind patterns could cause changes in expected electricity generation. These events could also degrade equipment or components and the interconnection and transmission facilities’ lives or maintenance costs.

Although the Company bases its investment decisions with respect to each renewable generation facility on the findings of related wind and solar studies conducted on-site prior to construction or based on historical conditions at existing facilities, actual climatic conditions at a facility site, particularly wind conditions, may not conform to the findings of these studies and may be affected by variations in weather patterns, including any potential impact of climate change. Therefore, the Company’s solar and wind energy facilities may not meet anticipated production levels or the rated capacity of the Company’s generation assets, which could adversely affect the Company’s business, financial condition, results of operations and cash flows.
Operation of electric generation facilities involves significant risks and hazards customary to the power industry that could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
The ongoing operation of the Company’s facilities involves risks that include the breakdown or failure of equipment or processes or performance below expected levels of output or efficiency due to wear and tear, latent defect, design error or operator error or force majeure events, among other things. The Company’s facilities are subject to the risks inherent with power generation facilities, including, but not limited to, degradation of equipment in excess of the Company’s expectations, system failures and outages, which could impair the ability of the facilities to meet the Company’s performance expectations. Operation of the Company’s facilities also involves risks that the Company will be unable to transport its products to its customers in an efficient manner due to a lack of transmission capacity. Unplanned outages of generating units, including extensions of scheduled outages due to mechanical failures or other problems, occur from time to time and are an inherent risk of the business. Unplanned outages typically increase operation and maintenance expenses, capital expenditures and may reduce revenues as a result of selling fewer MWh or require the Company to incur significant costs as a result of obtaining replacement power from third parties in the open market to satisfy forward power sales obligations. The Company’s inability to operate its electric generation assets efficiently, manage capital expenditures and costs and generate earnings and cash flow from the Company’s asset-based businesses could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. While the Company maintains insurance, obtains warranties from vendors and obligates contractors to meet certain performance levels, the proceeds of such insurance, warranties or performance guarantees may not cover the Company’s lost revenues, increased expenses or liquidated damages payments should it experience equipment breakdown or non-performance by contractors or vendors. The Company maintains an amount of insurance protection that it considers adequate but cannot provide any assurance that the Company’s insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which the Company may be subject. Furthermore, the Company’s insurance coverage is subject to deductibles, caps, exclusions and other limitations. A loss for which the Company is not fully insured (which may include a significant judgment against any facility or facility operator) could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. Further, due to rising insurance costs and changes in the insurance markets, the Company cannot provide any assurance that its insurance coverage will continue to be available at all or at rates or on terms similar to those presently available. Any losses not covered by insurance could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
Power generation involves hazardous activities, including acquiring, transporting and unloading fuel, operating large pieces of rotating equipment and delivering electricity to transmission and distribution systems. In addition to natural risks such as earthquake, flood, lightning, hurricane and wind, other hazards, such as fire, explosion, structural collapse and machinery failure are inherent risks in the Company’s operations. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment and contamination of, or damage to, the environment and suspension of operations. To the extent an event was not covered by insurance policies, such incidents could subject the Company to substantial liabilities arising from emergency response, environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for any related violations of environmental laws or regulations.
The Company’s facilities may operate, wholly or partially, without long-term power sales agreements.
The Company’s facilities may operate without long-term power sales agreements for some or all of their generating capacity and output and therefore be exposed to market fluctuations. Without the benefit of long-term power sales agreements for the facilities, the Company cannot be sure that it will be able to sell any or all of the power generated by the facilities at commercially attractive rates or that the facilities will be able to operate profitably. This could lead to less predictable revenues, future impairments of the Company’s property, plant and equipment or to the closing of certain of its facilities, resulting in economic losses and liabilities, which could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Maintenance, expansion and refurbishment of electric generation facilities involve significant risks that could result in unplanned power outages or reduced output.
The Company’s facilities may require periodic upgrading and improvement. Any unexpected operational or mechanical failure, including failure associated with breakdowns and forced outages, could reduce the Company’s facilities’ generating capacity below expected levels, reducing the Company’s revenues and jeopardizing the Company’s ability to pay dividends to holders of its common stock at expected levels or at all. Degradation of the performance of the Company’s solar facilities above levels provided for in the related offtake agreements may also reduce the Company’s revenues. Unanticipated capital expenditures associated with maintaining, upgrading or repairing the Company’s facilities may also reduce profitability.
If the Company makes any major modifications to its conventional power generation facilities, it may be required to install the best available control technology or to achieve the lowest achievable emission rates as such terms are defined under the new source review provisions of the Clean Air Act in the future. Any such modifications could likely result in substantial additional capital expenditures. The Company may also choose to repower, refurbish or upgrade its facilities based on its assessment that such activity will provide adequate financial returns. Such facilities require time for development and capital expenditures before commencement of commercial operations, and key assumptions underpinning a decision to make such an investment may prove incorrect, including assumptions regarding construction costs, timing, available financing and future fuel and power prices. These events could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
Supplier and/or customer concentration at certain of the Company’s facilities may expose the Company to significant financial credit or performance risks.
The Company often relies on a single contracted supplier or a small number of suppliers for the provision of fuel, transportation of fuel, equipment, technology and/or other services required for the operation of certain facilities. In addition, certain of the Company’s suppliers provide long-term warranties with respect to the performance of their products or services. If any of these suppliers cannot perform under their agreements with the Company, or satisfy their related warranty obligations, the Company will need to utilize the marketplace to provide or repair these products and services. There can be no assurance that the marketplace can provide these products and services as, when and where required. The Company may not be able to enter into replacement agreements on favorable terms or at all. If the Company is unable to enter into replacement agreements to provide for fuel, equipment, technology and other required services, it would seek to purchase the related goods or services at market prices, exposing the Company to market price volatility and the risk that fuel and transportation may not be available during certain periods at any price. The Company may also be required to make significant capital contributions to remove, replace or redesign equipment that cannot be supported or maintained by replacement suppliers, which could have a material adverse effect on the business, financial condition, results of operations, credit support terms and cash flows.
In addition, potential or existing customers at the Company’s district energy centers and combined heat and power plants, or the Energy Centers, may opt for on-site systems in lieu of using the Company’s Energy Centers, either due to corporate policies regarding the allocation of capital, unique situations where an on-site system might in fact prove more efficient, because of previously committed capital in systems that are already on-site, or otherwise. At times, the Company relies on a single customer or a few customers to purchase all or a significant portion of a facility’s output, in some cases under long-term agreements that account for a substantial percentage of the anticipated revenue from a given facility.
The failure of any supplier to fulfill its contractual obligations to the Company or the Company’s loss of potential or existing customers could have a material adverse effect on its financial results. Consequently, the financial performance of the Company’s facilities is dependent on the credit quality of, and continued performance by, the Company’s suppliers and vendors and the Company’s ability to solicit and retain customers.

The Company currently owns, and in the future may acquire, certain assets in which the Company has limited control over management decisions and its interests in such assets may be subject to transfer or other related restrictions.
As described in Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, the Company has limited control over the operation of certain of its assets, because the Company beneficially owns less than a majority of the membership interests in such assets. The Company may seek to acquire additional assets in which it owns less than a majority of the related membership interests in the future. In these investments, the Company will seek to exert a degree of influence with respect to the management and operation of assets in which it owns less than a majority of the membership interests by negotiating to obtain positions on management committees or to receive certain limited governance rights, such as rights to veto significant actions. However, the Company may not always succeed in such negotiations. The Company may be dependent on its co-venturers to operate such assets. The Company’s co-venturers may not have the level of experience, technical expertise, human resources management and other attributes necessary to operate these assets optimally. In addition, conflicts of interest may arise in the future between the Company and its stockholders, on the one hand, and the Company’s co-venturers, on the other hand, where the Company’s co-venturers’ business interests are inconsistent with the interests of the Company and its stockholders. Further, disagreements or disputes between the Company and its co-venturers could result in litigation, which could increase expenses and potentially limit the time and effort the Company’s officers and directors are able to devote to the business.
The approval of co-venturers may also be required for the Company to receive distributions of funds from assets or to sell, pledge, transfer, assign or otherwise convey its interest in such assets, or for the Company to acquire CEG’s interests in such co-ventures as an initial matter. Alternatively, the Company’s co-venturers may have rights of first refusal or rights of first offer in the event of a proposed sale or transfer of the Company’s interests in such assets. These restrictions may limit the price or interest level for interests in such assets, in the event the Company wants to sell such interests.
Furthermore, certain of the Company’s facilities are operated by third-party operators. To the extent that third-party operators do not fulfill their obligations to manage operations of the facilities or are not effective in doing so, the amount of CAFD may be adversely affected.
The Company’s assets are exposed to risks inherent in the use of interest rate swaps and the Company may be exposed to additional risks in the future if it utilizes other derivative instruments.
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
The Company does not own all of the land on which its power generation assets are located, which could result in disruption to its operations.
The Company does not own all of the land on which its power generation assets are located, and the Company is, therefore, subject to the possibility of less desirable terms and increased costs to retain necessary land use if it does not have valid leases or rights-of-way or if such rights-of-way lapse or terminate. Although the Company has obtained rights to construct and operate these assets pursuant to related lease arrangements, the rights to conduct those activities are subject to certain exceptions, including the term of the lease arrangement. The Company is also at risk of condemnation on land it owns. The loss of these rights, through the Company’s inability to renew right-of-way contracts, condemnation or otherwise, may adversely affect the Company’s ability to operate its generation assets.
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

The Company’s businesses are subject to physical, market and economic risks relating to potential effects of climate change and public and governmental initiatives to address climate change.
Climate change creates uncertainty in weather and other environmental conditions, including temperature and precipitation levels, and thus may affect consumer demand for electricity. For example, deviations from normal weather may reduce demand or availability of electricity and gas distribution services. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, cloud coverage, precipitation, floods and other climatic events, could disrupt the Company’s operations and supply chain, and cause them to incur significant costs in preparing for or responding to these effects. These or other meteorological changes could lead to increased operating costs, capital expenses or power purchase costs.
Furthermore, governmental, scientific and public concern over the threat of climate change arising from GHG emissions may limit the Company’s access to natural gas or decrease demand for energy generated by the Company’s conventional assets. State, national and foreign governments and agencies continue to evaluate, and in some instances adopt, climate-related legislation and other regulatory initiatives that would restrict GHG emissions. Changes in environmental requirements related to GHG, climate change and alternative energy sources may impact demand for the Company’s services. For example, recently enacted H.R. 5376, commonly known as the Inflation Reduction Act of 2022, or IRA, includes incentives to increase wind and solar electric generation and encourage consumers to use these alternative energy sources. While this could benefit the Company by increasing the demand for the Company’s solar or wind energy, the Company could experience delayed or cancelled projects and/or reduced production and demand for energy generated by the Company’s conventional assets. However, the clean energy incentives included in the IRA or similar state or federal initiatives to incentivize a shift away from fossil fuels could reduce demand for energy generated by fossil fuels, and therefore have an adverse effect on the Company’s natural gas generation business, financial condition and results of operations.
Lastly, companies across all industries are facing increased scrutiny from the public, stakeholders and government agencies related to their environmental, social, and governance (ESG) practices and commitments to address climate change. In recent years, investor advocacy groups, institutional investors, investment funds, and other influential investors have placed increasing importance on ESG practices. Increased focus and activism related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. While the Company is committed to engaging with its stakeholders on ESG practices in a proactive, holistic and integrated manner, changes in the public or stakeholder sentiment could impact the Company’s ability to fund its conventional assets or decrease the demand for the energy generated by these assets.
Risks that are beyond the Company’s control, including but not limited to acts of terrorism or related acts of war, natural disaster, pandemics (such as the COVID-19 pandemic), inflation, supply chain disruptions, hostile cyber intrusions or other catastrophic events, could have a material adverse effect on the business, financial condition, results of operations and cash flows.
The Company’s generation facilities that were acquired or those that the Company otherwise acquires or constructs and the facilities of third parties on which they rely may be targets of terrorist activities, as well as events occurring in response to or in connection with them, that could cause environmental repercussions and/or result in full or partial disruption of the facilities ability to generate, transmit, transport or distribute electricity or natural gas. Strategic targets, such as energy-related facilities, may be at greater risk of future terrorist activities than other domestic targets. Inflation, disruption in global and domestic supply chains, and other economic conditions could negatively impact the Company’s business in a manner that could adversely affect the Company’s results of operations and financial condition. Hostile cyber intrusions, including those targeting information systems as well as electronic control systems used at the generating plants and for the related distribution systems, could severely disrupt business operations and result in loss of service to customers, as well as create significant expense to repair security breaches or system damage.

Furthermore, certain of the Company’s power generation assets are located in active earthquake zones in California and Arizona, and certain project companies and suppliers conduct their operations in the same region or in other locations that are susceptible to natural disasters. In addition, California and some of the locations where certain suppliers are located, from time to time, have experienced shortages of water, electric power and natural gas. Catastrophic events, such as an earthquake, wildfire, drought, flood, pandemics (such as the COVID-19 pandemic) or localized extended outages of critical utilities or transportation systems, or any critical resource shortages, affecting the Company or its suppliers, could cause a significant interruption in the business, damage or destroy the Company’s facilities or those of its suppliers or the manufacturing equipment or inventory of the Company’s suppliers. The Company has a limited number of highly skilled employees for some of its operations and relies on certain independent contractors and other service providers. If a large proportion of the Company’s employees in those critical positions, or independent contractors or other service providers to the Company or its customers were to be negatively impacted by a catastrophic event at the same time, the Company would rely upon its business continuity plans in an effort to continue operations at its facilities, but there is no certainty that such measures will be sufficient to mitigate the adverse impact to its operations that could result from shortages of highly skilled employees, independent contractors or service providers. Any such terrorist acts, environmental repercussions or disruptions or natural disasters could result in a significant decrease in revenues or significant reconstruction or remediation costs, beyond what could be recovered through insurance policies, which could have a material adverse effect on the business, financial condition, results of operations and cash flows.
The operation of the Company’s businesses is subject to cyber-based security and integrity risk.
Numerous functions affecting the efficient operation of the Company’s businesses depend on the secure and reliable storage, processing and communication of electronic data and the use of sophisticated computer hardware and software systems. The operation of the Company’s generating assets relies on cyber-based technologies and has been the target of disruptive actions. In addition, our business is dependent upon the computer systems of third-party providers to process certain data necessary to conduct our business, including sensitive employee information, credit card transaction information and other sensitive data.
Potential disruptive actions could result from cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, or otherwise be compromised by unintentional events with respect to the Company or any of its contractors or customers. As a result, operations could be interrupted, property could be damaged and sensitive employee, customer or supplier information could be lost or stolen, causing the Company to incur significant losses of revenues, other substantial liabilities and damages, costs to replace or repair damaged equipment and damage to the Company’s reputation. Our insurance may not fully protect us against such losses. In addition, the Company may experience increased capital and operating costs to implement increased security for its cyber systems and generating assets.
In addition, cyberattacks against us or others in our industry could result in additional regulations, which could lead to increased regulatory compliance costs, insurance coverage cost or capital expenditures. Any failure by us to comply with these additional regulations could result in significant penalties and liability to us. We cannot predict the potential impact to our business or the energy industry resulting from such additional regulations.

The Company relies on electric distribution and transmission facilities that it does not own or control and that are subject to transmission constraints within a number of the Company’s regions. If these facilities fail to provide the Company with adequate transmission capacity, it may be restricted in its ability to deliver electric power to its customers and may either incur additional costs or forego revenues.
The Company depends on electric distribution and transmission facilities owned and operated by others to deliver the wholesale power it will sell from its electric generation assets to its customers. A failure or delay in the operation or development of these facilities or a significant increase in the cost of the development of such facilities could result in lost revenues. Such failures or delays could limit the amount of power the Company’s operating facilities deliver or delay the completion of the Company’s construction projects. Additionally, such failures, delays or increased costs could have a material adverse effect on the business, financial condition and results of operations. If a region’s power transmission infrastructure is inadequate, the Company’s recovery of wholesale costs and profits may be limited. If restrictive transmission price regulation is imposed, the transmission companies may not have a sufficient incentive to invest in expansion of transmission infrastructure. The Company also cannot predict whether distribution or transmission facilities will be expanded in specific markets to accommodate competitive access to those markets. In addition, certain of the Company’s operating facilities’ generation of electricity may be curtailed without compensation due to transmission limitations or limitations on the electricity grid’s ability to accommodate intermittent and other electricity generating sources, reducing the Company’s revenues and impairing its ability to capitalize fully on a particular facility’s generating potential. Such curtailments could have a material adverse effect on the business, financial condition, results of operations and cash flows. Furthermore, economic congestion on transmission networks in certain of the markets in which the Company operates may occur and the Company may be deemed responsible for congestion costs. If the Company were liable for such congestion costs, its financial results could be adversely affected.
The Company’s costs, results of operations, financial condition and cash flows could be adversely impacted by the disruption of the fuel supplies necessary to generate power at its conventional power generation facilities.
Delivery of fossil fuels to fuel the Company’s conventional generation facilities is dependent upon the infrastructure (including natural gas pipelines) available to serve each such generation facility as well as upon the continuing financial viability of contractual counterparties. As a result, the Company is subject to the risks of disruptions or curtailments in the production of power at these generation facilities if a counterparty fails to perform or if there is a disruption in the fuel delivery infrastructure.
The Company depends on key personnel and its ability to attract and retain additional skilled management and other personnel, the loss of any of which could have a material adverse effect on the Company’s financial condition and results of operations.
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
Research and development activities are ongoing in the Company’s industry to provide alternative and more efficient technologies to produce power, including wind, photovoltaic (solar) cells, hydrogen, energy storage, and improvements in traditional technologies and equipment, such as more efficient gas turbines. Advances in these or other technologies could reduce the costs of power production to a level below what the Company has currently forecasted, which could adversely affect its cash flows, results of operations or competitive position.
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

Risks Related to the Company’s Relationships with GIP, TotalEnergies and CEG
GIP and TotalEnergies, through their equal ownership of CEG, the Company’s controlling stockholder, exercise substantial influence over the Company. The Company is highly dependent on GIP, TotalEnergies and CEG.
CEG owns all of the Company’s outstanding Class B and Class D common stock. The Company’s outstanding Class B and Class D common stock is entitled to one vote per share and 1/100th of a vote per share, respectively. As a result of its ownership of the Class B and Class D common stock, CEG owns 54.91% of the combined voting power of the Company’s common stock as of December 31, 2022. CEG is equally owned by GIP and TotalEnergies. As a result of this ownership, GIP and TotalEnergies have substantial influence on the Company’s affairs and CEG’s voting power will constitute a large percentage of any quorum of the Company’s stockholders voting on any matter requiring the approval of the Company’s stockholders. Such matters include the election of directors, the adoption of amendments to the Company’s amended and restated certificate of incorporation and fourth amended and restated bylaws and approval of mergers or sale of all or substantially all of its assets. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company or discouraging others from making tender offers for the Company’s shares. In addition, CEG has the right to elect all of the Company’s directors. GIP and TotalEnergies, through CEG, may cause corporate actions to be taken that do not fully align with the interests of the Company’s other stockholders (including holders of the Company’s Class A and Class C common stock).
Furthermore, the Company depends on certain services provided by or under the direction of CEG under the CEG Master Services Agreement, including numerous processes related to the Company’s internal control over financial reporting. CEG personnel and support staff that provide services to the Company under the CEG Master Services Agreement are not required to, and the Company does not expect that they will, have as their primary responsibility the management and administration of the Company or to act exclusively for the Company and the CEG Master Services Agreement does not require any specific individuals to be provided by CEG. Under the CEG Master Services Agreement, CEG has the discretion to determine which of its employees perform assignments required to be provided to the Company. Any failure to effectively manage the Company’s processes related to internal controls over financial reporting, operations or to implement its strategy could have a material adverse effect on the business, financial condition, results of operations and cash flows. The CEG Master Services Agreement will continue in perpetuity, until terminated in accordance with its terms.
The Company also depends upon CEG and third parties for the provision of management, administration, O&M and certain other services at certain of the Company’s facilities. Any failure by CEG or third parties to perform its requirements under these arrangements or the failure by the Company to identify and contract with replacement service providers, if required, could adversely affect the operation of the Company’s facilities and have a material adverse effect on the business, financial condition, results of operations and cash flows.
CEG controls the Company and has the ability to designate a majority of the members of the Company’s Board.
Due to CEG’s approximate 54.91% combined voting power in the Company, the ability of other holders of the Company’s Class A and Class C common stock to exercise control over the corporate governance of the Company is limited. GIP and TotalEnergies, through their equal ownership of CEG, have a substantial influence on the Company’s affairs and CEG’s voting power constitutes a large percentage of any quorum of the Company’s stockholders voting on any matter requiring the approval of the Company’s stockholders. It is possible that the interests of GIP, TotalEnergies and their respective affiliates may in certain circumstances differ from the interests of the Company or other holders of the Company’s Class A and Class C common stock.
The Company may not be able to consummate future acquisitions from CEG.
The Company’s ability to grow through acquisitions depends, in part, on CEG’s ability to identify and present the Company with acquisition opportunities. Although CEG has agreed, pursuant to the CEG ROFO Agreement, to grant the Company a right of first offer with respect to certain power generation assets that CEG may elect to sell in the future, CEG is under no obligation to sell any such power generation assets or to accept any related offers from the Company. In addition, CEG has not agreed to commit any minimum level of dedicated resources for the pursuit of renewable power-related acquisitions. There are a number of factors which could materially and adversely impact the extent to which suitable acquisition opportunities are made available from CEG, including that the same professionals within CEG’s organization that are involved in acquisitions that are suitable for the Company have responsibilities within CEG’s broader asset management business, which may include sourcing acquisition opportunities for CEG. Limits on the availability of such individuals will likewise result in a limitation on the availability of acquisition opportunities for the Company. In making these determinations, CEG may be influenced by factors that result in a misalignment with the Company’s interests or conflict of interest.

The Company may be unable to terminate the CEG Master Services Agreement, in certain circumstances.
The CEG Master Services Agreement provides that the Company may terminate the agreement upon 30 days prior written notice to CEG upon the occurrence of any of the following: (i) CEG defaults in the performance or observance of any material term, condition or covenant contained therein in a manner that results in material harm to the Company and the default continues unremedied for a period of 30 days after written notice thereof is given to CEG; (ii) CEG engages in any act of fraud, misappropriation of funds or embezzlement that results in material harm to the Company; (iii) CEG is grossly negligent in the performance of its duties under the agreement and such negligence results in material harm to the Company; or (iv) upon the happening of certain events relating to the bankruptcy or insolvency of CEG. Furthermore, if the Company requests an amendment to the scope of services provided by CEG under the CEG Master Services Agreement and is not able to agree with CEG as to a change to the service fee resulting from a change in the scope of services within 180 days of the request, the Company will be able to terminate the agreement upon 30 days prior notice to CEG. The Company will not be able to terminate the agreement for any other reason, including if CEG experiences a change of control, and the agreement continues in perpetuity, until terminated in accordance with its terms. If CEG’s performance does not meet the expectations of investors, and the Company is unable to terminate the CEG Master Services Agreement, the market price of the Class A and Class C common stock could suffer.
If CEG terminates the CEG Master Services Agreement or defaults in the performance of its obligations under the agreement, the Company may be unable to contract with a substitute service provider on similar terms, or at all.
The Company relies on CEG to provide certain services under the CEG Master Services Agreement. The CEG Master Services Agreement provides that CEG may terminate the agreement upon 180 days prior written notice of termination to the Company if the Company defaults in the performance or observance of any material term, condition or covenant contained in the agreement in a manner that results in material harm and the default continues unremedied for a period of 30 days after written notice of the breach is given. If CEG terminates the Management Services Agreement or defaults in the performance of its obligations under the agreement, the Company may be unable to contract with CEG or a substitute service provider on similar terms or at all, and the costs of substituting service providers may be substantial. In addition, in light of CEG’s familiarity with the Company’s assets, a substitute service provider may not be able to provide the same level of service due to lack of pre-existing synergies.
The liability of CEG is limited under the Company’s arrangements with it and the Company has agreed to indemnify CEG against claims that it may face in connection with such arrangements, which may lead CEG to assume greater risks when making decisions relating to the Company than it otherwise might if acting solely for its own account.
Under the CEG Master Services Agreement, CEG does not assume any responsibility other than to provide or arrange for the provision of the services described in the CEG Master Services Agreement in good faith. In addition, under the CEG Master Services Agreement, the liability of CEG and its affiliates is limited to the fullest extent permitted by law to conduct involving bad faith, fraud, willful misconduct or gross negligence or, in the case of a criminal matter, action that was known to have been unlawful. In addition, the Company has agreed to indemnify CEG to the fullest extent permitted by law from and against any claims, liabilities, losses, damages, costs or expenses incurred by an indemnified person or threatened in connection with the Company’s operations, investments and activities or in respect of or arising from the CEG Master Services Agreement or the services provided by CEG, except to the extent that the claims, liabilities, losses, damages, costs or expenses are determined to have resulted from the conduct in respect of which such persons have liability as described above. These protections may result in CEG tolerating greater risks when making decisions than otherwise might be the case, including when determining whether to use leverage in connection with acquisitions. The indemnification arrangements to which CEG is a party may also give rise to legal claims for indemnification that are adverse to the Company and holders of its common stock.

Certain of the Company’s PPAs and project-level financing arrangements include provisions that would permit the counterparty to terminate the contract or accelerate maturity in the event GIP, TotalEnergies or their respective affiliates cease to control or own, directly or indirectly, a majority of the voting power of the Company.
Certain of the Company’s PPAs and project-level financing arrangements contain change in control provisions that provide the counterparty with a termination right or the ability to accelerate maturity in the event of a change of control of the Company without the counterparty’s consent. These provisions are triggered in the event GIP, TotalEnergies or their respective affiliates cease to own, directly or indirectly, capital stock representing more than 50% of the voting power of the Company’s capital stock outstanding on such date, or, in some cases, if GIP, TotalEnergies or their respective affiliates cease to be the majority owner, directly or indirectly, of the applicable project subsidiary. As a result, if GIP, TotalEnergies or their respective affiliates cease to control, or in some cases, own a majority of the voting power of the Company, the counterparties could terminate such contracts or accelerate the maturity of such financing arrangements. The termination of any of the Company’s PPAs or the acceleration of the maturity of any of the Company’s project-level financing could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.
The Company is a “controlled company”, controlled by CEG, and as a result, is exempt from certain corporate governance requirements that are designed to provide protection to stockholders of companies that are not controlled companies.
As of December 31, 2022, CEG controls 54.91% of the Company’s combined voting power and is able to elect all of the Company’s board of directors. As a result, the Company is considered a “controlled company” for the purposes of the NYSE listing requirements. As a “controlled company,” the Company is permitted to, and the Company may, opt out of the NYSE listing requirements that would require (i) a majority of the members of the Company’s board of directors to be independent, (ii) that the Company establish a compensation committee and a nominating and governance committee, each comprised entirely of independent directors, or (iii) an annual performance evaluation of the nominating and governance and compensation committees. The NYSE listing requirements are intended to ensure that directors who meet the independence standards are free of any conflicting interest that could influence their actions as directors. While the Company has elected to have a Corporate Governance, Conflicts and Nominating Committee consisting entirely of independent directors and to conduct an annual performance evaluation of this committee, the majority of the members of the Company’s board of directors are not considered independent and the Company’s compensation committee is not comprised entirely of independent directors. Therefore, the Company’s stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the applicable NYSE listing requirements.
Risks Related to Regulation
The Company’s business is subject to restrictions resulting from environmental, health and safety laws and regulations.
The Company is subject to various federal, state and local environmental and health and safety laws and regulations. In addition, the Company may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property where there has been a release or threatened release of a hazardous regulated material as well as other affected properties, regardless of whether the Company knew of or caused the release. In addition to these costs, which are typically not limited by law or regulation and could exceed an affected property’s value, the Company could be liable for certain other costs, including governmental fines and injuries to persons, property or natural resources. Further, some environmental laws provide for the creation of a lien on a contaminated site in favor of the government as security for damages and any costs the government incurs in connection with such contamination and associated clean-up. Although the Company generally requires its operators to undertake to indemnify it for environmental liabilities they cause, the amount of such liabilities could exceed the financial ability of the operator to indemnify the Company. The presence of contamination or the failure to remediate contamination may adversely affect the Company’s ability to operate the business.
Greenhouse gas (GHG) regulation could also increase the cost of electricity generated by fossil fuels, and such increases could reduce demand for the power the Company’s conventional assets generate and market. Legislative and regulatory measures to address climate change and GHG emissions are in various phases of discussion or implementation. The EPA regulates GHG emissions from new and modified facilities that are potential major sources of criteria pollutants under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs and has adopted regulations that require, among other things, preconstruction and operating permits for certain large stationary sources and the monitoring and reporting of GHGs from certain onshore oil and natural gas production sources on an annual basis. The United States Environmental Protection Agency has proposed strict new methane emissions regulations for certain oil and gas facilities. The IRA establishes a charge on methane emissions above certain limits from the same facilities.

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
The U.S. Congress, along with federal and state agencies, has also considered measures to reduce the emissions of GHGs. Legislation or regulation that restricts carbon emissions could increase the cost of environmental compliance for the Company’s conventional assets by requiring the Company to install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. Climate change and GHG legislation or regulation could also delay or otherwise negatively affect efforts to obtain and maintain permits and other regulatory approvals for the Company’s conventional assets’ existing and new facilities, impose additional monitoring and reporting requirements or adversely affect demand for the natural gas the Company gathers, transports and stores. Conversely, legislation or regulation that sets a price on or otherwise restricts carbon emissions could also benefit the Company by increasing demand for solar or wind energy sources. In addition, governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the U.S, including climate change related pledges made by the Biden Administration. Shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change and suspend, revise, or rescind, prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. Furthermore, as part of rejoining the Paris Agreement, President Biden announced that the United States would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. Reentry into the Paris Agreement and President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations. The effect on the Company of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.
The electric generation business is subject to substantial governmental regulation and may be adversely affected by changes in laws or regulations, as well as liability under, or any future inability to comply with, existing or future regulations or other legal requirements.
The Company’s electric generation business is subject to extensive U.S. federal, state and local laws and regulations. Compliance with the requirements under these various regulatory regimes may cause the Company to incur significant additional costs, and failure to comply with such requirements could result in the shutdown of the non-complying facility, the imposition of liens, fines, and/or civil or criminal liability. Public utilities under the FPA are required to obtain FERC acceptance of their rate schedules for wholesale sales of electric energy, capacity and ancillary services. Except for generating facilities located in Hawaii or in Texas within the footprint of ERCOT, all of the Company’s generating companies are public utilities under the FPA with market-based rate authority unless exempt from FPA public utility rate regulation. FERC’s orders that grant market-based rate authority to wholesale power sellers reserve the right to revoke or revise that authority if FERC subsequently determines that the seller can exercise market power in transmission or generation, create barriers to entry, or engage in abusive affiliate transactions. In addition, public utilities are subject to FERC reporting requirements that impose administrative burdens and that, if violated, can expose the company to criminal and civil penalties or other risks.
The Company’s market-based sales are subject to certain rules prohibiting manipulative or deceptive conduct, and if any of the Company’s generating companies with market-based rate authority are deemed to have violated those rules, they could be subject to potential disgorgement of profits associated with the violation, penalties, suspension or revocation of market-based rate authority. If such generating companies were to lose their market-based rate authority, such companies would be required to obtain FERC’s acceptance of a cost-of-service rate schedule and could become subject to the significant accounting, record-keeping, and reporting requirements that are imposed on utilities with cost-based rate schedules. This could have a material adverse effect on the rates the Company is able to charge for power from its facilities.
All of the Company’s generating assets are operating either as EWGs as defined under the PUHCA, or as QFs as defined under the PURPA, as amended, and therefore are exempt from certain regulation under the PUHCA and the FPA. If a facility fails to maintain its status as an EWG or a QF or there are legislative or regulatory changes revoking or limiting the exemptions to the PUHCA and/or the FPA, then the Company may be subject to significant accounting, record-keeping, access to books and records and reporting requirements, and failure to comply with such requirements could result in the imposition of penalties and additional compliance obligations.

Substantially all of the Company’s generation assets are also subject to the reliability standards promulgated by the designated Electric Reliability Organization (currently the North American Electric Reliability Corporation, or NERC) and approved by FERC. If the Company fails to comply with the mandatory reliability standards, it could be subject to sanctions, including substantial monetary penalties and increased compliance obligations. The Company will also be affected by legislative and regulatory changes, as well as changes to market design, market rules, tariffs, cost allocations and bidding rules that occur in the existing regional markets operated by RTOs or ISOs, such as PJM. The RTOs/ISOs that oversee most of the wholesale power markets impose, and in the future may continue to impose, mitigation, including price limitations, offer caps, non-performance penalties and other mechanisms to address some of the volatility and the potential exercise of market power in these markets. These types of price limitations and other regulatory mechanisms may have a material adverse effect on the profitability of the Company’s generation facilities acquired in the future that sell energy, capacity and ancillary products into the wholesale power markets. The regulatory environment for electric generation has undergone significant changes in the last several years due to state and federal policies affecting wholesale competition and the creation of incentives for the addition of large amounts of new renewable generation and, in some cases, transmission assets. These changes are ongoing, and the Company cannot predict the future design of the wholesale power markets or the ultimate effect that the changing regulatory environment will have on the Company’s business. In addition, in some of these markets, interested parties have proposed to re-regulate the markets or require divestiture of electric generation assets by asset owners or operators to reduce their market share. Other proposals to re-regulate may be made and legislative or other attention to the electric power market restructuring process may delay or reverse the deregulation process. If competitive restructuring of the electric power markets is reversed, discontinued, or delayed, the Company’s business prospects and financial results could be negatively impacted.
The Company is subject to environmental laws and regulations that impose extensive and increasingly stringent requirements on its operations, as well as potentially substantial liabilities arising out of environmental contamination.
The Company’s assets are subject to numerous and significant federal, state and local laws, including statutes, regulations, guidelines, policies, directives and other requirements governing or relating to, among other things: protection of wildlife, including threatened and endangered species; air emissions; discharges into water; water use; the storage, handling, use, transportation and distribution of dangerous goods and hazardous, residual and other regulated materials, such as chemicals; the prevention of releases of hazardous materials into the environment; the prevention, presence and remediation of hazardous materials in soil and groundwater, both on and offsite; land use and zoning matters; and workers’ health and safety matters. The Company’s facilities could experience incidents, malfunctions and other unplanned events that could result in spills or emissions in excess of permitted levels and result in personal injury, penalties and property damage. Any failure to comply with applicable environmental laws and regulations, including those relating to equipment failures, or obtain required governmental approvals and permits, may result in the assessment of administrative, civil or criminal penalties, imposition of investigatory or remedial activities and, in certain, less common circumstances, issuance of temporary or permanent injunctions, or construction or operation bans or delays. As such, the operation of the Company’s facilities carries an inherent risk of environmental, health and safety liabilities (including potential civil actions, compliance or remediation orders, fines and other penalties), and may result in the assets being involved from time to time in administrative and judicial proceedings relating to such matters. The Company has implemented environmental, health and safety management programs designed to continually improve environmental, health and safety performance. Environmental laws and regulations have generally become more stringent over time. Significant costs may be incurred for capital expenditures under environmental programs to keep the assets compliant with such environmental laws and regulations. If it is not economical to make those expenditures, it may be necessary to retire or mothball facilities or restrict or modify the Company’s operations to comply with more stringent standards. These environmental requirements and liabilities could have a material adverse effect on the business, financial condition, results of operations and cash flows.
The Company’s business is subject to complex and evolving U.S. laws and regulations regarding privacy and data protection (“data protection laws”). Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, increased cost of operations, or otherwise harm the Company’s business.
The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. New data protection laws pose increasingly complex compliance challenges and potentially elevate the Company’s costs. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, and violations of applicable data protection laws can result in significant penalties. Any failure, or perceived failure, by the Company to comply with applicable data protection laws could result in proceedings or actions against the Company by governmental entities or others, subject the Company to significant fines, penalties, judgments, and negative publicity, require the Company to change its business practices, increase the costs and complexity of compliance, and adversely affect the Company’s business. As noted above, the Company is also subject to the possibility of cyberattacks, which themselves may result in a violation of these laws. Additionally, if the Company acquires a company that has violated or is not in compliance with applicable data protection laws, the Company may incur significant liabilities and penalties as a result.

Government regulations providing incentives for renewable power generation could change at any time and such changes may negatively impact the Company’s growth strategy.
The Company’s growth strategy depends in part on government policies that support renewable generation and energy storage and enhance the economic viability of owning renewable power generation assets. Renewable power generation assets currently benefit from various federal, state and local governmental incentives such as ITCs, PTCs, loan guarantee programs, RPS, programs and accelerated depreciation for tax purposes. These laws, regulations and policies have had a significant impact on the development of renewable power generation projects and they could be changed, reduced or eliminated at any time. These incentives make the development of renewable power generation projects more competitive by providing tax credits or grants and accelerated depreciation for a portion of the development costs, decreasing the costs and risks associated with developing such projects or creating demand for renewable power assets through RPS programs.
The elimination or loss of, or reduction in, such incentives could (i) decrease the attractiveness of renewable power generation projects to developers, including, but not limited to, CEG, which could reduce the Company’s acquisition opportunities, (ii) reduce the Company’s willingness to pursue or develop certain renewable power projects due to higher operating costs or decreased revenues under its PPAs, (iii) cause the market for future renewable energy PPAs to be smaller and the prices for future renewable energy PPAs to be lower and/or (iv) result in increased financing costs and difficulty in obtaining financing on acceptable terms.
Any of the foregoing could have a material adverse effect on the Company’s business, financial condition, results of operations and ability to grow its business and make cash distributions.
Revenue earned by the Company’s GenConn assets is established each year in a rate case; accordingly, the profitability of these assets is dependent on regulatory approval.
Revenues related to the GenConn assets are established each year by the Connecticut Public Utilities Regulatory Authority. While such regulatory oversight is generally premised on the recovery of prudently incurred costs and a reasonable rate of return on invested capital, the rates that the Company may charge, or the revenue that the Company may earn with respect to this capacity are subject to authorization of the applicable regulatory authorities. There can be no assurance that such regulatory authorities will consider all of the costs to have been prudently incurred or that the regulatory process by which rates or revenues are determined will always result in rates or revenues that achieve full recovery of costs or an adequate return on the Company’s capital investments. While the Company’s rates and revenues are generally established based on an analysis of costs incurred in a base year, the rates the Company is allowed to charge, and the revenues the Company is authorized to earn, may or may not match the costs at any given time. If the Company’s costs are not adequately recovered through these regulatory processes, it could have a material adverse effect on the business, financial condition, results of operations and cash flows.
Risks Related to the Company’s Common Stock
The Company may not be able to continue paying comparable or growing cash dividends to holders of its common stock in the future.
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
•variations in revenues generated by the business, due to seasonality, weather, unplanned plant outages, contractual pricing structures or otherwise;
•debt service requirements and other liabilities;
•the Company’s ability to borrow funds and access capital markets;
•restrictions contained in the Company’s debt agreements (including project-level financing and, if applicable, corporate debt); and
•other business risks affecting cash levels.
As a result of all these factors, the Company cannot guarantee that it will have sufficient cash generated from operations to pay a specific level of cash dividends to holders of its Class A or Class C common stock. Furthermore, holders of the Company’s Class A or Class C common stock should be aware that the amount of CAFD depends primarily on operating cash flow, and is not solely a function of profitability, which can be affected by non-cash items.

The Company may incur other expenses or liabilities during a period that could significantly reduce or eliminate its CAFD and, in turn, impair its ability to pay dividends to holders of the Company’s Class A or Class C common stock during the period. Because the Company is a holding company, its ability to pay dividends on the Company’s Class A or Class C common stock is restricted and further limited by the ability of the Company’s subsidiaries to make distributions to the Company, including restrictions under the terms of the agreements governing the Company’s corporate debt and project-level financing. For example, as a result of the bankruptcy of PG&E, between early 2019 and mid-2020, certain of the Company’s unconsolidated investments were unable to distribute project distributions to the Company. The project-level financing agreements generally prohibit distributions from the project entities prior to COD and thereafter prohibit distributions to the Company unless certain specific conditions are met, including the satisfaction of financial ratios. The Company’s revolving credit facility also restricts the Company’s ability to declare and pay dividends if an event of default has occurred and is continuing or if the payment of the dividend would result in an event of default.
Clearway Energy LLC’s CAFD will likely fluctuate from quarter to quarter, in some cases significantly, due to seasonality. As a result, the Company may cause Clearway Energy LLC to reduce the amount of cash it distributes to its members in a particular quarter to establish reserves to fund distributions to its members in future periods for which the cash distributions the Company would otherwise receive from Clearway Energy LLC would be insufficient to fund its quarterly dividend. If the Company fails to cause Clearway Energy LLC to establish sufficient reserves, the Company may not be able to maintain its quarterly dividend with respect to a quarter adversely affected by seasonality.
Finally, dividends to holders of the Company’s Class A or Class C common stock will be paid at the discretion of the Company’s board of directors. The Company’s board of directors may decrease the level, or entirely discontinue payment, of dividends.
The Company is a holding company and its only material asset is its interest in Clearway Energy LLC, and the Company is accordingly dependent upon distributions from Clearway Energy LLC and its subsidiaries to pay dividends and taxes and other expenses.
The Company is a holding company and has no material assets other than its ownership of membership interests in Clearway Energy LLC, a holding company that has no material assets other than its interest in Clearway Energy Operating LLC, whose sole material assets are the project companies. None of the Company, Clearway Energy LLC or Clearway Energy Operating LLC has any independent means of generating revenue. The Company intends to continue to cause Clearway Energy Operating LLC’s subsidiaries to make distributions to Clearway Energy Operating LLC and, in turn, make distributions to Clearway Energy LLC, and, in turn, to make distributions to the Company in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by the Company. To the extent that the Company needs funds for a quarterly cash dividend to holders of the Company’s Class A and Class C common stock or otherwise, and Clearway Energy Operating LLC or Clearway Energy LLC is restricted from making such distributions under applicable law or regulation or is otherwise unable to provide such funds (including as a result of Clearway Energy Operating LLC’s operating subsidiaries being unable to make distributions), it could materially adversely affect the Company’s liquidity and financial condition and limit the Company’s ability to pay dividends to holders of the Company’s Class A and Class C common stock.
Market interest rates may have an effect on the value of the Company’s Class A and Class C common stock.
One of the factors that influences the price of shares of the Company’s Class A and Class C common stock is the effective dividend yield of such shares (i.e., the yield as a percentage of the then market price of the Company’s shares) relative to market interest rates. An increase in market interest rates may lead investors of shares of the Company’s Class A and Class C common stock to expect a higher dividend yield and the Company’s inability to increase its dividend as a result of an increase in borrowing costs, insufficient CAFD or otherwise, could result in selling pressure on, and a decrease in the market prices of the Company’s Class A and Class C common stock as investors seek alternative investments with higher yield.

Market volatility and reports by securities or industry analysts may affect the price of the Company’s Class A and Class C common stock.
The market price of the Company’s Class A and Class C common stock may fluctuate significantly in response to a number of factors, most of which the Company cannot predict or control, including general market and economic conditions, disruptions, downgrades, credit events and perceived problems in the credit markets; actual or anticipated variations in its quarterly operating results or dividends; natural disasters, wildfires and other weather-related events; changes in the Company’s investments or asset composition; write-downs or perceived credit or liquidity issues affecting the Company’s assets; market perception of GIP, TotalEnergies or CEG, the Company’s business and the Company’s assets; the Company’s level of indebtedness and/or adverse market reaction to any indebtedness that the Company may incur in the future; the Company’s ability to raise capital on favorable terms or at all; loss of any major funding source; changes in market valuations of similar power generation companies; and speculation in the press or investment community regarding the Company, GIP, TotalEnergies or CEG.
Securities markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Any broad market fluctuations may adversely affect the trading price of the Company’s Class A and Class C common stock.
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
The trading market for the Company’s Class A and Class C common stock is influenced by the research and reports that industry or securities analysts may publish about the Company, the Company’s business, the Company’s market or the Company’s competitors. If any of the analysts who may cover the Company change their recommendation regarding the Company’s Class A and/or Class C common stock adversely or provide more favorable relative recommendations about the Company’s competitors, the price of the Company’s Class A and/or Class C common stock could decline. If any analyst who covers the Company were to cease coverage of the Company or fail to regularly publish reports on the Company, the Company could lose visibility in the financial markets, which in turn could cause the stock price or trading volume of the Company’s Class A and/or Class C common stock to decline.
Provisions of the Company’s charter documents or Delaware law could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to holders of the Company’s Class A and Class C common stock, and could make it more difficult to change management.
Provisions of the Company’s amended and restated certificate of incorporation and fourth amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that holders of the Company’s Class A and Class C common stock may consider favorable, including transactions in which such stockholders might otherwise receive a premium for their shares. This is because these provisions may prevent or frustrate attempts by stockholders to replace or remove members of the Company’s management. These provisions include:
•a prohibition on stockholder action through written consent;
•a requirement that special meetings of stockholders be called upon a resolution approved by a majority of the Company’s directors then in office;
•advance notice requirements for stockholder proposals and nominations; and
•the authority of the board of directors to issue preferred stock with such terms as the board of directors may determine.

Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person that together with its affiliates owns or within the last three years has owned 15% of voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Additionally, the Company’s restated certificate of incorporation prohibits any person and any of its associate or affiliate companies in the aggregate, public utility or holding company from acquiring, other than secondary market transactions, an amount of the Company’s Class A or Class C common stock sufficient to result in a transfer of control without the prior written consent of the Company’s board of directors. Any such change of control, in addition to prior approval from the Company’s board of directors, would require prior authorization from FERC. Similar restrictions may apply to certain purchasers of the Company’s securities which are holding companies regardless of whether the Company’s securities are purchased in offerings by the Company or NRG, in open market transactions or otherwise. A purchaser of the Company’s securities which is a holding company will need to determine whether a given purchase of the Company’s securities may require prior FERC approval.
Investors may experience dilution of ownership interest due to the future issuance of additional shares of the Company’s Class A or Class C common stock.
The Company is in a capital intensive business and may not have sufficient funds to finance the growth of the Company’s business, future acquisitions or to support the Company’s projected capital expenditures. As a result, the Company may require additional funds from further equity or debt financings, including tax equity financing transactions, sales under the ATM Program or sales of preferred shares or convertible debt to complete future acquisitions, expansions and capital expenditures and pay the general and administrative costs of the Company’s business. In the future, the Company may issue shares under its ATM Program and the Company’s previously authorized and unissued securities, resulting in the dilution of the ownership interests of purchasers of the Company’s Class A and Class C common stock. Under the Company’s restated certificate of incorporation, the Company is authorized to issue 500,000,000 shares of Class A common stock, 500,000,000 shares of Class B common stock, 1,000,000,000 shares of Class C common stock, 1,000,000,000 shares of Class D common stock and 10,000,000 shares of preferred stock with preferences and rights as determined by the Company’s board of directors. The potential issuance of additional shares of common stock or preferred stock or convertible debt may create downward pressure on the trading price of the Company’s Class A and Class C common stock.
Future sales of the Company’s Class A or Class C common stock by CEG may cause the price of the Company’s Class A or Class C common stock to fall.
The market price of the Company’s Class A or Class C common stock could decline as a result of sales by CEG of such shares (issuable to CEG upon the exchange of some or all of its Clearway Energy LLC Class B or Class D units, respectively) in the market, or the perception that these sales could occur.
The market price of the Company’s Class A or Class C common stock may also decline as a result of CEG disposing or transferring some or all of the Company’s outstanding Class B or Class D common stock, which disposals or transfers would reduce CEG’s ownership interest in, and voting control over, the Company. These sales might also make it more difficult for the Company to sell equity securities at a time and price that the Company deems appropriate. CEG and certain of its affiliates have certain demand and piggyback registration rights with respect to shares of the Company’s Class A common stock issuable upon the exchange of Clearway Energy LLC’s Class B units and/or Class C common stock issuable upon the exchange of Clearway Energy LLC’s Class D units. The presence of additional shares of the Company’s Class A and/or Class C common stock trading in the public market, as a result of the exercise of such registration rights, could have a material adverse effect on the market price of the Company’s securities.
Risks Related to Taxation
The Company’s future tax liability may be greater than expected if the Company does not generate NOLs sufficient to offset taxable income, if federal, state and local tax authorities challenge certain of the Company’s tax positions and exemptions or if changes in federal, state and local tax laws occur.
The Company expects to (i) generate NOLs and carryforward prior year NOL balances to offset future taxable income and (ii) generate tax credits and carryforward prior year tax credits to offset future income tax liabilities. Based on the Company’s current portfolio of assets, which include renewable assets that benefit from accelerated tax depreciation deductions and federal tax credits, and taking into account the taxable gain on the Thermal Disposition which closed May 1, 2022, the Company estimates it will not pay material federal income tax through 2027, but does expect to pay material state income tax across certain jurisdictions beginning in 2023.

While the Company expects its NOLs and tax credits will be available as a future benefit, in the event that they are not generated as expected, successfully challenged by the IRS or state and local jurisdictions (in a tax audit or otherwise) or subject to future limitations from a potential change in ownership, the Company’s ability to realize these benefits may be limited. In addition, the Company’s ability to realize state and local tax exemptions, including property or sales and use tax exemptions, is subject to various tax laws. If these exemptions are successfully challenged by state and local jurisdictions or if a change in tax law occurs, the Company’s ability to realize these exemptions could be affected. A reduction in the Company’s expected NOLs, a limitation on the Company’s ability to use such losses or tax credits, and challenges by tax authorities to the Company’s tax positions may result in a material increase in the Company’s estimated future income, sales/use and property tax liability and may negatively impact the Company’s liquidity and financial condition.
The Company’s ability to use NOLs to offset future income may be limited.
The Company’s ability to use NOLs could be substantially limited if the Company is unable to generate future taxable income or were to experience an “ownership change” as defined under Section 382 of the Code. In general, an “ownership change” would occur if the Company’s “5-percent shareholders,” as defined under Section 382 of the Code, collectively increased their ownership in the Company by more than 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change deferred tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurs. Future sales of any class of the Company’s common stock by CEG, as well as future issuances by the Company, could contribute to a potential ownership change.
A valuation allowance may be required for the Company’s deferred tax assets.
The Company’s expected NOLs and tax credits will be reflected as a deferred tax asset as they are generated until utilized to offset income. Valuation allowances may need to be maintained for deferred tax assets that the Company estimates are more likely than not to be unrealizable, based on available evidence at the time the estimate is made. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory tax rates and future taxable income levels. In the event that the Company was to determine that it would not be able to realize all or a portion of the net deferred tax assets in the future, the Company would reduce such amounts through a charge to income tax expense in the period in which that determination was made, which could have a material adverse impact on the Company’s financial condition and results of operations.
Distributions to holders of the Company’s Class A and Class C common stock may be taxable.
The amount of distributions that will be treated as taxable for U.S. federal income tax purposes will depend on the amount of the Company’s current and accumulated earnings and profits. It is difficult to predict whether the Company will generate earnings or profits as computed for federal income tax purposes in any given tax year. Generally, a corporation’s earnings and profits are computed based upon taxable income, with certain specified adjustments. Distributions will constitute ordinary dividend income to the extent paid from the Company’s current or accumulated earnings and profits. Distributions in excess of the Company’s current and accumulated earnings and profits will constitute a nontaxable return of capital to the extent of a stockholder’s basis in his or her Class A or Class C common stock. Distributions in excess of the Company’s current and accumulated earnings and profits and in excess of a stockholder’s basis will be treated as gain from the sale of the common stock.
For U.S. tax purposes, the Company’s distributions to its stockholders in 2022 were classified as taxable dividends, while the 2021 distributions were classified as a nontaxable return of capital and reduction of a U.S. stockholder’s tax basis, to the extent of a U.S. stockholder’s tax basis in each of the Company’s common shares, with any remaining amount being taxed as a capital gain. The Company anticipates that, largely due to the Thermal Disposition in 2022, it will be in a cumulative earnings and profits surplus position as of the end of 2022. As a result, a portion of any distributions made to holders of the Company’s Class A and Class C Common stock in 2023 and beyond may be treated as taxable for U.S. federal income tax purposes. The portion of distributions that will be treated as taxable dividends will depend upon a number of factors, including but not limited to, the Company’s overall performance and the gross amount of any distributions made to stockholders in 2023 and beyond.

Changes in tax laws or policies, including but not limited to changes in corporate income tax rates, as well as judgments and estimates used in the determination of tax-related asset and liability amounts, could materially adversely affect the Company’s business, financial condition, results of operations and prospects.
The Company’s provision for income taxes and reporting of tax-related assets and liabilities require significant judgments and the use of estimates. Amounts of tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions and tax credits, including, but not limited to, estimates for potential adverse outcomes regarding tax positions that have been taken and the ability to utilize tax benefit carryforwards, such as NOL and tax credit carryforwards. Actual income taxes could vary significantly from estimated amounts due to the future impacts of, among other things, changes in tax laws, guidance or policies, including changes in corporate income tax rates, the financial conditions and results of operations of the Company, and the resolution of audit issues raised by taxing authorities. These factors, including the ultimate resolution of income tax matters, may result in material adjustments to tax-related assets and liabilities, which could materially adversely affect the Company’s business, financial condition, results of operations and prospects.
The recently enacted IRA contains a number of revisions to the Internal Revenue Code, including (i) a 15% corporate minimum income tax for certain taxpayers, (ii) a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022 and (iii) business tax credits and incentives for the development of clean energy projects and the production of clean energy. In order to qualify for the full amount of business tax credits and incentives for clean energy projects whose construction begins on or after January 30, 2023, certain wage and apprenticeship requirements must be met, the details of which have been released only in part with additional details expected in future guidance. The Company continues to analyze the potential impact of the IRA and monitor guidance to be issued by the United States Department of the Treasury.

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
•Potential risks related to the Company’s relationships with GIP, TotalEnergies and CEG;
•The Company’s ability to successfully identify, evaluate and consummate acquisitions from, and dispositions to, third parties;
•The Company’s ability to acquire assets from CEG;
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
•Operating and financial restrictions placed on the Company that are contained in the project-level debt facilities and other agreements of certain subsidiaries and project-level subsidiaries generally, in the Clearway Energy Operating LLC amended and restated revolving credit facility and in the indentures governing the Senior Notes; and
•Cyber terrorism and inadequate cybersecurity, or the occurrence of a catastrophic loss and the possibility that the Company may not have adequate insurance to cover losses resulting from such hazards or the inability of the Company’s insurers to provide coverage.
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
Item 1B — Unresolved Staff Comments
None.

Item 2 — Properties
Listed below are descriptions of the Company’s interests in facilities, operations and/or projects owned or leased as of December 31, 2022.

		Capacity
		Rated MW	Net MW(a)	Ownership			PPA Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
Conventional
Carlsbad	Carlsbad, CA	527	527	100%	Natural Gas	December 2018	San Diego Gas & Electric	2038
El Segundo	El Segundo, CA	550	550	100%	Natural Gas	August 2013	SCE	2023 - 2026
GenConn Devon	Milford, CT	190	95	50%	Natural Gas/Oil	June 2010	Connecticut Light & Power	2040
GenConn Middletown	Middletown, CT	190	95	50%	Natural Gas/Oil	June 2011	Connecticut Light & Power	2041
Marsh Landing	Antioch, CA	720	720	100%	Natural Gas	May 2013	Various	2023 - 2030
Walnut Creek	City of Industry, CA	485	485	100%	Natural Gas	May 2013	SCE	2023 - 2026
Total Conventional		2,662	2,472
Utility Scale Solar
Agua Caliente	Dateland, AZ	290	148	51%	Solar	June 2014	PG&E	2039
Alpine	Lancaster, CA	66	66	100%	Solar	January 2013	PG&E	2033
Avenal	Avenal, CA	45	23	50%	Solar	August 2011	PG&E	2031
Avra Valley	Pima County, AZ	27	27	100%	Solar	December 2012	Tucson Electric Power	2032
Blythe	Blythe, CA	21	21	100%	Solar	December 2009	SCE	2029
Borrego	Borrego Springs, CA	26	26	100%	Solar	February 2013	San Diego Gas and Electric	2038
Buckthorn Solar (b)	Fort Stockton, TX	150	150	100%	Solar	July 2018	City of Georgetown, TX	2043
CVSR	San Luis Obispo, CA	250	250	100%	Solar	October 2013	PG&E	2038
Desert Sunlight 250	Desert Center, CA	250	63	25%	Solar	December 2014	SCE	2034
Desert Sunlight 300	Desert Center, CA	300	75	25%	Solar	December 2014	PG&E	2039
Kansas South	Lemoore, CA	20	20	100%	Solar	June 2013	PG&E	2033
Mililani I (b) (c)	Honolulu, HI	39	20	50%	Solar	July 2022	Hawaiian Electric Company	2042
Oahu Solar Projects (b)	Oahu, HI	61	61	100%	Solar	September 2019	Hawaiian Electric Company	2041
Roadrunner	Santa Teresa, NM	20	20	100%	Solar	August 2011	El Paso Electric	2031
Rosamond Central (b)	Rosamond, CA	192	96	50%	Solar	December 2020	Various	2035 - 2047
TA High Desert	Lancaster, CA	20	20	100%	Solar	March 2013	SCE	2033
Utah Solar Portfolio	Various	530	530	100%	Solar	July - September 2016	PacifiCorp	2036
Total Utility Scale Solar (d)		2,307	1,616
Distributed Solar
DGPV Fund Projects (b)	Various	286	286	100%	Solar	September 2015 - March 2019	Various	2030 - 2044
Solar Power Partners (SPP) Projects	Various	25	25	100%	Solar	June 2008 - June 2012	Various	2026 - 2037
Other DG Projects	Various	21	21	100%	Solar	December 2010 - October 2015	Various	2023 - 2039
Total Distributed Solar (d)		332	332
Wind
Alta I	Tehachapi, CA	150	150	100%	Wind	December 2010	SCE	2035
Alta II	Tehachapi, CA	150	150	100%	Wind	December 2010	SCE	2035
Alta III	Tehachapi, CA	150	150	100%	Wind	February 2011	SCE	2035
Alta IV	Tehachapi, CA	102	102	100%	Wind	March 2011	SCE	2035
Alta V	Tehachapi, CA	168	168	100%	Wind	April 2011	SCE	2035

		Capacity
		Rated MW	Net MW(a)	Ownership			PPA Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
Alta X (b)	Tehachapi, CA	137	137	100%	Wind	February 2014	SCE	2038
Alta XI (b)	Tehachapi, CA	90	90	100%	Wind	February 2014	SCE	2038
Black Rock (b)	Mineral and Grant Counties, WV	115	58	50%	Wind	December 2021	Toyota and AEP	2036
Buffalo Bear	Buffalo, OK	19	19	100%	Wind	December 2008	Western Farmers Electric Co-operative	2033
Capistrano Wind Portfolio	Various	413	413	100%	Wind	2008-2012	Various	2030 - 2033
Elbow Creek (b)	Howard County, TX	122	122	100%	Wind	December 2008	Various	2029
Elkhorn Ridge	Bloomfield, NE	81	54	66.7%	Wind	March 2009	Nebraska Public Power District	2029
Forward	Berlin, PA	29	29	100%	Wind	April 2008	Constellation NewEnergy, Inc.	2025
Goat Wind	Sterling City, TX	150	150	100%	Wind	April 2008/June 2009	Dow Pipeline Company	2025
Langford (b)	Christoval, TX	160	160	100%	Wind	December 2009/November 2020	Goldman Sachs	2033
Laredo Ridge	Petersburg, NE	81	81	100%	Wind	February 2011	Nebraska Public Power District	2031
Lookout	Berlin, PA	38	38	100%	Wind	October 2008	Southern Maryland Electric Cooperative	2030
Mesquite Sky (b)	Callahan County, TX	340	170	50%	Wind	December 2021	Various	2033 - 2036
Mesquite Star (b)	Fisher County, TX	419	210	50%	Wind	May 2020	Various	2032 - 2035
Mt. Storm	Grant County, WV	264	264	100%	Wind	October 2008	Citigroup	2031
Ocotillo	Forsan, TX	55	55	100%	Wind	November 2008	N/A
Odin	Mountain Lake, MN	21	21	100%	Wind	June 2008	Missouri River Energy Services	2028
Pinnacle (b)	Keyser, WV	54	54	100%	Wind	December 2011/December 2021	Maryland Department of General Services and University System of Maryland	2031
Rattlesnake (b) (e)	Ritzville, WA	160	160	100%	Wind	December 2020	Avista Corporation	2040
San Juan Mesa	Elida, NM	120	90	75%	Wind	December 2005	Southwestern Public Service Company	2025
Sleeping Bear	Woodward, OK	95	95	100%	Wind	October 2007	Public Service Company of Oklahoma	2032
South Trent	Sweetwater, TX	101	101	100%	Wind	January 2009	AEP Energy Partners	2029
Spanish Fork	Spanish Fork, UT	19	19	100%	Wind	July 2008	PacifiCorp	2028
Spring Canyon II (b)	Logan County, CO	34	31	90.1%	Wind	October 2014	Platte River Power Authority	2039
Spring Canyon III (b)	Logan County, CO	29	26	90.1%	Wind	December 2014	Platte River Power Authority	2039
Taloga	Putnam, OK	130	130	100%	Wind	July 2011	Oklahoma Gas & Electric	2031
Wildorado (b)	Vega, TX	161	161	100%	Wind	April 2007	Southwestern Public Service Company	2027
Total Wind (d)		4,157	3,658
Total Clearway Energy, Inc.		9,458	8,078

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company’s percentage ownership in the facility as of December 31, 2022.
(b) Projects are part of tax equity arrangements, as further described in Item 15 — Note 2, Summary of Significant Accounting Policies.
(c) Includes storage capacity that matches the facility’s rated generating capacity.
(d) Typical average capacity factors are 25% for solar facilities and 25-45% for wind facilities. For the year ended December 31, 2022, the Company's solar and wind facilities had weighted-average capacity factors of 28% and 30%, respectively.
(e) Rattlesnake has a deliverable capacity of 144 MW.

Item 3 — Legal Proceedings
See Item 15 — Note 16, Commitments and Contingencies, to the Consolidated Financial Statements for discussion of the material legal proceedings to which the Company is a party or of which any of its properties is subject.

Item 4 — Mine Safety Disclosures
Not applicable.

PART II
Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information, Equity Holders and Dividends
The Company’s Class A common stock and Class C common stock are listed on the New York Stock Exchange and trade under the ticker symbols “CWEN.A” and “CWEN,” respectively. The Company’s Class B common stock and Class D common stock are not publicly traded.
As of January 31, 2023, there were two holders of record of the Class A common stock, one holder of record of the Class B common stock, three holders of record of the Class C common stock and one holder of record of the Class D common stock.
On February 15, 2023, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.3745 per share payable on March 15, 2023, to stockholders of record as of March 1, 2023.
The Company’s Class A and Class C common stock dividends are subject to available capital, market conditions, and compliance with associated laws and regulations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
Stock Performance Graph
The performance graph below compares the Company’s cumulative total stockholder return on the Company's Class A common stock and Class C common stock from December 31, 2017 through December 31, 2022, with the cumulative total return of the Standard & Poor’s 500 Composite Stock Price Index, or S&P 500, and the Philadelphia Utility Sector Index, or UTY.
The performance graph shown below is being furnished and compares each period assuming that $100 was invested on December 31, 2017 in each of the Class A common stock of the Company, the Class C common stock of the Company, the stocks included in the S&P 500 and the stocks included in the UTY, and that all dividends were reinvested.

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Clearway Energy, Inc. Class A common stock	$100.00	$93.26	$110.82	$179.18	$212.57	$198.47
Clearway Energy, Inc. Class C common stock	100.00	95.36	115.75	193.34	227.82	209.85
S&P 500	100.00	94.82	124.68	147.62	190.00	155.59
UTY	100.00	104.39	132.38	135.98	160.79	161.83

Item 6 — Reserved

Item 7 — Management’s Discussion and Analysis of Financial Condition and the Results of Operations
As you read this discussion and analysis, refer to the Company’s Consolidated Statements of Income to this Form 10-K. Also refer to Item 1 — Business and Item 1A — Risk Factors, which include detailed discussions of various items impacting the Company’s business, results of operations and financial condition. Discussions of the year ended December 31, 2020 that are not included in this Annual Report on Form 10-K and year-to-year comparisons of the year ended December 31, 2021 and the year ended December 31, 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
•Known trends that may affect the Company’s results of operations and financial condition in the future; and
•Critical accounting policies which are most important to both the portrayal of the Company’s financial condition and results of operations, and which require management’s most difficult, subjective or complex judgment.

Executive Summary
Introduction and Overview
Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor with a focus on investments in clean energy and owner of modern, sustainable and long-term contracted assets across North America. The Company is sponsored by GIP and TotalEnergies through the portfolio company, Clearway Energy Group LLC, or CEG, which became equally owned by GIP and TotalEnergies as of September 12, 2022, when TotalEnergies acquired, through its investment in an intermediate holding company, 50% of GIP’s interest in CEG. GIP is an independent infrastructure fund manager that makes equity and debt investments in infrastructure assets and businesses. TotalEnergies is a global multi-energy company.
The Company is one of the largest renewable energy owners in the U.S. with over 5,500 net MW of installed wind and solar generation projects. The Company’s over 8,000 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of these offtake agreements was approximately 11 years as of December 31, 2022 based on CAFD.
Significant Events
Thermal Disposition
•On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR for net proceeds of approximately $1.46 billion, inclusive of working capital adjustments, which excludes approximately $18 million in transaction expenses that were incurred in connection with the disposition. The transaction resulted in a gain on sale of business of approximately $1.29 billion, which is net of the $18 million in transaction expenses referenced above. See Item 15 — Note 3, Acquisitions and Dispositions, for further discussion.
Capistrano Wind Portfolio Acquisition
•On August 22, 2022, the Company acquired the Capistrano Wind Portfolio, which consists of five wind projects located in Nebraska, Texas and Wyoming with a combined capacity of 413 MW, from Capistrano Wind Partners LLC, an indirect subsidiary of CEG, for total net consideration of approximately $239 million. See Item 15 — Note 3, Acquisitions and Dispositions, for further discussion.
Drop Down Transactions
•On February 17, 2023, the Company, through a partnership with a third-party investor, acquired an interest in Daggett TargetCo LLC from Clearway Renew LLC, a subsidiary of CEG, for cash consideration of $21 million. The third-party investor also contributed cash consideration of $129 million, which was utilized to acquire their portion of the acquired entity. Daggett TargetCo LLC is the primary beneficiary and consolidates its interests in a tax equity fund, Daggett TE Holdco LLC, the owner of the Daggett 3 solar project, a 300 MW solar project with matching storage capacity that is currently under construction and located in San Bernardino, California. See Item 15 — Note 3, Acquisitions and Dispositions, for further discussion.
•On December 23, 2022, the Company, through an indirect subsidiary, entered into an agreement with CEG to acquire the Class A membership interests in a partnership formed to hold the interests in the Victory Pass and Arica solar and energy storage projects, which are both located in Riverside, California, upon the projects reaching certain milestones for a total purchase price of approximately $228 million in cash, subject to customary working capital adjustments. Victory Pass is a 200 MW solar facility and Arica is a 263 MW solar facility, each with an energy storage system. Upon the closing of the transaction, which is expected in the second half of 2023, the Company will own 40% of the partnership holding interests in Victory Pass and Arica, which are anticipated to be held in a tax equity fund with another third-party investor.
•On October 3, 2022, the Company, through a partnership with a third-party investor, acquired Waiawa BL Borrower Holdco LLC, the indirect owner, through its ownership interests in and consolidation of a tax equity fund, of the Waiawa solar project, a 36 MW solar project with matching storage capacity located in Honolulu, Hawaii, from Clearway Renew LLC for cash consideration of $20 million. The third-party investor also contributed cash consideration of $12 million, which was utilized to acquire their portion of the acquired entity. See Item 15 — Note 3, Acquisitions and Dispositions, for further discussion.

•On March 25, 2022, the Company, through a partnership with a third-party investor, acquired Mililani BL Borrower Holdco LLC, the indirect owner, through its ownership interests in and consolidation of a tax equity fund, of the Mililani I solar project, a 39 MW solar project with matching storage capacity located in Honolulu, Hawaii, from Clearway Renew LLC for cash consideration of $22 million. The third-party investor also contributed cash consideration of $14 million, which was utilized to acquire their portion of the acquired entity. See Item 15 — Note 3, Acquisitions and Dispositions, for further discussion.
•In February 2022, in connection with 2021 Black Rock Drop Down, the Company paid an additional $23 million to Clearway Renew LLC as final funding after all remaining turbines of the project became operational. Concurrent with the final funding, the $59 million that was contributed in 2021 by third-party investors was released to Clearway Renew LLC. See Item 15 — Note 3, Acquisitions and Dispositions, for further discussion.
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
Corporate Financing Activities
•On May 3, 2022, the Company repaid (i) $305 million in outstanding borrowings under the revolving credit facility and (ii) $335 million in outstanding borrowings under the Bridge Loan Agreement utilizing proceeds received from the Thermal Disposition. See Item 15 — Note 10, Long-term Debt, for further discussion.
Project-level Financing Activities
•In connection with the Capistrano Wind Portfolio acquisition and the 2022 Drop Downs of Waiawa and Mililani I, the Company assumed non-recourse project-level debt. See Item 15 — Note 10, Long-term Debt, for further discussion of the non-recourse project-level debt associated with each project.
•On December 15, 2022, the Company repaid the outstanding project-level debt of El Segundo Energy Center in the amount of approximately $130 million, utilizing cash on hand. The project-level debt had an original maturity of August 2023.
•On March 16, 2022, the Company entered into a financing agreement which included the issuance of a $190 million term loan as well as $35 million in letters of credit, supported by the Company’s interests in the Elkhorn Ridge, Laredo Ridge, San Juan Mesa and Taloga wind projects. The proceeds from the term loan were used to pay off the existing debt in the amount of $186 million related to Laredo Ridge, Tapestry Wind LLC and Viento Funding II, LLC and to pay related financing costs. See Item 15 — Note 10, Long-term Debt, for further discussion.
Environmental Matters and Regulatory Matters
Details of environmental matters and regulatory matters are presented in Item 1 — Business, Regulatory Matters and Item 1A — Risk Factors. Details of some of this information relate to costs that may impact the Company’s financial results.

Consolidated Results of Operations
The following table provides selected financial information:

	Year ended December 31,
(In millions)	2022	2021	2020
Operating Revenues
Energy and capacity revenues	$1,465	$1,425	$1,234
Other revenues	82	92	53
Contract amortization	(175)	(144)	(88)
Mark-to-market for economic hedges	(182)	(87)	—
Total operating revenues	1,190	1,286	1,199
Operating Costs and Expenses
Cost of fuels	29	75	73
Operations and maintenance	295	279	219
Other costs of operations	111	97	74
Depreciation, amortization and accretion	512	509	428
Impairment losses	16	6	24
General and administrative	40	40	34
Transaction and integration costs	7	7	9
Development costs	2	6	5
Total operating costs and expenses	1,012	1,019	866
Gain on sale of business	1,292	—	—
Operating Income	1,470	267	333
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	29	32	7
Impairment loss on investment	—	—	(8)
Gain on sale of unconsolidated affiliate	—	—	49
Other income, net	17	3	4
Loss on debt extinguishment	(2)	(53)	(24)
Derivative interest income	100	53	(38)
Other interest expense	(332)	(365)	(377)
Total other expense, net	(188)	(330)	(387)
Income (Loss) Before Income Taxes	1,282	(63)	(54)
Income tax expense	222	12	8
Net Income (Loss)	1,060	(75)	(62)
Less: Net Income (loss) attributable to noncontrolling interests and redeemable interests	478	(126)	(87)
Net Income Attributable to Clearway Energy, Inc.	$582	$51	$25

	Year ended December 31,
Business metrics:	2022	2021	2020
Solar MWh generated/sold (in thousands) (a)	4,991	3,585	1,894
Wind MWh generated/sold (in thousands) (a)	9,343	7,728	5,566
Renewables MWh generated/sold (in thousands) (a)	14,334	11,313	7,460
Thermal MWt sold (in thousands) (b)	835	2,035	1,927
Thermal MWh sold (in thousands) (b)	19	59	68
Conventional MWh generated (in thousands) (a)(c)	1,236	1,108	1,475
Conventional equivalent availability factor	92.2%	94.7%	94.9%

(a) Volumes do not include the MWh generated/sold by the Company’s equity method investments.
(b) On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR.
(c) Volumes generated are not sold as the Conventional facilities sell capacity rather than energy.

Management’s discussion of the results of operations for the years ended December 31, 2022 and 2021
Operating Revenues
Operating revenues decreased by $96 million for the year ended December 31, 2022, compared to the same period in 2021, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables Segment	Increase for solar acquisitions due to the 2021 acquisitions of the Utah Solar Portfolio and Agua Caliente and the 2022 acquisition of Mililani I, slightly offset by the 2022 disposition of Kawailoa.	$88
	Increase for wind acquisitions due to the 2021 acquisitions of Mt. Storm, Mesquite Sky and Black Rock and the 2022 acquisition of the Capistrano Wind Portfolio, along with the 2021 repowering of the Pinnacle wind project.	48
	Favorable impact from the loss in February 2021 related to net settlements of obligations for wind facilities that were unable to produce the required output during extreme weather conditions in Texas.	50
	Increase primarily driven by higher average realized prices at the wind facilities.	4
	Decrease primarily driven by lower wind generation.	(7)
Thermal Segment	Decrease primarily driven by the sale of the Thermal Business on May 1, 2022.	(130)
Conventional Segment	Decrease primarily driven by forced outages at the El Segundo and Walnut Creek facilities in 2022, resulting in lower capacity revenue.	(23)
Mark-to-market economic hedges	Increase in unrealized losses due to changes in the fair value of commodity contracts, primarily driven by the acquisition of Mesquite Sky in 2021 and mark-to-market losses of the Langford commodity contract, which previously qualified for the NPNS exception.	(76)
	Increase in unrealized losses due to increases in forward power prices in the ERCOT and PJM markets.	(19)
Contract amortization	Increase primarily driven by amortization of the intangible assets for PPAs related to the 2021 acquisitions of Agua Caliente and the Utah Solar Portfolio and the 2022 acquisition of the Capistrano Wind Portfolio.	(31)
		$(96)
Cost of Fuels
Cost of fuels decreased by $46 million during the year ended December 31, 2022, compared to the same period in 2021, primarily due to the sale of the Thermal Business on May 1, 2022, as further described in Item 15 — Note 3, Acquisitions and Dispositions.
Operations and Maintenance Expense
Operations and maintenance expense increased by $16 million during the year ended December 31, 2022, compared to the same period in 2021, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables Segment	Increase for wind acquisitions due to the 2021 acquisitions of Mt Storm, Mesquite Sky and Black Rock and the 2022 acquisition of the Capistrano Wind Portfolio.	$30
	Increase for solar acquisitions due to the 2021 acquisition of the Utah Solar Portfolio and the 2022 acquisition of Mililani I.	14
	Increase primarily driven by timing of maintenance activities, as well as increasing material costs largely at the solar and wind facilities.	6
Conventional Segment	Increase due to the forced outages at El Segundo and Walnut Creek primarily in the third quarter of 2022.	5
Thermal Segment	Decrease primarily driven by the sale of the Thermal Business on May 1, 2022.	(39)
		$16

Other Costs of Operations Expense
Other costs of operations expense, which primarily consists of insurance and property taxes, increased by $14 million during the year ended December 31, 2022, compared to the same period in 2021, primarily due an increase in property taxes due to the acquisitions of the Utah Solar Portfolio, Mesquite Sky and Black Rock in 2021 and the acquisition of the Capistrano Wind Portfolio in 2022, as well as an increase in property taxes at certain wind projects.
Impairment Losses
The Company recorded impairment losses of $16 million and $6 million for the years ended December 31, 2022 and 2021, respectively, related to certain projects in the Renewables segment as further described in Item 15— Note 9, Asset Impairments.
Gain on Sale of Business
On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR resulting in a gain on sale of business of approximately $1.29 billion, as further described in Item 15 — Note 3, Acquisitions and Dispositions.
Other Income, Net
Other income, net increased $14 million during the year ended December 31, 2022, compared to the same period in 2021, primarily due to higher interest income earned on larger cash balances with investments in money market and time deposit accounts.
Loss on Debt Extinguishment
The Company recorded loss on debt extinguishment of $2 million during the year ended December 31, 2022, which reflects the write-off of previously deferred finance costs related to the Laredo Ridge, Tapestry Wind LLC and Viento Funding II, LLC, as further described in Item 15 — Note 10, Long-term Debt.
The Company recorded loss on debt extinguishment of $53 million during the year ended December 31, 2021, primarily driven by the write-off of previously deferred finance costs and payment of premiums related to the redemption of the 2026 Senior Notes and the 2025 Senior Notes in 2021, as further described in Item 15 — Note 10, Long-term Debt.
Interest Expense
Interest expense decreased by $80 million during the year ended December 31, 2022, compared to the same period in 2021 primarily due to:

(In millions)
Change in fair value of interest rate swaps due to higher interest rates	$(47)
Decrease in interest expense due to decreased principal balances of project-level debt	(20)
Decrease in interest expense due to the sale of the Thermal Business on May 1, 2022	(12)
Decrease in interest expense due to decreased principal balances of Corporate debt, which includes repayment of the outstanding borrowings under the Bridge Loan Agreement and the revolving credit facility on May 3, 2022	(2)
Amortization of deferred financing costs related to the Bridge Loan that was entered into during the fourth quarter of 2021 and paid in full on May 3, 2022	1
$(80)
Income Tax Expense
For the year ended December 31, 2022, the Company recorded income tax expense of $222 million on pretax income of $1,282 million. For the same period in 2021, the Company recorded an income tax expense of $12 million on pretax loss of $63 million. The primary driver of the $210 million increase in income tax expense is the increase in taxable earnings allocated to the Company in 2022 compared to 2021, including the gain recorded on the sale of the Thermal Business on May 1, 2022, as further described in Item 15 — Note 3, Acquisitions and Dispositions.

A reconciliation of the U.S. federal statutory rate of 21% to the Company's effective rate is as follows:

	Year Ended December 31,
	2022	2021
	(In millions, except percentages)
Income (Loss) Before Income Taxes	$1,282	$(63)
Tax at 21%	269	(13)
State taxes, net of federal benefit	58	(4)
Impact of non-taxable partnership (losses) earnings	(101)	34
Valuation allowance	—	(14)
Production tax credits, including prior year true-up	(2)	(1)
Rate change	(2)	(2)
Partnership state basis	—	8
State taxes assessed at subsidiaries	2	2
Other	(2)	2
Income tax expense	$222	$12
Effective income tax rate	17.3%	(19.0)%
The effective income tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses, earnings and losses allocated to partners’ interest in Clearway Energy LLC which includes the effects of applying the HLBV method of accounting for book purposes to certain partnerships, and changes in valuation allowances in accordance with ASC 740. These factors and others, including the Company’s history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
Net Income (Loss) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the year ended December 31, 2022, the Company had a net income of $478 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
CEG’s economic interest in Clearway Energy LLC	$584
Losses attributable to tax equity financing arrangements and the application of HLBV	(87)
Loss attributable to third-party partnerships	(19)
$478
For the year ended December 31, 2021, the Company had a net loss of $126 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of HLBV	$(174)
Losses attributable to CEG’s interest in partnerships	(3)
CEG’s economic interest in Clearway Energy LLC	47
Income attributable to third-party partnerships	4
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
Current Liquidity Position
As of December 31, 2022 and 2021, the Company’s liquidity was approximately $1.37 billion and $821 million, respectively, comprised of cash, restricted cash and availability under the Company’s revolving credit facility.

	As of December 31,
	2022	2021
	(In millions)
Cash and cash equivalents:
Clearway Energy, Inc. and Clearway Energy LLC, excluding subsidiaries	$536	$33
Subsidiaries	121	146
Restricted cash:
Operating accounts	109	246
Reserves, including debt service, distributions, performance obligations and other reserves	230	229
Total cash, cash equivalents and restricted cash	996	654
Revolving credit facility availability	370	167
Total liquidity	$1,366	$821
The Company’s liquidity includes $339 million and $475 million of restricted cash balances as of December 31, 2022 and 2021, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company’s projects that are restricted in their use. As of December 31, 2022, these restricted funds were comprised of $109 million designated to fund operating expenses, approximately $55 million designated for current debt service payments, and $105 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $70 million is held in distribution reserve accounts.
As of December 31, 2022, the Company had no outstanding borrowings under the revolving credit facility and $125 million in letters of credit outstanding. During the year ended December 31, 2022, the Company borrowed $80 million under the revolving credit facility, and subsequently repaid $325 million, $305 million of which was repaid on May 3, 2022, utilizing the proceeds received from the Thermal Disposition. The facility, which the Company expects to refinance prior to its expiration in April 2023, will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
Management believes that the Company’s liquidity position, cash flows from operations and availability under its revolving credit facility will be adequate to meet the Company’s financial commitments; debt service obligations; growth, operating and maintenance capital expenditures; and to fund dividends to holders of the Company’s Class A common stock and Class C common stock. Management continues to regularly monitor the Company’s ability to finance the needs of its operating, financing and investing activity within the dictates of prudent balance sheet management.
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

The following table summarizes the credit ratings for the Company and its Senior Notes as of December 31, 2022. The ratings outlook is stable.

	S&P	Moody’s
Clearway Energy, Inc.	BB	Ba2
4.750% Senior Notes, due 2028	BB	Ba2
3.750% Senior Notes, due 2031	BB	Ba2
3.750% Senior Notes, due 2032	BB	Ba2
Sources of Liquidity
The Company’s principal sources of liquidity include cash on hand, cash generated from operations, proceeds from sales of assets, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. As described in Item 15 — Note 10, Long-term Debt, the Company’s financing arrangements consist of corporate level debt, which includes Senior Notes and the revolving credit facility; the ATM Program; and project-level financings for its various assets.
Thermal Disposition
On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR for net proceeds of approximately $1.46 billion, inclusive of working capital adjustments, which excludes approximately $18 million in transaction expenses that were incurred in connection with the disposition. See Item 15 — Note 3, Acquisitions and Dispositions, for further discussion.
Uses of Liquidity
The Company’s requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Item 15 — Note 10, Long-term Debt; (ii) capital expenditures; (iii) off-balance sheet arrangements; (iv) acquisitions and investments, as described more fully in Item 15 — Note 3, Acquisitions and Dispositions; and (v) cash dividends to investors.

Debt Service Obligations
Principal payments on debt as of December 31, 2022, are due in the following periods:

Description	2023	2024	2025	2026	2027	There-after	Total
	(In millions)
Corporate-level debt:
Clearway Energy Operating LLC Senior Notes, due 2028	$—	$—	$—	$—	$—	$850	$850
Clearway Energy Operating LLC Senior Notes, due 2031	—	—	—	—	—	925	925
Clearway Energy Operating LLC Senior Notes, due 2032	—	—	—	—	—	350	350
Total Corporate-level debt	—	—	—	—	—	2,125	2,125
Project-level debt:
Agua Caliente Solar LLC, due 2037	37	38	39	40	41	454	649
Alta Wind Asset Management LLC, due 2031	1	1	1	1	1	7	12
Alta Wind I-V lease financing arrangements, due 2034 and 2035	49	51	54	55	57	443	709
Alta Wind Realty Investments LLC, due 2031	2	2	2	3	3	10	22
Borrego, due 2024 and 2038	3	3	2	3	3	37	51
Buckthorn Solar, due 2025	3	4	112	—	—	—	119
Capistrano Wind Portfolio, due 2029 and 2031	19	20	21	22	22	52	156
Carlsbad Energy Holdings LLC, due 2027	22	23	25	26	19	—	115
Carlsbad Energy Holdings LLC, due 2038	—	—	—	—	7	400	407
Carlsbad Holdco, LLC, due 2038	2	2	3	9	11	170	197
CVSR, due 2037	26	28	30	32	35	476	627
CVSR Holdco Notes, due 2037	9	9	9	9	9	115	160
DG-CS Master Borrower LLC, due 2040	28	29	30	30	28	268	413
Marsh Landing, due 2023	19	—	—	—	—	—	19
Mililani I, due 2027	1	1	2	1	42	—	47
NIMH Solar, due 2024	15	148	—	—	—	—	163
Oahu Solar Holdings LLC, due 2026	2	3	3	75	—	—	83
Rosie Class B LLC, due 2027	2	3	3	3	65	—	76
Utah Solar Holdings, due 2036	15	15	14	16	16	181	257
Viento Funding II, LLC, due 2029	8	16	17	20	24	99	184
Waiawa, due 2023 (a)	97	—	—	—	—	—	97
Walnut Creek, due 2023	19	—	—	—	—	—	19
WCEP Holdings, LLC, due 2023	26	—	—	—	—	—	26
Other	14	14	15	16	16	62	137
Total project-level debt	419	410	382	361	399	2,774	4,745
Total debt	$419	$410	$382	$361	$399	$4,899	$6,870
(a) At December 31, 2022, amount includes $97 million recorded in long-term debt on the Company’s consolidated balance sheet that is due in 2023 and is either being funded through long-term equity contributions or is converting to long-term debt.
El Segundo Energy Center
On December 15, 2022, the Company repaid the outstanding project-level debt of El Segundo Energy Center in the amount of approximately $130 million utilizing cash on hand.
Bridge Loan Agreement
On May 3, 2022, the Company repaid the $335 million in outstanding borrowings under the Bridge Loan Agreement utilizing proceeds received from the Thermal Disposition.

Capital Expenditures
The Company’s capital spending program is mainly focused on maintenance capital expenditures, consisting of costs to maintain the assets currently operating, such as costs to replace or refurbish assets during routine maintenance, and growth capital expenditures consisting of costs to construct new assets, and costs to complete the construction of assets where construction is in process.
For the years ended December 31, 2022 and 2021, the Company used approximately $112 million, and $151 million, respectively, to fund capital expenditures, including maintenance capital expenditures of $25 million for both years. Growth capital expenditures in 2022 of $83 million in the Renewables segment were funded through construction-related financing. Renewables segment capital expenditures included $34 million incurred in connection with the Mililani I solar project, $26 million incurred in connection with the Mesquite Sky wind project, $10 million incurred in connection with the Black Rock wind project, $5 million incurred in connection with the Rattlesnake wind project and $8 million incurred by other wind and solar projects. Prior to the sale of the Thermal Business on May 1, 2022, the Company incurred $4 million of growth capital expenditures in the Thermal segment in connection with various development projects.
The Company estimates $35 million of maintenance capital expenditures for 2023. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates.
Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of December 31, 2022, the Company has several investments with an ownership interest percentage of 50% or less. GenConn is a variable interest entity for which the Company is not the primary beneficiary. The Company’s pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $325 million as of December 31, 2022. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company. See also Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities.
Contractual Obligations and Commercial Commitments
In addition to the Company’s capital expenditure programs, the Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements. The following table summarizes the Company’s contractual obligations. See Item 15 — Note 10, Long-term Debt, Note 16, Commitments and Contingencies, and Note 17, Leases, for additional discussion.

	By Remaining Maturity at December 31,
	2022					2021
Contractual Cash Obligations	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
	(In millions)
Long-term debt (including estimated interest)	$708	$1,309	$1,209	$5,635	$8,861	$10,796
Operating leases	28	60	63	831	982	942
Fuel purchase and transportation obligations (a)	—	—	—	—	—	8
Other liabilities (b)	25	47	40	188	300	310
Total	$761	$1,416	$1,312	$6,654	$10,143	$12,056
(a) These contractual cash obligations were related to the Thermal Business, which was sold on May 1, 2022.
(b) Includes water right agreements, service and maintenance agreements, and LTSA commitments.

Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by CEG as well as generation assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its business.
Daggett 3 Drop Down — On February 17, 2023, the Company, through a partnership with a third-party investor, acquired an interest in Daggett TargetCo LLC from Clearway Renew LLC for cash consideration of $21 million. Daggett TargetCo LLC is the primary beneficiary and consolidates its interest in a tax equity fund, Daggett TE Holdco LLC, the owner of the Daggett 3 solar project. Daggett 3 has PPAs with investment-grade counterparties that have a 15-year weighted average contract duration that commence when the project reaches commercial operations, which is expected to occur in the first half of 2023. The acquisition was funded with existing sources of liquidity.
Waiawa Drop Down — On October 3, 2022, the Company, through a partnership with a third-party investor, acquired Waiawa BL Borrower Holdco LLC, the indirect owner, through its ownership interests in and consolidation of a tax equity fund, of the Waiawa solar project, from Clearway Renew LLC for cash consideration of $20 million. Waiawa has a 20-year PPA with an investment-grade utility that commenced in January 2023. The acquisition was funded with existing sources of liquidity. As part of the acquisition, the Company assumed the project’s financing agreement, which includes a construction loan that converts to a term loan upon the project reaching substantial completion, which is expected to occur in the first half of 2023, a tax equity bridge loan that will be repaid upon the project reaching substantial completion and a sponsor equity bridge loan that was repaid at acquisition date.
Capistrano Wind Portfolio Acquisition — On August 22, 2022, the Company acquired the Capistrano Wind Portfolio from Capistrano Wind Partners LLC for total net consideration of approximately $239 million. The assets within the portfolio sell power under PPAs with investment-grade counterparties that have a weighted average remaining contract duration of approximately 10 years. The acquisition was funded with existing sources of liquidity. As part of the acquisition, the Company assumed non-recourse project-level debt held by the projects in the portfolio.
Mililani I Drop Down — On March 25, 2022, the Company, through a partnership with a third-party investor, acquired Mililani BL Borrower Holdco LLC, the indirect owner, through its ownership interests in and consolidation of a tax equity fund, of the Mililani I solar project from Clearway Renew LLC for cash consideration of $22 million. Mililani I has a 20-year PPA with an investment-grade utility that commenced in July 2022. The acquisition was funded with existing sources of liquidity. As part of the acquisition, the Company assumed the project’s financing agreement, which includes a construction loan that converted to a term loan on December 7, 2022 upon the project reaching substantial completion, a tax equity bridge loan that was repaid on December 7, 2022 and a sponsor equity bridge loan that was repaid at acquisition date.
Black Rock Drop Down — In February 2022, in connection with the 2021 Black Rock Drop Down, the Company paid an additional $23 million to Clearway Renew, LLC as final funding after all remaining turbines of the project became operational.
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
The following table lists the dividends paid on the Company’s Class A common stock and Class C common stock during the year ended December 31, 2022:

	Fourth Quarter 2022	Third Quarter 2022	Second Quarter 2022	First Quarter 2022
Dividends per Class A share	$0.3672	$0.3604	$0.3536	$0.3468
Dividends per Class C share	0.3672	0.3604	0.3536	0.3468
On February 15, 2023, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.3745 per share payable on March 15, 2023, to stockholders of record as of March 1, 2023.

Cash Flow Discussion
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table reflects the changes in cash flows for the year ended December 31, 2022 compared to 2021:

Year ended December 31,	2022	2021	Change
	(In millions)
Net cash provided by operating activities	$787	$701	$86
Net cash provided by (used in) investing activities	1,065	(865)	1,930
Net cash (used in) provided by financing activities	(1,510)	367	(1,877)
Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase in operating income adjusted for non-cash items	$60
Increase in working capital primarily driven by the timing of accounts receivable collections and payments of accounts payable	45
Transaction expenses paid on May 1, 2022 in connection with the sale of the Thermal Business	(18)
Decrease in distributions from unconsolidated affiliates	(1)
$86
Net Cash Provided by (Used In) Investing Activities

Changes to net cash provided by (used in) investing activities were driven by:	(In millions)
Proceeds from the sale of the Thermal Business	$1,457
Cash paid for acquisitions, net of cash acquired, in 2021	533
Decrease in cash paid for Drop Down assets	158
Decrease in capital expenditures	39
Cash paid to CEG in 2021 for equipment for the Pinnacle wind project repowering	21
Cash paid to CEG in 2022 for Capistrano Wind Portfolio	(223)
Decrease in the return of investment from unconsolidated affiliates	(34)
Other	(21)
$1,930
Net Cash (Used In) Provided by Financing Activities

Changes in net cash (used in) provided by financing activities were driven by:	(In millions)
Decrease in contributions from noncontrolling interests, net of distributions	$(907)
Decrease in proceeds from the revolving credit facility, net of payments	(490)
Decrease in payments for long-term debt, net of proceeds	(390)
Cash released from escrow distributed to CEG in 2022	(64)
Increase in dividends paid to common stockholders and distributions paid to CEG unit holders	(21)
Tax-related distributions in 2022	(8)
Other	3
$(1,877)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
As of December 31, 2022, the Company has a cumulative federal NOL carry forward balance of $481 million for financial statement purposes, of which $88 million will begin expiring in 2037 if unutilized. The Company does not anticipate material federal income tax payments until 2027. Additionally, as of December 31, 2022, the Company has a cumulative state NOL carryforward balance of $64 million for financial statement purposes, which will expire between 2023 to 2040 if unutilized. In addition, the Company has PTC and ITC carryforward balances totaling $18 million, which will expire between 2034 and 2042 if unutilized.
As a result of the sale of the Thermal Business, the Company, after the utilization of various state NOL carryforwards, has paid $9 million in state income taxes through December 31, 2022, and expects to pay approximately $19 million of additional state income taxes by April 15, 2023. The Company does not anticipate being subject to the corporate minimum tax on financial statement income as enacted by the recently passed the IRA, which is discussed in further detail below.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act, or the CARES Act, was signed into law, which includes modifications to the business interest expense disallowance and net operating loss provisions. While the Company utilized previously disallowed interest expense during 2020 as a result of the modifications, the CARES Act did not have a material impact on the consolidated financial statements. The Company will continue to assess the effects of the CARES Act and ongoing government guidance related to COVID-19 and its variants that may be issued.
On February 9, 2022, the governor of California signed Senate Bill 113, or SB 113, removing the suspension of California NOL utilization for tax year 2022. After assessing the law change, the Company expects SB 113 to have an immaterial impact on the consolidated financial statements.
The recently enacted IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for certain taxpayers, a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022 and business tax credits and incentives for the development of clean energy projects and the production of clean energy. The Company continues to analyze the potential impact of the IRA and monitor guidance to be issued by the United States Department of the Treasury, but it does not anticipate the corporate minimum tax will apply to it or that the IRA will otherwise have a material impact on its consolidated financial statements
The Company is subject to examination by taxing authorities for income tax returns filed in the U.S. federal and various state jurisdictions. All tax returns filed by the Company for the year ended December 31, 2013 and forward remain subject to audit. As of December 31, 2022, the U.S. federal partnership returns of three of the Company’s subsidiaries are under audit by the IRS. The IRS has issued proposed adjustments with respect to one of the subsidiaries under audit. The Company believes that such proposed adjustments are incorrect and, in any case, would not impact the Company’s tax liability or the tax liability of such subsidiary. The IRS has not yet issued any proposed adjustments with respect to the other two subsidiaries under audit. In any case, the Company believes that the ultimate settlement of each of these audits will not be material to the Company’s financial condition, results of operations or liquidity. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in tax audits of the Company are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
The Company has no material uncertain tax benefits.

Fair Value of Derivative Instruments
The Company may enter into commodity purchase contracts and other energy-related financial instruments to mitigate variability in earnings due to fluctuations in spot market prices. In addition, in order to mitigate interest rate risk associated with the issuance of variable rate debt, the Company enters into interest rate swap agreements.
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at December 31, 2022, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at December 31, 2022. For a full discussion of the Company’s valuation methodology of its contracts, see Derivative Fair Value Measurements in Item 15 — Note 6, Fair Value of Financial Instruments.

Derivative Activity (Losses)/Gains	(In millions)
Fair value of contracts as of December 31, 2021	$(236)
Contracts realized or otherwise settled during the period	118
Contracts acquired during the period	24
Contracts added due to loss of NPNS exception	(22)
Contracts removed during the period	1
Changes in fair value	(149)
Fair value of contracts as of December 31, 2022	$(264)

	Fair value of contracts as of December 31, 2022
	Maturity
Fair Value Hierarchy Losses	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$26	$36	$16	$11	$89
Level 3	(50)	(92)	(76)	(135)	(353)
Total	$(24)	$(56)	$(60)	$(124)	$(264)
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
The Company’s significant accounting policies are summarized in Item 15 — Note 2, Summary of Significant Accounting Policies. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company’s critical accounting policies include income taxes and valuation allowance for deferred tax assets, accounting utilizing Hypothetical Liquidation at Book Value, or HLBV, acquisition accounting and determining the fair value of financial instruments.

Accounting Policy	Judgments/Uncertainties Affecting Application

Income Taxes and Valuation Allowance for Deferred Tax Assets	Ability to withstand legal challenges of tax authority decisions or appeals
Anticipated future decisions of tax authorities
Application of tax statutes and regulations to transactions
Ability to utilize tax benefits through carry backs to prior periods and carry forwards to future periods
Hypothetical Liquidation at Book Value (HLBV)	Estimates of taxable income (loss) and tax capital accounts
Estimated calculation of specified target investor returns
Application of liquidation provisions of operating agreements
Acquisition Accounting	Identification of assets acquired
Inputs for fair values of assets and liabilities acquired
Application of appropriate fair value methodologies
Financial Instruments	Use of unobservable market inputs such as future electricity prices, future interest rates and discount rates
Income Taxes and Valuation Allowance for Deferred Tax Assets
In determining whether a valuation allowance is required for deferred tax assets, the Company must assess whether it believes it is more likely than not that the results of future operations will generate sufficient taxable income which includes the future reversal of existing taxable temporary differences to realize deferred tax assets. The Company considers the timing and future realization of net deferred tax assets, the profit before tax generated in recent years as well as projections of future earnings and estimates of taxable income in arriving at this conclusion. The realization of deferred tax assets is primarily dependent upon earnings in federal and various state and local jurisdictions. Judgment is also required to continually assess changing tax regulations, interpretations and new legislation to determine the impact on the Company’s tax position.
Hypothetical Liquidation at Book Value (HLBV)
Certain portions of the Company’s redeemable noncontrolling interest and noncontrolling interest represent third-party interests in the net assets under certain tax equity arrangements, which are consolidated by the Company, that were established to finance the cost of facilities eligible for certain tax credits and benefits. The Company has determined that the provisions in the contractual agreements of these structures represent substantive profit sharing arrangements. Further, the Company has determined that the appropriate methodology for calculating the redeemable noncontrolling interest and noncontrolling interest that reflects the substantive profit sharing arrangements is a balance sheet approach utilizing the HLBV method. Under the HLBV method, the amounts reported as redeemable noncontrolling interest and noncontrolling interest represent the amounts the investors to the tax equity arrangements would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements, assuming the net assets of the funding structures were liquidated at their recorded amounts determined in accordance with GAAP. The investors’ interests in the results of operations of the funding structures are determined as the difference in redeemable noncontrolling interest and noncontrolling interest at the start and end of each reporting period, after taking into account any capital transactions between the structures and the funds’ investors. The calculations utilized to apply the HLBV method include estimated calculations of taxable income or losses for each reporting period as well as estimated calculations of tax capital accounts based on the relevant provisions of each agreement and the related tax guidance. In addition, these calculations often take into account the stipulated targeted investor return specified in the subsidiaries’ operating agreement and agreed by the members of the arrangement. In certain circumstances, the Company and its partners in the tax equity arrangements agree that certain tax benefits are to be utilized outside of the tax equity arrangements, which may result in differences in the amount an investor would hypothetically receive at the initial balance sheet date calculated strictly in accordance with related contractual agreements. These differences are recognized in the consolidated statement of income using a systematic and rational method over the period during which the investor is expected to achieve its target return. In certain cases, the Company must apply judgment in determining the methodology for applying these concepts in the HLBV method and changes in certain factors may have a significant impact on the amounts that an investor would receive upon a hypothetical liquidation. The use of the HLBV method to allocate income (loss) to the noncontrolling interest holders may create volatility in the consolidated statements of income.

Acquisition Accounting
The Company applies ASC 805, Business Combinations, when accounting for acquisitions, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values at acquisition date. For many of the Company’s acquisitions, the Company applies ASC 805-50, which provides that acquisitions of entities under common control are recorded at historical cost, except in the case where the ultimate parent has a different basis, such as when an acquiree did not elect to apply pushdown accounting. In those circumstances, the Company may also be required to record its acquired assets and liabilities at acquisition date fair value.
Significant judgment is required in determining the acquisition date fair value of the assets acquired and liabilities assumed, predominantly with respect to property, plant and equipment, power purchase agreements, asset retirement obligations and other contractual arrangements for third-party acquisitions. Evaluations include numerous inputs including forecasted cash flows that incorporate the specific attributes of each asset including age, useful life, equipment condition and technology as well as current replacement costs for similar assets. Other key inputs that require judgment include discount rates, comparable market transactions, estimated useful lives and probability of future transactions. The Company evaluates all available information as well as all appropriate methodologies, when determining the fair value of assets acquired and liabilities assumed in a business combination. In addition, once the appropriate fair values are determined, the Company must determine the remaining useful life for property, plant and equipment and the amortization period and method of amortization for each finite-lived intangible asset.
Financial Instruments
The Company records its financial instruments, which primarily consist of derivative financial instruments, at fair value. The Company determines the fair value of its financial instruments using discounted cash flow models that require the use of assumptions concerning the amount of estimated future cash flows. The assumptions are determined using external, observable market inputs when available. When observable market inputs are not available, the Company must apply significant judgment to determine market participant assumptions such as future electricity prices, future interest rates and discount rates. As these inputs are based on estimates, fair values may not reflect the amounts actually realized from the related transaction.
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
Commodity Price Risk
Commodity price risks result from exposures to changes in spot prices, forward prices, volatilities, and correlations between various commodities, such as electricity and emissions credits. The Company manages the commodity price risk of its merchant generation operations by entering into derivative or non-derivative instruments to hedge the variability in future cash flows from forecasted power sales. The portion of forecasted transactions hedged may vary based upon management’s assessment of market, weather, operation and other factors. See Item 15 — Note 7, Accounting for Derivative Instruments and Hedging Activities, for more information.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MWh increase or decrease in power prices across the term of the derivative contracts would cause a change of approximately $7 million to the net value of power derivatives as of December 31, 2022.
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
Most of the Company’s project subsidiaries enter into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. See Item 15 — Note 10, Long-term Debt, for more information about interest rate swaps of the Company’s project subsidiaries.
If all of the above swaps had been discontinued on December 31, 2022, the counterparties would have owed the Company $93 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of December 31, 2022, a 1% change in interest rates would result in an approximately $1 million change in interest expense on a rolling twelve-month basis.
As of December 31, 2022, the fair value of the Company’s debt was $6,288 million and the carrying value was $6,874 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $358 million.
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

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
As previously reported in the Company’s Current Report on Form 8-K filed on March 15, 2021, on March 9, 2021, the Audit Committee of the Board of Directors of the Company dismissed KPMG LLP as the Company’s independent registered public accounting firm and appointed Ernst & Young LLP, an independent registered public accounting firm, to audit the consolidated financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2021. For more information, please refer to the Company’s Current Report on Form 8-K filed on March 15, 2021.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Inherent Limitations over Internal Controls
The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:
1. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and
3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its principal executive officer, principal financial officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework (2013), the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in its report which is included in this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Clearway Energy, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited Clearway Energy, Inc.’s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 23, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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
February 23, 2023

Item 9B — Other Information
None.

PART III
Item 10 — Information about Directors, Executive Officers and Corporate Governance
Directors
Nathaniel Anschuetz, 35, has served as a director since August 2018. Mr. Anschuetz is a Principal at GIP. Prior to joining GIP in 2012, Mr. Anschuetz was an Analyst in the Power & Utilities Coverage Group at Citigroup from June 2010 through June 2012. Mr. Anschuetz is also a member of the board of directors of Clearway Energy Group LLC, Eolian, L.P. and SunPower Corporation. Mr. Anschuetz graduated with cum laude honors from Columbia College in 2010 with an A.B. in Economics and Operations Research, and a concentration in Sustainable Development. Mr. Anschuetz’s financial expertise provides significant value to the Company’s board of directors.
Jonathan Bram, 57, has served as a director and Chairman of the board of directors of the Company since August 2018. Mr. Bram is a founding partner of GIP and serves on its Investment and Operating Committees and chairs the Investment Committee of its credit funds. Prior to the formation of GIP in 2006, Mr. Bram spent 15 years at Credit Suisse as a managing director in the Investment Banking Division, where he served in a variety of positions including co-head of the Global Industrial and Services Group, chief operating officer of the Investment Banking Division, and co-head of corporate finance for the 150-person U.S. Energy Group. He has experience financing and investing in renewables companies and projects that utilize wind, solar, geothermal and hydroelectric technologies. Mr. Bram is a member of the board of directors of Clearway Energy Group LLC, SunPower Corporation and Chile Renovables, SpA. He previously served on the boards of Terra-Gen Power, Guacolda Energy and Channelview Cogeneration. Mr. Bram holds a B.A. in economics from Columbia College. Mr. Bram’s significant experience in investment banking for, and investments in, energy and power companies, as well as his leadership role at GIP, provide strong financial and transactional experience to the Company’s board of directors.
Brian R. Ford, 74, has served as a director since July 2013 and Lead Independent Director since January 2019. Mr. Ford was the Chief Executive Officer of Washington Philadelphia Partners, LP, a real estate investment company, from 2008 through 2010. He retired as a partner from Ernst & Young LLP in June 2008 where he had been employed since 1971. Mr. Ford currently serves on the board of various companies, including FS Investment Corporation portfolios, a specialty finance company that invests primarily in the debt securities of private U.S. middle-market companies, since 2013, where he also serves as the chairman of the audit committee.  He also serves on the boards of Drexel University and BAYADA Home Health. From 2013 to 2020, Mr. Ford served on the board of AmeriGas Propane, Inc., where he also served as a member of its audit and corporate governance committees. Mr. Ford received his B.S. in Economics from Rutgers University.  Mr. Ford’s extensive experience in accounting and public company matters provides strong financial, audit and accounting skills to the Company’s board of directors.
Bruce MacLennan, 56, has served as a director since August 2018. Mr. MacLennan is a Partner of GIP and focuses on the energy and power sectors. Prior to joining GIP at its formation in 2006, Mr. MacLennan was a Director in the Investment Banking Division of Credit Suisse. During his time at Credit Suisse, he worked in the Global Energy Group, the Global Project Finance Group and the Global Industrial and Services Group. Mr. MacLennan holds an A.B. from Harvard University and an M.B.A. from the Wharton School of the University of Pennsylvania. He is currently a member of the board of directors of Eolian, L.P. and previously served on the boards of Competitive Power Ventures and Clearway Energy Group LLC. Mr. MacLennan’s significant experience in investment banking for, and investments in, energy and power companies, as well as his leadership role at GIP, provide strong financial and transactional experience to the Company’s board of directors.
Daniel B. More, 66, has served as a director since February 2019. Mr. More has been a Senior Advisor with Guggenheim Securities since October 2015. Mr. More retired as a Managing Director and Global Head of Utility Mergers & Acquisitions of the Investment Banking Division of Morgan Stanley in 2014.  He held such position since 1996.  Mr. More has been an investment banker since 1978 and has specialized in the utility sector since 1986.  Mr. More has served as a director of SJW Group since April 2015. He served as a director of Saeta Yield from February 2015 to June 2018 and served as a director of the New York Independent System Operator from April 2014 until February 2016.  Mr. More’s extensive experience in investment banking, including capital raising and strategic initiatives, combined with experience as a director of energy industry companies, provides significant value to the Company’s board of directors.

E. Stanley O’Neal, 71, has served as a director since August 2018. Mr. O’Neal served as Chairman of the Board and Chief Executive Officer of Merrill Lynch & Co., Inc. until October 2007. He became Chief Executive Officer of Merrill Lynch in 2002 and was elected Chairman of the Board in 2003. Mr. O’Neal was employed with Merrill Lynch for 21 years, serving as President and Chief Operating Officer from July 2001 to December 2002; President of U.S. Private Client from February 2000 to July 2001; Chief Financial Officer from 1998 to 2000 and Executive Vice President and Co-head of Global Markets and Investment Banking from 1997 to 1998. Before joining Merrill Lynch, Mr. O’Neal was employed at General Motors Corporation where he held a number of financial positions of increasing responsibility. Currently, Mr. O’Neal is chairman of the nominating and governance committee and a member of the committee of Arconic Corp., an aluminum manufacturing company and the former parent company of Alcoa Inc. Mr. O’Neal is also a director and member of the nominating and governance committee of Element Solutions Inc. (formerly Platform Specialty Products Corporation), a global, diversified producer of high technology specialty chemical products and provider of technical services. Mr. O’Neal was a director of General Motors Corporation from 2001 to 2006, chairman of the board of Merrill Lynch & Co., Inc. from 2003 to 2007, and a director of American Beacon Advisors, Inc. (investment advisor registered with the Securities and Exchange Commission) from 2009 to September 2012. Mr. O’Neal’s extensive executive experience, financial expertise and leadership skills enable him to provide unique guidance to the Company’s board of directors and management team.
Jennifer Lowry, 54, has served as a director since February 2022. Ms. Lowry served as Vice President of Risk, Treasury and Corporate Finance for McCormick & Company, Inc. from October 2019 through July 2021, and as Vice President of Corporate Finance from November 2016 through October 2019. From 2012 to 2016, Ms. Lowry held management positions with Exelon Corporation as Senior Vice President, Generation Company Strategy and Constellation Energy Group, Inc as Vice President and Treasurer. Prior to that, she held executive positions at companies within the electric power industry including AES Corporation and Cogentrix Energy Group, Inc. Ms. Lowry served on numerous governing committees within Constellation and Exelon and was recently Chair of the Maryland Zoo Board of Trustees. Ms. Lowry has also been a member of the board of directors of MYR Group, Inc. since 2018, and is currently chair of its Audit Committee. Ms. Lowry’s financial and energy industry experience provides significant value to the Company’s board of directors.
Guillaume Hédiard, 41, has served as a director since October 2022. Mr. Hédiard is Vice President Transactions and is in charge of M&A, Structured Finance, and Legal activities for TotalEnergies Renewables. Prior to joining TotalEnergies in 2018, Mr. Hédiard spent 12 years at Crédit Agricole Corporate and Investment Bank in Paris and London, where he served as Executive Director in CA-CIB’s Power & Utilities EMEA team in charge of debt arranging and structured finance advisory mandates in the power sector for the EMEA region. Mr. Hédiard holds a BA Corporate Finance and Financial Engineering from the Paris Dauphine University. Mr. Hédiard’s extensive financial and power industry experience provides significant value to the Company’s board of directors.
Vincent Stoquart, 48, has served as a director since October 2022. Mr. Stoquart has served as senior vice president of the Renewables division of TotalEnergies S.E. since December 6, 2021. From October 2019 to December 2021, he served as Senior Vice President, Refining and Petrochemicals Americas, and President and Chief Executive Officer of Total Petrochemicals & Refining USA, Inc. He was, during this period, also the country chair for TotalEnergies in the United States, based in Houston, Texas. Prior to that, Mr. Stoquart served as Senior Vice President, Polymers, of TotalEnergies Refining & Chemicals in Brussels, Belgium. From 2012 to 2017, Mr. Stoquart managed TotalEnergies’s Flanders Refinery in Dunkirk, France, before joining TotalEnergies Global Services where he became President, TotalEnergies Learning Solutions. Mr. Stoquart began his career with TotalEnergies in 1998 as an engineering project manager at the Feluy Polymers Plant in Belgium, working as a production manager in various positions from 2002 to 2009 before being appointed as human resources and communications manager of the Feluy Plant in 2010. Mr. Stoquart graduated as a mechanical engineer from the Catholic University of Louvain, Belgium. He also has a diploma in aeronautics and aerospace from the von Karman Institute for Fluid Dynamics. Mr. Stoquart’s engineering, energy and leadership experience provides significant value to the Company’s board of directors.
Emmanuel Barrois, 40, has served as a director since October 2022. Mr. Barrois has 15 years of experience in the energy industry. Starting as a petroleum engineer in France and in Nigeria, he moved on to management positions in the Republic of Congo and the UAE. In 2019, he joined the strategy team in the Exploration & Production branch of TotalEnergies, where he led the Long Term Business Plan team. Since 2022, he has been in charge of TotalEnergies' Renewables portfolio management team. He holds Masters of Engineering from Ecole Nationale des Ponts et Chaussées and Ecole Nationale Supérieure des Pétroles et Moteurs, and a Master of Science from Colorado School of Mines. Mr. Barrois’ engineering, energy and leadership experience provides significant value to the Company’s board of directors.

Christopher S. Sotos, 51, has served as President and Chief Executive Officer of the Company since May 2016, and as a director since May 2013. Mr. Sotos had also served in various positions at NRG, including most recently as Executive Vice President - Strategy and Mergers and Acquisitions from February 2016 through May 2016 and Senior Vice President - Strategy and Mergers and Acquisitions from November 2012 through February 2016. In this role, he led NRG’s corporate strategy, mergers and acquisitions, strategic alliances and other special projects for NRG. Previously, he served as NRG’s Senior Vice President and Treasurer from March 2008 to September 2012, where he was responsible for all treasury functions, including raising capital, valuation, debt administration and cash management. Mr. Sotos also previously served as a director of FuelCell Energy, Inc. from September 2014 to April 2019. As President and Chief Executive Officer of the Company, Mr. Sotos provides the Company’s board of directors with management’s perspective regarding the Company’s day to day operations and overall strategic plan. Mr. Sotos also brings strong financial and accounting skills to the Company’s board of directors.
Executive Officers
Christopher S. Sotos has served as President and Chief Executive Officer of the Company since May 2016, and as a director of the Company since May 2013. For additional biographical information for Mr. Sotos, see above under “Directors.”
Sarah Rubenstein, 45, has served as Senior Vice President and Chief Accounting Officer of the Company since January 2022 and previously served as Vice President and Controller from November 2020 through December 2021. Ms. Rubenstein previously served as Assistant Controller of the Company since August 2018, where she was responsible for managing corporate accounting and financial reporting activities, and immediately prior to that, as Director of Accounting Research and Financial Reporting at NRG Energy, Inc. from August 2012 through August 2018. Ms. Rubenstein’s prior roles include Director of Finance at EPV Solar, Inc. and Senior Director of Financial Reporting at Warner Music Group. Ms. Rubenstein began her career as an auditor with PricewaterhouseCoopers.
Kevin P. Malcarney, 56, has served as the Company’s General Counsel and Corporate Secretary since May 11, 2018, and was promoted from Senior Vice President to Executive Vice President in January 2022. Mr. Malcarney served as Interim General Counsel of the Company from March 16, 2018 to May 11, 2018. Mr. Malcarney was previously Vice President and Deputy General Counsel and served in various other roles at NRG since September 2008. Prior to NRG, Mr. Malcarney worked at two major law firms in Princeton, New Jersey and Philadelphia, Pennsylvania, and handled mergers and acquisitions, project financing and general corporate matters.
Code of Ethics
The Company has adopted a code of ethics entitled “Clearway Energy, Inc. Code of Business Conduct and Ethics” that applies to all of the Company’s directors and employees, including the Company’s Officers (e.g., CEO, CFO, and Principal Accounting Officer). It may be accessed through the “Corporate Governance” section of the Company’s website at http://www.clearwayenergy.com. The Company also elects to disclose the information required by Form 8-K, Item 5.05, “Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics,” through the Company’s website, and such information will remain available on this website for at least a 12-month period. A copy of the “Clearway Energy, Inc. Code of Business Conduct and Ethics” is available in print to any stockholder who requests it.
Other information required by this Item will be incorporated by reference to the similarly named section of the Company’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders.

Item 11 — Executive Compensation
Information required by this Item will be incorporated by reference to the similarly named section of the Company’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under the Clearway Energy, Inc. Amended and Restated 2013 Equity Compensation Plan

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)
Equity compensation plans approved by security holders - Class A common stock	7,186	$—	—
Equity compensation plans approved by security holders - Class C common stock	578,627	—	3,110,282
Equity compensation plans not approved by security holders	—	N/A	—
Total	585,813	$—	3,110,282

(1) Beginning in May 2015, awards to be granted and associated dividend equivalent rights to be issued under the Clearway Energy, Inc. Amended and Restated 2013 Equity Incentive Plan convert to Class C common stock upon vesting.
Other information required by this Item will be incorporated by reference to the similarly named section of the Company’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be incorporated by reference to the similarly named section of the Company’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders.
Item 14 — Principal Accounting Fees and Services
Information required by this Item will be incorporated by reference to the similarly named section of the Company’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders.

PART IV
Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of Clearway Energy, Inc. and related notes thereto, together with the Report of Independent Registered Public Accounting Firm of Ernst & Young LLP (PCAOB ID: 42) and Report of Independent Registered Public Accounting Firm of KPMG LLP (PCAOB ID: 185) thereon, are included herein:
Consolidated Statements of Income — Years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income — Years ended December 31, 2022, 2021 and 2020
Consolidated Balance Sheets — As of December 31, 2022 and 2021
Consolidated Statements of Cash Flows — Years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
The following schedules of Clearway Energy, Inc. are filed as part of Item 15 of this report and should be read in conjunction with the Consolidated Financial Statements:
Schedule I — Clearway Energy, Inc. (Parent) Condensed Financial Statements for the years ended December 31, 2022, 2021 and 2020, are included in Clearway Energy, Inc.’s Annual Report on Form 10-K pursuant to the requirements of Rule 5-04(c) of Regulation S-X
Schedule II — Valuation and Qualifying Accounts
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Clearway Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Clearway Energy, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2023, expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Allocation of earnings to noncontrolling interests in tax equity arrangements

Description of the Matter
As described in Note 5 to the consolidated financial statements, during 2022, tax equity investors purchased noncontrolling interests in Mililani TE Holdco LLC and Waiawa TE Holdco LLC (the “new tax equity arrangements”). Each tax equity investor received Class A membership interests in the respective entity. The Company utilizes the output of a hypothetical liquidation at book value (HLBV) model to determine the earnings allocated to the tax equity noncontrolling interest holders as the contractual agreements between the parties represent substantive profit-sharing arrangements.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the control over the Company’s process for establishing the HLBV model for the new tax equity arrangements. For example, we tested a control over management’s review of the substantive profit-sharing terms and features within each arrangement and evaluated whether they are properly reflected in each HLBV model.

To test the allocation of earnings to noncontrolling interest holders in the new tax equity arrangements, we read the related agreements to understand the business purpose and the substantive profit-sharing provisions. We evaluated each HLBV model for consistency with the contractual provisions in the related agreements and tested the initial recognition of the noncontrolling interest balance by agreeing capital contributions to supporting documentation. We involved tax subject matter professionals to assist in evaluating the calculation of the tax capital accounts used in each HLBV model for compliance with the provisions of the Internal Revenue Code, as well as compliance with the contractual provisions in the agreements. Additionally, we tested the year end noncontrolling interest balances for the new tax equity arrangements by agreeing contributions and distributions to supporting documentation and recalculating the allocation of earnings using each HLBV model.

Fair value of Level 3 energy related commodity contracts

Description of the Matter
As described in Note 6 to the consolidated financial statements, as of December 31, 2022, the aggregate fair value of energy related commodity contracts classified as Level 3 derivative instruments was $353 million. The Company’s determination of the fair value of long-term power commodity contracts executed in illiquid markets are considered Level 3 fair value measurements as they contain significant unobservable inputs, including forward market energy pricing curves. The Company uses a discounted cash flow valuation technique to determine the fair value of its energy related commodity contracts.

Auditing the fair value measurement of energy related commodity contracts classified as Level 3 financial instruments was complex due to the judgmental nature of the forward market energy pricing curve assumptions used as an input into the valuation models.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes for reviewing the key assumptions in estimating Level 3 fair values. For example, we tested controls over management’s review of the specific forward market energy pricing curves used as an input into the valuation models.

To test the fair value of Level 3 energy related commodity contracts, our audit procedures included, among others, evaluating the valuation methodologies used by the Company and testing significant inputs, estimates and the mathematical accuracy of the calculations. In certain instances, with the assistance of our valuation specialists, we independently determined the significant assumptions, calculated the resultant fair values and compared them to the Company’s estimates. We obtained forward market energy prices from independent sources, including pricing service providers and counterparty fair values, and evaluated the Company’s assumptions related to their forward curves and confirmed key inputs with counterparties. We also performed sensitivity analyses using independent sources of market data to evaluate the significance of the change in fair value of Level 3 energy related commodity contracts that would result from changes in underlying assumptions.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
Philadelphia, Pennsylvania
February 23, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Clearway Energy, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Clearway Energy, Inc. and subsidiaries (the Company) for the year ended December 31, 2020, and the related notes and financial statement schedules “Schedule I-Condensed Financial Information of Registrant” and “Schedule II-Valuation and Qualifying Accounts” (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
We served as the Company’s auditor from 2012 to 2021.
Philadelphia, Pennsylvania
March 1, 2021

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(In millions, except per share amounts)	2022	2021	2020
Operating Revenues
Total operating revenues	$1,190	$1,286	$1,199
Operating Costs and Expenses
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	435	451	366
Depreciation, amortization and accretion	512	509	428
Impairment losses	16	6	24
General and administrative	40	40	34
Transaction and integration costs	7	7	9
Development costs	2	6	5
Total operating costs and expenses	1,012	1,019	866
Gain on sale of business	1,292	—	—
Operating Income	1,470	267	333
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	29	32	7
Impairment loss on investment	—	—	(8)
Gain on sale of unconsolidated affiliate	—	—	49
Other income, net	17	3	4
Loss on debt extinguishment	(2)	(53)	(24)
Interest expense	(232)	(312)	(415)
Total other expense, net	(188)	(330)	(387)
Income (Loss) Before Income Taxes	1,282	(63)	(54)
Income tax expense	222	12	8
Net Income (Loss)	1,060	(75)	(62)
Less: Net income (loss) attributable to noncontrolling interests and redeemable interests	478	(126)	(87)
Net Income Attributable to Clearway Energy, Inc.	$582	$51	$25
Earnings Per Share Attributable to Clearway Energy, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic and diluted	35	35	35
Weighted average number of Class C common shares outstanding - basic	82	82	80
Weighted average number of Class C common shares outstanding - diluted	82	82	81
Earnings per Weighted Average Class A and Class C Common Share - Basic and Diluted	$4.99	$0.44	$0.22
Dividends Per Class A Common Share	$1.43	$1.33	$1.05
Dividends Per Class C Common Share	$1.43	$1.33	$1.05
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2022	2021	2020
(In millions)
Net Income (Loss)	$1,060	$(75)	$(62)
Other Comprehensive Income, net of tax
Unrealized gain on derivatives and changes in accumulated OCI/OCL, net of income tax expense (benefit) of $5, $(3) and $—	28	19	$1
Other comprehensive income	28	19	1
Comprehensive Income (Loss)	1,088	(56)	(61)
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable interests	495	(115)	(87)
Comprehensive Income Attributable to Clearway Energy, Inc.	$593	$59	$26
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except shares)	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$657	$179
Restricted cash	339	475
Accounts receivable — trade	153	144
Inventory	47	37
Derivative instruments	26	—
Current assets held-for-sale	—	631
Prepayments and other current assets	54	65
Total current assets	1,276	1,531
Property, plant and equipment, net	7,421	7,650
Other Assets
Equity investments in affiliates	364	381
Intangible assets for power purchase agreements, net	2,488	2,419
Other intangible assets, net	77	80
Deferred income taxes	—	95
Derivative instruments	63	6
Right-of-use assets, net	527	550
Other non-current assets	96	101
Total other assets	3,615	3,632
Total Assets	$12,312	$12,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$322	$772
Accounts payable — trade	55	74
Accounts payable — affiliates	22	107
Derivative instruments	50	46
Accrued interest expense	54	54
Current liabilities held-for-sale	—	494
Accrued expenses and other current liabilities	114	84
Total current liabilities	617	1,631
Other Liabilities
Long-term debt	6,491	6,939
Deferred income taxes	119	13
Derivative instruments	303	196
Long-term lease liabilities	548	561
Other non-current liabilities	201	173
Total other liabilities	7,662	7,882
Total Liabilities	8,279	9,513
Redeemable noncontrolling interest in subsidiaries	7	—
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 201,972,813 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 82,283,460, Class D 42,336,750) at December 31, 2022 and 201,856,166 shares issued and outstanding (Class A 34,599,645, Class B 42,738,750, Class C 81,779,021, Class D 42,738,750) at December 31, 2021	1	1
Additional paid-in capital	1,761	1,872
Retained earnings (accumulated deficit)	463	(33)
Accumulated other comprehensive income (loss)	9	(6)
Noncontrolling interest	1,792	1,466
Total Stockholders’ Equity	4,026	3,300
Total Liabilities and Stockholders’ Equity	$12,312	$12,813
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities	(In millions)
Net income (loss)	$1,060	$(75)	$(62)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(29)	(32)	(7)
Distributions from unconsolidated affiliates	37	38	61
Depreciation, amortization and accretion	512	509	428
Amortization of financing costs and debt discounts	14	14	15
Amortization of intangibles	172	146	90
Loss on debt extinguishment	2	53	24
Reduction in carrying amount of right-of-use assets	14	11	4
Gain on sale of unconsolidated affiliate	—	—	(49)
Gain on sale of business	(1,292)	—	—
Impairment losses	16	6	32
Change in deferred income taxes	194	12	8
Changes in derivative instruments and amortization of accumulated OCI/OCL	69	28	44
Loss on disposal of asset components	—	—	3
Cash provided (used) in changes in other working capital
Changes in prepaid and accrued liabilities for tolling agreements	10	5	(1)
Changes in other working capital	8	(14)	(45)
Net Cash Provided by Operating Activities	787	701	545
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	(533)	—
Acquisition of Drop Down Assets, net of cash acquired	(71)	(229)	(122)
Acquisition of Capistrano Wind Portfolio, net of cash acquired	(223)	—	—
Capital expenditures	(112)	(151)	(124)
Asset purchase from affiliate	—	(21)	—
Return of investment from unconsolidated affiliates	13	47	79
Investments in unconsolidated affiliates	—	—	(11)
Proceeds from sale of assets	—	—	90
Proceeds from sale of business	1,457	—	—
Consolidation of DGPV Holdco 3 LLC	—	—	17
Other	1	22	9
Net Cash Provided by (Used in) Investing Activities	1,065	(865)	(62)
Cash Flows from Financing Activities
Contributions from noncontrolling interests, net of distributions	60	967	247
Buyout of Repowering Partnership II LLC noncontrolling interest	—	—	(70)
Proceeds from the issuance of common stock	—	—	62
Payments of dividends and distributions	(289)	(268)	(211)
Distributions to CEG of escrowed amounts	(64)	—	—
Tax-related distributions	(8)	—	—
Proceeds from the revolving credit facility	80	622	265
Payments for the revolving credit facility	(325)	(377)	(265)
Proceeds from issuance of long-term debt	244	1,728	1,084
Payments of debt issuance costs	(4)	(20)	(20)
Payments for long-term debt	(1,198)	(2,292)	(1,527)
Other	(6)	7	—
Net Cash (Used in) Provided by Financing Activities	(1,510)	367	(435)
Reclassification of Cash to Assets Held-for-Sale	—	(14)	—
Net Increase in Cash, Cash Equivalents and Restricted Cash	342	189	48
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	654	465	417
Cash, Cash Equivalents and Restricted Cash at End of Period	$996	$654	$465

Supplemental Disclosures:
Interest paid, net of amount capitalized	$(317)	$(337)	$(325)
Income taxes paid	(9)	—	—
Non-cash investing and financing activities:
Non-cash adjustment for change in tax basis	(1)	(7)	21
Non-cash (distributions to), contributions from CEG	(4)	31	6
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest	Total Stockholders’ Equity
Balances at December 31, 2019	$—	$1	$1,936	$(72)	$(15)	$413	$2,263
Net income (loss)	—	—	—	25	—	(87)	(62)
Unrealized gain on derivatives and changes in accumulated OCL, net of tax	—	—	—	—	1	—	1
Contributions from CEG, non-cash	—	—	—	—	—	6	6
Contributions from CEG, cash	—	—	—	—	—	6	6
Distributions to noncontrolling interests, non-cash	—	—	—	—	—	(2)	(2)
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	240	240
DGPV Drop Down and Consolidation	—	—	—	—	—	(20)	(20)
Mesquite Star Drop Down and Consolidation	—	—	—	—	—	361	361
Langford Drop Down	—	—	—	—	—	76	76
Rosamond Central Drop Down	—	—	—	—	—	57	57
Lighthouse Partnership Yield Protection Agreement	—	—	(15)	—	—	—	(15)
Buyout of Repowering Partnership II LLC non-controlling interest	—	—	—	—	—	(70)	(70)
Stock-based compensation	—	—	2	—	—	—	2
Non-cash adjustment for change in tax basis	—	—	21	—	—	—	21
Net proceeds from the issuance of common stock under the ATM Program	—	—	62	—	—	—	62
Common stock dividends and distributions to CEG	—	—	(84)	(37)	—	(90)	(211)
Balances at December 31, 2020	—	1	1,922	(84)	(14)	890	2,715
Net income (loss)	—	—	—	51	—	(130)	(79)
Unrealized gain on derivatives and changes in accumulated OCL, net of tax	—	—	—	—	8	11	19
Contributions from CEG, net of distributions, non-cash	—	—	—	—	—	31	31
Contributions from CEG, net of distributions, cash	—	—	—	—	—	296	296
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	676	676
Lighthouse Partnership Yield Protection Agreement Amendment	—	—	15	—	—	—	15
Agua Caliente Acquisition	—	—	—	—	—	273	273
Rattlesnake Drop Down	—	—	—	—	—	(117)	(117)
Mesquite Sky Drop Down	—	—	78	—	—	(198)	(120)
Black Rock Drop Down	—	—	16	—	—	(153)	(137)
Stock-based compensation	—	—	3	—	—	—	3
Non-cash adjustment for change in tax basis	—	—	(7)	—	—	—	(7)
Common stock dividends and distributions to CEG	—	—	(155)	—	—	(113)	(268)
Balances at December 31, 2021	—	1	1,872	(33)	(6)	1,466	3,300
Net income	—	—	—	582	—	467	1,049
Unrealized gain on derivatives and changes in accumulated OCL, net of tax	—	—	—	—	11	17	28
Distributions to CEG, net of contributions, non-cash	—	—	—	—	—	(4)	(4)
Contributions from CEG, net of distributions, cash	—	—	—	—	—	16	16
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	51	51
Mesquite Sky Drop Down	—	—	(1)	—	—	(7)	(8)
Black Rock Drop Down	—	—	—	—	—	1	1
Mililani I Drop Down	—	—	(11)	—	—	(19)	(30)
Waiawa Drop Down	—	—	(17)	—	—	(4)	(21)
Capistrano Wind Portfolio Acquisition	—	—	—	—	4	7	11
Kawailoa Sale to Clearway Renew LLC	—	—	—	—	—	(69)	(69)
Tax-related distributions	—	—	—	—	—	(8)	(8)
Non-cash adjustments for change in tax basis	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	1	(1)	—	—	—
Common stock dividends and distributions to CEG unit holders	—	—	(82)	(85)	—	(122)	(289)
Balances at December 31, 2022	$—	$1	$1,761	$463	$9	$1,792	$4,026
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business
Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor with a focus on investments in clean energy and owner of modern, sustainable and long-term contracted assets across North America. The Company is sponsored by GIP and TotalEnergies through the portfolio company, Clearway Energy Group LLC, or CEG, which became equally owned by GIP and TotalEnergies as of September 12, 2022, when TotalEnergies acquired, through its investment in an intermediate holding company, 50% of GIP’s interest in CEG. GIP is an independent infrastructure fund manager that makes equity and debt investments in infrastructure assets and businesses. TotalEnergies is a global multi-energy company.
The Company is one of the largest renewable energy owners in the U.S. with over 5,500 net MW of installed wind and solar generation projects. The Company’s over 8,000 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets.
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
As of December 31, 2022, the Company owned 57.88% of the economic interests of Clearway Energy LLC, with CEG owning 42.12% of the economic interests of Clearway Energy LLC. For further discussion, see Note 12, Stockholders’ Equity.

The diagram below represents a summarized structure of the Company as of December 31, 2022:
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company’s consolidated financial statements have been prepared in accordance with GAAP. The FASB ASC is the source of authoritative GAAP to be applied by nongovernmental entities. In addition, the rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.
The consolidated financial statements include the Company’s accounts and operations and those of its subsidiaries in which it has a controlling financial interest. All significant intercompany transactions and balances have been eliminated in consolidation. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist through arrangements that do not involve controlling voting interests. As such, the Company applies the guidance of ASC 810, Consolidations, to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a variable interest entity, or VIE, should be consolidated.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at project subsidiaries was $121 million and $146 million as of December 31, 2022 and 2021, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
	2022	2021
	(In millions)
Cash and cash equivalents	$657	$179
Restricted cash	339	475
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$996	$654
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company’s projects that are restricted in their use. As of December 31, 2022, these restricted funds were comprised of $109 million designated to fund operating expenses, $55 million designated for current debt service payments and $105 million restricted for reserves including debt service, performance obligations and other reserves as well as capital expenditures. The remaining $70 million is held in distributions reserve accounts.
In 2020, the members of the partnerships holding the Oahu Solar and Kawailoa Solar projects submitted applications to the state of Hawaii for refundable tax credits based on the cost of construction of the projects. In 2021, the members of the partnerships contributed their respective portions of the tax credits in the amount of $27 million to the Oahu Solar and $22 million to the Kawailoa Solar project companies, which were recorded to restricted cash on the Company’s consolidated balance sheet with an offsetting adjustment to noncontrolling interests. In accordance with the projects’ related agreements, the cash is held in a restricted account and utilized to offset invoiced amounts under the projects’ PPAs. On August 1, 2022, the Company sold its Class A membership interests in the Kawailoa Partnership, which consolidates the Kawailoa Solar project, to Clearway Renew LLC, as further described in Note 3, Acquisitions and Dispositions, resulting in the removal of $7 million that remained in restricted cash at the time of sale. As of December 31, 2022, $26 million of the $27 million previously contributed to the Oahu Solar projects has been utilized to offset invoiced amounts under the projects’ PPAs.
Accounts Receivable — Trade and Allowance for Credit Losses
Accounts receivable — trade are reported on the consolidated balance sheet at the invoiced amount adjusted for any write-offs and the allowance for credit losses. The allowance for credit losses is reviewed periodically based on amounts past due and their significance. The allowance for credit losses was immaterial as of December 31, 2022 and 2021.
Inventory
Inventory consists of spare parts and is valued at weighted average cost, unless evidence indicates that the weighted average cost will not be recovered with a normal profit in the ordinary course of business. Inventory is removed when used for repairs, maintenance or capital projects.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, however impairment adjustments are recorded whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Significant additions or improvements extending asset lives are capitalized as incurred, while repairs and maintenance that do not improve or extend the life of the respective asset are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives. Certain assets and their related accumulated depreciation amounts are adjusted for asset retirements and disposals with the resulting gain or loss included in cost of operations in the consolidated statements of income. For further discussion of the Company’s property, plant and equipment refer to Note 4, Property, Plant and Equipment.
Construction in-progress represents cumulative construction costs, including the costs incurred for the purchase of major equipment and engineering costs and capitalized interest. Once the project achieves commercial operation, the Company reclassifies the amounts recorded in construction in progress to facilities and equipment.

Development costs include project development costs, which are expensed in the preliminary stages of a project and capitalized when the project is deemed to be commercially viable. Commercial viability is determined by one or a series of actions including, among others, Board of Director approval pursuant to a formal project plan that subjects the Company to significant future obligations that can only be discharged by the use of a Company asset. When a project is available for operations, capitalized interest and capitalized project development costs are reclassified to property, plant and equipment and depreciated on a straight-line basis over the estimated useful life of the project’s related assets. Capitalized costs are charged to expense if a project is abandoned or management otherwise determines the costs to be unrecoverable.
Asset Impairments
Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Such reviews are performed in accordance with ASC 360, Property, Plant and Equipment. An impairment loss is indicated if the total future estimated undiscounted cash flows expected from an asset are less than its carrying amount. An impairment charge is measured as the excess of an asset’s carrying amount over its fair value with the difference recorded in operating costs and expenses in the consolidated statements of income. Fair values are determined by a variety of valuation methods, including appraisals, sales prices of similar assets and present value techniques. For further discussion of the Company’s long-lived asset impairments, refer to Note 9, Asset Impairments.
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
Intangible Assets
Intangible assets represent contractual rights held by the Company. The Company recognizes specifically identifiable intangible assets including power purchase agreements, leasehold rights, emission allowances, RECs and development rights when specific rights and contracts are acquired. These intangible assets are amortized primarily on a straight-line basis. For further discussion of the Company’s intangible assets, refer to Note 8, Intangible Assets.
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
On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal business to KKR. For further details of the Thermal Disposition refer to Note 3, Acquisitions and Dispositions.

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
Certain of these PPAs have no minimum lease payments and all of the lease revenue under these PPAs is recorded as contingent rent on an actual basis when the electricity is delivered. The contingent lease revenue recognized in the years ended December 31, 2022, 2021 and 2020 was $850 million, $741 million and $589 million, respectively. See Note 17, Leases, for additional information related to the Company’s PPAs accounted for as leases.
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
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the year ended December 31, 2022, along with the reportable segment for each category:

	Year ended December 31, 2022
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue (a)	$6	$956	$48	$1,010
Capacity revenue (a)	435	2	18	455
Other revenues	—	71	11	82
Contract amortization	(24)	(151)	—	(175)
Mark-to-market for economic hedges	—	(182)	—	(182)
Total operating revenues	417	696	77	1,190
Less: Contract amortization	24	151	—	175
Less: Mark-to-market for economic hedges	—	182	—	182
Less: Lease revenue	(441)	(809)	(1)	(1,251)
Total revenue from contracts with customers	$—	$220	$76	$296
(a) See Note 17, Leases, for the amounts of energy and capacity revenue that relate to leases and are accounted for under ASC 842.

The following tables represent the Company’s disaggregation of revenue from contracts with customers for the year ended December 31, 2021, along with the reportable segment for each category:

	Year ended December 31, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue (a)	$9	$784	$122	$915
Capacity revenue (a)	455	2	53	510
Other revenues	—	60	32	92
Contract amortization	(23)	(118)	(3)	(144)
Mark-to-market for economic hedges	—	(87)	—	(87)
Total operating revenues	441	641	204	1,286
Less: Contract amortization	23	118	3	144
Less: Mark-to-market for economic hedges	—	87	—	87
Less: Lease revenue	(464)	(716)	(2)	(1,182)
Total revenue from contracts with customers	$—	$130	$205	$335
(a) See Note 17, Leases, for the amounts of energy and capacity revenue that relate to leases and are accounted for under ASC 842.
The following tables represent the Company’s disaggregation of revenue from contracts with customers for the year ended December 31, 2020, along with the reportable segment for each category:

	Year ended December 31, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue (a)	$10	$609	$101	$720
Capacity revenue (a)	451	—	63	514
Other revenues	—	21	32	53
Contract amortization	(24)	(61)	(3)	(88)
Total operating revenues	437	569	193	1,199
Less: Contract amortization	24	61	3	88
Less: Lease revenue	(461)	(554)	(2)	(1,017)
Total revenue from contracts with customers	$—	$76	$194	$270
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
Contract Balances
The following table reflects the net amount of contract assets and liabilities included on the Company’s consolidated balance sheets as of December 31, 2022 and December 31, 2021:

(In millions)	December 31, 2022	December 31, 2021
Accounts receivable, net - Contracts with customers	$37	$44
Accounts receivable, net - Leases	116	100
Total accounts receivable, net	$153	$144

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
The Company’s primary derivative instruments are interest rate instruments used to mitigate variability in earnings due to fluctuations in interest rates and power sale contracts used to mitigate variability in earnings due to fluctuations in market prices. Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. On an ongoing basis, the Company qualitatively assesses the effectiveness of its derivatives that are designated as hedges for accounting purposes in order to determine that each derivative continues to be highly effective in offsetting changes in cash flows of hedged items. If necessary, the Company will perform an analysis to measure the statistical correlation between the derivative and the associated hedged item to determine the effectiveness of such a contract designated as a hedge. The Company will discontinue hedge accounting if it is determined that the hedge is no longer effective. In this case, the gain or loss previously deferred in accumulated OCI would be frozen until the underlying hedged item is delivered unless the transaction being hedged is no longer probable of occurring in which case the amount in accumulated OCI would be immediately reclassified into earnings. If the derivative instrument is terminated, the effective portion of this derivative deferred in accumulated OCI will be frozen until the underlying hedged item is delivered.
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
Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable — trade and derivative instruments, which are concentrated within entities engaged in the energy and financial industries. These industry concentrations may impact the overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. In addition, many of the Company’s projects have only one customer. See Item 1A, Risk Factors, Risks Related to the Company’s Business, for a discussion on the Company’s dependence on major customers. See Note 6, Fair Value of Financial Instruments, for a further discussion of derivative concentrations and Note 13, Segment Reporting, for concentration of counterparties.
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, restricted cash, accounts receivable — trade, accounts payable — trade, account payable — affiliates and accrued expenses and other current liabilities approximate fair value because of the short-term maturity of these instruments. See Note 6, Fair Value of Financial Instruments, for a further discussion of fair value of financial instruments.
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

Upon initial recognition of a liability for an ARO, other than when an ARO is assumed in an acquisition of the related long-lived asset, the asset retirement cost is capitalized by increasing the carrying amount of the related long-lived asset by the same amount. Over time, the liability is accreted to its future value, while the capitalized cost is depreciated over the useful life of the related asset. The Company’s AROs are primarily related to the future dismantlement of equipment on leased property and environmental obligations related to site closures and fuel storage facilities. The Company records AROs as part of other non-current liabilities on its consolidated balance sheet.
The following table represents the balance of ARO obligations, along with the related activity for the year ended December 31, 2022:

(In millions)
Balance as of December 31, 2021	$146
Liabilities incurred	6
Liabilities settled	(5)
Accretion expense	10
Balance as of December 31, 2022	$157
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
Investments Accounted for by the Equity Method
The Company has investments in various energy projects accounted for by the equity method, several of which are VIEs, where the Company is not a primary beneficiary, as described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. The equity method of accounting is applied to these investments in affiliates because the ownership structure prevents the Company from exercising a controlling influence over the operating and financial policies of the projects. Under this method, equity in pre-tax income or losses of the investments is reflected as equity in earnings of unconsolidated affiliates. Distributions from equity method investments that represent earnings on the Company’s investment are included within cash flows from operating activities and distributions from equity method investments that represent a return of the Company’s investment are included within cash flows from investing activities.
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
The Company has two categories of income tax expense or benefit — current and deferred, as follows:
•Current income tax expense or benefit consists solely of current taxes payable less applicable tax credits, and
•Deferred income tax expense or benefit is the change in the net deferred income tax asset or liability, excluding amounts charged or credited to accumulated other comprehensive income (loss).
The Company reports some of its revenues and expenses differently for financial statement purposes than for income tax return purposes, resulting in temporary and permanent differences between the Company’s financial statements and income tax returns. The tax effects of such temporary differences are recorded as either deferred income tax assets or deferred income tax liabilities in the Company's consolidated balance sheets. The Company measures its deferred income tax assets and deferred income tax liabilities using income tax rates that are currently in effect. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income which includes the future reversal of existing taxable temporary differences to realize deferred tax assets, net of valuation allowances. In arriving at this conclusion to utilize projections of future profit before tax in its estimate of future taxable income, the Company considered the profit before tax generated in recent years. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that is more-likely-than-not to be realized.
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
Asset Acquisitions
The Company accounts for its acquisitions in accordance with ASC 805, Business Combinations, or ASC 805. For third-party acquisitions, ASC 805 requires an acquirer to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at fair value at the acquisition date. No goodwill is recognized and excess purchase price or negative goodwill are allocated to the acquired assets on a relative fair value basis. For acquisitions that relate to entities under common control, the difference between the cash paid and historical value of the entities’ equity is recorded as a distribution/contribution from/to CEG with the offset to noncontrolling interest.
Tax Equity Arrangements
Certain portions of the Company’s redeemable noncontrolling interest in subsidiaries and noncontrolling interest represent third-party interests in the net assets under certain tax equity arrangements, which are consolidated by the Company, that have been entered into to finance the cost of solar and wind facilities eligible for certain tax credits. The Company has determined that the provisions in the contractual agreements of these structures represent substantive profit sharing arrangements. Further, the Company has determined that the appropriate methodology for calculating the redeemable noncontrolling interest and noncontrolling interest that reflects the substantive profit sharing arrangements is a balance sheet approach utilizing the hypothetical liquidation at book value, or HLBV, method. Under the HLBV method, the amounts reported as redeemable noncontrolling interest and noncontrolling interest represent the amounts the investors to the tax equity arrangements would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements, assuming the net assets of the funding structures were liquidated at their recorded amounts determined in accordance with GAAP. The investors’ interests in the results of operations of the funding structures are determined as the difference in redeemable noncontrolling interest and noncontrolling interest at the start and end of each reporting period, after taking into account any capital transactions between the structures and the funds’ investors. The calculations utilized to apply the HLBV method include estimated calculations of taxable income or losses for each reporting period. In addition, in certain circumstances, the Company and its partners in the tax equity arrangements agree that certain tax benefits are to be utilized outside of the tax equity arrangements, which may result in differences in the amount an investor would hypothetically receive at the initial balance sheet date calculated strictly in accordance with related contractual agreements. These differences are recognized in the consolidated statement of income using a systematic and rational method over the period during which the investor is expected to achieve its target return.

Redeemable Noncontrolling Interest
To the extent that a third party has the right to redeem their interests for cash or other assets, the Company has included the noncontrolling interest attributable to the third party as a component of temporary equity in the mezzanine section of the consolidated balance sheet. The following table reflects the changes in the Company’s redeemable noncontrolling interest balance for the year ended December 31, 2022:

(In millions)
Balance at December 31, 2021	$—
Cash distributions to redeemable noncontrolling interests	(4)
Comprehensive income attributable to redeemable noncontrolling interests	11
Balance at December 31, 2022	$7
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
In recording transactions and balances resulting from business operations, the Company uses estimates based on the best information available. Estimates are used for such items as plant depreciable lives, tax provisions, uncollectible accounts, AROs, acquisition accounting, fair value of financial instruments and legal costs incurred in connection with recorded loss contingencies, among others. In addition, estimates are used to test long-lived assets for impairment and to determine the fair value of impaired assets. As better information becomes available or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
Reclassification
Certain prior year amounts have been reclassified for comparative purposes.
Recently Adopted Accounting Standards
In March 2020, the FASB issued ASU No. 2020-4, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide for optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. These amendments apply only to contracts that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, which affects certain of the Company’s debt and interest rate swap agreements. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-6, Deferral of the Sunset Date of Reference Rate Reform, to extend the end of the transition period to December 31, 2024. As of December 31, 2022, the Company intends to apply the amendments to all its eligible contract modifications, where applicable, no later than June 30, 2023, the LIBOR cessation date. Additionally, the Company has not elected any optional expedients provided in the standard.
Effective January 1, 2021, the Company adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. Adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.
Note 3 — Acquisitions and Dispositions
Acquisitions
As further described in Note 2, Summary of Significant Accounting Policies, the Company records the assets acquired and liabilities assumed at acquisition-date fair value, except in the case of acquisitions under common control by CEG, for which assets acquired and liabilities assumed are recorded at historical cost on the acquisition date, which in certain circumstances represent the acquired cost.

The fair value of property, plant and equipment for third-party acquisitions was determined primarily based on an income method using discounted cash flows and validated using a cost approach based on the replacement cost of the assets less economic depreciation. This methodology was utilized as the forecasted cash flows incorporate specific attributes of each asset including age, useful life, equipment condition and technology. The fair value of intangible assets was determined utilizing a variation of the income approach determined by discounting incremental cash flows associated with the contracts to present value. Primary assumptions utilized included estimates of generation, contractual prices, operating expenses and the weighted average cost of capital reflective of a market participant. These assumptions are considered to be a Level 3 measurement as defined in ASC 820, as they utilize inputs that are not observable in the market.
Daggett 3 Drop Down — On February 17, 2023, Daggett Solar Investment LLC, a subsidiary of the Company, acquired the Class A membership interests in Daggett Renewable Holdco LLC from Clearway Renew LLC, a subsidiary of CEG, for cash consideration of $21 million. Simultaneously, Daggett Renewable Holdco LLC acquired Daggett TargetCo LLC, the indirect owner of the Daggett 3 solar project, a 300 MW solar project with matching storage capacity that is currently under construction and located in San Bernardino, California. Daggett Renewable Holdco LLC is a partnership between the Company and a third-party investor. The third-party investor also paid cash consideration of $129 million, which was utilized to acquire the Class B membership interests in Daggett Renewable Holdco LLC. Daggett TargetCo LLC consolidates, as the direct owner of the primary beneficiary, a tax equity fund, Daggett TE Holdco LLC, which holds the Daggett 3 solar project. Daggett 3 has PPAs with investment-grade counterparties that have a 15-year weighted average contract duration that will commence when the project reaches commercial operations, which is expected to occur in the first half of 2023. The acquisition was funded with existing sources of liquidity.
Waiawa Drop Down — On October 3, 2022, the Company, through its indirect subsidiary, Lighthouse Renewable Holdco LLC, acquired Waiawa BL Borrower Holdco LLC, the indirect owner of the Waiawa solar project, a 36 MW solar project with matching storage capacity located in Honolulu, Hawaii, from Clearway Renew LLC for cash consideration of $20 million. Lighthouse Renewable Holdco LLC is a partnership between the Company and a third-party investor. The third-party investor also contributed cash consideration of $12 million, which was utilized to acquire their portion of the acquired entity. Waiawa BL Borrower Holdco LLC consolidates, as the direct owner of the primary beneficiary, a tax equity fund, Waiawa TE Holdco LLC, which directly holds the Waiawa solar project, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. Waiawa has a 20-year PPA with an investment-grade utility that commenced in January 2023. The Waiawa solar project is reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Waiawa on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the cash paid of $20 million and the historical cost of the Company’s net liabilities assumed of $1 million was recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected $16 million of the Company’s purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item distributions to CEG, net of contributions, in the consolidated statement of stockholders’ equity.
The following is a summary of assets and liabilities transferred in connection with the acquisition as of October 3, 2022:

(In millions)	Waiawa
Other current and non-current assets	$7
Property, plant and equipment	118
Total assets acquired	125

Long-term debt (a)	102
Other current and non-current liabilities	24
Total liabilities assumed	126
Net liabilities assumed	$(1)
(a) Includes a $22 million construction loan, $26 million sponsor equity bridge loan and $55 million tax equity bridge loan, offset by $1 million in unamortized debt issuance costs. The sponsor equity bridge loan was repaid at acquisition date, along with $2 million in associated fees, utilizing $12 million from the cash equity investor, as well as $16 million of the Company's purchase price, which was contributed back to the Company by CEG. Also at acquisition date, the tax equity investor contributed $17 million into escrow, which is included in restricted cash on the Company's consolidated balance sheet at December 31, 2022. The tax equity investor will contribute an additional $41 million when the project reaches substantial completion, which will be utilized, along with the $17 million in escrow, to repay the $55 million tax equity bridge loan. The project is expected to reach substantial completion in the first half of 2023.

Capistrano Wind Portfolio Acquisition — On August 22, 2022, the Company, through its wholly-owned indirect subsidiary, Capistrano Portfolio Holdco LLC, acquired the Capistrano Wind Portfolio from Capistrano Wind Partners LLC, an indirect subsidiary of CEG, for a base purchase price of approximately $255 million, less working capital adjustments in the net amount of approximately $16 million, representing total net consideration of approximately $239 million. Concurrent with the acquisition, the Company also entered into a development agreement with Clearway Renew LLC, whereby Clearway Renew LLC paid $10 million to the Company at acquisition date for an exclusive right to develop, construct and repower the projects in the Capistrano Wind Portfolio, which was utilized to partially fund the acquisition of the Capistrano Wind Portfolio. The Capistrano Wind Portfolio consists of five wind projects located in Texas, Nebraska and Wyoming with a combined capacity of 413 MW that reached commercial operations between 2008 and 2012. The assets within the portfolio sell power under PPAs with investment-grade counterparties that have a weighted average remaining contract duration of approximately 9 years. The Capistrano Wind Portfolio operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates the Capistrano Wind Portfolio on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were transferred at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues, which reflects GIP’s basis. The difference between the historical cost of the Company’s net assets acquired of $250 million, less the sum of the cash paid of $239 million and the $4 million in accumulated other comprehensive income transferred to the Company, was recorded as an adjustment to CEG’s noncontrolling interest balance.
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
Mililani I Drop Down — On March 25, 2022, the Company, through its indirect subsidiary, Lighthouse Renewable Holdco LLC, acquired Mililani BL Borrower Holdco LLC, the indirect owner of the Mililani I solar project, a 39 MW solar project with matching storage capacity located in Honolulu, Hawaii, from Clearway Renew LLC for cash consideration of $22 million. Lighthouse Renewable Holdco LLC is a partnership between the Company and a third-party investor. The third-party investor also contributed cash consideration of $14 million utilized to acquire their portion of the acquired entity. Mililani BL Borrower Holdco LLC consolidates, as the direct owner of the primary beneficiary, a tax equity fund, Mililani TE Holdco LLC, which directly holds the Mililani I solar project, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. Mililani I has a 20-year PPA with an investment-grade utility that commenced in July 2022. The Mililani I operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Mililani I on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the cash paid of $22 million and the historical cost of the Company’s net liabilities assumed of $8 million was recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected $15 million of the Company’s purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item distributions to CEG, net of contributions, in the consolidated statement of stockholders’ equity.

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
(a) Includes a $16 million construction loan, $27 million sponsor equity bridge loan and $60 million tax equity bridge loan, offset by $3 million in unamortized debt issuance costs. The sponsor equity bridge loan was repaid at acquisition date, along with $2 million in associated fees, utilizing $14 million from the cash equity investor, as well as $15 million of the Company’s purchase price, which was contributed back to the Company by CEG. Also at acquisition date, the tax equity investor contributed $18 million into escrow, which was included in restricted cash on the Company’s consolidated balance sheet. On December 7, 2022, when the project reached substantial completion, the tax equity investor contributed an additional $42 million and CEG contributed an additional $11 million, which was utilized, along with the $18 million in escrow, to repay the $60 million tax equity bridge loan, to fund $7 million in construction completion reserves and to pay $4 million in associated fees.
Black Rock Drop Down — On December 29, 2021, the Company, through its indirect subsidiary Lighthouse Renewable Holding Sub LLC, acquired the Class B membership interests in Black Rock Wind Holding LLC from Clearway Renew LLC for $60 million in cash consideration, $37 million of which was paid on December 29, 2021 with the remaining $23 million paid in February 2022 after all remaining turbines were operational. Lighthouse Renewable Holding Sub LLC is a wholly-owned subsidiary of Lighthouse Renewable Holdco LLC, which is a partnership between the Company and a third-party investor. The third-party investor also contributed cash consideration utilized to acquire their portion of the Class B membership interests. The Class A membership interests in Black Rock Wind Holding LLC were acquired by another third-party investor in 2020, which sold their interest back to the Company on March 31, 2022. Black Rock Wind Holding LLC, through its wholly-owned subsidiary, Black Rock Class B Holdco LLC, is the primary beneficiary and consolidates its interests in a tax equity fund, Black Rock TE Holdco LLC, that holds the Black Rock wind project, a 115 MW utility scale wind project located in Mineral County and Grant County, West Virginia, which achieved commercial operations in December 2021, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. A majority of the project’s output is backed by contracts with investment-grade counterparties with a 15-year weighted average contract life. The Black Rock operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and not a business combination, therefore the Company consolidated the financial information for Black Rock on a prospective basis. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid of $60 million and the historical cost of the Company’s acquired interests of $19 million was recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected additional contributions paid by CEG and the portion of the Company’s purchase price utilized to repay long-term debt, totaling $133 million, as contributions from CEG in the statement of stockholders’ equity, and as an impact of the Black Rock Drop Down in noncontrolling interest.

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
(a) Includes $35 million reserved for project completion costs included in restricted cash on the Company’s balance sheet at acquisition date, which is included within the $133 million contributed by CEG described above.
(b) Repaid at acquisition date utilizing $56 million contributed by the tax equity investor, $36 million from the cash equity investor and $61 million contributed by CEG, all recorded as contributions in noncontrolling interest, as well as $37 million of the Company’s acquisition price. Of the $190 million contributed, $186 million was utilized to pay down the acquired debt and $4 million was utilized to pay associated fees. The $61 million contributed by CEG and the Company’s initial acquisition price of $37 million are also included within the $133 million contributed by CEG described above.
(c) Total liabilities assumed excludes amounts due to CEG as of the acquisition date for the remaining turbines that became operational in January 2022. The liabilities totaled $83 million, of which $59 million was received from the tax equity and cash equity investors and was held in escrow accounts as of the acquisition date.
Mesquite Sky Drop Down — On December 17, 2021, the Company, through its indirect subsidiary Lighthouse Renewable Holdco 2 LLC, acquired the Class B membership interests of Mesquite Sky Holding LLC from Clearway Renew LLC for $61 million in cash consideration. Lighthouse Renewable Holdco 2 LLC is a partnership between the Company and a third-party investor. The third-party investor also contributed cash consideration utilized to acquire their portion of the Class B membership interests. The Class A membership interests of Mesquite Sky Holding LLC were acquired by another third-party investor in 2020, which sold their interest back to the Company on March 18, 2022. Mesquite Sky Holding LLC, through its wholly-owned subsidiary, Mesquite Sky Class B Holdco LLC, is the primary beneficiary and consolidates its interests in a tax equity fund, Mesquite Sky TE Holdco LLC, that holds the Mesquite Sky wind project, a 340 MW utility scale wind project located in Callahan County, Texas, which achieved commercial operations in December 2021, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. A majority of the project’s output is backed by contracts with investment-grade counterparties with a 12-year weighted average contract life. The Mesquite Sky operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and not a business combination, therefore the Company consolidated the financial information for Mesquite Sky on a prospective basis. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the cash paid of $61 million and the historical cost of the Company’s net liabilities assumed of $7 million was recorded as an adjustment to CEG’s noncontrolling interest balance. The difference between cash paid, interests acquired, and the balance in equity is capital reserved for project completion. In addition, the Company reflected additional contributions paid by CEG and the portion of the Company’s purchase price utilized to repay long-term debt, totaling $52 million, as contributions from CEG in the statement of stockholders’ equity, and as an impact of the Mesquite Sky drop down in noncontrolling interest.

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
(a) Includes $44 million reserved for project completion costs included in restricted cash on the Company’s balance sheet at acquisition date, which is included within the $52 million contributed by CEG described above.
(b) Repaid at acquisition date utilizing $241 million contributed by the tax equity investor and $107 million contributed by the cash equity investor, both recorded as contributions in noncontrolling interest, as well as the Company’s $61 million acquisition price. Of the $409 million contributed, $355 million was utilized to pay down the acquired debt and $1 million was utilized to pay associated fees. The remaining $53 million was distributed to CEG for the acquisition. The net of the Company’s $61 million acquisition price and the distribution to CEG of $53 million are included within the $52 million contributed by CEG described above.
(c) Total liabilities assumed excludes amounts due to CEG as of the acquisition date of $6 million, of which $5 million was received from the tax equity and cash equity investors and was held in escrow accounts as of the acquisition date.
Utah Solar Portfolio Acquisition — On December 1, 2021, the Company acquired the remaining 50% equity interest in the Utah Solar Portfolio from Dominion Solar Projects III, Inc., for approximately $335 million before working capital and purchase price adjustments in the net amount of $5 million, representing total net consideration of $330 million. The Utah Solar Portfolio consists of seven utility-scale solar farms located in Utah, representing 530 MW of capacity. The assets within the portfolio sell power subject to 20-year PPAs with PacifiCorp that have approximately 15 years remaining under the agreements. Following the close of the transaction, the Company owns 100% of the membership interests in the Utah Solar Portfolio and consolidates the Utah Solar Portfolio. The Utah Solar Portfolio operations are included in the Company’s Renewables segment. The acquisition was determined to be an asset acquisition and the cash consideration of $330 million, net of restricted cash acquired of $8 million, represented a net cash outflow of $322 million, which was allocated to the fair value of the assets acquired and liabilities assumed on the acquisition date. The acquisition was funded with the borrowings under the Bridge Loan Agreement, as described in Note 10, Long-term Debt.
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
Agua Caliente Acquisition — On February 3, 2021, the Company acquired an additional 35% equity interest in the Agua Caliente solar project from NRG for $202 million. Agua Caliente is a 290 MW solar project located in Dateland, Arizona in which Clearway previously owned a 16% equity interest. The project has a 25-year PPA with PG&E, with approximately 17 years remaining under the agreement. Following the close of the transaction, the Company owns a 51% equity interest in Agua Caliente. The Agua Caliente operations are included in the Company’s Renewables segment. The acquisition was determined to be an asset acquisition and the cash consideration of $202 million, net of restricted cash acquired of $91 million, represented a net cash outflow of $111 million, which was allocated to the fair value of the assets acquired and liabilities assumed on the acquisition date. A third-party investor holds the remaining 49% equity interest in Agua Caliente, which is reflected in noncontrolling interest at fair value at the acquisition date.
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

Rattlesnake Drop Down — On January 12, 2021, the Company acquired CEG’s equity interest and a third-party investor’s minority interest in CWSP Rattlesnake Holding, LLC for $132 million in cash consideration. CWSP Rattlesnake Holding LLC indirectly consolidates the Rattlesnake wind project, a 160 MW wind facility with 144 MW of deliverable capacity in Adams County, Washington, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. The project has a 20-year PPA with Avista Corporation, which began when the facility reached commercial operations in December 2020. The Rattlesnake operations are included in the Company’s Renewables segment. The acquisition was determined to be an asset acquisition and not a business combination, therefore, the Company consolidated the financial information for Rattlesnake on a prospective basis. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid of $132 million and the historical cost of the Company’s acquired interests of $14 million was recorded as an adjustment to CEG’s noncontrolling interest balance.
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
Dispositions
Kawailoa Sale — On August 1, 2022, the Company sold 100% of its Class A membership interests in the Kawailoa Partnership to Clearway Renew LLC for cash proceeds of $9 million, which equals the Company’s initial investment. The Kawailoa Partnership is a partnership that consolidates, through its 51% controlling majority interest, a lower-level partnership that is 49% owned by a third-party investor, and which consolidates the Kawailoa solar project through its ownership of a controlling interest in the tax equity fund that holds the project, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. The assets and liabilities transferred to Clearway Renew LLC relate to interests under common control and were transferred at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. This resulted in the Company removing $69 million from noncontrolling interest related to the Kawailoa Partnership at the time of sale. Noncontrolling interests prior to the sale include the interests of the third-party investor, tax equity investor and Clearway Renew LLC.
Thermal Disposition — On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR for net proceeds of approximately $1.46 billion, inclusive of working capital adjustments, which excludes approximately $18 million in transaction expenses that were incurred in connection with the disposition. The Thermal Disposition resulted in a gain on sale of business of approximately $1.29 billion, which is net of the $18 million in transaction expenses referenced above. The proceeds from the sale were utilized to repay certain borrowings outstanding as further described in Note 10, Long-term Debt, with the remaining proceeds invested in short-term investments classified as cash and cash equivalents on the Company’s consolidated balance sheet as of September 30, 2022. Effective with the approval by the Board of Directors and signing of the agreement to sell the Thermal Business on October 22, 2021, the Company concluded that all entities that are included within the Thermal Business would be treated as held for sale on a prospective basis, thus the assets and liabilities were reported as separate held for sale line items on the Company’s consolidated balance sheet as of December 31, 2021. As of December 31, 2021, property, plant and equipment represented 78% and intangible assets represented 9% of assets classified as held for sale while long-term debt represented 85% of liabilities classified as held for sale. The Company’s Thermal segment is comprised solely of the Thermal Business's results of operations.

Note 4 — Property, Plant and Equipment
The Company’s major classes of property, plant, and equipment were as follows:

	December 31, 2022	December 31, 2021	Depreciable Lives
	(In millions)
Facilities and equipment	$9,992	$9,747	3 - 40 Years
Land and improvements	293	320
Construction in progress (a)	160	84
Total property, plant and equipment	10,445	10,151
Accumulated depreciation	(3,024)	(2,501)
Net property, plant and equipment	$7,421	$7,650
(a) As of December 31, 2022 and 2021, construction in progress includes $17 million and $15 million, respectively, of capital expenditures that relate to prepaid long-term service agreements in the Conventional segment.
Depreciation expense related to property, plant and equipment during the years ended December 31, 2022, 2021 and 2020 was $502 million, $499 million and $420 million, respectively. The Company accelerated depreciation of the Pinnacle wind project in connection with the repowering project, which resulted in additional depreciation expense in the amount of $34 million in 2021.
The Company recorded long-lived asset impairments during each of the years ended December 31, 2022 and December 31, 2021, as further described in Note 9, Asset Impairments.
Note 5 — Investments Accounted for by the Equity Method and Variable Interest Entities
Equity Method Investments
The Company’s maximum exposure to loss as of December 31, 2022 is limited to its equity investment in the unconsolidated entities, as further summarized in the table below:

Name	Economic Interest	Investment Balance
		(In millions)
Avenal	50%	$9
Desert Sunlight	25%	235
Elkhorn Ridge	66.7%	22
GenConn (a)	50%	82
San Juan Mesa	75%	16
		$364
(a) GenConn is a variable interest entity.
As of December 31, 2022 and 2021, the Company had $19 million and $14 million, respectively, of undistributed earnings from its equity method investments.
The Company acquired its interest in Desert Sunlight on June 30, 2015, for $285 million, which resulted in a difference between the purchase price and the basis of the acquired assets and liabilities of $181 million. The difference is attributable to the fair value of the property, plant and equipment and power purchase agreements. The Company is amortizing the related basis differences to equity in earnings of unconsolidated subsidiaries over the related useful life of the underlying assets acquired. As of December 31, 2022, the carrying value of the basis difference is $129 million.
The Company’s pro-rata share of non-recourse debt held by unconsolidated affiliates was $325 million as of December 31, 2022.

The following tables present summarized financial information for the Company’s equity method investments:

	Year Ended December 31,
	2022	2021	2020
Income Statement Data:	(In millions)
GenConn
Operating revenues	$50	$55	$60
Operating income	16	22	26
Net income	7	13	17
Desert Sunlight
Operating revenues	203	205	209
Operating income	137	146	142
Net income	114	112	88
Other (a) (b)
Operating revenues	52	49	299
Operating income	18	16	138
Net income	15	13	60
		As of December 31,
		2022	2021
Balance Sheet Data:		(In millions)
GenConn
Current assets		$39	$38
Non-current assets		312	328
Current liabilities		16	15
Non-current liabilities		170	178
Desert Sunlight
Current assets		79	131
Non-current assets		1,175	1,228
Current liabilities		61	64
Non-current liabilities		824	904
Other (a)
Current assets		22	26
Non-current assets		157	172
Current liabilities		12	24
Non-current liabilities		91	98

(a) Includes Avenal, Elkhorn Ridge, San Juan Mesa, DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3. DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3 were consolidated by the Company during 2020 and are therefore only included in the summarized income statement data for the year ended December 31, 2020.
(b) On February 3, 2021, the Company acquired an additional 35% equity interest in Agua Caliente and removed its equity investment in Agua Caliente and, on December 1, 2021, the Company acquired the remaining 50% equity investment in the Utah Solar Portfolio and removed its equity investment in the Utah Solar Portfolio. As a result, both Agua Caliente and the Utah Solar Portfolio are excluded from the summarized income statement data for the years ended December 31, 2022 and December 31, 2021.
Variable Interest Entities, or VIEs
Entities that are Consolidated
The Company has a controlling financial interest in certain entities which have been identified as VIEs under ASC 810, Consolidations. These arrangements are primarily related to tax equity arrangements entered into with third parties in order to monetize certain tax credits associated with wind and solar facilities. The Company also has a controlling financial interest in certain partnership arrangements with third-party investors, which also have been identified as VIEs. Under the Company’s arrangements that have been identified as VIEs, the third-party investors are allocated earnings, tax attributes and distributable cash in accordance with the respective limited liability company agreements. Many of these arrangements also provide a mechanism to facilitate achievement of the investor’s specified return by providing incremental cash distributions to the investor at a specified date if the specified return has not yet been achieved.

The following is a summary of significant activity during 2022 related to the Company’s consolidated VIEs:
Lighthouse Renewable Holdco LLC — The Company, through its indirect, wholly-owned subsidiary, Lighthouse Renewable Class A LLC, holds the Class A membership interests of Lighthouse Renewable Holdco LLC, while a third-party investor holds the Class B membership interests. The Company consolidates Lighthouse Renewable Holdco LLC, which is a VIE, as the Company is the primary beneficiary, through its role as managing member.
In addition, Lighthouse Renewable Holdco LLC indirectly holds the Class B membership interests in several tax equity funds, including Mesquite Star Tax Equity Holdco LLC, Black Rock TE Holdco LLC, Mililani TE Holdco LLC and Waiawa TE Holdco LLC, as further described below.
As described in Note 3, Acquisitions and Dispositions, on March 25, 2022, Lighthouse Renewable Holdco LLC acquired Mililani BL Borrower Holdco LLC, the indirect owner of the Class B membership interests of a tax equity fund, Mililani TE Holdco LLC, that holds the Mililani I solar project. Mililani BL Borrower Holdco LLC consolidates Mililani TE Holdco LLC, which is a VIE, as it is the primary beneficiary through its role as managing member. The Class A membership interests are held by a tax equity investor and are reflected as noncontrolling interest on the Company’s consolidated balance sheet. The third-party investor in Lighthouse Renewable Holdco LLC also acquired and contributed an interest in Mililani BL Borrower Holdco LLC to Lighthouse Renewable Holdco LLC. The Company recorded the related noncontrolling interest at historical carrying amount, with the offset to additional paid-in capital.
As described in Note 3, Acquisitions and Dispositions, on October 3, 2022, Lighthouse Renewable Holdco LLC acquired Waiawa BL Borrower Holdco LLC, the indirect owner of the Class B membership interests of a tax equity fund, Waiawa TE Holdco LLC, that holds the Waiawa solar project. Waiawa BL Borrower Holdco LLC consolidates Waiawa TE Holdco LLC, which is a VIE, as it is the primary beneficiary through its role as managing member. The Class A membership interests are held by a tax equity investor and are reflected as noncontrolling interest on the Company’s consolidated balance sheet. The third-party investor in Lighthouse Renewable Holdco LLC also acquired and contributed an interest in Waiawa BL Borrower Holdco LLC to Lighthouse Renewable Holdco LLC. The Company recorded the related noncontrolling interest at historical carrying amount, with the offset to additional paid-in capital.
Kawailoa Partnership — As described in Note 3, Acquisitions and Dispositions, on August 1, 2022, the Company sold 100% of its Class A membership interests in Kawailoa Solar Partnership LLC, or the Kawailoa Partnership, to Clearway Renew LLC. Prior to the sale, the Kawailoa Partnership owned 51% of the Kawailoa solar project, with the remaining 49% owned by a third-party investor. The Kawailoa Partnership consolidated the Kawailoa solar project through its ownership of the Class B membership interests and role as managing member in Kawailoa Solar Holdings LLC, a tax equity fund, which owns the Kawailoa solar project. The Class A membership interests in Kawailoa Solar Holdings LLC are held by a tax equity investor and were reflected as noncontrolling interest on the Company’s consolidated balance sheet. The Company, as the Class A member, was the primary beneficiary through its role as managing member and consolidated the Kawailoa Partnership.
Summarized financial information for the Company’s consolidated VIEs consisted of the following as of December 31, 2022:

(In millions)	Alta TE Holdco	Buckthorn Holdings, LLC	DGPV Funds (a)	Langford TE Partnership LLC	Lighthouse Renewable Holdco LLC (b)	Lighthouse Renewable Holdco 2 LLC(c)
Other current and non-current assets	$51	$2	$75	$13	$134	$49
Property, plant and equipment	306	194	493	123	828	358
Intangible assets	200	—	14	2	—	—
Total assets	557	196	582	138	962	407
Current and non-current liabilities	38	11	66	53	364	134
Total liabilities	38	11	66	53	364	134
Noncontrolling interest	39	29	13	59	487	230
Net assets less noncontrolling interests	$480	$156	$503	$26	$111	$43
(a) DGPV Funds is comprised of Clearway & EFS Distributed Solar LLC, DGPV Fund 4 LLC, Golden Puma Fund LLC, Renew Solar CS4 Fund LLC and Chestnut Fund LLC, which are all tax equity funds.
(b) Lighthouse Renewable Holdco LLC consolidates Mesquite Star Tax Equity Holdco LLC, Black Rock TE Holdco LLC, Mililani TE Holdco LLC and Waiawa TE Holdco LLC, which are consolidated VIEs.
(c) Lighthouse Renewable Holdco 2 LLC consolidates Mesquite Sky TE Holdco LLC, which is a consolidated VIE.

(In millions)	Oahu Solar LLC	Pinnacle Repowering TE Holdco	Rattlesnake TE Holdco LLC	Rosie TargetCo LLC	Wildorado TE Holdco	Other (a)
Other current and non-current assets	$39	$9	$13	$43	$20	$15
Property, plant and equipment	164	102	185	238	209	154
Intangible assets	—	16	—	—	—	1
Total assets	203	127	198	281	229	170
Current and non-current liabilities	22	5	17	101	18	69
Total liabilities	22	5	17	101	18	69
Noncontrolling interest	26	43	91	133	110	70
Net assets less noncontrolling interests	$155	$79	$90	$47	$101	$31
(a) Other is comprised of Elbow Creek TE Holdco and Spring Canyon TE Holdco projects.
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
For cash and cash equivalents, restricted cash, accounts receivable — trade, accounts payable — trade, accounts payable — affiliates and accrued expenses and other current liabilities, the carrying amounts approximates fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The carrying amounts and estimated fair values of the Company’s recorded financial instruments not carried at fair market value or that do not approximate fair value are as follows:

	As of December 31, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Liabilities:
Long-term debt, including current portion (a)	$6,874	$6,288	$7,782	$7,997
(a) Excludes net debt issuance costs, which are recorded as a reduction to long-term debt on the Company’s consolidated balance sheets.
The fair value of the Company’s publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of December 31, 2022 and 2021:

	As of December 31, 2022		As of December 31, 2021
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$1,834	$4,454	$2,159	$5,838

Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheets. The following table presents assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2022		As of December 31, 2021
	Fair Value	Fair Value (a)	Fair Value	Fair Value (a)
(In millions)	Level 2 (b)	Level 3	Level 2	Level 3
Derivative assets
Interest rate contracts	$89	$—	$6	$—
Other financial instruments (c)	—	17	—	25
Total assets	$89	$17	$6	$25
Derivative liabilities
Commodity contracts	$—	$353	$—	$179
Interest rate contracts	—	—	63	—
Total liabilities	$—	$353	$63	$179
(a) There were no derivative assets classified as Level 1 or Level 3 and no liabilities classified as Level 1 as of December 31, 2022 and December 31, 2021.
(b) The Company’s interest rate swaps are measured at fair value using an income approach, which use readily observable inputs, such as forward interest rates (e.g., LIBOR and SOFR) and contractual terms to estimate fair value.
(c) Includes SREC contract.
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs:

	Year ended December 31,
	2022	2021
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(154)	$(15)
Settlements	61	60
Contracts acquired	—	(52)
Additions due to loss of NPNS exception	(22)	—
Total losses for the period included in earnings	(221)	(147)
Ending balance	$(336)	$(154)
Change in unrealized losses included in earnings for derivatives and other financial instruments held as of December 31,	$(221)	$(147)
Derivative and Financial Instruments Fair Value Measurements
The Company’s contracts are non-exchange-traded and valued using prices provided by external sources. The Company uses quoted observable forward prices to value its energy contracts. To the extent that observable forward prices are not available, the quoted prices reflect the average of the forward prices from the prior year, adjusted for inflation. As of December 31, 2022, contracts valued with prices provided by models and other valuation techniques make up 100% of derivative liabilities and 100% of other financial instruments.
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

The following table quantifies the significant unobservable inputs used in developing the fair value of the Company’s Level 3 positions as of December 31, 2022:

	December 31, 2022
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Commodity Contracts	$—	$(353)	Discounted Cash Flow	Forward Market Price (per MWh)	$21.25	$100.66	$41.09
Other Financial Instruments	17	—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	58,539 MWh	117,078 MWh	112,897 MWh
The following table provides the impact on the fair value measurements to increases/(decreases) in significant unobservable inputs as of December 31, 2022:

Significant Observable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
Forecast Generation Levels	Sell	Increase/(Decrease)	Higher/(Lower)
The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the Net Exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the Net Exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of December 31, 2022, the non-performance reserve was a $40 million gain recorded primarily to total operating revenues in the consolidated statement of income. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
Concentration of Credit Risk
In addition to the credit risk discussion as disclosed in Note 2, Summary of Significant Accounting Policies, the following item is a discussion of the concentration of credit risk for the Company’s financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; (ii) monitoring of counterparties’ credit limits on as needed basis; (iii) as applicable, the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties.
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

Note 7 — Accounting for Derivative Instruments and Hedging Activities
ASC 815 requires the Company to recognize all derivative instruments on the balance sheet as either assets or liabilities and to measure them at fair value each reporting period unless they qualify for a NPNS exception. The Company may elect to designate certain derivatives as cash flow hedges, if certain conditions are met, and defer the change in fair value of the derivatives to accumulated OCI/OCL, until the hedged transactions occur and are recognized in earnings. For derivatives that are not designated as cash flow hedges or do not qualify for hedge accounting treatment, the changes in the fair value will be immediately recognized in earnings. Certain derivative instruments may qualify for the NPNS exception and are therefore exempt from fair value accounting treatment. ASC 815 applies to the Company’s energy related commodity contracts and interest rate swaps.
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. As of December 31, 2022, the Company had interest rate derivative instruments on non-recourse debt extending through 2031, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.
Energy Related Commodities
As of December 31, 2022, the Company had energy-related derivative instruments extending through 2033. At December 31, 2022, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative transactions broken out by commodity as of December 31, 2022 and 2021:

		Total Volume
		December 31, 2022	December 31, 2021
Commodity	Units	(In millions)
Natural Gas	MMBtu	—	2
Power	MWh	(18)	(17)
Interest	Dollars	$1,084	$1,326
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the consolidated balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$7	$—	$—	$5
Interest rate contracts long-term	18	2	—	3
Total Derivatives Designated as Cash Flow Hedges	$25	$2	$—	$8
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	$19	$—	$—	$17
Interest rate contracts long-term	45	4	—	38
Commodity contracts current	—	—	50	24
Commodity contracts long-term	—	—	303	155
Total Derivatives Not Designated as Cash Flow Hedges	$64	$4	$353	$234
Total Derivatives	$89	$6	$353	$242

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty level. As of December 31, 2022 and 2021, the amount of outstanding collateral paid or received was immaterial. The following tables summarize the offsetting of derivatives by counterparty:

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2022	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts	(In millions)
Derivative liabilities	$(353)	$—	$(353)
Total commodity contracts	$(353)	$—	$(353)
Interest rate contracts
Derivative assets	$89	$—	$89
Total interest rate contracts	$89	$—	$89
Total derivative instruments	$(264)	$—	$(264)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2021	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts	(In millions)
Derivative liabilities	$(179)	$—	$(179)
Total commodity contracts	$(179)	$—	$(179)
Interest rate contracts
Derivative assets	$6	$(5)	$1
Derivative liabilities	(63)	5	(58)
Total interest rate contracts	$(57)	$—	$(57)
Total derivative instruments	$(236)	$—	$(236)
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the effects on the Company’s accumulated OCI (OCL) balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Year ended December 31,
	2022	2021	2020
	(In millions)
Accumulated OCI (OCL) beginning balance	$(11)	$(30)	$(31)
Reclassified from accumulated OCI/OCL to income due to realization of previously deferred amounts	4	8	8
Capistrano Wind Portfolio Acquisition (a)	7	—	—
Mark-to-market of cash flow hedge accounting contracts	24	11	(7)
Accumulated OCI (OCL) ending balance, net of income tax expense (benefit) of $3, $(2) and $(5), respectively	24	(11)	(30)
Accumulated OCI (OCL) attributable to noncontrolling interests	15	(5)	(16)
Accumulated OCI (OCL) attributable to Clearway Energy, Inc.	$9	$(6)	$(14)
Income expected to be realized from OCI during the next 12 months, net of income tax expense of $1	$4
(a) Represents $4 million attributable to Clearway Energy, Inc. and $3 million attributable to noncontrolling interests.
Amounts reclassified from accumulated OCI/OCL into income are recorded to interest expense.

Impact of Derivative Instruments on the Consolidated Statements of Income
Mark-to-market gains/(losses) related to the Company’s derivatives are recorded in the consolidated statements of income as follows:

	Year ended December 31,
	2022	2021	2020
	(In millions)
Interest Rate Contracts (Interest expense)	$100	$53	$(38)
Commodity Contracts (Operating revenue) (a)	(174)	(83)	(4)
(a) Relates to long-term commodity contracts at Elbow Creek, Mesquite Star, Mt. Storm, Langford and Mesquite Sky. During the year ended December 31, 2022, the commodity contract for Langford, which previously met the NPNS exception, no longer qualified for NPNS treatment and, accordingly, is accounted for as a derivative and marked to fair value through operating revenues.
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
Note 8 — Intangible Assets
Intangible Assets — The Company’s intangible assets as of December 31, 2022 and 2021 primarily reflect intangible assets established from its business acquisitions and are comprised of the following:
•PPAs — Established predominantly with the acquisitions of the Alta Wind Portfolio, Walnut Creek, Tapestry, Laredo Ridge, Carlsbad Energy Center, Agua Caliente, the Utah Solar Portfolio, and the Capistrano Wind Portfolio. These represent the fair value of the PPAs acquired. These are amortized on a straight-line basis, over the term of the PPA.
•Leasehold Rights — Established with the acquisition of the Alta Wind Portfolio, this represents the fair value of contractual rights to receive royalty payments equal to a percentage of PPA revenue from certain projects. These are amortized as a reduction to operating revenue on a straight-line basis over the term of the PPAs.
•Customer relationships — Established with the acquisition of Energy Center Omaha and Energy Center Phoenix, these intangibles were included in the Thermal Business and were classified as held for sale at December 31, 2021. The Thermal Business was sold on May 1, 2022.
•Customer contracts — Established with the acquisition of Energy Center Phoenix, these intangibles were included in the Thermal Business and were classified as held for sale at December 31, 2021. The Thermal Business was sold on May 1, 2022.
•Emission Allowances — These intangibles primarily consist of SO2 and NOx emission allowances established with the El Segundo, Walnut Creek and Carlsbad Energy Center acquisitions. These emission allowances are held-for-use and are amortized to cost of operations, with NOx allowances amortized on a straight-line basis and SO2 allowances amortized based on units of production.
•Other — Consists of a) the acquisition date fair value of the contractual rights to a ground lease for South Trent and to utilize certain interconnection facilities for Blythe as well as land rights acquired in connection with the acquisition of Elbow Creek and Langford Wind; b) development rights related to certain solar business acquisitions; c) RECs acquired in connection with the acquisition of the Utah Solar Portfolio; and d) favorable land leases acquired in connection with the acquisition of the Utah Star Portfolio.

The following tables summarize the components of intangible assets subject to amortization:

Year ended December 31, 2022	PPAs	Leasehold Rights	Emission Allowances	Other	Total
(In millions)
January 1, 2022	$2,985	$86	$17	$16	$3,104
Acquisitions (a)	336	—	—	—	336
Other	—	—	—	2	2
December 31, 2022	3,321	86	17	18	3,442
Less accumulated amortization	(833)	(34)	(4)	(6)	(877)
Net carrying amount	$2,488	$52	$13	$12	$2,565
(a) The weighted average life of acquired intangibles was 10 years for PPAs.

Year ended December 31, 2021	PPAs	Leasehold Rights	Customer Relationships	Customer Contracts	Emission Allowances	Other	Total
(In millions)
January 1, 2021	$1,661	$86	$66	$15	$17	$12	$1,857
Acquisitions (a)	1,324	—	—	—	—	4	1,328
Reclassified to held for sale (b)	—	—	(66)	(15)	—	—	(81)
December 31, 2021	2,985	86	—	—	17	16	3,104
Less accumulated amortization	(566)	(30)	—	—	(3)	(6)	(605)
Net carrying amount	$2,419	$56	$—	$—	$14	$10	$2,499
(a) The weighted average life of acquired intangibles was 17 years for PPAs, 15 years for RECs and 15 years for favorable leases.
(b) Thermal Business intangible assets were classified as held for sale at December 31, 2021, and the Thermal Business was subsequently sold on May 1, 2022.
The Company recorded amortization expense of $174 million during the year ended December 31, 2022, $143 million for the year ended December 31, 2021 and $91 million for the year ended December 31, 2020. Of these amounts, $168 million for the year ended December 31, 2022, $135 million for the year ended December 31, 2021 and $88 million for the year ended December 31, 2020, were related to the amortization of intangible assets for power purchase agreements and were recorded to contract amortization expense, which reduced operating revenues in the consolidated statements of income. The Company estimates the future amortization expense for its intangibles for the next five years as follows:

(In millions)
2023	$182
2024	180
2025	180
2026	180
2027	180
Note 9 — Asset Impairments
2022 Impairment Losses
During the fourth quarter of 2022, in preparation and review of its annual budget, the Company updated its long-term estimates of operating and capital expenditures and revised its assessment of long-term merchant power prices, which was primarily informed by present conditions and did not contemplate future policy changes, which could impact renewable energy power prices. The impairment analysis reviews certain qualitative factors as well as the results of long-term operating expectations and its carrying value to determine if impairment indicators are present. The impairment analysis indicated that the projected future cash flows for certain projects within the Renewables segment no longer supported the recoverability of the carrying value of the related long-lived assets. As such, the Company recorded an impairment loss of $16 million, which primarily related to property, plant, and equipment to reflect the assets at fair market value. The fair value of the facilities was determined using an income approach by applying a discounted cash flow methodology to the updated long-term budgets for each respective plant. The income approach included key inputs such as forecasted merchant power prices, operations and maintenance expense, and discount rates. The resulting fair value is a Level 3 fair value measurement.

2021 Impairment Losses
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
Additionally, during the fourth quarter of 2020, as the Company updated its estimated cash flows in connection with the preparation and review of the Company’s annual budget, the Company determined that there was a significant decrease in the estimated future cash flows for its equity method investment in San Juan Mesa, a facility in the Renewables segment located in Elida, New Mexico. The decrease in the forecasted cash flows which was primarily driven by a decline in forecasted revenue in future merchant periods, was significant enough to be considered an indication of a decline in value of the investment that was not temporary. The Company concluded there was an other-than-temporary impairment of its investment and recorded an impairment loss of $8 million to reflect the investment at fair market value. The resulting fair value is a Level 3 fair value measurement.

Note 10 — Long-term Debt
The Company’s borrowings, including short-term and long-term portions consisted of the following:

	December 31, 2022	December 31, 2021	Interest rate % (a)(b)	Letters of Credit Outstanding at December 31, 2022
	(In millions, except rates)
2028 Senior Notes	$850	$850	4.750
2031 Senior Notes	925	925	3.750
2032 Senior Notes	350	350	3.750
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2023 (c)	—	245	1.750	$125
Bridge Loan, due 2022	—	335	S+1.250
Non-recourse project-level debt:
Agua Caliente Solar LLC, due 2037	649	684	2.395-3.633	45
Alta Wind Asset Management LLC, due 2031	12	13	L+2.625	—
Alta Wind I-V lease financing arrangements, due 2034 and 2035	709	756	5.696-7.015	23
Alta Wind Realty Investments LLC, due 2031	22	24	7.000	—
Borrego, due 2024 and 2038	51	54	Various	—
Buckthorn Solar, due 2025	119	123	L+1.750	21
Capistrano Wind Portfolio, due 2029 and 2031	156	—	L+2.000	36
Carlsbad Energy Holdings LLC, due 2027	115	136	L+1.750	63
Carlsbad Energy Holdings LLC, due 2038	407	407	4.120	—
Carlsbad Holdco, LLC, due 2038	197	205	4.210	5
CVSR, due 2037	627	652	2.339-3.775	—
CVSR Holdco Notes, due 2037	160	169	4.680	12
DG-CS Master Borrower LLC, due 2040	413	441	3.510	30
El Segundo Energy Center, due 2023	—	193	L+1.875-2.500	80
Kawailoa Solar Portfolio LLC, due 2026	—	78	L+1.375	—
Laredo Ridge, due 2028	—	72	L+2.125	—
Marsh Landing, due 2023	19	84	L+2.375	45
Mililani I, due 2027	47	—	L+1.500	6
NIMH Solar, due 2024	163	176	L+2.000	10
Oahu Solar Holdings LLC, due 2026	83	86	L+1.375	9
Rosie Class B LLC, due 2027	76	78	L+1.750	17
Tapestry Wind LLC, due 2031	—	85	L+1.375	—
Utah Solar Holdings, due 2036	257	273	3.590	9
Viento Funding II, LLC, due 2023 and 2029 (d)	184	29	S+1.475	26
Waiawa, due 2023 and 2028	97	—	L+1.000-1.250	10
Walnut Creek, due 2023	19	74	L+1.875	74
WCEP Holdings, LLC, due 2023	26	30	L+3.000	—
Other	137	151	Various	200
Subtotal non-recourse project-level debt	4,745	5,073
Total debt	6,870	7,778
Less current maturities	(322)	(772)
Less net debt issuance costs	(61)	(71)
Add premiums (e)	4	4
Total long-term debt	$6,491	$6,939
(a) As of December 31, 2022, L+ equals 3 month LIBOR plus x%, except Marsh Landing, due 2023, Waiawa, due 2023, and Walnut Creek, due 2023, where L+ equals 1 month LIBOR plus x%.
(b) S+ equals SOFR, plus x%
(c) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement
(d) Laredo Ridge, due 2028; Tapestry Wind LLC, due 2031; and Viento Funding II, LLC, due 2023 project-level debt were repaid on March 16, 2022 totaling $186 million and was replaced with $190 million in new project-level debt under Viento Funding II, LLC that was obtained on March 16, 2022 and is due in 2029, as discussed further below.
(e) Premiums relate to the 2028 Senior Notes

The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. Under the project-level financing arrangements, each project is permitted to pay distributions out of available cash as long as certain conditions are satisfied, including that no default under the applicable arrangements has occurred and that each project is otherwise in compliance with all relevant conditions under the financing agreements, including meeting required financial ratios, where applicable. The Company’s project-level financing arrangements are non-recourse to the Company, thus, each project pledges its underlying assets as collateral, and if a project is in default of its financing arrangement, then the related lender could demand repayment of the project or enforce their security interests with respect to the pledged collateral.
As of December 31, 2022, the Company was in compliance with all of the required principal, interest, sinking fund and redemption covenants.
Bridge Loan Agreement
On November 30, 2021, Clearway Energy Operating LLC entered into a senior secured bridge credit agreement, or the Bridge Loan Agreement. The Bridge Loan Agreement provided for a senior secured term loan facility in an aggregate principal amount of $335 million. The borrowings under the term loan facility were used to acquire the Utah Solar Portfolio on December 1, 2021, as further described in Note 3, Acquisitions and Dispositions.
On May 3, 2022, the Company repaid the $335 million in outstanding borrowings under the Bridge Loan Agreement utilizing proceeds received from the Thermal Disposition, as further described as further described in Note 3, Acquisitions and Dispositions.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
On November 30, 2021, Clearway Energy Operating LLC entered into the Sixth Amendment to Amended and Restated Credit Agreement, which amended the Company’s revolving credit facility to provide for an increase of the maximum permitted Borrower Leverage Ratio (as defined in the credit agreement governing the Company’s revolving credit facility) to 6.00 to 1.00 from November 30, 2021 through May 2, 2022. The Sixth Amendment also (i) permits the incurrence of the term loan facility under the Bridge Loan Agreement, (ii) permits the incurrence of hedging obligations, subject to certain conditions, and provides for a $40 million basket for cash collateral which may be provided to secure hedging obligations (iii) permits the prepayment of unsecured, junior or subordinated indebtedness at any time following May 3, 2022, subject to certain conditions, including that, after giving effect to such payment, the Borrower Leverage Ratio would not be greater than 5.50 to 1.00 and the Borrower Interest Coverage Ratio (as defined in the credit agreement governing the Company’s revolving credit facility) would not be less than 1.75 to 1.00 and (iv) implements certain other technical modifications.
As of December 31, 2022, the Company had no outstanding borrowings under the revolving credit facility and $125 million in letters of credit outstanding. During the year ended December 31, 2022, the Company borrowed $80 million under the revolving credit facility and repaid $325 million, $305 million of which was repaid on May 3, 2022, utilizing the proceeds received from the Thermal Disposition. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
2032 Senior Notes
On October 1, 2021, Clearway Energy Operating LLC completed the sale of $350 million of senior unsecured notes due 2032, or the 2032 Senior Notes. The 2032 Senior Notes bear interest at 3.750% and mature on January 15, 2032. Interest on the 2032 Senior Notes is payable semi-annually on January 15 and July 15 of each year. The 2032 Senior Notes are unsecured obligations of Clearway Energy Operating LLC and are guaranteed by Clearway Energy LLC and by certain of Clearway Energy Operating LLC’s wholly-owned current and future subsidiaries. The net proceeds from the 2032 Senior Notes were used, together with existing corporate liquidity, to repurchase the 2026 Senior Notes, as described below.
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

2031 Senior Notes
On March 9, 2021, Clearway Energy Operating LLC completed the sale of $925 million of senior unsecured notes due 2031, or the 2031 Senior Notes. The 2031 Senior Notes bear interest at 3.750% and mature on February 15, 2031. Interest on the 2031 Senior Notes is payable semi-annually on February 15 and August 15 of each year. The 2031 Senior Notes are unsecured obligations of Clearway Energy Operating LLC and are guaranteed by Clearway Energy LLC and by certain of Clearway Energy Operating LLC’s wholly-owned current and future subsidiaries. The net proceeds from the 2031 Senior Notes were used to repurchase the 2025 Senior Notes, as described below, as well as to repay amounts outstanding under the Company’s revolving credit facility and for general corporate purposes.
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
Project-level Debt
El Segundo Energy Center
On December 15, 2022, the Company repaid the outstanding project-level debt of El Segundo Energy Center in the amount of approximately $130 million, utilizing cash on hand. The project-level debt had an original maturity of August 2023.
Waiawa
On October 3, 2022, as part of the acquisition of Waiawa, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the project’s financing agreement, which included a $22 million construction loan that converts to a term loan upon the project reaching substantial completion, a $55 million tax equity bridge loan and a $26 million sponsor equity bridge loan. The sponsor equity bridge loan was repaid at acquisition date, along with $2 million in associated fees, utilizing $12 million from the cash equity investor, as well as $16 million of the Company’s purchase price, which was contributed back by CEG. The tax equity bridge loan will be repaid with the final proceeds from the tax equity investor that will be received upon Waiawa reaching substantial completion, which is expected to occur in the first half of 2023. Subsequent to the Waiawa acquisition, the Company borrowed an additional $20 million in construction loans. As of December 31, 2022, the Company had $42 million in outstanding construction loans in addition to the $55 million tax equity bridge loan referenced above.
Capistrano Wind Portfolio
On August 22, 2022, as part of the acquisition of the Capistrano Wind Portfolio, as further described in Note 3, Acquisitions and Dispositions, the Company assumed non-recourse project-level debt totaling $164 million held by the Broken Bow, Cedro Hill and Crofton Bluffs wind projects, which is net of $2 million in previously deferred unamortized debt issuance costs. The non-recourse project-level debt bears interest at a rate of LIBOR plus an applicable margin, which is currently 2.00% per annum, and maturities range from September 30, 2029 to July 14, 2031.
Mililani I
On March 25, 2022, as part of the acquisition of Mililani I, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the project’s financing agreement, which included a $16 million construction loan that converts to a term loan upon the project reaching substantial completion, a $60 million tax equity bridge loan and a $27 million sponsor equity bridge loan. The sponsor equity bridge loan was repaid at acquisition date, along with $2 million in associated fees, utilizing $14 million from the cash equity investor, as well as $15 million of the Company’s purchase price, which was contributed back by CEG. On December 7, 2022, when the project reached substantial completion, the tax equity investor contributed an additional $42 million and CEG contributed an additional $11 million, which was utilized, along with the $18 million in escrow, to repay the $60 million tax equity bridge loan, to fund $7 million in construction completion reserves and to pay $4 million in associated fees. Subsequent to the Mililani I acquisition, the Company had borrowed an additional $32 million in construction loans that was converted to a term loan in the amount of $48 million. As of December 31, 2022, the Company had a $47 million term loan outstanding, as $1 million was paid in December 2022.

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
Pinnacle Repowering Partnership HoldCo LLC
On March 10, 2021, the Company entered into a financing agreement for non-recourse debt for a total commitment of $126 million related to the repowering of the Pinnacle wind project. The debt consists of a construction loan at an interest rate of LIBOR plus 1.00%. The Company’s initial borrowings of $79 million were utilized to repay $53 million of the outstanding balance under the Tapestry Wind LLC financing agreement, which related to the Pinnacle wind project, to pay vendor invoices and fees and to acquire certain equipment from Clearway Renew LLC to be utilized in the repowering project. On December 15, 2021, the Company repaid the outstanding principal amount of $117 million.

Interest Rate Swaps — Project Financings
Many of the Company’s project subsidiaries entered into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. These swaps amortize in proportion to their respective loans and are floating for a fixed rate where the project subsidiary pays its counterparty the equivalent of a fixed interest payment on a predetermined notional amount and will receive quarterly the equivalent of a floating interest payment based on the same notional amount. All interest rate swap payments by the project subsidiary and its counterparty are made quarterly and the LIBOR or SOFR is determined in advance of each interest period.
The following table summarizes the swaps, some of which are forward starting as indicated, related to the Company’s project level debt as of December 31, 2022:

	% of Principal	Fixed Interest Rate	Floating Interest Rate	Notional Amount at December 31, 2022 (In millions)	Effective Date	Maturity Date
Avra Valley	88%	2.333%	3-Month LIBOR	$32	November 30, 2012	November 30, 2030
Alta Wind Asset Management	100%	2.470%	3-Month LIBOR	12	May 22, 2013	May 15, 2031
Borrego	100%	0.476%	3-Month LIBOR	6	June 30, 2020	December 31, 2024
Buckthorn Solar	81%	Various	3-Month LIBOR	96	February 28, 2018	December 31, 2041
Carlsbad Energy Holdings	100%	Various	3-Month LIBOR	115	Various	September 30, 2027
Capistrano Wind Portfolio	95%	Various	3-Month LIBOR	148	Various	Various
Kansas South	75%	2.368%	6-Month LIBOR	14	June 28, 2013	December 31, 2030
Marsh Landing	100%	Various	3-Month LIBOR	19	June 28, 2013	June 30, 2023
Mililani I	94%	2.041%	3-Month LIBOR	44	September 30, 2022	September 30, 2042
NIMH Solar	100%	Various	3-Month LIBOR	163	September 30, 2020	Various
Oahu Solar	96%	Various	3-Month LIBOR	80	November 30, 2019	October 31, 2040
Rosie Class B	95%	1.446%	3-Month LIBOR	73	December 31, 2020	Various
South Trent	90%	3.847%	3-Month LIBOR	27	June 14, 2019	June 30, 2028
Viento Funding II	90%	2.530%	3-Month SOFR	165	Various	Various
Waiawa	50%	2.088%	3-Month LIBOR	48	December 31, 2022	December 31, 2042
Walnut Creek	94%	3.543%	3-Month LIBOR	18	June 28, 2013	May 31, 2023
WCEP Holdings	92%	4.003%	3-Month LIBOR	24	June 28, 2013	May 31, 2023
Total				$1,084
Annual Maturities
Annual payments based on the maturities of the Company’s debt, for the years ending after December 31, 2022, are as follows:

(In millions)
2023 (a)	$419
2024	410
2025	382
2026	361
2027	399
Thereafter	4,899
Total	$6,870
(a) At December 31, 2022, amount includes $97 million recorded in long-term debt on the Company’s consolidated balance sheet that is due in 2023 and is either being funded through long-term equity contributions or is converting to long-term debt.

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
The reconciliation of the Company’s basic and diluted earnings per share is shown in the following table:

	Year Ended December 31,
	2022		2021		2020
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted income per share attributable to Clearway Energy, Inc. common stockholders
Net income attributable to Clearway Energy, Inc.	$172	$410	$15	$36	$7	$18
Weighted average number of common shares outstanding — basic	35	82	35	82	35	80
Weighted average number of common shares outstanding — diluted	35	82	35	82	35	81
Earnings per weighted average common share — basic and diluted	$4.99	$4.99	$0.44	$0.44	$0.22	$0.22

(a) Net income attributable to Clearway Energy, Inc. and basic and diluted earnings per share might not recalculate due to presenting amounts in millions rather than whole dollars.
Note 12 — Stockholders’ Equity
At-the-Market Equity Offering Program, or the ATM Program
Under the Company’s ATM Program, the Company may offer and sell shares of its Class C common stock from time to time up to an aggregate sales price of $150 million through an at-the-market equity offering program, or the ATM Program. During the years ended December 31, 2022 and 2021, the Company did not sell any Class C common stock shares under the ATM Program. During the year ended December 31, 2020, the Company sold approximately 2.7 million Class C common stock shares under the ATM Program for gross proceeds of approximately $63 million and fees related to the sales totaled less than $1 million. As of December 31, 2022, approximately $126 million of Class C common stock remains available for issuance under the ATM Program.
Dividends to Class A and Class C common stockholders
The following table lists the dividends paid on the Company’s Class A and Class C common stock during the year ended December 31, 2022:

	Fourth Quarter 2022	Third Quarter 2022	Second Quarter 2022	First Quarter 2022
Dividends per Class A share	$0.3672	$0.3604	$0.3536	$0.3468
Dividends per Class C share	0.3672	0.3604	0.3536	0.3468
Dividends on the Class A and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
On February 15, 2023, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.3745 per share payable on March 15, 2023, to stockholders of record as of March 1, 2023.
The Company has also authorized 10,000,000 shares of preferred stock, par value $0.01 per share. None of the shares of preferred stock have been issued.

Distributions to CEG
The following table lists the distributions paid to CEG during the year ended December 31, 2022 on Clearway Energy LLC’s Class B and D units:

	Fourth Quarter 2022	Third Quarter 2022	Second Quarter 2022	First Quarter 2022
Distributions per Class B unit	$0.3672	$0.3604	$0.3536	$0.3468
Distributions per Class D unit	0.3672	0.3604	0.3536	0.3468
In addition to the quarterly distributions paid to CEG, Clearway Energy LLC distributed an additional $8 million to CEG during the third quarter of 2022, which represented CEG’s pro-rata share of a distribution that was paid in order for the Company to make certain tax payments associated with the sale of the Thermal Business. The Company’s share of the distribution was $11 million.
The portion of the distributions paid by Clearway Energy LLC to CEG is recorded as a reduction to the Company’s noncontrolling interest balance. The portion of the distributions paid by Clearway Energy LLC to the Company was utilized to fund the dividends to the Class A and Class C common stockholders described above.
On February 15, 2023, Clearway Energy LLC declared a quarterly distribution on its Class B and Class D units of $0.3745 per unit payable to CEG on March 15, 2023.
Note 13 — Segment Reporting
The Company’s segment structure reflects how management currently operates and allocates resources. The Company’s businesses are segregated based on conventional power generation, renewable businesses, which consist of solar and wind, and the Thermal Business, which was sold on May 1, 2022, as further described in Note 3, Acquisitions and Dispositions. The Corporate segment reflects the Company’s corporate costs and includes eliminating entries. The Company’s chief operating decision maker, its Chief Executive Officer, evaluates the performance of its segments based on operational measures including adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA and CAFD, as well as net income (loss).
The Company generated more than 10% of its revenues from the following customers for the years ended December 31, 2022, 2021 and 2020:

	2022		2021		2020
Customer	Conventional	Renewables	Conventional	Renewables	Conventional	Renewables
SCE	17%	17%	17%	16%	18%	16%
PG&E	10%	15%	10%	13%	10%	8%

	Year ended December 31, 2022
(In millions)	Conventional Generation	Renewables	Thermal	Corporate (a)	Total
Operating revenues	$417	$696	$77	$—	$1,190
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	89	298	50	(2)	435
Depreciation, amortization and accretion	131	381	—	—	512
Impairment losses	—	16	—	—	16
General and administrative	—	—	2	38	40
Transaction and integration costs	—	—	—	7	7
Development costs	—	—	2	—	2
Total operating costs and expenses	220	695	54	43	1,012
Gain on sale of business	—	—	—	1,292	1,292
Operating income	197	1	23	1,249	1,470
Equity in earnings of unconsolidated affiliates	3	26	—	—	29
Other income, net	1	6	—	10	17
Loss on debt extinguishment	—	(2)	—	—	(2)
Interest expense	(40)	(87)	(6)	(99)	(232)
Income (loss) before income taxes	161	(56)	17	1,160	1,282
Income tax expense	—	2	—	220	222
Net Income (Loss)	161	(58)	17	940	1,060
Net Income Attributable to Clearway Energy, Inc.	$161	$49	$17	$355	$582
Balance Sheet
Equity investments in affiliates	$82	$282	$—	$—	$364
Capital expenditures (b) (c)	11	33	11	1	56
Total Assets	$2,251	$9,515	$—	$546	$12,312

(a) Includes eliminations
(b) Includes accruals
(c) Thermal capital expenditures, including accruals, prior to the sale of the Thermal Business on May 1, 2022.

	Year ended December 31, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Corporate (a)	Total
Operating revenues	$441	$641	$204	$—	$1,286
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	90	229	134	(2)	451
Depreciation, amortization and accretion	132	354	23	—	509
Impairment losses	—	6	—	—	6
General and administrative	—	—	4	36	40
Transaction and integration costs	—	—	—	7	7
Development costs	—	—	4	2	6
Operating income (loss)	219	52	39	(43)	267
Equity in earnings of unconsolidated affiliates	6	26	—	—	32
Other income, net	—	2	1	—	3
Loss on debt extinguishment	—	(1)	—	(52)	(53)
Interest expense	(53)	(142)	(18)	(99)	(312)
Income (loss) before income taxes	172	(63)	22	(194)	(63)
Income tax expense	—	2	—	10	12
Net Income (Loss)	172	(65)	22	(204)	(75)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$172	$109	$22	$(252)	$51
Balance Sheet
Equity investments in affiliates	$86	$295	$—	$—	$381
Capital expenditures (b)	12	77	29	1	119
Total Assets	$2,442	$9,603	$631	$137	$12,813

(a) Includes eliminations
(b) Includes accruals

	Year ended December 31, 2020
(In millions)	Conventional Generation	Renewables	Thermal	Corporate (a)	Total
Operating revenues	$437	$569	$193	$—	$1,199
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	90	147	131	(2)	366
Depreciation, amortization and accretion	132	264	32	—	428
Impairment losses	—	24	—	—	24
General and administrative	—	—	3	31	34
Transaction and integration costs	—	—	—	9	9
Development costs	—	—	5	—	5
Operating income (loss)	215	134	22	(38)	333
Equity in earnings (losses) of unconsolidated affiliates	8	(1)	—	—	7
Impairment loss on investment	—	(8)	—	—	(8)
Gain on sale of unconsolidated affiliates	—	—	—	49	49
Other income, net	1	3	—	—	4
Loss on debt extinguishment	—	(21)	—	(3)	(24)
Interest expense	(84)	(216)	(19)	(96)	(415)
Income (loss) before income taxes	140	(109)	3	(88)	(54)
Income tax expense	—	—	—	8	8
Net Income (Loss)	140	(109)	3	(96)	(62)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$140	$3	$3	$(121)	$25

(a) Includes eliminations

Note 14 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following amounts:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Current
State	$28	$—	$—
Total — current	28	—	—
Deferred
U.S. Federal	$150	$(2)	$7
State	44	14	1
Total — deferred	194	12	8
Total income tax expense	$222	$12	$8
A reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In millions, except percentages)
Income (Loss) Before Income Taxes	$1,282	$(63)	$(54)
Tax at 21%	269	(13)	(11)
State taxes, net of federal benefit	58	(4)	(4)
Impact of non-taxable partnership (losses) earnings	(101)	34	24
Valuation allowance	—	(14)	—
Production tax credits, including prior year true-up	(2)	(1)	(1)
Rate change	(2)	(2)	2
Partnership state basis	—	8	—
State taxes assessed at subsidiaries	2	2	—
Other	(2)	2	(2)
Income tax expense	$222	$12	$8
Effective income tax rate	17.3%	(19.0)%	(14.8)%
For the year ended December 31, 2022, the overall effective tax rate was different than the statutory rate of 21% primarily due to the allocation of taxable earnings and losses, including the gain on the sale of the Thermal Business, based on the partners’ interest in Clearway Energy LLC, which includes the effects of applying the HLBV method of accounting for book purposes for certain partnerships.
For the years ended December 31, 2021 and 2020, the overall effective tax rate was different than the statutory rate of 21% primarily due to the taxable earnings and losses allocated to partners’ interest in Clearway Energy LLC, which includes the effects of applying the HLBV method of accounting for book purposes of certain partnerships.
For tax purposes, Clearway Energy LLC is treated as a partnership; therefore, the Company and CEG each record their respective share of taxable income or loss.

The temporary differences, which gave rise to the Company’s deferred tax balances consisted of the following:

	As of December 31,
	2022	2021
	(In millions)
Deferred tax liabilities:
Investment in projects	$240	$267
Total deferred tax liabilities	240	267
Deferred tax assets:
Interest expense disallowance carryforward - Investment in Projects	—	7
Production tax credits	13	10
Investment tax credits	5	5
U.S. Federal net operating loss carryforwards	100	277
State net operating loss carryforwards	4	51
Total deferred tax assets	122	350
Valuation allowance	(1)	(1)
Total deferred tax assets, net of valuation allowance	121	349
Net deferred noncurrent tax (liability) asset	$(119)	$82
Tax Receivable and Payable
As of December 31, 2022, the Company has no current or long-term tax receivable or payable to be recorded.
Deferred Tax Assets and Valuation Allowance
Net deferred tax balance — As of December 31, 2022 and 2021, the Company recorded a net deferred tax liability of $119 million and a deferred tax asset of $82 million, respectively. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income, which includes the future reversal of existing taxable temporary differences to realize deferred tax assets. The Company considered the profit before tax generated in recent years as well as projections of future earnings and estimates of taxable income in arriving at this conclusion. The Company believes that $1 million of existing state NOLs, based on forecasted future earnings and estimated taxable income, will expire unutilized, resulting in the recording of a valuation allowance.
NOL and Tax Credit carryforwards — As of December 31, 2022, the Company had tax-effected domestic NOL carryforwards for federal income tax purposes of $100 million with $18 million scheduled to expire in 2037 if unutilized. Additionally, the Company has a cumulative tax-effected state NOL carryforward of $4 million, which will expire between 2023 and 2040 if unutilized. In addition, the Company has PTC and ITC carryforward balances totaling $18 million, which will expire between 2034 and 2042 if unutilized.
Uncertain Tax Positions
The Company has not identified any material uncertain tax positions to be reported as of December 31, 2022.
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
O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, services to these subsidiaries. The Company incurred total expenses for these services of $71 million, $56 million and $37 million for the years ended December 31, 2022, 2021 and 2020, respectively. There was a balance of $14 million and $9 million due to RENOM as of December 31, 2022 and 2021, respectively.

Administrative Services Agreements by and between the Company and CEG
Various wholly-owned subsidiaries of the Company are parties to services agreements with Clearway Asset Services LLC and Clearway Solar Asset Management LLC, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company’s subsidiaries. The Company incurred expenses under these agreements of $16 million, $14 million and $10 million for the years ended December 31, 2022, 2021 and 2020, respectively. There was a balance of $3 million and $2 million due to CEG as of December 31, 2022 and 2021, respectively.

CEG Master Services Agreements
The Company is a party to Master Services Agreements with CEG, or MSAs, pursuant to which CEG and certain of its affiliates or third-party service providers provide certain services to the Company, including operational and administrative services, which include human resources, information systems, external affairs, accounting, procurement and risk management services, and the Company provides certain services to CEG, including accounting, internal audit, tax and treasury services, in exchange for the payment of fees in respect of such services. The Company incurred net expenses of $5 million, $4 million and $2 million under these agreements for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 16 — Commitments and Contingencies
Gas and Transportation Commitments
The Company has entered into contractual arrangements to procure power, fuel and associated transportation services for the Thermal Business. For the years ended December 31, 2022, 2021 and 2020, the Company purchased $20 million, $40 million, and $32 million, respectively, under such arrangements.
On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR. For further details of the Thermal Disposition, refer to Note 3, Acquisitions and Dispositions.
Contingencies
The Company’s material legal proceeding is described below. The Company believes that it has a valid defense to this legal proceeding and intends to defend it vigorously. The Company records reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. As applicable, the Company has established an adequate reserve for the matter discussed below. In addition, legal costs are expensed as incurred. Management assesses such matters based on current information and makes a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought and the probability of success. The Company is unable to predict the outcome of the legal proceeding below or reasonably estimate the scope or amount of any associated costs and potential liabilities. As additional information becomes available, management adjusts its assessment and estimate of the contingency accordingly. Because litigation is subject to inherent uncertainties and unfavorable rulings or developments, it is possible that the ultimate resolution of the Company’s liabilities and contingencies could be at amounts that are different from its currently recorded reserves and that such difference could be material.
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
Lessee
The Company records its operating lease liabilities at the present value of the lease payments over the lease term at lease commencement date. Lease payments include fixed payment amounts as well as variable rate payments based on an index initially measured at lease commencement date. Variable payments, including payments based on future performance and based on index changes, are recorded when the expense is probable. The Company determines the relevant lease term by evaluating whether renewal and termination options are reasonably certain to be exercised. The Company uses its incremental borrowing rate to calculate the present value of the lease payments, based on information available at the lease commencement date.
The Company’s leases consist of land leases for numerous operating asset locations, real estate leases and equipment leases. The terms and conditions for these leases vary by the type of underlying asset.
Lease expense for the years ended December 31, 2022, 2021 and 2020 was comprised of the following:

(In millions)	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease cost - Fixed	$36	$27	$19
Operating lease cost - Variable	11	15	9
Total lease cost	$47	$42	$28
Operating lease information as of December 31, 2022 and 2021 was as follows:

(In millions, except term and rate)	December 31, 2022	December 31, 2021
Right-of-use assets - operating leases, net	$527	$550

Short-term lease liability - operating leases (a)	$6	$8
Long-term lease liability - operating leases	548	561
Total lease liabilities	$554	$569

Weighted average remaining lease term (in years)	27	28
Weighted average discount rate	4.1%	3.5%

Cash paid for operating leases	$28	$26

(a) Short-term lease liability balances are included within the accrued expenses and other current liabilities line item of the consolidated balance sheets as of December 31, 2022 and 2021.
Minimum future rental payments of operating lease liabilities as of December 31, 2022 are as follows:

(In millions)
2023	$28
2024	30
2025	30
2026	31
2027	32
Thereafter	831
Total lease payments	982
Less imputed interest	(428)
Total lease liability - operating leases	$554

Mililani I Lease Agreement
The Mililani I project is party to a land lease agreement with a wholly-owned subsidiary of CEG. The project is leasing the land for a period of 36 years. The Company has a lease liability of $20 million as of December 31, 2022 and a corresponding right-of-use asset of $19 million related to the lease as of December 31, 2022.
Oahu Solar Lease Agreements
The Oahu Solar projects are party to various land lease agreements with a wholly-owned subsidiary of CEG. The projects are leasing the land for a period of 35 years, with the ability to renew the lease for two additional five-year periods. The Company has a lease liability of $20 million as of both December 31, 2022 and 2021 and a corresponding right-of-use asset related to the lease of $17 million and $18 million as of December 31, 2022 and 2021, respectively.
Rosamond Central Lease Agreement
The Rosamond Central project is party to a land lease agreement with a wholly-owned subsidiary of CEG. The project is leasing the land for a period of 35 years, with the ability to renew the lease for two additional five-year periods. The Company has a lease liability of $12 million as of both December 31, 2022 and 2021 and a corresponding right-of-use asset of $11 million related to the lease as of both December 31, 2022 and 2021.
Lessor
The majority of the Company’s revenue is obtained through PPAs or other contractual agreements that are accounted for as leases. These leases are comprised of both fixed payments and variable payments contingent upon volumes or performance metrics. The terms of the leases are further described in Item 2 — Properties of this Form 10-K. Many of the leases have renewal options at the end of the lease term. Termination may be allowed under specific circumstances in the lease arrangements, such as under an event of default. All of the Company’s active leases are operating leases. Certain of these leases have both lease and non-lease components, and the Company allocates the transaction price to the components based on standalone selling prices.
The following amounts of energy and capacity revenue are related to the Company’s operating leases:

	Conventional Generation	Renewables	Thermal	Total
December 31, 2022	(In millions)
Energy revenue	$6	$809	$1	$816
Capacity revenue	435	—	—	435
Operating revenue	$441	$809	$1	$1,251

	Conventional Generation	Renewables	Thermal	Total
December 31, 2021	(In millions)
Energy revenue	$9	$716	$2	$727
Capacity revenue	455	—	—	455
Operating revenue	$464	$716	$2	$1,182

	Conventional Generation	Renewables	Thermal	Total
December 31, 2020	(In millions)
Energy revenue	$10	$554	$2	$566
Capacity revenue	451	—	—	451
Operating revenue	$461	$554	$2	$1,017

Minimum future rent payments for the remaining periods related to the Conventional segment operating leases as of December 31, 2022 were as follows:

(In millions)
2023	$261
2024	106
2025	107
2026	108
2027	109
Thereafter	1,281
Total lease payments	$1,972
Property, plant and equipment, net related to the Company’s operating leases were as follows:

(In millions)	December 31, 2022	December 31, 2021
Property, plant and equipment	$8,630	$8,981
Accumulated depreciation	(2,855)	(2,827)
Net property, plant and equipment	$5,775	$6,154

                                                 Schedule I
Clearway Energy, Inc. (Parent)
Condensed Financial Information of Registrant
Condensed Statements of Income

	Year ended December 31,
(In millions)	2022	2021	2020
Total operating costs and expenses	$2	$2	$2
Equity in earnings (losses) of consolidated subsidiaries	1,282	(63)	(52)
Total other income (expense), net	1,282	(63)	(52)
Income (Loss) Before Income Taxes	1,280	(65)	(54)
Income tax expense	220	10	8
Net Income (Loss)	1,060	(75)	(62)
Less: Net income (loss) attributable to noncontrolling interests and redeemable interests	478	(126)	(87)
Net Income Attributable to Clearway Energy, Inc.	$582	$51	$25

See accompanying notes to condensed financial statements.

Schedule I
Clearway Energy, Inc. (Parent)
Condensed Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS	(In millions)
Current Assets
Accounts receivable — affiliates	$2	$3
Note receivable — Clearway Energy Operating LLC	2	1
Other Assets
Investment in consolidated subsidiaries	4,161	3,217
Deferred income taxes	—	95
Total Assets	$4,165	$3,316
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Other current liabilities	$19	$—
Other Liabilities
Deferred income taxes	115	11
Other non-current liabilities	5	5
Total Liabilities	139	16

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 201,972,813 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 82,283,460 Class D 42,336,750) at December 31, 2022 and 201,856,166 shares issued and outstanding (Class A 34,599,645, Class B 42,738,750, Class C 81,779,021, Class D 42,738,750) at December 31, 2021	1	1
Additional paid-in capital	1,761	1,872
Retained earnings (accumulated deficit)	463	(33)
Accumulated other comprehensive income (loss)	9	(6)
Noncontrolling interest	1,792	1,466
Total Stockholders’ Equity	4,026	3,300
Total Liabilities and Stockholders’ Equity	$4,165	$3,316
See accompanying notes to condensed financial statements.

Schedule I
Clearway Energy, Inc. (Parent)
Condensed Statements of Cash Flows

	Year ended December 31,
	2022	2021	2020
	(In millions)
Net Cash (Used in) Provided by Operating Activities	$(10)	$(2)	$3
Cash Flows from Investing Activities
Investments in consolidated affiliates	—	2	(59)
Cash advances for notes receivable — affiliate	(4)	(2)	(3)
Cash received from notes receivable — affiliate	3	2	45
Net Cash (Used in) Provided by Investing Activities	(1)	2	(17)
Cash Flows from Financing Activities
Payments for long-term debt	—	—	(45)
Proceeds from the issuance of common stock	—	—	62
Cash received from Clearway Energy LLC for tax-related distributions	11	—	—
Cash received from Clearway Energy LLC for the payment of dividends	167	155	121
Payment of dividends	(167)	(155)	(121)
Net Cash Provided by Financing Activities	11	—	17
Net Decrease in Cash and Cash Equivalents	—	—	(3)
Cash and Cash Equivalents at Beginning of Period	—	—	3
Cash and Cash Equivalents at End of Period	$—	$—	$—
See accompanying notes to condensed financial statements.

Schedule I
Clearway Energy, Inc. (Parent)
Notes to Condensed Financial Statements
Note 1 — Background and Basis of Presentation
Background
Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor with a focus on investments in clean energy and owner of modern, sustainable and long-term contracted assets across North America. The Company is sponsored by GIP and TotalEnergies through the portfolio company, Clearway Energy Group LLC, or CEG, which became equally owned by GIP and TotalEnergies as of September 12, 2022, when TotalEnergies acquired, through its investment in an intermediate holding company, 50% of GIP’s interest in CEG. GIP is an independent infrastructure fund manager that makes equity and debt investments in infrastructure assets and businesses. TotalEnergies is a global multi-energy company.
The Company is one of the largest renewable energy owners in the U.S. with over 5,500 net MW of installed wind and solar generation projects. The Company’s over 8,000 net MW of assets includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived under long-term contractual arrangements for the output or capacity from these assets.
On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR. For further details of the Thermal Disposition, refer to Note 3, Acquisitions and Dispositions.
The Company consolidates the results of Clearway Energy LLC through its controlling interest, with CEG’s interest shown as non-controlling interest in the financial statements. The holders of the Company’s outstanding shares of Class A and Class C common stock are entitled to dividends as declared. CEG receives its distributions from Clearway Energy LLC through its ownership of Clearway Energy LLC Class B and Class D units. From time to time, CEG may also hold shares of the Company’s Class A and/or Class C common stock.
As of December 31, 2022, the Company owned 57.88% of the economic interests of Clearway Energy LLC, with CEG owning 42.12% of the economic interests of Clearway Energy LLC.
Basis of Presentation
The condensed parent-only company financial statements have been prepared in accordance with Rule 12-04 of Regulation S-X, as the restricted net assets of Clearway Energy, Inc.’s subsidiaries exceed 25% of the consolidated net assets of Clearway Energy, Inc. The parent’s 100% investment in its subsidiaries has been recorded using the equity basis of accounting in the accompanying condensed parent-only financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto of Clearway Energy, Inc.
Note 2 — Long-Term Debt
For a discussion of Clearway Energy, Inc.’s financing arrangements, see Note 10, Long-term Debt, to the Company’s consolidated financial statements.
Note 3 — Commitments, Contingencies and Guarantees
See Note 14, Income Taxes, and Note 16, Commitments and Contingencies, to the Company’s consolidated financial statements for a detailed discussion of Clearway Energy, Inc.’s commitments and contingencies.
Note 4 — Dividends
Cash distributions paid to Clearway Energy, Inc. by its subsidiary, Clearway Energy LLC, were $167 million, $155 million and $121 million for the years ended December 31, 2022, 2021, and 2020, respectively.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2022, 2021, and 2020

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Period
Income tax valuation allowance, deducted from deferred tax assets
Year Ended December 31, 2022	$1	$—	$—	$1
Year Ended December 31, 2021	15	(14)	—	1
Year Ended December 31, 2020	15	—	—	15

EXHIBIT INDEX

Number	Description	Method of Filing
2.3	Purchase and Sale Agreement, dated as of November 19, 2020, by and between NRG Solar Sunrise LLC and Clearway AC Solar Holdings LLC.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 20, 2020.
3.1	Amended and Restated Certificate of Incorporation of Clearway Energy, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 10-Q filed on May 4, 2020.
3.2	Fourth Amended and Restated Bylaws of Clearway Energy, Inc., dated August 31, 2018.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 5, 2018.
4.1	Fourth Amended and Restated Limited Liability Company Agreement of NRG Yield LLC, dated as of August 31, 2018, by and between NRG Yield, Inc. and Zephyr Renewables LLC.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 5, 2018.
4.2	Specimen Class A Common Stock Certificate.	Incorporated herein by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.
4.3	Specimen Class C Common Stock Certificate.	Incorporated herein by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.
4.4	Indenture, dated December 11, 2019, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 12, 2019.
4.5	Form of 4.750% Senior Notes due 2028.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 12, 2019.
4.6	First Supplemental Indenture, dated as of January 6, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 8, 2020.
4.7	Second Supplemental Indenture, dated as of February 26, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 3, 2020.
4.8	Third Supplemental Indenture, dated as of July 17, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 21, 2020.
4.9	Fourth Supplemental Indenture, dated as of August 17, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 20, 2020.
4.10	Fifth Supplemental Indenture, dated as of November 18, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 19, 2020.
4.11	Sixth Supplemental Indenture, dated as of December 1, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 4, 2020.
4.12	Seventh Supplemental Indenture, dated as of December 23, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 29, 2020.
4.13	Eighth Supplemental Indenture, dated as of February 3, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 5, 2021.
4.14	Indenture, dated March 9, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.15	Form of 3.750% Senior Notes due 2031.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.16	Ninth Supplemental Indenture, dated as of May 14, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 19, 2021.
4.17	First Supplemental Indenture, dated as of May 14, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 19, 2021.
4.18	Indenture, dated October 1, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 1, 2021.

4.19	Form of 3.750% Senior Notes due 2032.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 1, 2021.
4.20	Tenth Supplemental Indenture, dated as of October 7, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 8, 2021.
4.21	Second Supplemental Indenture, dated as of October 7, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 8, 2021.
4.22	First Supplemental Indenture, dated as of October 7, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 8, 2021.
4.23	Eleventh Supplemental Indenture, dated as of May 25, 2022, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2022.
4.24	Third Supplemental Indenture, dated as of May 25, 2022, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 1, 2022.
4.25	Second Supplemental Indenture, dated as of May 25, 2022, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 1, 2022.
4.26	Twelfth Supplemental Indenture, dated as of February 14, 2023, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 21, 2023.
4.27	Fourth Supplemental Indenture, dated as of February 14, 2023, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 21, 2023.
4.28	Third Supplemental Indenture, dated as of February 14, 2023, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 21, 2023.
4.29	Description of Securities.	Filed herewith.
10.1	Master Services Agreement, dated as of August 31, 2018, by and among NRG Yield, Inc., NRG Yield LLC, NRG Yield Operating LLC and Zephyr Renewables LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2018.
10.2	Master Services Agreement, dated as of August 31, 2018, by and among Zephyr Renewables LLC, NRG Yield, Inc., NRG Yield LLC, and NRG Yield Operating LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2018.
10.3.1	Right of First Offer Agreement, dated as of August 31, 2018, by and among NRG Yield, Inc., Zephyr Renewables LLC and solely for purposes of Section 2.4, GIP III Zephyr Acquisition Partners, L.P.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 5, 2018.
10.3.2	First Amendment to Right of First Offer Agreement, dated February 14, 2019, by and between Clearway Energy Group LLC and Clearway Energy, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2019.
10.3.3	Second Amendment to Right of First Offer Agreement, dated August 1, 2019, by and between Clearway Energy Group LLC and Clearway Energy, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2019.
10.3.4	Third Amendment to Right of First Offer Agreement, dated as of December 6, 2019, by and between Clearway Energy Group LLC, Clearway Energy, Inc. and GIP III Zephyr Acquisition Partners, L.P.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2019.
10.3.5	Fourth Amendment to Right of First Offer Agreement, dated as of November 2, 2020, by and between Clearway Energy Group LLC and Clearway Energy, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2020.
10.4	Zephyr Voting and Governance Agreement, dated as of August 31, 2018, by and between NRG Yield, Inc. and Zephyr Renewables LLC.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 5, 2018.
10.5	Third Amended and Restated Right of First Offer Agreement, dated as of August 31, 2018, by and between NRG Yield, Inc. and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 5, 2018.
10.6	Transition Services Agreement, dated August 31, 2018, by and between NRG Yield, Inc. and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 5, 2018.
10.7	Termination Agreement, dated as of August 31, 2018, by and among NRG Yield, Inc., NRG Yield LLC, NRG Yield Operating LLC and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on September 5, 2018.

10.8†	Clearway Energy, Inc. Amended and Restated 2013 Equity Incentive Plan, as amended and restated effective February 19, 2021.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2021.
10.9	Form of Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.
10.10.1
Amended and Restated Credit Agreement, dated April 25, 2014, by and among NRG Yield Operating LLC, NRG Yield LLC, Royal Bank of Canada, as Administrative Agent, the lenders party thereto, Royal Bank of Canada, Goldman Sachs Bank USA and Bank of America, N.A., as L/C Issuers and RBC Capital Markets as Sole Left Lead Arranger and Sole Left Lead Book Runner.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2014.
10.10.2	First Amendment to Amended & Restated Credit Agreement, dated June 26, 2015, by and among NRG Yield Operating LLC, NRG Yield LLC, Royal Bank of Canada and the Lenders party thereto.	Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2015.
10.10.3
Second Amendment to Amended & Restated Credit Agreement, dated February 6, 2018, by and among NRG Yield Operating LLC, NRG Yield LLC, the guarantors party thereto, Royal Bank of Canada, as Administrative Agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2018.
10.10.4
Third Amendment to Amended and Restated Credit Agreement and Administrative Agent Resignation and Appointment Agreement, dated as of April 30, 2018, by and among NRG Yield Operating LLC, NRG Yield LLC, the guarantors party thereto, Royal Bank of Canada, as Resigning Administrative Agent, JPMorgan Chase Bank, N.A., as Successor Administrative Agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018.
10.10.5
Fourth Amendment to Amended and Restated Credit Agreement, dated as of November 30, 2018, by and among Clearway Energy Operating LLC, Clearway Energy LLC, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2018.
10.10.6
Fifth Amendment to Amended and Restated Credit Agreement, dated as of December 20, 2019, by and among Clearway Energy Operating LLC, Clearway Energy LLC, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2019.
10.10.7
Sixth Amendment to Amended and Restated Credit Agreement, effective as of November 30, 2021, by and among Clearway Energy Operating LLC, Clearway Energy LLC, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2021.
10.10.8
Seventh Amendment to Amended and Restated Credit Agreement, entered into as of August 15, 2022, by and among Clearway Energy Operating LLC, Clearway Energy LLC, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2022.
10.11†	Form of Clearway Energy, Inc. 2013 Equity Incentive Plan Restricted Stock Unit Agreement for Officers.	Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.
10.12†	Form of Clearway Energy, Inc. 2013 Equity Incentive Plan Restricted Stock Unit Agreement for Non-officers.	Incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.
10.13†	Form of Clearway Energy, Inc. 2013 Equity Incentive Plan Relative Performance Stock Unit Agreement.	Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.
10.14†	Clearway Energy, Inc. Annual Incentive Plan.	Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.
10.15†	Clearway Energy, Inc. Involuntary Severance Plan.	Incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 2, 2020.
10.16†	Clearway Energy, Inc. Executive Change-in-Control and General Severance Plan.	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed on March 1, 2021.
10.17†	Clearway Energy, Inc. Key Management Change-in-Control and General Severance Plan.	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed on March 1, 2021.

10.18^
Consent and Indemnity Agreement, dated as of February 6, 2018, by and among NRG Energy, Inc., NRG Repowering Holdings LLC, NRG Yield, Inc., and GIP III Zephyr Acquisition Partners, L.P., and NRG Yield Operating LLC (solely with respect to Sections E.5, E.6 and G.12).
Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed on March 1, 2018.
10.19	Assignment and Assumption Agreement, effective as of February 26, 2019, among Clearway Energy Operating LLC and GIP III Zephyr Carlsbad Holdings, LLC.	Incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.
10.20
Amended and Restated Exchange Agreement, dated as of May 14, 2015, by and among NRG Energy, Inc., NRG Yield, Inc., and NRG Yield LLC and, pursuant to a joinder thereto, dated as of August 31, 2018, Zephyr Renewables LLC.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2015.
10.21
Amended and Restated Registration Rights Agreement, dated as of May 14, 2015, by and between NRG Energy, Inc. and NRG Yield, Inc. and, pursuant to a joinder thereto, dated as of August 31, 2018, Zephyr Renewables LLC.
Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 15, 2015.
10.22*^	Purchase and Sale Agreement, dated as of April 17, 2020, by and between Clearway Energy Operating LLC and Clearway Renew LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2020.
10.23*^	Membership Interest Purchase Agreement, dated as of April 17, 2020, by and between Clearway Energy Operating LLC and SP Wind Holdings, LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 20, 2020.
10.24*^	Membership Interest Purchase Agreement, dated as of April 17, 2020, by and between CWSP Wildorado Elbow Holding LLC and Wind TE Holdco LLC.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 20, 2020.
10.25†*	Membership Interest Purchase Agreement, dated as of December 21, 2020, by and between Renew Development HoldCo LLC and Rosamond Solar Investment LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2020.
10.26†*	Membership Interest Purchase Agreement, dated as of December 21, 2020, by and between Clearway Renew LLC and Lighthouse Renewable Class A LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 22, 2020.
10.27†*	Membership Interest Purchase Agreement, dated as of December 21, 2020, by and between Clearway Renew LLC and Lighthouse Renewable Class A LLC.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 22, 2020.
10.28*^	Second Amended and Restated Limited Liability Company Agreement of Pinnacle Repowering Partnership LLC, dated as of February 26, 2021.	Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed on March 1, 2021.
10.29	Fifth Amendment to Right of First Offer Agreement, dated as of August 2, 2021, by and between Clearway Energy Group LLC and Clearway Energy, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 3, 2021.
10.30	Purchase and Sale Agreement, dated as of August 20, 2021, by and between Dominion Solar Projects III, Inc. and Utah Solar Holdings II LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 23, 2021.
10.31	Amended and Restated Employment Agreement, dated September 23, 2021, by and between Clearway Energy, Inc. and Christopher Sotos.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 23, 2021.
10.32	Membership Interest Purchase Agreement, dated as of October 22, 2021, by and between Clearway Energy Operating LLC and KKR Thor Bidco, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 26, 2021.
10.33
Senior Secured Bridge Credit Agreement, dated as of November 30, 2021, by and among Clearway Energy Operating LLC, Clearway Energy LLC, the guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto.
Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 1, 2021.
10.34	First Amendment to Membership Interest Purchase Agreement, dated as of December 17, 2021, by and among Lighthouse Renewable Class A LLC, Clearway Renew LLC and Clearway Energy Operating LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2022.
10.35	First Amendment to Membership Interest Purchase Agreement, dated as of December 29, 2021, by and among Lighthouse Renewable Class A LLC and Clearway Renew LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 18, 2022.
10.36†	Clearway Energy, Inc. Amended and Restated 2013 Equity Incentive Plan, effective as of January 1, 2022.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2022.
10.37†	Clearway Energy, Inc. Annual Incentive Plan, effective as of January 1, 2022.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2022.

10.38†	Clearway Energy, Inc. Involuntary Severance Plan, effective as of January 1, 2022.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2022.
10.39†	Clearway Energy, Inc. Key Management Change-in-Control and General Severance Plan, effective as of January 1, 2022.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2022.
10.40†	Clearway Energy, Inc. Executive Change-in-Control and General Severance Plan, effective as of January 1, 2022.	Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2022.
10.41*^	Membership Interest Purchase Agreement, dated as of December 23, 2022, by and between VP-Arica CE Seller LLC and VP-Arica Parent Holdco LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2022.
10.42	Amended and Restated Master Services Agreement, dated as of February 2, 2023, by and among Clearway Energy Group LLC, Clearway Energy, Inc., Clearway Energy LLC and Clearway Energy Operating LLC.	Filed herewith.
10.43	Amended and Restated Master Services Agreement, dated as of February 2, 2023, by and among Clearway Energy, Inc., Clearway Energy LLC, Clearway Energy Operating LLC and Clearway Energy Group LLC.	Filed herewith.
16.1	Letter from KPMG LLP, dated March 15, 2021.	Incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on March 15, 2021.
21.1	Subsidiaries of Clearway Energy, Inc.	Filed herewith.
23.1	Consent of Ernst & Young LLP.	Filed herewith.
23.2	Consent of KPMG LLP.	Filed herewith.
24.1	Power of Attorney	Included on the signature page of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Sarah Rubenstein.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive date file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document)

†	Indicates exhibits that constitute compensatory plans or arrangements.
*	This filing excludes schedules pursuant to Item 601(a)(5) of Regulation S-K, which the registrant agrees to furnish supplementary to the Securities and Exchange Commission upon request by the Commission.
^	Information in this exhibit identified by the mark “[***]” is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it (i) is not material and (ii) would likely cause competitive harm to the Registrant if disclosed.

Item 16 — Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWAY ENERGY, INC. (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
Chief Executive Officer (Principal Executive Officer)

Date: February 23, 2023

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Christopher S. Sotos, Kevin P. Malcarney and Amelia McKeithen, each or any of them, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as such person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CHRISTOPHER S. SOTOS	President, Chief Executive Officer and Director	February 23, 2023
Christopher S. Sotos	(Principal Executive Officer)
/s/ SARAH RUBENSTEIN	Senior Vice President and Chief Accounting Officer	February 23, 2023
Sarah Rubenstein	(Principal Financial Officer and Principal Accounting Officer)
/s/ JONATHAN BRAM	Chairman of the Board	February 23, 2023
Jonathan Bram
/s/ NATHANIEL ANSCHUETZ	Director	February 23, 2023
Nathaniel Anschuetz
/s/ BRIAN FORD	Director	February 23, 2023
Brian Ford
/s/ BRUCE MACLENNAN	Director	February 23, 2023
Bruce MacLennan
/s/ DANIEL B. MORE	Director	February 23, 2023
Daniel B. More
/s/ E. STANLEY O’NEAL	Director	February 23, 2023
E. Stanley O’Neal
/s/ JENNIFER LOWRY	Director	February 23, 2023
Jennifer Lowry
/s/ GUILLAUME HÉDIARD	Director	February 23, 2023
Guillaume Hédiard
/s/ VINCENT STOQUART	Director	February 23, 2023
Vincent Stoquart
/s/ EMMANUEL BARROIS	Director	February 23, 2023
Emmanuel Barrois