Form 10-Q
period 2023-03-31
Clearway Energy, Inc.
filed 2023-05-04
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023

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
Yes ☐       No ☒
As of April 28, 2023, there were 34,613,853 shares of Class A common stock outstanding, par value $0.01 per share, 42,738,750 shares of Class B common stock outstanding, par value $0.01 per share, 82,385,884 shares of Class C common stock outstanding, par value $0.01 per share, and 42,336,750 shares of Class D common stock outstanding, par value $0.01 per share.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believes,” “projects,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as well as the following:
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
CAFD
A non-GAAP measure, Cash Available for Distribution is defined as of March 31, 2023 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, cash receipts from notes receivable, cash distributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments and payments for lease expenses, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, changes in prepaid and accrued capacity payments and adjusted for development expenses

Capistrano Wind Portfolio	Five wind projects representing 413 MW of capacity, which includes Broken Bow and Crofton Bluffs located in Nebraska, Cedro Hill located in Texas and Mountain Wind Power I and II located in Wyoming
CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreement	Master Services Agreements entered into as of August 31, 2018 and amended on February 2, 2023 between the Company, Clearway Energy LLC and Clearway Energy Operating LLC, and CEG
Clearway Energy LLC	The holding company through which the projects are owned by Clearway Energy Group LLC, the holder of Class B and Class D units, and Clearway Energy, Inc., the holder of the Class A and Class C units
Clearway Energy Group LLC	The holder of all the Company’s Class B and Class D common stock and Clearway Energy LLC’s Class B and Class D units and, from time to time, possibly shares of the Company’s Class A and/or Class C common stock
Clearway Energy Operating LLC	The holder of the project assets that are owned by Clearway Energy LLC
Company	Clearway Energy, Inc., together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
Distributed Solar	Solar power projects, typically less than 20 MW in size (on an alternating current, or AC, basis), that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Assets under common control acquired by the Company from CEG
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GIP	Global Infrastructure Partners

HLBV	Hypothetical Liquidation at Book Value
IRA	Inflation Reduction Act of 2022
ITC	Investment Tax Credit
KKR	KKR Thor Bidco, LLC, an affiliate of Kohlberg Kravis Roberts & Co. L.P.
LIBOR	London Inter-Bank Offered Rate
Mesquite Star	Mesquite Star Special LLC
Mt. Storm	NedPower Mount Storm LLC
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
Net Exposure	Counterparty credit exposure to Clearway Energy, Inc. net of collateral
NOLs	Net Operating Losses
NPNS	Normal Purchases and Normal Sales
OCI/OCL	Other comprehensive income/loss
O&M	Operations and Maintenance
PG&E	Pacific Gas and Electric Company
PPA	Power Purchase Agreement
PTC	Production Tax Credit
RENOM	Clearway Renewable Operation & Maintenance LLC
SCE	Southern California Edison
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2028 Senior Notes, the 2031 Senior Notes and the 2032 Senior Notes
SOFR	Secured Overnight Financing Rate
SPP	Solar Power Partners
SREC	Solar Renewable Energy Credit
Thermal Business	The Company’s thermal business, which consists of thermal infrastructure assets that provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units
TotalEnergies	TotalEnergies SE
U.S.	United States of America
Utah Solar Portfolio	Seven utility-scale solar farms located in Utah, representing 530 MW of capacity
Utility Scale Solar	Solar power projects, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VIE	Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(In millions, except per share amounts)	2023	2022
Operating Revenues
Total operating revenues	$288	$214
Operating Costs and Expenses
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	108	128
Depreciation, amortization and accretion	128	124
General and administrative	10	12
Transaction and integration costs	—	2
Development costs	—	1
Total operating costs and expenses	246	267
Operating Income (Loss)	42	(53)
Other Income (Expense)
Equity in (losses) earnings of unconsolidated affiliates	(3)	4
Other income, net	8	—
Loss on debt extinguishment	—	(2)
Interest expense	(99)	(47)
Total other expense, net	(94)	(45)
Loss Before Income Taxes	(52)	(98)
Income tax benefit	(12)	(1)
Net Loss	(40)	(97)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(40)	(65)
Net Loss Attributable to Clearway Energy, Inc.	$—	$(32)
Loss Per Share Attributable to Clearway Energy, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic and diluted	35	35
Weighted average number of Class C common shares outstanding - basic and diluted	82	82
Loss per Weighted Average Class A and Class C Common Share - Basic and Diluted	$—	$(0.28)
Dividends Per Class A Common Share	$0.3745	$0.3468
Dividends Per Class C Common Share	$0.3745	$0.3468
.
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
(In millions)	2023	2022
Net Loss	$(40)	$(97)
Other Comprehensive (Loss) Income
Unrealized (loss) gain on derivatives and changes in accumulated OCI/OCL, net of income tax (benefit) expense, of $(1) and $2	(3)	14
Other comprehensive (loss) income	(3)	14
Comprehensive Loss	(43)	(83)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(42)	(57)
Comprehensive Loss Attributable to Clearway Energy, Inc.	$(1)	$(26)
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except shares)	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$576	$657
Restricted cash	437	339
Accounts receivable — trade	150	153
Inventory	49	47
Derivative instruments	27	26
Prepayments and other current assets	50	54
Total current assets	1,289	1,276
Property, plant and equipment, net	7,863	7,421
Other Assets
Equity investments in affiliates	346	364
Intangible assets for power purchase agreements, net	2,443	2,488
Other intangible assets, net	75	77
Derivative instruments	64	63
Right-of-use assets, net	554	527
Other non-current assets	115	96
Total other assets	3,597	3,615
Total Assets	$12,749	$12,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$366	$322
Accounts payable — trade	70	55
Accounts payable — affiliates	50	22
Derivative instruments	39	50
Accrued interest expense	36	54
Accrued expenses and other current liabilities	77	114
Total current liabilities	638	617
Other Liabilities
Long-term debt	6,769	6,491
Deferred income taxes	98	119
Derivative instruments	296	303
Long-term lease liabilities	577	548
Other non-current liabilities	209	201
Total other liabilities	7,949	7,662
Total Liabilities	8,587	8,279
Redeemable noncontrolling interest in subsidiaries	9	7
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 201,972,813 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 82,283,460, Class D 42,336,750) at March 31, 2023 and 201,972,813 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 82,283,460, Class D 42,336,750) at December 31, 2022	1	1
Additional paid-in capital	1,719	1,761
Retained earnings	419	463
Accumulated other comprehensive income	8	9
Noncontrolling interest	2,006	1,792
Total Stockholders’ Equity	4,153	4,026
Total Liabilities and Stockholders’ Equity	$12,749	$12,312
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(In millions)	2023	2022
Cash Flows from Operating Activities
Net Loss	$(40)	$(97)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	3	(4)
Distributions from unconsolidated affiliates	6	11
Depreciation, amortization and accretion	128	124
Amortization of financing costs and debt discounts	3	4
Amortization of intangibles	47	42
Loss on debt extinguishment	—	2
Reduction in carrying amount of right-of-use assets	4	4
Changes in deferred income taxes	(11)	(1)
Changes in derivative instruments and amortization of accumulated OCI/OCL	3	82
Cash used in changes in other working capital:
Changes in prepaid and accrued liabilities for tolling agreements	(39)	(44)
Changes in other working capital	(29)	(30)
Net Cash Provided by Operating Activities	75	93
Cash Flows from Investing Activities
Acquisition of Drop Down Assets, net of cash acquired	(7)	(51)
Capital expenditures	(88)	(47)
Return of investment from unconsolidated affiliates	9	3
Other	—	3
Net Cash Used in Investing Activities	(86)	(92)
Cash Flows from Financing Activities
Contributions from noncontrolling interests, net of distributions	273	23
Payments of dividends and distributions	(76)	(70)
Distributions to CEG of escrowed amounts	—	(64)
Proceeds from the revolving credit facility	—	80
Payments for the revolving credit facility	—	(20)
Proceeds from the issuance of long-term debt	42	194
Payments of debt issuance costs	(7)	(4)
Payments for long-term debt	(204)	(317)
Other	—	(6)
Net Cash Provided by (Used in) Financing Activities	28	(184)
Reclassification of Cash to Assets Held-for-Sale	—	(5)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	17	(188)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	996	654
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,013	$466
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balances at December 31, 2022	$—	$1	$1,761	$463	$9	$1,792	$4,026
Net loss	—	—	—	—	—	(43)	(43)
Unrealized loss on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	(1)	(2)	(3)
Contributions from CEG, net of distributions, cash	—	—	—	—	—	30	30
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	215	215
Transfers of assets under common control	—	—	(52)	—	—	46	(6)
Non-cash adjustments for change in tax basis	—	—	9	—	—	—	9
Stock-based compensation	—	—	1	—	—	—	1
Common stock dividends and distributions to CEG unit holders	—	—	—	(44)	—	(32)	(76)
Balances at March 31, 2023	$—	$1	$1,719	$419	$8	$2,006	$4,153

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balances at December 31, 2021	$—	$1	$1,872	$(33)	$(6)	$1,466	$3,300
Net loss	—	—	—	(32)	—	(67)	(99)
Unrealized gain on derivatives and changes in accumulated OCL, net of tax	—	—	—	—	6	8	14
Distributions to CEG, net of contributions, cash	—	—	—	—	—	(3)	(3)
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	28	28
Transfers of assets under common control	—	—	(12)	—	—	(25)	(37)
Non-cash adjustments for change in tax basis	—	—	8	—	—	—	8
Stock based compensation	—	—	(2)	—	—	—	(2)
Common stock dividends and distributions to CEG unit holders	—	—	(40)	—	—	(30)	(70)
Balances at March 31, 2022	$—	$1	$1,826	$(65)	$—	$1,377	$3,139
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Nature of Business
Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor with a focus on investments in clean energy and owner of modern, sustainable and long-term contracted assets across North America. The Company is sponsored by GIP and TotalEnergies through the portfolio company, Clearway Energy Group LLC, or CEG, which is equally owned by GIP and TotalEnergies. GIP is an independent infrastructure fund manager that makes equity and debt investments in infrastructure assets and businesses. TotalEnergies is a global multi-energy company.
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
As of March 31, 2023, the Company owned 57.88% of the economic interests of Clearway Energy LLC, with CEG owning 42.12% of the economic interests of Clearway Energy LLC.

The following table represents a summarized structure of the Company as of March 31, 2023:

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

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the SEC’s regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the consolidated financial statements included in the Company’s 2022 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company’s consolidated financial position as of March 31, 2023, and results of operations, comprehensive loss and cash flows for the three months ended March 31, 2023 and 2022.
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

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at project subsidiaries was $125 million and $121 million as of March 31, 2023 and December 31, 2022, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2023	December 31, 2022
	(In millions)
Cash and cash equivalents	$576	$657
Restricted cash	437	339
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$1,013	$996
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company’s projects that are restricted in their use. As of March 31, 2023, these restricted funds were comprised of $143 million designated to fund operating expenses, $168 million designated for current debt service payments and $97 million restricted for reserves including debt service, performance obligations and other reserves as well as capital expenditures. The remaining $29 million is held in distributions reserve accounts.
Accumulated Depreciation and Accumulated Amortization
The following table presents the accumulated depreciation included in property, plant and equipment, net, and accumulated amortization included in intangible assets, net as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$3,110	$3,024
Intangible Assets Accumulated Amortization	925	877
Dividends to Class A and Class C Common Stockholders
The following table lists the dividends paid on the Company's Class A and Class C common stock during the three months ended March 31, 2023:

First Quarter 2023
Dividends per Class A share	$0.3745
Dividends per Class C share	0.3745
Dividends on the Class A and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
On May 3, 2023, the Company declared quarterly dividends on its Class A and Class C common stock of $0.3818 per share payable on June 15, 2023 to stockholders of record as of June 1, 2023.
Noncontrolling Interests
Clearway Energy LLC Distributions to CEG
The following table lists distributions paid to CEG during the three months ended March 31, 2023 on Clearway Energy LLC’s Class B and D units:

First Quarter 2023
Distributions per Class B Unit	$0.3745
Distributions per Class D Unit	0.3745

On May 3, 2023, Clearway Energy LLC declared a distribution on its Class B and Class D units of $0.3818 per unit payable on June 15, 2023 to unit holders of record as of June 1, 2023.
Redeemable Noncontrolling Interests
To the extent that a third party has the right to redeem their interests for cash or other assets, the Company has included the noncontrolling interest attributable to the third party as a component of temporary equity in the mezzanine section of the consolidated balance sheet. The following table reflects the changes in the Company’s redeemable noncontrolling interest balance for the three months ended March 31, 2023:

(In millions)
Balance at December 31, 2022	$7
Cash distributions to redeemable noncontrolling interests	(1)
Comprehensive income attributable to redeemable noncontrolling interests	3
Balance at March 31, 2023	$9
Revenue Recognition
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers along with the reportable segment for each category:

	Three months ended March 31, 2023
(In millions)	Conventional Generation	Renewables	Total
Energy revenue (a)	$1	$198	$199
Capacity revenue (a)	100	5	105
Contract amortization	(6)	(41)	(47)
Other revenues	—	12	12
Mark-to-market for economic hedges	—	19	19
Total operating revenues	95	193	288
Less: Mark-to-market for economic hedges	—	(19)	(19)
Less: Lease revenue	(101)	(156)	(257)
Less: Contract amortization	6	41	47
Total revenue from contracts with customers	$—	$59	$59

(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Total
Energy revenue	$1	$152	$153
Capacity revenue	100	4	104
Total	$101	$156	$257

	Three months ended March 31, 2022
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue (a)	$—	$195	$37	$232
Capacity revenue (a)	114	—	14	128
Contract amortization	(6)	(36)	—	(42)
Other revenues	—	14	8	22
Mark-to-market for economic hedges	—	(126)	—	(126)
Total operating revenues	108	47	59	214
Less: Mark-to-market for economic hedges	—	126	—	126
Less: Lease revenue	(114)	(162)	(1)	(277)
Less: Contract amortization	6	36	—	42
Total revenue from contracts with customers	$—	$47	$58	$105

(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$—	$162	$1	$163
Capacity revenue	114	—	—	114
Total	$114	$162	$1	$277
Contract Balances
The following table reflects the contract assets and liabilities included on the Company’s consolidated balance sheets:

	March 31, 2023	December 31, 2022
	(In millions)
Accounts receivable, net - Contracts with customers	$40	$37
Accounts receivable, net - Leases	110	116
Total accounts receivable, net	$150	$153
Recently Adopted Accounting Standards
In March 2020, the FASB issued ASU No. 2020-4, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide for optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. These amendments apply only to contracts that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, which affects certain of the Company’s debt and interest rate swap agreements. The guidance is effective for all entities as of March 20, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-6, Deferral of the Sunset Date of Reference Rate Reform, to extend the end of the transition period to December 31, 2024. As of March 31, 2023, the Company has amended the majority of the contracts that previously used LIBOR as a reference rate and elected to apply relief to certain modified cash flow interest rate swap and debt agreements. The adoption did not have a material impact on the Company’s financial statements. The Company intends to amend the remaining contracts that use LIBOR as a reference rate no later than June 30, 2023, the LIBOR cessation date.

Note 3 — Acquisitions and Dispositions
Acquisitions
Daggett 3 Drop Down — On February 17, 2023, the Company, through its indirect subsidiary, Daggett Solar Investment LLC, acquired the Class A membership interests in Daggett TargetCo LLC, the indirect owner of the Daggett 3 solar project, a 300 MW solar project with matching storage capacity that is currently under construction, located in San Bernardino, California, from Clearway Renew LLC, a subsidiary of CEG, for cash consideration of $21 million. Simultaneously, a cash equity investor acquired the Class B membership interests in Daggett TargetCo LLC from Clearway Renew LLC for cash consideration of $129 million. The Company and the cash equity investor then contributed their Class A and B membership interests, respectively, into Daggett Renewable Holdco LLC, a partnership between the Company and the cash equity investor, which consolidates Daggett TargetCo LLC. Daggett TargetCo LLC consolidates, as the indirect owner of the primary beneficiary, a tax equity fund, Daggett TE Holdco LLC, which owns the Daggett 3 solar project, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. Daggett 3 has PPAs with investment-grade counterparties that have a 15-year weighted average contract duration that commence when the underlying operating assets reach commercial operations, which is expected to occur for the majority of the operating assets in the second quarter of 2023. The Daggett 3 operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Daggett 3 on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid of $21 million and the historical cost of the Company’s net assets acquired of $15 million was recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected $21 million of the Company’s purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item contributions from CEG, net of distributions in the consolidated statement of stockholders’ equity.
The following is a summary of assets and liabilities transferred in connection with the acquisition as of February 17, 2023:

(In millions)	Daggett 3
Restricted cash	$14
Property, plant and equipment	534
Right-of-use-assets, net	31
Derivative assets	27
Total assets acquired	606

Long-term debt (a)	480
Long-term lease liabilities	33
Other current and non-current liabilities (b)	78
Total liabilities assumed	591
Net assets acquired	$15

(a) Includes a $181 million construction loan, $75 million sponsor equity bridge loan and $229 million tax equity bridge loan, offset by $5 million in unamortized debt issuance costs. See Note 7, Long-term Debt, for further discussion of the long-term debt assumed in the acquisition.
(b) Includes $32 million of project costs that were subsequently funded by CEG and will be repaid with the proceeds expected to be received when the project reaches substantial completion.
Note 4 — Investments Accounted for by the Equity Method and Variable Interest Entities
Entities that are not Consolidated
The Company has an interest in an entity that is considered a VIE under ASC 810, but for which it is not considered the primary beneficiary. The Company accounts for its interest in this entity and entities in which it has a significant investment under the equity method of accounting, as further described under Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the consolidated financial statements included in the Company’s 2022 Form 10-K.

The Company’s maximum exposure to loss as of March 31, 2023 is limited to its equity investment in the unconsolidated entities, as further summarized in the table below:

Name	Economic Interest	Investment Balance
		(In millions)
Avenal	50%	$7
Desert Sunlight	25%	226
Elkhorn Ridge	67%	20
GenConn (a)	50%	80
San Juan Mesa	75%	13
		$346

(a) GenConn is a variable interest entity.
Entities that are Consolidated
As further described under Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the consolidated financial statements included in the Company’s 2022 Form 10-K, the Company has a controlling financial interest in certain entities which have been identified as VIEs under ASC 810, Consolidations, or ASC 810. These arrangements are primarily related to tax equity arrangements entered into with third parties in order to monetize certain tax credits associated with wind and solar facilities. The Company also has a controlling financial interest in certain partnership arrangements with third-party investors, which have also been identified as VIEs. Under the Company’s arrangements that have been identified as VIEs, the third-party investors are allocated earnings, tax attributes and distributable cash in accordance with the respective limited liability agreements. Many of these arrangements also provide a mechanism to facilitate achievement of the investor’s specified return by providing incremental cash distributions to the investor at a specified date if the specified return has not yet been achieved.
The discussion below describes material changes to VIEs during the three months ended March 31, 2023.
Daggett Renewable Holdco LLC — As described in Note 3, Acquisitions and Dispositions, on February 17, 2023, Daggett Solar Investment LLC, an indirect subsidiary of the Company, acquired the Class A membership interests in Daggett TargetCo LLC while a cash equity investor acquired the Class B membership interests. The Company and the cash equity investor then contributed their Class A and B membership interests, respectively, into Daggett Renewable Holdco LLC, a partnership between the Company and the cash equity investor, and concurrently, Daggett TargetCo LLC became a wholly-owned subsidiary of Daggett Renewable Holdco LLC. The Company consolidates Daggett Renewable Holdco LLC as a VIE as the Company is the primary beneficiary, through its role as managing member. The Company recorded the noncontrolling interest of the cash equity investor in Daggett Renewable Holdco LLC at historical carrying amount, with the offset to additional paid-in capital. Daggett TargetCo LLC consolidates, as the indirect owner of the primary beneficiary, a tax equity fund, Daggett TE Holdco LLC, which owns the Daggett 3 solar project. The tax equity investor’s interest is shown as noncontrolling interest and the HLBV method is utilized to allocate the income or losses of Daggett TE Holdco LLC.

Summarized financial information for the Company’s consolidated VIEs consisted of the following as of March 31, 2023:

(In millions)	Alta TE Holdco LLC	Buckthorn Renewables, LLC	DGPV Funds (a)	Daggett Renewable Holdco LLC (b)	Langford TE Partnership LLC	Lighthouse Renewable Holdco LLC (c)
Other current and non-current assets	$55	$3	$73	$147	$13	$122
Property, plant and equipment	296	192	516	559	121	823
Intangible assets	196	—	14	—	2	—
Total assets	547	195	603	706	136	945
Current and non-current liabilities	38	11	65	493	54	305
Total liabilities	38	11	65	493	54	305
Noncontrolling interest	38	26	18	231	65	513
Net assets less noncontrolling interest	$471	$158	$520	$(18)	$17	$127

(a) DGPV Funds is comprised of Clearway & EFS Distributed Solar LLC, DGPV Fund 4 LLC, Golden Puma Fund LLC, Renew Solar CS4 Fund LLC and Chestnut Fund LLC, which are all tax equity funds.
(b) Daggett Renewable Holdco LLC consolidates Daggett TE Holdco LLC, which is a consolidated VIE.
(c) Lighthouse Renewable Holdco LLC consolidates Mesquite Star Tax Equity Holdco LLC, Black Rock TE Holdco LLC, Mililani TE Holdco LLC and Waiawa TE Holdco LLC, which are consolidated VIEs.

(In millions)	Lighthouse Renewable Holdco 2 LLC(a)	Oahu Solar LLC	Pinnacle Repowering TE Holdco LLC	Rattlesnake TE Holdco LLC	Rosie TargetCo LLC	Wildorado TE Holdco LLC	Other (b)
Other current and non-current assets	$44	$39	$7	$15	$35	$25	$16
Property, plant and equipment	357	162	101	182	236	205	151
Intangible assets	—	—	16	—	—	—	1
Total assets	401	201	124	197	271	230	168
Current and non-current liabilities	132	22	5	17	98	21	74
Total liabilities	132	22	5	17	98	21	74
Noncontrolling interest	233	26	42	87	127	109	68
Net assets less noncontrolling interest	$36	$153	$77	$93	$46	$100	$26

(a) Lighthouse Renewable Holdco 2 LLC consolidates Mesquite Sky TE Holdco LLC, which is a consolidated VIE.
(b) Other is comprised of Elbow Creek TE Holdco LLC and Spring Canyon TE Holdco LLC.
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

The carrying amounts and estimated fair values of the Company’s recorded financial instruments not carried at fair market value or that do not approximate fair value are as follows:

	As of March 31, 2023		As of December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion (a)	$7,197	$6,760	$6,874	$6,288

(a) Excludes net debt issuance costs, which are recorded as a reduction to long-term debt on the Company’s consolidated balance sheets.
The fair value of the Company’s publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion:

	As of March 31, 2023		As of December 31, 2022
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$1,902	$4,858	$1,834	$4,454
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2023		As of December 31, 2022
	Fair Value (a)		Fair Value (a)
(In millions)	Level 2	Level 3	Level 2	Level 3
Derivative assets:
Interest rate contracts	$91	$—	$89	$—
Other financial instruments (b)	—	18	—	17
Total assets	$91	$18	$89	$17
Derivative liabilities:
Commodity contracts	$—	$334	$—	$353
Interest rate contracts	1	—	—	—
Total liabilities	$1	$334	$—	$353

(a) There were no derivative assets classified as Level 1 or Level 3 and no liabilities classified as Level 1 as of March 31, 2023 and December 31, 2022.
(b) Includes SREC contract.

The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs:

	Three months ended March 31,
	2023	2022
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(336)	$(154)
Settlements	4	6
Additions due to loss of NPNS exception	—	(21)
Total gains (losses) for the period included in earnings	16	(111)
Ending balance	$(316)	$(280)
Change in unrealized gains included in earnings for derivatives and other financial instruments held as of March 31, 2023	$16
Derivative and Financial Instruments Fair Value Measurements
The Company's contracts are non-exchange-traded and valued using prices provided by external sources. The Company uses quoted observable forward prices to value its commodity contracts. To the extent that observable forward prices are not available, the quoted prices reflect the average of the forward prices from the prior year, adjusted for inflation. As of March 31, 2023, contracts valued with prices provided by models and other valuation techniques make up 100% of derivative liabilities and other financial instruments.
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
The following table quantifies the significant unobservable inputs used in developing the fair value of the Company’s Level 3 positions:

	March 31, 2023
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Commodity Contracts	$—	$(334)	Discounted Cash Flow	Forward Market Price (per MWh)	$20.81	$80.18	$39.87
Other Financial Instruments	18	—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	58,539 MWh	117,078 MWh	112,897 MWh
The following table provides the impact on the fair value measurements to increases/(decreases) in significant unobservable inputs as of March 31, 2023:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
Forecast Generation Levels	Sell	Increase/(Decrease)	Higher/(Lower)

The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the Net Exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the Net Exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of March 31, 2023, the non-performance reserve was a $35 million gain recorded primarily to total operating revenues in the consolidated statements of operations. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
Concentration of Credit Risk
In addition to the credit risk discussion as disclosed under Item 15 — Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s 2022 Form 10-K, the following item is a discussion of the concentration of credit risk for the Company’s financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; (ii) monitoring of counterparties' credit limits on an as needed basis; (iii) as applicable, the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties.
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
Note 6 — Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Item 15 — Note 7, Accounting for Derivative Instruments and Hedging Activities, to the consolidated financial statements included in the Company’s 2022 Form 10-K.
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. As of March 31, 2023, the Company had interest rate derivative instruments on non-recourse debt extending through 2031, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.
Energy-Related Commodities
As of March 31, 2023, the Company had energy-related derivative instruments extending through 2033. At March 31, 2023, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative transactions broken out by commodity:

		Total Volume
		March 31, 2023	December 31, 2022
Commodity	Units	(In millions)
Power	MWh	(17)	(18)
Interest	Dollars	$1,678	$1,084

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the consolidated balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$6	$7	$—	$—
Interest rate contracts long-term	14	18	—	—
Total Derivatives Designated as Cash Flow Hedges	$20	$25	$—	$—
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	$21	$19	$—	$—
Interest rate contracts long-term	50	45	1	—
Commodity contracts current	—	—	39	50
Commodity contracts long-term	—	—	295	303
Total Derivatives Not Designated as Cash Flow Hedges	$71	$64	$335	$353
Total Derivatives	$91	$89	$335	$353
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty level. As of March 31, 2023 and December 31, 2022, the amount of outstanding collateral paid or received was immaterial. The following tables summarize the offsetting of derivatives by counterparty:

	Gross Amounts Not Offset in the Statement of Financial Position
As of March 31, 2023	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts	(In millions)
Derivative liabilities	$(334)	$—	$(334)
Total commodity contracts	$(334)	$—	$(334)
Interest rate contracts
Derivative assets	$91	$(1)	$90
Derivative liabilities	(1)	1	—
Total interest rate contracts	$90	$—	$90
Total derivative instruments	$(244)	$—	$(244)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2022	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts	(In millions)
Derivative liabilities	$(353)	$—	$(353)
Total commodity contracts	$(353)	$—	$(353)
Interest rate contracts
Derivative assets	$89	$—	$89
Total interest rate contracts	$89	$—	$89
Total derivative instruments	$(264)	$—	$(264)

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the effects on the Company’s accumulated OCI (OCL) balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Three months ended March 31,
	2023	2022
	(In millions)
Accumulated OCI (OCL) beginning balance	$24	$(11)
Reclassified from accumulated OCI (OCL) to income due to realization of previously deferred amounts	—	2
Mark-to-market of cash flow hedge accounting contracts	(3)	12
Accumulated OCI (OCL) ending balance, net of income tax expense of $2 and $2, respectively	21	3
Accumulated OCI attributable to noncontrolling interests	13	3
Accumulated OCI attributable to Clearway Energy, Inc.	$8	$—
Gains expected to be realized from OCI during the next 12 months, net of income tax expense of $1	$4
Amounts reclassified from accumulated OCI (OCL) into income are recorded to interest expense.
Impact of Derivative Instruments on the Consolidated Statements of Operations
Mark-to-market gains/(losses) related to the Company’s derivatives are recorded in the consolidated statements of operations as follows:

	Three months ended March 31,
	2023	2022
	(In millions)
Interest Rate Contracts (Interest expense)	$(21)	$41
Commodity Contracts (Mark-to-market for economic hedging activities) (a)	18	(125)

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

Note 7 — Long-term Debt
This note should be read in conjunction with the complete description under Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company’s 2022 Form 10-K. The Company’s borrowings, including short-term and long-term portions, consisted of the following:

(In millions, except rates)	March 31, 2023	December 31, 2022	March 31, 2023 interest rate % (a) (b)	Letters of Credit Outstanding at March 31, 2023
2028 Senior Notes	$850	$850	4.750
2031 Senior Notes	925	925	3.750
2032 Senior Notes	350	350	3.750
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2028 (c)	—	—	S+1.850	$139
Non-recourse project-level debt:
Agua Caliente Solar LLC, due 2037	645	649	2.395-3.633	45
Alta Wind Asset Management LLC, due 2031	12	12	L+2.625	—
Alta Wind I-V lease financing arrangements, due 2034 and 2035	709	709	5.696-7.015	23
Alta Wind Realty Investments LLC, due 2031	21	22	7.000	—
Borrego, due 2024 and 2038	51	51	Various	—
Buckthorn Solar, due 2025	119	119	L+1.750	20
Capistrano Wind Portfolio, due 2029 and 2031	152	156	S+2.100-S+2.150	33
Carlsbad Energy Holdings LLC, due 2027	114	115	L+1.750	77
Carlsbad Energy Holdings LLC, due 2038	407	407	4.120	—
Carlsbad Holdco, LLC, due 2038	197	197	4.210	5
CVSR, due 2037	612	627	2.339-3.775	—
CVSR Holdco Notes, due 2037	151	160	4.680	13
Daggett 3, due 2023 and 2028	446	—	S+1.262	35
DG-CS Master Borrower LLC, due 2040	406	413	3.510	30
Marsh Landing, due 2023	6	19	L+2.375	31
Mililani I, due 2027	47	47	L+1.500	6
NIMH Solar, due 2024	161	163	S+2.150	12
Oahu Solar Holdings LLC, due 2026	83	83	L+1.375	10
Rosie Class B LLC, due 2027	76	76	L+1.750	17
Utah Solar Holdings, due 2036	257	257	3.590	9
Viento Funding II, LLC, due 2029	182	184	S+1.475	25
Waiawa, due 2028	47	97	S+1.600	12
Walnut Creek, due 2023	8	19	L+1.875	63
WCEP Holdings, LLC, due 2023	25	26	L+3.000	—
Other	135	137	Various	252
Subtotal non-recourse project-level debt	5,069	4,745
Total debt	7,194	6,870
Less current maturities	(366)	(322)
Less net debt issuance costs	(62)	(61)
Add premiums (d)	3	4
Total long-term debt	$6,769	$6,491

(a) As of March 31, 2023, L+ equals 3 month LIBOR plus x%, except Marsh Landing, due 2023 and Walnut Creek, due 2023, where L+ equals 1 month LIBOR plus x%.
(b) S+ equals SOFR plus x%.
(c) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement.
(d) Premiums relate to the 2028 Senior Notes.
The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of March 31, 2023, the Company was in compliance with all of the required covenants.

The discussion below describes material changes to or additions of long-term debt for the three months ended March 31, 2023.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
On March 15, 2023, Clearway Energy Operating LLC refinanced the Amended and Restated Credit Agreement, which (i) replaced LIBOR with SOFR plus a credit spread adjustment of 0.10% as the applicable reference rate, (ii) increased the available revolving commitments to an aggregate principal amount of $700 million, (iii) extended the maturity date to March 15, 2028, (iv) increased the letter of credit sublimit to $594 million and (v) implemented certain other technical modifications.
As of March 31, 2023, the Company had no outstanding borrowings under the revolving credit facility and $139 million in letters of credit outstanding.
Project-level Debt
Waiawa
On March 30, 2023, when the Waiawa solar project reached substantial completion, the tax equity investor contributed an additional $41 million and CEG contributed an additional $8 million, which was utilized, along with the $17 million in escrow, to repay the $55 million tax equity bridge loan, to fund $10 million in construction completion reserves and to pay $1 million in associated fees. Subsequent to the Waiawa acquisition on October 3, 2022, the Company borrowed an additional $25 million in construction loans that was converted to a term loan in the amount of $47 million on March 30, 2023.
Daggett 3
On February 17, 2023, as part of the acquisition of Daggett 3, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the project’s financing agreement, which included a $181 million construction loan that converts to a term loan upon the project reaching substantial completion, $229 million tax equity bridge loan and $75 million sponsor equity bridge loan. The sponsor equity bridge loan was repaid at acquisition date, along with $8 million in associated fees, utilizing all of the proceeds from the Company and cash equity investor, which were contributed back to the Company by CEG. The tax equity bridge loan will be repaid with the final proceeds received from the tax equity investor upon Daggett 3 reaching substantial completion, which is expected to occur in the second half of 2023, along with the $62 million that was contributed into escrow by the tax equity investor at acquisition date. Subsequent to the Daggett 3 acquisition, the Company borrowed an additional $36 million in construction loans.
Note 8 — Loss Per Share
Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Shares issued during the year are weighted for the portion of the year that they were outstanding. Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to all potentially dilutive common shares that were outstanding during the period.
The reconciliation of the Company’s basic and diluted loss per share is shown in the following tables:

	Three months ended March 31,
	2023		2022
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted loss per share attributable to Clearway Energy, Inc. common stockholders
Net loss attributable to Clearway Energy, Inc.	$—	$—	$(9)	$(23)
Weighted average number of common shares outstanding — basic and diluted	35	82	35	82
Loss per weighted average common share — basic and diluted	$—	$—	$(0.28)	$(0.28)

(a) Net loss attributable to Clearway Energy, Inc. and basic and diluted loss per share might not recalculate due to presenting amounts in millions rather than whole dollars.

Note 9 — Segment Reporting
The Company’s segment structure reflects how management currently operates and allocates resources. The Company’s businesses are segregated based on conventional power generation, renewable businesses which consist of solar, wind and energy storage The Corporate segment reflects the Company’s corporate costs and includes eliminating entries. The Company’s chief operating decision maker, its Chief Executive Officer, evaluates the performance of its segments based on operational measures including adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, and CAFD, as well as net income (loss).

	Three months ended March 31, 2023
(In millions)	Conventional Generation	Renewables	Corporate (a)	Total
Operating revenues	$95	$193	$—	$288
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	29	79	—	108
Depreciation, amortization and accretion	33	95	—	128
General and administrative	—	—	10	10
Operating income (loss)	33	19	(10)	42
Equity in earnings (losses) of unconsolidated affiliates	1	(4)	—	(3)
Other income, net	1	1	6	8
Interest expense	(11)	(64)	(24)	(99)
Income (loss) before income taxes	24	(48)	(28)	(52)
Income tax benefit	—	—	(12)	(12)
Net Income (Loss)	$24	$(48)	$(16)	$(40)
Total Assets	$2,203	$10,055	$491	$12,749

(a) Includes eliminations.

	Three months ended March 31, 2022
(In millions)	Conventional Generation	Renewables	Thermal	Corporate (a)	Total
Operating revenues	$108	$47	$59	$—	$214
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	21	68	39	—	128
Depreciation, amortization and accretion	33	91	—	—	124
General and administrative	—	—	1	11	12
Transaction and integration costs	—	—	—	2	2
Development costs	—	—	1	—	1
Operating income (loss)	54	(112)	18	(13)	(53)
Equity in earnings of unconsolidated affiliates	1	3	—	—	4
Loss on debt extinguishment	—	(2)	—	—	(2)
Interest expense	(8)	(8)	(5)	(26)	(47)
Income (loss) before income taxes	47	(119)	13	(39)	(98)
Income tax benefit	—	—	—	(1)	(1)
Net Income (Loss)	$47	$(119)	$13	$(38)	$(97)

(a) Includes eliminations.

Note 10 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following amounts:

	Three months ended March 31,
	2023	2022
	(In millions, except percentages)
Loss before income taxes	$(52)	$(98)
Income tax benefit	(12)	(1)
Effective income tax rate	23.1%	1.0%
For both the three months ended March 31, 2023 and 2022, respectively, the overall effective tax rate was different than the statutory rate of 21% primarily due to the allocation of taxable earnings and losses based on the partners’ interest in Clearway Energy LLC, which includes the effects of applying the HLBV method of accounting for book purposes for certain partnerships.
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
O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, services to these subsidiaries. The Company incurred total expenses for these services of $17 million and $15 million for the three months ended March 31, 2023 and 2022, respectively. There was a balance of $11 million and $14 million due to RENOM as of March 31, 2023 and December 31, 2022, respectively.
Administrative Services Agreements by and between the Company and CEG
Various wholly-owned subsidiaries of the Company are parties to services agreements with Clearway Asset Services LLC and Solar Asset Management LLC, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company's subsidiaries. The Company incurred expenses under these agreements of $4 million and $3 million for the three months ended March 31, 2023 and 2022, respectively. There was a balance of $1 million and $3 million due to CEG as of March 31, 2023 and December 31, 2022, respectively.
CEG Master Services Agreements
The Company is a party to Master Services Agreements with CEG, or MSAs, pursuant to which CEG and certain of its affiliates or third-party service providers provide certain services to the Company, including operational and administrative services, which include human resources, information systems, external affairs, accounting, procurement and risk management services, and the Company provides certain services to CEG, including accounting, internal audit, tax and treasury services, in exchange for the payment of fees in respect of such services. The Company incurred net expenses of $1 million under these agreements for each of the three months ended March 31, 2023 and 2022.
Note 12 — Contingencies
This note should be read in conjunction with the complete description under Item 15 — Note 16, Commitments and Contingencies, to the consolidated financial statements included in the Company’s 2022 Form 10-K.

The Company’s material legal proceeding is described below. The Company believes that it has a valid defense to this legal proceeding and intends to defend it vigorously. The Company records reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. As applicable, the Company has established an adequate reserve for the matter discussed below. In addition, legal costs are expensed as incurred. Management assesses such matters based on current information and makes a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought, and the probability of success. The Company is unable to predict the outcome of the legal proceeding below or reasonably estimate the scope or amount of any associated costs and potential liabilities. As additional information becomes available, management adjusts its assessment and estimate of such contingency accordingly. Because litigation is subject to inherent uncertainties and unfavorable rulings or developments, it is possible that the ultimate resolution of the Company’s liabilities and contingencies could be at amounts that are different from its currently recorded reserves and that such difference could be material.
In addition to the legal proceeding noted below, the Company and its subsidiaries are party to other litigation or legal proceedings arising in the ordinary course of business. In management’s opinion, the disposition of these ordinary course matters will not materially adversely affect the Company’s consolidated financial position, results of operations, or cash flows.
Buckthorn Solar Litigation
On October 8, 2019, the City of Georgetown, Texas, or Georgetown, filed a petition in the District Court of Williamson County, Texas naming Buckthorn Westex, LLC, the Company’s subsidiary that owns the Buckthorn Westex solar project, as the defendant, alleging fraud by nondisclosure and breach of contract in connection with the project and the PPA, and seeking (i) rescission and/or cancellation of the PPA, (ii) declaratory judgment that the alleged breaches constitute an event of default under the PPA entitling Georgetown to terminate, and (iii) recovery of all damages, costs of court, and attorneys’ fees. On November 15, 2019, Buckthorn Westex filed an original answer and counterclaims (i) denying Georgetown’s claims, (ii) alleging Georgetown has breached its contracts with Buckthorn Westex by failing to pay amounts due, and (iii) seeking relief in the form of (x) declaratory judgment that Georgetown’s alleged failure to pay amounts due constitute breaches of and an event of default under the PPA and that Buckthorn did not commit any events of default under the PPA, (y) recovery of costs, expenses, interest, and attorneys’ fees, and (z) such other relief to which it is entitled at law or in equity. In response to motions for partial summary judgment filed by each party, the court denied Georgetown’s motion in its entirety, granted Buckthorn Westex’s motion with respect to the fraud by nondisclosure claim and denied Buckthorn Westex’s motion with respect to the breach of contract claim. The case is expected to proceed to trial in October 2023. Buckthorn Westex believes the allegations of Georgetown are meritless, and Buckthorn Westex is vigorously defending its rights under the PPA.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company’s historical financial condition and results of operations.
As you read this discussion and analysis, refer to the Company’s consolidated financial statements to this Form 10-Q, which present the results of operations for the three months ended March 31, 2023 and 2022. Also refer to the Company’s 2022 Form 10-K, which includes detailed discussions of various items impacting the Company’s business, results of operations and financial condition.
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

Executive Summary
Introduction and Overview
Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor with a focus on investments in clean energy and owner of modern, sustainable and long-term contracted assets across North America. The Company is sponsored by GIP and TotalEnergies through the portfolio company, Clearway Energy Group LLC, or CEG, which is equally owned by GIP and TotalEnergies. GIP is an independent infrastructure fund manager that makes equity and debt investments in infrastructure assets and businesses. TotalEnergies is a global multi-energy company.
The Company is one of the largest renewable energy owners in the U.S. with over 5,500 net MW of installed wind and solar generation projects. The Company’s over 8,000 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of these offtake agreements was approximately 10 years as of March 31, 2023 based on CAFD.
As of March 31, 2023, the Company’s operating assets are comprised of the following projects:

Projects	Percentage Ownership	Net Capacity (MW) (a)	Counterparty	Expiration
Conventional
Carlsbad	100%	527	San Diego Gas & Electric	2038
El Segundo	100%	550	SCE	2023 - 2026
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Various	2023 - 2030
Walnut Creek	100%	485	SCE	2023 - 2026
Total Conventional		2,472
Utility Scale Solar
Agua Caliente	51%	148	PG&E	2039
Alpine	100%	66	PG&E	2033
Avenal	50%	23	PG&E	2031
Avra Valley	100%	27	Tucson Electric Power	2032
Blythe	100%	21	SCE	2029
Borrego	100%	26	San Diego Gas and Electric	2038
Buckthorn Solar (b)	100%	150	City of Georgetown, TX	2043
CVSR	100%	250	PG&E	2038
Desert Sunlight 250	25%	63	SCE	2034
Desert Sunlight 300	25%	75	PG&E	2039
Kansas South	100%	20	PG&E	2033
Mililani I (b) (c)	50%	20	Hawaiian Electric Company	2042
Oahu Solar Projects (b)	100%	61	Hawaiian Electric Company	2041
Roadrunner	100%	20	El Paso Electric	2031
Rosamond Central (b)	50%	96	Various	2035 - 2047
TA High Desert	100%	20	SCE	2033
Utah Solar Portfolio	100%	530	PacifiCorp	2036
Waiawa (b) (c)	50%	36	Hawaiian Electric Company	2043
Total Utility Scale Solar (d)		1,652
Distributed Solar
DGPV Fund Projects (b)	100%	286	Various	2030 - 2044
Solar Power Partners (SPP) Projects	100%	25	Various	2026 - 2037
Other DG Projects	100%	21	Various	2023 - 2039
Total Distributed Solar (d)		332

Projects	Percentage Ownership	Net Capacity (MW) (a)	Counterparty	Expiration
Wind
Alta I	100%	150	SCE	2035
Alta II	100%	150	SCE	2035
Alta III	100%	150	SCE	2035
Alta IV	100%	102	SCE	2035
Alta V	100%	168	SCE	2035
Alta X (b)	100%	137	SCE	2038
Alta XI (b)	100%	90	SCE	2038
Black Rock (b)	50%	58	Toyota and AEP	2036
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Capistrano Wind Portfolio	100%	413	Various	2030 - 2033
Elbow Creek (b)	100%	122	Various	2029
Elkhorn Ridge	66.7%	54	Nebraska Public Power District	2029
Forward	100%	29	Constellation NewEnergy, Inc.	2025
Goat Wind	100%	150	Dow Pipeline Company	2025
Langford (b)	100%	160	Goldman Sachs	2033
Laredo Ridge	100%	81	Nebraska Public Power District	2031
Lookout	100%	38	Southern Maryland Electric Cooperative	2030
Mesquite Sky (b)	50%	170	Various	2033 - 2036
Mesquite Star (b)	50%	210	Various	2032 - 2035
Mt. Storm	100%	264	Citigroup	2031
Ocotillo	100%	55	N/A
Odin	99.9%	21	Missouri River Energy Services	2028
Pinnacle (b)	100%	54	Maryland Department of General Services and University System of Maryland	2031
Rattlesnake (b) (e)	100%	160	Avista Corporation	2040
San Juan Mesa	75%	90	Southwestern Public Service Company	2025
Sleeping Bear	100%	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork	100%	19	PacifiCorp	2028
Spring Canyon II (b)	90.1%	31	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	26	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado (b)	100%	161	Southwestern Public Service Company	2027
Total Wind (d)		3,658
Total net generation capacity		8,114

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company’s percentage ownership in the facility as of March 31, 2023.
(b) Projects are part of tax equity arrangements and ownership percentage is based on cash to be distributed, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities.
(c) Includes storage capacity that matches the facility’s rated generating capacity.
(d) Typical average capacity factors are 25% for solar facilities and 25-45% for wind facilities. For the three months ended March 31, 2023, the Company's solar and wind facilities had weighted-average capacity factors of 20% and 34%, respectively. For the three months ended March 31, 2022, the Company’s solar and wind facilities had weighted-average capacity factors of 25% and 32%, respectively. The weight-average capacity factors can vary based on seasonality and weather conditions.
(e) Rattlesnake has a deliverable capacity of 144 MW.

Significant Events
Drop Down Transactions
•On May 3, 2023, the Company entered into an agreement with CEG to repower the Cedro Hill wind project, which is included in the Capistrano Wind Portfolio and is located in Bruni, Texas. The Company expects to invest approximately $63 million in net corporate capital, subject to closing adjustments. Contingent upon achieving repowering commercial operations in the second half of 2024, the 160 MW project will sell power to its existing counterparty, an investment-grade utility, for an additional 15 years ending in 2045 under an amended PPA.
•On February 17, 2023, the Company, through its indirect subsidiary, Daggett Solar Investment LLC, acquired the Class A membership interests in Daggett TargetCo LLC, the indirect owner of the Daggett 3 solar project, a 300 MW solar project with matching storage capacity that is currently under construction, located in San Bernardino, California from Clearway Renew LLC, a subsidiary of CEG, for cash consideration of $21 million. Simultaneously, a cash equity investor acquired the Class B membership interests in Daggett TargetCo LLC from Clearway Renew LLC for cash consideration of $129 million. The Company and the third-party investor then contributed their Class A and B membership interests, respectively, into Daggett Renewable Holdco LLC, a partnership between the Company and the cash equity investor, which consolidates Daggett TargetCo LLC. Daggett TargetCo LLC consolidates, as the indirect owner of the primary beneficiary, a tax equity fund, Daggett TE Holdco LLC, which owns the Daggett 3 solar project. See Note 3, Acquisitions and Dispositions, for further discussion of the transaction.
Corporate Financing Activities
•On March 15, 2023, Clearway Energy Operating LLC refinanced the Amended and Restated Credit Agreement. See Note 7, Long-term Debt, for further discussion of the amendment.
Project-level Financing Activities
•In connection with the 2022 Drop Down of Waiawa and the 2023 Drop Down of Daggett 3, the Company assumed non-recourse project-level debt. See Note 7, Long-term Debt, for further discussion of the non-recourse project-level debt associated with each project.
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
The Company’s environmental matters are further described in the Company’s 2022 Form 10-K in Item 1, Business — Environmental Matters and Item 1A, Risk Factors.
Regulatory Matters
The Company’s regulatory matters are described in the Company’s 2022 Form 10-K in Item 1, Business — Regulatory Matters and Item 1A, Risk Factors.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended March 31,
(In millions)	2023	2022	Change
Operating Revenues
Energy and capacity revenues	$304	$360	$(56)
Other revenues	12	22	(10)
Contract amortization	(47)	(42)	(5)
Mark-to-market for economic hedges	19	(126)	145
Total operating revenues	288	214	74
Operating Costs and Expenses
Cost of fuels	—	22	(22)
Operations and maintenance	83	76	7
Other costs of operations	25	30	(5)
Depreciation, amortization and accretion	128	124	4
General and administrative	10	12	(2)
Transaction and integration costs	—	2	(2)
Development costs	—	1	(1)
Total operating costs and expenses	246	267	(21)
Operating Income (Loss)	42	(53)	95
Other Income (Expense)
Equity in (losses) earnings of unconsolidated affiliates	(3)	4	(7)
Other income, net	8	—	8
Loss on debt extinguishment	—	(2)	2
Derivative interest (expense) income	(21)	41	(62)
Other interest expense	(78)	(88)	10
Total other expense, net	(94)	(45)	(49)
Loss Before Income Taxes	(52)	(98)	46
Income tax benefit	(12)	(1)	(11)
Net Loss	(40)	(97)	57
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(40)	(65)	25
Net Loss Attributable to Clearway Energy, Inc.	$—	$(32)	$32

	Three months ended March 31,
Business metrics:	2023	2022
Solar MWh generated/sold (in thousands) (a)	866	1,060
Wind MWh generated/sold (in thousands) (a)	2,744	2,259
Renewables MWh generated/sold (in thousands) (a)	3,610	3,319
Thermal MWt sold (in thousands) (b)	—	652
Thermal MWh sold (in thousands) (b)	—	14
Conventional MWh generated (in thousands) (a) (c)	89	132
Conventional equivalent availability factor	74.4%	95.3%

(a) Volumes do not include the MWh generated/sold by the Company’s equity method investments.
(b) On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR.
(c) Volumes generated are not sold as the Conventional facilities sell capacity rather than energy.

Management’s Discussion of the Results of Operations for the Three Months Ended March 31, 2023 and 2022
Operating Revenues
Operating revenues increased by $74 million during the three months ended March 31, 2023, compared to the same period in 2022, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables Segment	Increase driven by the acquisition of the Capistrano Wind Portfolio in August 2022.	$20
	Decrease driven primarily by lower solar generation.	(14)
Conventional Segment	Decrease driven by lower availability at El Segundo facility due to the timing of annual planned maintenance outages.	(8)
	Decrease driven by outages at the Walnut Creek and Marsh Landing facilities during the first quarter of 2023, resulting in lower capacity revenue.	(5)
Thermal Segment	Decrease driven by the sale of the Thermal Business on May 1, 2022.	(59)
Mark-to-market for economic hedges	Increase primarily driven by decreases in forward power prices in the ERCOT and PJM markets.	145
Contract amortization	Increase primarily driven by amortization of the intangible assets of PPAs related to the acquisition of the Capistrano Wind Portfolio in August 2022.	(5)
		$74
Cost of Fuels
Cost of fuels decreased by $22 million during the three months ended March 31, 2023, compared to the same period in 2022, due to the sale of the Thermal Business on May 1, 2022.
Operations and Maintenance Expense
Operations and maintenance expense increased by $7 million during the three months ended March 31, 2023, compared to the same period in 2022, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables Segment	Increase primarily driven by the acquisition of the Capistrano Wind Portfolio in August 2022.	$6
	Increase primarily driven by maintenance activities at the wind facilities.	5
Conventional Segment	Increase primarily driven by timing of annual planned maintenance outages at the El Segundo facility.	7
	Increase primarily driven by unplanned outages at the Walnut Creek and Marsh Landing facilities.	3
Thermal Segment	Decrease primarily driven by the sale of the Thermal Business on May 1, 2022.	(14)
		$7
Other Income, Net
Other income, net increased $8 million during the three months ended March 31, 2023, compared to the same period in 2022, primarily due to higher interest income earned on larger cash balances with investments in money market and time deposit accounts. The larger cash balances at March 31, 2023, compared to March 31, 2022, were as a result of the proceeds received from the sale of the Thermal Business on May 1, 2022.

Interest Expense
Interest expense increased by $52 million during the three months ended March 31, 2023, compared to the same period in 2022, primarily due to the following:

(In millions)
Change in fair value of interest rate swaps	$62
Decrease in interest expense due to the sale of the Thermal Business on May 1, 2022	(5)
Decrease in interest expense due to decreased principal balances of Corporate debt, which includes repayment of the outstanding borrowings under the Bridge Loan Agreement and the revolving credit facility on May 3, 2022	(3)
Decrease in interest expense due to decreased principal balances of project-level debt	(2)
$52
Income Tax Benefit
For the three months ended March 31, 2023, the Company recorded an income tax benefit of $12 million on a pretax loss of $52 million. For the same period in 2022, the Company recorded an income tax benefit of $1 million on a pretax loss of $98 million. The $11 million increase in income tax benefit during the three months ended March 31, 2023, compared to the same period in 2022, was primarily due to the difference in allocation of taxable earnings and losses, which includes the effect of applying the HLBV method of accounting for book purposes for certain partnerships.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the three months ended March 31, 2023, the Company had a net loss of $40 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method	$(33)
CEG’s economic interest in Clearway Energy LLC	(10)
Income attributable to third-party partnerships	3
$(40)
For the three months ended March 31, 2022, the Company had a net loss of $65 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
CEG’s economic interest in Clearway Energy LLC	$(25)
Losses attributable to third-party partnerships	(22)
Losses attributable to tax equity financing arrangements and the application of the HLBV method	(18)
$(65)

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
Current Liquidity Position
As of March 31, 2023 and December 31, 2022, the Company’s liquidity was approximately $1.57 billion and $1.37 billion, respectively, comprised of cash, restricted cash and availability under the Company’s revolving credit facility.

(In millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents:
Clearway Energy, Inc. and Clearway Energy LLC, excluding subsidiaries	$451	$536
Subsidiaries	125	121
Restricted cash:
Operating accounts	143	109
Reserves, including debt service, distributions, performance obligations and other reserves	294	230
Total cash, cash equivalents and restricted cash	1,013	996
Revolving credit facility availability	561	370
Total liquidity	$1,574	$1,366
The Company’s liquidity includes $437 million and $339 million of restricted cash balances as of March 31, 2023 and December 31, 2022, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company’s projects that are restricted in their use. As of March 31, 2023, these restricted funds were comprised of $143 million designated to fund operating expenses, approximately $168 million designated for current debt service payments and $97 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $29 million is held in distribution reserve accounts.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
On March 15, 2023, Clearway Energy Operating LLC refinanced the Amended and Restated Credit Agreement, which (i) replaced LIBOR with SOFR plus a credit spread adjustment of 0.10% as the applicable reference rate, (ii) increased the available revolving commitments to an aggregate principal amount of $700 million, (iii) extended the maturity date to March 15, 2028, (iv) increased the letter of credit sublimit to $594 million and (v) implemented certain other technical modifications.
As of March 31, 2023, the Company had no outstanding borrowings under the revolving credit facility and $139 million in letters of credit outstanding. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
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
Sources of Liquidity
The Company’s principal sources of liquidity include cash on hand, cash generated from operations, proceeds from sales of assets, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. As described in Note 7, Long-term Debt, to this Form 10-Q and Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company’s 2022 Form 10-K, the Company’s financing arrangements consist of corporate level debt, which includes Senior Notes and the revolving credit facility, the ATM Program and project-level financings for its various assets.

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
The following table summarizes the credit ratings for the Company and its Senior Notes as of March 31, 2023:

	S&P	Moody’s
Clearway Energy, Inc.	BB	Ba2
4.750% Senior Notes, due 2028	BB	Ba2
3.750% Senior Notes, due 2031	BB	Ba2
3.750% Senior Notes, due 2032	BB	Ba2
Uses of Liquidity
The Company’s requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Note 7, Long-term Debt; (ii) capital expenditures; (iii) off-balance sheet arrangements; (iv) acquisitions and investments, as described more fully in Note 3, Acquisitions and Dispositions; and (v) cash dividends to investors.
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
For the three months ended March 31, 2023, the Company used approximately $88 million to fund capital expenditures, including growth expenditures of $81 million in the Renewables segment, funded through construction-related financing. Renewables segment capital expenditures included $74 million incurred in connection with the Daggett 3 solar project and $7 million incurred in connection with the Waiawa solar project. In addition, the Company incurred $7 million in maintenance capital expenditures. The Company estimates $35 million of maintenance expenditures for 2023. These estimates are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates.
Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by CEG, as well as generation assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its business.
Waiawa Drop Down - In connection with the 2022 Drop Down of Waiawa, the Company assumed the project’s financing agreement, which includes a construction loan that converted to a term loan on March 30, 2023 upon the project reaching substantial completion and a tax equity bridge loan that was repaid on March 30, 2023.
Daggett 3 Drop Down — On February 17, 2023, the Company, through its indirect subsidiary, Daggett Solar Investment LLC, acquired the Class A membership interests in Daggett TargetCo LLC, the indirect owner of the Daggett 3 solar project for cash consideration of $21 million and then contributed its Class A membership interests into Daggett Renewable Holdco LLC, a partnership between the Company and a cash equity investor, which consolidates Daggett TargetCo LLC. Daggett TargetCo LLC consolidates, as the indirect owner of the primary beneficiary, a tax equity fund, Daggett TE Holdco LLC, which owns the Daggett 3 solar project. Daggett 3 has PPAs with investment-grade counterparties that have a 15-year weighted average contract duration that commence when the underlying operating assets reach commercial operations, which is expected to occur for the majority of the operating assets in the second quarter of 2023. The acquisition was funded with existing sources of liquidity.

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
The following table lists the dividends paid on the Company’s Class A common stock and Class C common stock during the three months ended March 31, 2023:

First Quarter 2023
Dividends per Class A share	$0.3745
Dividends per Class C share	0.3745
On May 3, 2023, the Company declared quarterly dividends on its Class A and Class C common stock of $0.3818 per share payable on June 15, 2023 to stockholders of record as of June 1, 2023.
Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
As of March 31, 2023, the Company has several investments with an ownership interest percentage of 50% or less in energy and an energy-related entity that is accounted for under the equity method. GenConn is a variable interest entity for which the Company is not the primary beneficiary. The Company’s pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $320 million as of March 31, 2023. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.
Contractual Obligations and Commercial Commitments
The Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company’s capital expenditure programs, as disclosed in the Company’s 2022 Form 10-K.

Cash Flow Discussion
The following table reflects the changes in cash flows for the comparative periods:

	Three months ended March 31,
	2023	2022	Change
	(In millions)
Net cash provided by operating activities	$75	$93	$(18)
Net cash used in investing activities	(86)	(92)	6
Net cash provided by (used in) financing activities	28	(184)	212
Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Decrease in operating income adjusted for non-cash items	$(19)
Decrease in distributions from unconsolidated affiliates	(5)
Increase in working capital primarily driven by the timing of accounts receivable collections and payments of accounts payable	6
$(18)
Net Cash Used in Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Decrease in cash paid for Drop Down Assets	$44
Increase in the return of investment from unconsolidated affiliates	6
Increase in capital expenditures	(41)
Other	(3)
$6
Net Cash Provided by (Used in) Financing Activities

Changes in net cash provided by (used in) financing activities were driven by:	(In millions)
Increase in contributions from noncontrolling interest members, net of distributions	$250
Cash released from escrow distributed to CEG in 2022	64
Decrease in proceeds from the revolving credit facility, net of payments	(60)
Decrease in proceeds from the issuance of long-term debt, net of payments	(39)
Increase in dividends paid to common stockholders and distributions paid to CEG unit holders	(6)
Other	3
$212

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
As of December 31, 2022, the Company had a cumulative federal NOL carry forward balance of $481 million for financial statement purposes, of which $88 million will begin expiring in 2037 if unutilized. The Company does not anticipate material federal income tax payments until 2027. Additionally, as of December 31, 2022, the Company had a cumulative state NOL carryforward balance of $64 million for financial statement purposes, which will expire between 2023 to 2040 if unutilized. In addition, the Company has PTC and ITC carryforward balances totaling $18 million, which will expire between 2034 and 2042 if unutilized.
As a result of the sale of the Thermal Business, the Company, after the utilization of various state NOL carryforwards, has paid $9 million in state income taxes through March 31, 2023, and expects to pay approximately $19 million of additional state income taxes in the second quarter of 2023 related to the year ended December 31, 2022. The Company does not anticipate being subject to the corporate minimum tax on financial statement income as enacted by the recently passed the IRA, which is discussed in further detail below.
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
The Company is subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state jurisdictions. All tax returns filed by the Company for the year ended December 31, 2013 and forward remain subject to audit. As of December 31, 2022, the U.S federal partnership returns of three subsidiaries of the Company are under audit by the IRS. The IRS has issued proposed adjustments with respect to one of the subsidiaries under audit. The Company believes that such proposed adjustments are incorrect and, in any case, would not impact the Company’s tax liability or the tax liability of such subsidiary. The IRS has not yet issued any proposed adjustments with respect to the other two subsidiaries under audit. The Company believes that the ultimate settlement of each of these audits will not be material to the Company’s financial condition, results of operations or liquidity. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in tax audits of the Company are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
The Company has no material uncertain tax benefits as of March 31, 2023.
Fair Value of Derivative Instruments
The Company may enter into commodity purchase contracts and other energy-related financial instruments to mitigate variability in earnings due to fluctuations in spot market prices. In addition, in order to mitigate interest rate risk associated with the issuance of variable rate debt, the Company enters into interest rate swap agreements.
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at March 31, 2023, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at March 31, 2023. For a full discussion of the Company’s valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses) Gains	(In millions)
Fair value of contracts as of December 31, 2022	$(264)
Contracts realized or otherwise settled during the period	13
Contracts acquired during the period	27
Changes in fair value	(20)
Fair value of contracts as of March 31, 2023	$(244)

	Fair value of contracts as of March 31, 2023
	Maturity
Fair Value Hierarchy (Losses) Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$27	$27	$21	$15	$90
Level 3	(39)	(89)	(86)	(120)	(334)
Total	$(12)	$(62)	$(65)	$(105)	$(244)
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

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to several market risks in its normal business activities. Market risk is the potential loss that may result from market changes associated with the Company’s power generation or with an existing or forecasted financial or commodity transaction. The types of market risks the Company is exposed to are commodity price risk, interest rate risk, liquidity risk and credit risk. The following disclosures about market risk provide an update to, and should be read in conjunction with, Item 7A — Quantitative and Qualitative Disclosures About Market Risk, of the Company’s 2022 Form 10-K.
Commodity Price Risk
Commodity price risks result from exposures to changes in spot prices, forward prices, volatilities and correlations between various commodities, such as electricity and emissions credits. The Company manages the commodity price risk of its merchant generation operations by entering into derivative or non-derivative instruments to hedge the variability in future cash flows from forecasted power sales. The portion of forecasted transactions hedged may vary based upon management's assessment of market, weather, operation and other factors.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MWh increase or decrease in power prices across the term of the derivatives contracts would cause a change of approximately $7 million to the net value of power derivatives as of March 31, 2023.
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
Most of the Company’s project subsidiaries enter into interest rate swaps intended to hedge the risks associated with interest rates on non-recourse project-level debt. See Item 15 — Note 10, Long-term Debt, to the Company’s audited consolidated financial statements for the year ended December 31, 2022 included in the 2022 Form 10-K for more information about interest rate swaps of the Company’s project subsidiaries.
If all of the interest rate swaps had been discontinued on March 31, 2023, the counterparties would have owed the Company $98 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of March 31, 2023, a change of 1%, or 100 basis points, in interest rates would result in an approximately $1 million change in market interest expense on a rolling twelve-month basis.
As of March 31, 2023, the fair value of the Company’s debt was $6.76 billion and the carrying value was $7.20 billion. The Company estimates that a decrease of 1%, or 100 basis points, in market interest rates would have increased the fair value of its long-term debt by approximately $362 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of the material legal proceedings in which the Company was involved through March 31, 2023, see Note 12, Contingencies, to this Form 10-Q.

ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company’s 2022 Form 10-K. There have been no material changes in the Company’s risk factors since those reported in its 2022 Form 10-K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
4.1	Twelfth Supplemental Indenture, dated as of February 14, 2023, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 21, 2023.
4.2	Fourth Supplemental Indenture, dated as of February 14, 2023, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 21, 2023.
4.3	Third Supplemental Indenture, dated as of February 14, 2023, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 21, 2023.
10.1	Amended and Restated Master Services Agreement, dated as of February 2, 2023, by and among Clearway Energy Group LLC, Clearway Energy, Inc., Clearway Energy LLC and Clearway Energy Operating LLC.	Incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on February 23, 2023.
10.2	Amended and Restated Master Services Agreement, dated as of February 2, 2023, by and among Clearway Energy, Inc., Clearway Energy LLC, Clearway Energy Operating LLC and Clearway Energy Group LLC.	Incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on February 23, 2023.
10.3*
Eighth Amendment to Amended and Restated Credit Agreement, entered into as of March 15, 2023, by and among Clearway Energy Operating LLC, Clearway Energy LLC, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2023.
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

CLEARWAY ENERGY, INC. (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
President and Chief Executive Officer (Principal Executive Officer)

/s/ SARAH RUBENSTEIN
Sarah Rubenstein
Date: May 4, 2023	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)