Form 10-Q
period 2023-06-30
Clearway Energy, Inc.
filed 2023-08-08
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023

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
Yes ☐       No ☒
As of July 31, 2023, there were 34,613,853 shares of Class A common stock outstanding, par value $0.01 per share, 42,738,750 shares of Class B common stock outstanding, par value $0.01 per share, 82,385,884 shares of Class C common stock outstanding, par value $0.01 per share, and 42,336,750 shares of Class D common stock outstanding, par value $0.01 per share.

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2028 Senior Notes	$850 million aggregate principal amount of 4.75% unsecured senior notes due 2028, issued by Clearway Energy Operating LLC
2031 Senior Notes	$925 million aggregate principal amount of 3.75% unsecured senior notes due 2031, issued by Clearway Energy Operating LLC
2032 Senior Notes	$350 million aggregate principal amount of 3.75% unsecured senior notes due 2032, issued by Clearway Energy Operating LLC
Adjusted EBITDA	A non-GAAP measure, represents earnings before interest (including loss on debt extinguishment), tax, depreciation and amortization adjusted for mark-to-market gains or losses, asset write offs and impairments; and factors which the Company does not consider indicative of future operating performance
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates - updates to the ASC
ATM Program	At-The-Market Equity Offering Program
Bridge Loan Agreement	Senior secured bridge credit agreement entered into by Clearway Energy Operating LLC that provided a term loan facility in an aggregate principal amount of $335 million that was repaid on May 3, 2022
BESS	Battery energy storage system
Black Start	The capability of a generating asset to restore the grid in the event of a blackout without relying on the external electric power transmission network
CAFD
A non-GAAP measure, Cash Available for Distribution is defined as of June 30, 2023 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, cash receipts from notes receivable, cash distributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments and payments for lease expenses, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, changes in prepaid and accrued capacity payments and adjusted for development expenses

Capistrano Wind Portfolio	Five wind projects representing 413 MW of capacity, which includes Broken Bow and Crofton Bluffs located in Nebraska, Cedro Hill located in Texas and Mountain Wind Power I and II located in Wyoming
CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreements	Master Services Agreements entered into as of August 31, 2018 and amended on February 2, 2023 between the Company, Clearway Energy LLC and Clearway Energy Operating LLC, and CEG
Clearway Energy LLC	The holding company through which the projects are owned by Clearway Energy Group LLC, the holder of Class B and Class D units, and Clearway Energy, Inc., the holder of the Class A and Class C units
Clearway Energy Group LLC	The holder of all the Company’s Class B and Class D common stock and Clearway Energy LLC’s Class B and Class D units and, from time to time, possibly shares of the Company’s Class A and/or Class C common stock
Clearway Energy Operating LLC	The holder of the project assets that are owned by Clearway Energy LLC
Clearway Renew	Clearway Renew LLC, a subsidiary of CEG
Company	Clearway Energy, Inc., together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
Distributed Solar	Solar power projects, typically less than 20 MW in size (on an alternating current, or AC, basis), that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Assets under common control acquired by the Company from CEG
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board

GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GIP	Global Infrastructure Partners
HLBV	Hypothetical Liquidation at Book Value
IRA	Inflation Reduction Act of 2022
ITC	Investment Tax Credit
KKR	KKR Thor Bidco, LLC, an affiliate of Kohlberg Kravis Roberts & Co. L.P.
LIBOR	London Inter-Bank Offered Rate
Mesquite Star	Mesquite Star Special LLC
Mt. Storm	NedPower Mount Storm LLC
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
Net Exposure	Counterparty credit exposure to Clearway Energy, Inc. net of collateral
NOLs	Net Operating Losses
NPNS	Normal Purchases and Normal Sales
OCI/OCL	Other comprehensive income/loss
O&M	Operations and Maintenance
PG&E	Pacific Gas and Electric Company
PPA	Power Purchase Agreement
PTC	Production Tax Credit
RA	Resource adequacy
RENOM	Clearway Renewable Operation & Maintenance LLC
Rosie Central BESS	Rosie BESS Devco LLC
SCE	Southern California Edison
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2028 Senior Notes, the 2031 Senior Notes and the 2032 Senior Notes
SOFR	Secured Overnight Financing Rate
SPP	Solar Power Partners
SREC	Solar Renewable Energy Credit
Thermal Business	The Company’s thermal business, which consists of thermal infrastructure assets that provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units
TotalEnergies	TotalEnergies SE
U.S.	United States of America
Utah Solar Portfolio	Seven utility-scale solar farms located in Utah, representing 530 MW of capacity
Utility Scale Solar	Solar power projects, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VIE	Variable Interest Entity

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Operating Revenues
Total operating revenues	$406	$368	$694	$582
Operating Costs and Expenses
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	118	112	226	240
Depreciation, amortization and accretion	128	126	256	250
General and administrative	9	11	19	23
Transaction and integration costs	2	3	2	5
Development costs	—	1	—	2
Total operating costs and expenses	257	253	503	520
Gain on sale of business	—	1,291	—	1,291
Operating Income	149	1,406	191	1,353
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	3	10	—	14
Other income, net	9	5	17	5
Loss on debt extinguishment	—	—	—	(2)
Interest expense	(55)	(47)	(154)	(94)
Total other expense, net	(43)	(32)	(137)	(77)
Income Before Income Taxes	106	1,374	54	1,276
Income tax expense	22	225	10	224
Net Income	84	1,149	44	1,052
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	46	579	6	514
Net Income Attributable to Clearway Energy, Inc.	$38	$570	$38	$538
Earnings Per Share Attributable to Clearway Energy, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic and diluted	35	35	35	35
Weighted average number of Class C common shares outstanding - basic and diluted	82	82	82	82
Earnings Per Weighted Average Class A and Class C Common Share - Basic and Diluted	$0.33	$4.89	$0.32	$4.62
Dividends Per Class A Common Share	$0.3818	$0.3536	$0.7563	$0.7004
Dividends Per Class C Common Share	$0.3818	$0.3536	$0.7563	$0.7004
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Net Income	$84	$1,149	$44	$1,052
Other Comprehensive Income
Unrealized gain on derivatives and changes in accumulated OCI/OCL, net of income tax expense, of $1, $1, $— and $3	3	6	—	20
Other comprehensive income	3	6	—	20
Comprehensive Income	87	1,155	44	1,072
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	48	583	6	526
Comprehensive Income Attributable to Clearway Energy, Inc.	$39	$572	$38	$546
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except shares)	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$547	$657
Restricted cash	371	339
Accounts receivable — trade	215	153
Accounts receivable — affiliates	1	—
Inventory	51	47
Derivative instruments	34	26
Prepayments and other current assets	70	54
Total current assets	1,289	1,276
Property, plant and equipment, net	7,748	7,421
Other Assets
Equity investments in affiliates	352	364
Intangible assets for power purchase agreements, net	2,397	2,488
Other intangible assets, net	74	77
Derivative instruments	83	63
Right-of-use assets, net	550	527
Other non-current assets	131	96
Total other assets	3,587	3,615
Total Assets	$12,624	$12,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$330	$322
Accounts payable — trade	63	55
Accounts payable — affiliates	61	22
Derivative instruments	44	50
Accrued interest expense	54	54
Accrued expenses and other current liabilities	54	114
Total current liabilities	606	617
Other Liabilities
Long-term debt	6,708	6,491
Deferred income taxes	118	119
Derivative instruments	259	303
Long-term lease liabilities	578	548
Other non-current liabilities	213	201
Total other liabilities	7,876	7,662
Total Liabilities	8,482	8,279
Redeemable noncontrolling interest in subsidiaries	15	7
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 202,075,237 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 82,385,884, Class D 42,336,750) at June 30, 2023 and 201,972,813 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 82,283,460, Class D 42,336,750) at December 31, 2022	1	1
Additional paid-in capital	1,718	1,761
Retained earnings	412	463
Accumulated other comprehensive income	9	9
Noncontrolling interest	1,987	1,792
Total Stockholders’ Equity	4,127	4,026
Total Liabilities and Stockholders’ Equity	$12,624	$12,312
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(In millions)	2023	2022
Cash Flows from Operating Activities
Net Income	$44	$1,052
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	—	(14)
Distributions from unconsolidated affiliates	11	17
Depreciation, amortization and accretion	256	250
Amortization of financing costs and debt discounts	6	7
Amortization of intangibles	94	82
Loss on debt extinguishment	—	2
Gain on sale of business	—	(1,291)
Reduction in carrying amount of right-of-use assets	8	7
Changes in deferred income taxes	9	197
Changes in derivative instruments and amortization of accumulated OCI/OCL	(51)	92
Cash used in changes in other working capital:
Changes in prepaid and accrued liabilities for tolling agreements	(56)	(74)
Changes in other working capital	(112)	(48)
Net Cash Provided by Operating Activities	209	279
Cash Flows from Investing Activities
Acquisition of Drop Down Assets, net of cash acquired	(7)	(51)
Capital expenditures	(109)	(81)
Return of investment from unconsolidated affiliates	10	6
Investments in unconsolidated affiliates	(10)	—
Proceeds from sale of business	—	1,457
Net Cash (Used in) Provided by Investing Activities	(116)	1,331
Cash Flows from Financing Activities
Contributions from (distributions to) noncontrolling interests, net	275	(7)
Payments of dividends and distributions	(153)	(141)
Distributions to CEG of escrowed amounts	—	(64)
Tax-related distributions	(19)	—
Proceeds from the revolving credit facility	—	80
Payments for the revolving credit facility	—	(325)
Proceeds from the issuance of long-term debt	42	214
Payments of debt issuance costs	(8)	(4)
Payments for long-term debt	(306)	(722)
Other	(2)	(7)
Net Cash Used in Financing Activities	(171)	(976)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(78)	634
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	996	654
Cash, Cash Equivalents and Restricted Cash at End of Period	$918	$1,288
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2023
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balances at December 31, 2022	$—	$1	$1,761	$463	$9	$1,792	$4,026
Net loss	—	—	—	—	—	(43)	(43)
Unrealized loss on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	(1)	(2)	(3)
Contributions from CEG, net of distributions, cash	—	—	—	—	—	30	30
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	215	215
Transfers of assets under common control	—	—	(52)	—	—	46	(6)
Non-cash adjustments for change in tax basis	—	—	9	—	—	—	9
Stock-based compensation	—	—	1	—	—	—	1
Common stock dividends and distributions to CEG unit holders	—	—	—	(44)	—	(32)	(76)
Balances at March 31, 2023	—	1	1,719	419	8	2,006	4,153
Net income	—	—	—	38	—	40	78
Unrealized gain on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	1	2	3
Distributions to CEG, net of contributions, cash	—	—	—	—	—	(4)	(4)
Distributions to noncontrolling interests, net of contributions, cash	—	—	—	—	—	(5)	(5)
Tax-related distributions	—	—	—	—	—	(19)	(19)
Stock-based compensation	—	—	(1)	—	—	—	(1)
Common stock dividends and distributions to CEG unit holders	—	—	—	(45)	—	(32)	(77)
Other	—	—	—	—	—	(1)	(1)
Balances at June 30, 2023	$—	$1	$1,718	$412	$9	$1,987	$4,127
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2022
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balances at December 31, 2021	$—	$1	$1,872	$(33)	$(6)	$1,466	$3,300
Net loss	—	—	—	(32)	—	(67)	(99)
Unrealized gain on derivatives, net of tax	—	—	—	—	6	8	14
Distributions to CEG, net of contributions, cash	—	—	—	—	—	(3)	(3)
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	28	28
Transfers of assets under common control	—	—	(12)	—	—	(25)	(37)
Non-cash adjustments for change in tax basis	—	—	8	—	—	—	8
Stock based compensation	—	—	(2)	—	—	—	(2)
Common stock dividends and distributions to CEG unit holders	—	—	(40)	—	—	(30)	(70)
Balances at March 31, 2022	—	1	1,826	(65)	—	1,377	3,139
Net income	—	—	—	570	—	575	1,145
Unrealized gain on derivatives, net of tax	—	—	—	—	2	4	6
Distributions to CEG, net of contributions, cash	—	—	—	—	—	(20)	(20)
Distributions to noncontrolling interests, net of contributions, cash	—	—	—	—	—	(10)	(10)
Non-cash adjustments for change in tax basis	—	—	(1)	—	—	—	(1)
Stock based compensation	—	—	1	—	—	—	1
Common stock dividends and distributions to CEG unit holders	—	—	(41)	—	—	(30)	(71)
Balances at June 30, 2022	$—	$1	$1,785	$505	$2	$1,896	$4,189
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
As of June 30, 2023, the Company owned 57.90% of the economic interests of Clearway Energy LLC, with CEG owning 42.10% of the economic interests of Clearway Energy LLC.

The following table represents a summarized structure of the Company as of June 30, 2023:

Global Infrastructure Partners (a)
TotalEnergies SE (a)
Clearway Energy Group LLC
Public shareholders
Class B Units and Class D Units
Aggregate 42.10% Economic Interest
Class B Common Stock and Class D Common Stock
Aggregate 54.91% Voting Interest
Clearway Energy, Inc.
Class A Common Stock and Class C Common Stock
Aggregate 45.09% Voting Interest
Sole Managing Member
Class A Units and Class C Units
Aggregate 57.90% Economic Interest
Clearway Energy LLC
Clearway Energy Operating LLC
Project companies

(a) GIP and TotalEnergies each own 50% of CEG through intermediate holding companies.

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
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company’s consolidated financial position as of June 30, 2023, and results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2023 and 2022.
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

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at project subsidiaries was $134 million and $121 million as of June 30, 2023 and December 31, 2022, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2023	December 31, 2022
	(In millions)
Cash and cash equivalents	$547	$657
Restricted cash	371	339
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$918	$996
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company’s projects that are restricted in their use. As of June 30, 2023, these restricted funds were comprised of $104 million designated to fund operating expenses, $168 million designated for current debt service payments and $85 million restricted for reserves including debt service, performance obligations and other reserves as well as capital expenditures. The remaining $14 million is held in distributions reserve accounts.
Accumulated Depreciation and Accumulated Amortization
The following table presents the accumulated depreciation included in property, plant and equipment, net, and accumulated amortization included in intangible assets, net:

	June 30, 2023	December 31, 2022
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$3,232	$3,024
Intangible Assets Accumulated Amortization	972	877
Dividends to Class A and Class C Common Stockholders
The following table lists the dividends paid on the Company's Class A and Class C common stock during the six months ended June 30, 2023:

	Second Quarter 2023	First Quarter 2023
Dividends per Class A share	$0.3818	$0.3745
Dividends per Class C share	0.3818	0.3745
Dividends on the Class A and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
On August 7, 2023, the Company declared quarterly dividends on its Class A and Class C common stock of $0.3891 per share payable on September 15, 2023 to stockholders of record as of September 1, 2023.
Noncontrolling Interests
Clearway Energy LLC Distributions to CEG
The following table lists distributions paid to CEG during the six months ended June 30, 2023 on Clearway Energy LLC’s Class B and D units:

	Second Quarter 2023	First Quarter 2023
Distributions per Class B Unit	$0.3818	$0.3745
Distributions per Class D Unit	0.3818	0.3745

In addition to the quarterly distributions paid to CEG, Clearway Energy LLC distributed an additional $19 million to CEG during the second quarter of 2023, which represents CEG’s pro-rata share of a distribution that was paid in order for the Company to make certain additional tax payments primarily associated with the sale of the Thermal Business. The Company’s share of the distribution was $26 million.
On August 7, 2023, Clearway Energy LLC declared a distribution on its Class B and Class D units of $0.3891 per unit payable on September 15, 2023 to unit holders of record as of September 1, 2023.
Redeemable Noncontrolling Interests
To the extent that a third party has the right to redeem their interests for cash or other assets, the Company has included the noncontrolling interest attributable to the third party as a component of temporary equity in the mezzanine section of the consolidated balance sheet. The following table reflects the changes in the Company’s redeemable noncontrolling interest balance:

(In millions)
Balance at December 31, 2022	$7
Cash distributions to redeemable noncontrolling interests	(1)
Comprehensive income attributable to redeemable noncontrolling interests	9
Balance at June 30, 2023	$15
Revenue Recognition
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers along with the reportable segment for each category:

	Three months ended June 30, 2023
(In millions)	Conventional Generation	Renewables	Total
Energy revenue (a)	$3	$275	$278
Capacity revenue (a)	96	5	101
Other revenue (a)	21	27	48
Contract amortization	(5)	(42)	(47)
Mark-to-market for economic hedges	—	26	26
Total operating revenues	115	291	406
Less: Mark-to-market for economic hedges	—	(26)	(26)
Less: Lease revenue	(104)	(237)	(341)
Less: Contract amortization	5	42	47
Total revenue from contracts with customers	$16	$70	$86

(a) The following amounts of energy, capacity and other revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Total
Energy revenue	$1	$233	$234
Capacity revenue	82	4	86
Other revenue (b)	21	—	21
Total	$104	$237	$341

(b) On May 31, 2023, the Marsh Landing Black Start addition reached commercial operations and the Company will receive an annual fixed fee over a five-year term under the related agreement. The agreement was determined to be a sales-type lease resulting in the Company recording a lease receivable of $21 million included in total operating revenues, offset by net investment costs of $13 million included in cost of operations, resulting in a net pre-tax profit of $8 million.

	Three months ended June 30, 2022
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue (a)	$3	$306	$11	$320
Capacity revenue (a)	106	1	4	111
Other revenue	—	27	3	30
Contract amortization	(6)	(35)	—	(41)
Mark-to-market for economic hedges	—	(52)	—	(52)
Total operating revenues	103	247	18	368
Less: Mark-to-market for economic hedges	—	52	—	52
Less: Lease revenue	(109)	(268)	—	(377)
Less: Contract amortization	6	35	—	41
Total revenue from contracts with customers	$—	$66	$18	$84

(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Total
Energy revenue	$3	$268	$271
Capacity revenue	106	—	106
Total	$109	$268	$377

	Six months ended June 30, 2023
(In millions)	Conventional Generation	Renewables	Total
Energy revenue (a)	$4	$473	$477
Capacity revenue (a)	196	10	206
Other revenue (a)	21	39	60
Contract amortization	(11)	(83)	(94)
Mark-to-market for economic hedges	—	45	45
Total operating revenues	210	484	694
Less: Mark-to-market for economic hedges	—	(45)	(45)
Less: Lease revenue	(205)	(393)	(598)
Less: Contract amortization	11	83	94
Total revenue from contracts with customers	$16	$129	$145

(a) The following amounts of energy, capacity and other revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Total
Energy revenue	$2	$385	$387
Capacity revenue	182	8	190
Other revenue (b)	21	$—	21
Total	$205	$393	$598

(b) Includes revenue recognized for the Marsh Landing Black Start addition that reached commercial operations on May 31, 2023, as described above.

	Six months ended June 30, 2022
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue (a)	$3	$501	$48	$552
Capacity revenue (a)	220	1	18	239
Other revenue	—	41	11	52
Contract amortization	(12)	(71)	—	(83)
Mark-to-market for economic hedges	—	(178)	—	(178)
Total operating revenues	211	294	77	582
Less: Mark-to-market for economic hedges	—	178	—	178
Less: Lease revenue	(223)	(430)	(1)	(654)
Less: Contract amortization	12	71	—	83
Total revenue from contracts with customers	$—	$113	$76	$189

(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue	$3	$430	$1	$434
Capacity revenue	220	—	—	220
Total	$223	$430	$1	$654
Contract Balances
The following table reflects the contract assets and liabilities included on the Company’s consolidated balance sheets:

	June 30, 2023	December 31, 2022
	(In millions)
Accounts receivable, net - Contracts with customers	$62	$37
Accounts receivable, net - Leases	153	116
Total accounts receivable, net	$215	$153
Recently Adopted Accounting Standards
In March 2020, the FASB issued ASU No. 2020-4, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide for optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. These amendments apply only to contracts that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, which affects certain of the Company’s debt and interest rate swap agreements. The guidance is effective for all entities as of March 20, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-6, Deferral of the Sunset Date of Reference Rate Reform, to extend the end of the transition period to December 31, 2024. As of July 14, 2023, the Company has amended all of the applicable contracts that previously used LIBOR as a reference rate and elected to apply the practical expedient to certain modified cash flow interest rate swap and debt agreements. The adoption did not have a material impact on the Company’s financial statements.

Note 3 — Acquisitions and Dispositions
Acquisitions
Daggett 3 Drop Down — On February 17, 2023, the Company, through its indirect subsidiary, Daggett Solar Investment LLC, acquired the Class A membership interests in Daggett TargetCo LLC, the indirect owner of the Daggett 3 solar project, a 300 MW solar project with matching storage capacity that is currently under construction, located in San Bernardino, California, from Clearway Renew, a subsidiary of CEG, for cash consideration of $21 million. Simultaneously, a cash equity investor acquired the Class B membership interests in Daggett TargetCo LLC from Clearway Renew for cash consideration of $129 million. The Company and the cash equity investor then contributed their Class A and B membership interests, respectively, into Daggett Renewable Holdco LLC, a partnership between the Company and the cash equity investor, which consolidates Daggett TargetCo LLC. Daggett TargetCo LLC consolidates, as the indirect owner of the primary beneficiary, a tax equity fund, Daggett TE Holdco LLC, which owns the Daggett 3 solar project, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. Daggett 3 has PPAs with investment-grade counterparties that have a 15-year weighted average contract duration that commence when the underlying operating assets reach commercial operations, which is expected to occur in the second half of 2023. The Daggett 3 operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Daggett 3 on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid of $21 million and the historical cost of the Company’s net assets acquired of $15 million was recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected $21 million of the Company’s purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item contributions from CEG, net of distributions in the consolidated statements of stockholders’ equity.
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
(b) Includes $32 million of project costs that were subsequently funded by CEG. Subsequent to the acquisition date, CEG funded an additional $11 million in project costs. The combined $43 million funded by CEG will be repaid with the proceeds received when the project reaches substantial completion, which is expected to occur in the second half of 2023.
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

Rosie Central BESS — On June 30, 2023, the Company, through its indirect subsidiary, Rosie Class B LLC, the indirect owner of the Rosamond Central solar project, became the owner of the Class B membership interests of Rosie BESS Devco LLC, or Rosie Central BESS, in order to facilitate and fund the construction of a 147 MW battery energy storage system, or BESS, that will be co-located at the Rosamond Central solar facility. Clearway Renew indirectly owns the Class A membership interests. The Company accounts for its investment in Rosie Central BESS as an equity method investment. The Company’s investment consists of $10 million contributed into Rosie Central BESS, funded through contributions from the Company and its cash equity investor in Rosie TargetCo LLC, which consolidates Rosie Class B LLC. On July 3, 2023, Rosie Class B LLC contributed an additional $20 million into Rosie Central BESS, as further described in Note 7, Long-term Debt.
Additionally, on June 30, 2023, Rosamond Central entered into an asset purchase agreement with Clearway Renew to acquire the BESS project assets at mechanical completion for a purchase price of $360 million, of which $72 million is payable at mechanical completion with the remaining $288 million payable at substantial completion. The Company will fund $17 million of the purchase price at mechanical completion and $67 million of the purchase price at substantial completion with the remaining purchase price funded through contributions from the cash equity investor in Rosie TargetCo LLC and the tax equity investor in Rosie TE Holdco LLC. The BESS project is anticipated to reach mechanical completion in the second half of 2023 and to reach substantial completion in the first half of 2024.
The Company’s maximum exposure to loss as of June 30, 2023 is limited to its equity investment in the unconsolidated entities, as further summarized in the table below:

Name	Economic Interest	Investment Balance
		(In millions)
Avenal	50%	$5
Desert Sunlight	25%	227
Elkhorn Ridge	67%	18
GenConn (a)	50%	80
Rosie Central BESS	50%	10
San Juan Mesa	75%	12
		$352

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
The discussion below describes material changes to VIEs during the six months ended June 30, 2023.
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

Summarized financial information for the Company’s consolidated VIEs consisted of the following as of June 30, 2023:

(In millions)	Alta TE Holdco LLC	Buckthorn Holdings, LLC	DGPV Funds (a)	Daggett Renewable Holdco LLC (b)	Langford TE Partnership LLC	Lighthouse Renewable Holdco LLC (c)
Other current and non-current assets	$59	$6	$88	$142	$12	$123
Property, plant and equipment	290	189	510	570	119	819
Intangible assets	193	—	13	—	2	—
Total assets	542	195	611	712	133	942
Current and non-current liabilities	37	11	66	492	53	299
Total liabilities	37	11	66	492	53	299
Noncontrolling interest	39	22	27	234	62	511
Net assets less noncontrolling interest	$466	$162	$518	$(14)	$18	$132

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

(In millions)	Lighthouse Renewable Holdco 2 LLC(a)	Oahu Solar LLC	Pinnacle Repowering TE Holdco LLC	Rattlesnake TE Holdco LLC	Rosie TargetCo LLC	Wildorado TE Holdco LLC	Other (b)
Other current and non-current assets	$42	$39	$6	$14	$45	$20	$14
Property, plant and equipment	353	160	100	180	234	202	148
Intangible assets	—	—	15	—	—	—	1
Total assets	395	199	121	194	279	222	163
Current and non-current liabilities	130	22	5	17	97	19	71
Total liabilities	130	22	5	17	97	19	71
Noncontrolling interest	232	24	42	83	128	105	67
Net assets less noncontrolling interest	$33	$153	$74	$94	$54	$98	$25

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
The carrying amounts and estimated fair values of the Company’s recorded financial instruments not carried at fair market value or that do not approximate fair value are as follows:

	As of June 30, 2023		As of December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion (a)	$7,097	$6,516	$6,874	$6,288

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

	As of June 30, 2023		As of December 31, 2022
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$1,839	$4,677	$1,834	$4,454
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheet. The following table presents assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2023		As of December 31, 2022
	Fair Value (a)		Fair Value (a)
(In millions)	Level 2	Level 3	Level 2	Level 3
Derivative assets:
Interest rate contracts	$117	$—	$89	$—
Other financial instruments (b)	—	12	—	17
Total assets	$117	$12	$89	$17
Derivative liabilities:
Commodity contracts	$—	$303	$—	$353
Total liabilities	$—	$303	$—	$353

(a) There were no derivative assets classified as Level 1 or Level 3 and no liabilities classified as Level 1 as of June 30, 2023 and December 31, 2022.
(b) Includes SREC contract.

The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)		Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(316)	$(280)	$(336)	$(154)
Settlements	5	22	9	28
Additions due to loss of NPNS exception	—	—	—	(22)
Total gains (losses) for the period included in earnings	20	(74)	36	(184)
Ending balance	$(291)	$(332)	$(291)	$(332)
Change in unrealized gains included in earnings for derivatives and other financial instruments held as of June 30, 2023	$20		$36
Derivative and Financial Instruments Fair Value Measurements
The Company's contracts are non-exchange-traded and valued using prices provided by external sources. The Company uses quoted observable forward prices to value its commodity contracts. To the extent that observable forward prices are not available, the quoted prices reflect the average of the forward prices from the prior year, adjusted for inflation. As of June 30, 2023, contracts valued with prices provided by models and other valuation techniques make up 100% of derivative liabilities and other financial instruments.
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
The following table quantifies the significant unobservable inputs used in developing the fair value of the Company’s Level 3 positions:

	June 30, 2023
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Commodity Contracts	$—	$(303)	Discounted Cash Flow	Forward Market Price (per MWh)	$21.02	$71.74	$38.17
Other Financial Instruments	12	—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	60,801 MWh	121,602 MWh	115,622 MWh
The following table provides the impact on the fair value measurements to increases/(decreases) in significant unobservable inputs as of June 30, 2023:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
Forecast Generation Levels	Sell	Increase/(Decrease)	Higher/(Lower)

The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the Net Exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the Net Exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of June 30, 2023, the non-performance reserve was a $26 million gain recorded primarily to total operating revenues in the consolidated statements of income. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
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
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. As of June 30, 2023, the Company had interest rate derivative instruments on non-recourse debt extending through 2040, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.
Energy-Related Commodities
As of June 30, 2023, the Company had energy-related derivative instruments extending through 2033. At June 30, 2023, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative transactions broken out by commodity:

		Total Volume
		June 30, 2023	December 31, 2022
Commodity	Units	(In millions)
Power	MWh	(17)	(18)
Interest	Dollars	$1,667	$1,084

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the consolidated balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$7	$7	$—	$—
Interest rate contracts long-term	16	18	—	—
Total Derivatives Designated as Cash Flow Hedges	$23	$25	$—	$—
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	$27	$19	$—	$—
Interest rate contracts long-term	67	45	—	—
Commodity contracts current	—	—	44	50
Commodity contracts long-term	—	—	259	303
Total Derivatives Not Designated as Cash Flow Hedges	$94	$64	$303	$353
Total Derivatives	$117	$89	$303	$353
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty level. As of June 30, 2023 and December 31, 2022, the amount of outstanding collateral paid or received was immaterial. The following tables summarize the offsetting of derivatives by counterparty:

	Gross Amounts Not Offset in the Statement of Financial Position
As of June 30, 2023	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts	(In millions)
Derivative liabilities	$(303)	$—	$(303)
Total commodity contracts	$(303)	$—	$(303)
Interest rate contracts
Derivative assets	$117	$—	$117
Total interest rate contracts	$117	$—	$117
Total derivative instruments	$(186)	$—	$(186)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2022	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Commodity contracts	(In millions)
Derivative liabilities	$(353)	$—	$(353)
Total commodity contracts	$(353)	$—	$(353)
Interest rate contracts
Derivative assets	$89	$—	$89
Total interest rate contracts	$89	$—	$89
Total derivative instruments	$(264)	$—	$(264)

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the effects on the Company’s accumulated OCI (OCL) balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In millions)
Accumulated OCI (OCL) beginning balance	$21	$3	$24	$(11)
Reclassified from accumulated OCI (OCL) to income due to realization of previously deferred amounts	(1)	1	(1)	3
Mark-to-market of cash flow hedge accounting contracts	4	5	1	17
Accumulated OCI ending balance, net of income tax expense of $3, $1, $3 and $1, respectively	24	9	24	9
Accumulated OCI attributable to noncontrolling interests	15	7	15	7
Accumulated OCI attributable to Clearway Energy, Inc.	$9	$2	$9	$2
Gains expected to be realized from OCI during the next 12 months, net of income tax expense of $2	$4		$4
Amounts reclassified from accumulated OCI (OCL) into income are recorded to interest expense.
Impact of Derivative Instruments on the Consolidated Statements of Income
Mark-to-market gains/(losses) related to the Company’s derivatives are recorded in the consolidated statements of income as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In millions)
Interest Rate Contracts (Interest expense)	$22	$36	$1	$77
Commodity Contracts (Mark-to-market for economic hedging activities) (a)	32	(49)	50	(174)

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

Note 7 — Long-term Debt
This note should be read in conjunction with the complete description under Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company’s 2022 Form 10-K. The Company’s borrowings, including short-term and long-term portions, consisted of the following:

(In millions, except rates)	June 30, 2023	December 31, 2022	June 30, 2023 interest rate % (a)	Letters of Credit Outstanding at June 30, 2023
2028 Senior Notes	$850	$850	4.750
2031 Senior Notes	925	925	3.750
2032 Senior Notes	350	350	3.750
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2028 (b)	—	—	S+1.850	$188
Non-recourse project-level debt:
Agua Caliente Solar LLC, due 2037	640	649	2.395-3.633	45
Alta Wind Asset Management LLC, due 2031	11	12	L+2.625	—
Alta Wind I-V lease financing arrangements, due 2034 and 2035	679	709	5.696-7.015	47
Alta Wind Realty Investments LLC, due 2031	21	22	7.000	—
Borrego, due 2024 and 2038	50	51	Various	—
Buckthorn Solar, due 2025	119	119	S+2.100	22
Capistrano Wind Portfolio, due 2029 and 2031	145	156	S+2.100-S+2.150	34
Carlsbad Energy Holdings LLC, due 2027	114	115	S+1.900	82
Carlsbad Energy Holdings LLC, due 2038	407	407	4.120	—
Carlsbad Holdco, LLC, due 2038	197	197	4.210	6
CVSR, due 2037	612	627	2.339-3.775	—
CVSR Holdco Notes, due 2037	151	160	4.680	12
Daggett 3, due 2023 and 2028	446	—	S+1.262	35
DG-CS Master Borrower LLC, due 2040	406	413	3.510	30
Marsh Landing, due 2023	—	19		—
Mililani I, due 2027	47	47	S+1.600	5
NIMH Solar, due 2024	156	163	S+2.150	16
Oahu Solar Holdings LLC, due 2026	82	83	S+1.525	11
Rosie Class B LLC, due 2029	77	76	S+1.375	15
Utah Solar Holdings, due 2036	253	257	3.590	15
Viento Funding II, LLC, due 2029	180	184	S+1.475	25
Waiawa, due 2028	46	97	S+1.600	12
Walnut Creek, due 2023	—	19		—
WCEP Holdings, LLC, due 2023	—	26		—
Other	130	137	Various	250
Subtotal non-recourse project-level debt	4,969	4,745
Total debt	7,094	6,870
Less current maturities	(330)	(322)
Less net debt issuance costs	(59)	(61)
Add premiums (c)	3	4
Total long-term debt	$6,708	$6,491

(a) As of June 30, 2023, S+ equals SOFR plus x% and L+ equals 3 month LIBOR plus x%.
(b) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement.
(c) Premiums relate to the 2028 Senior Notes.
The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of June 30, 2023, the Company was in compliance with all of the required covenants.

The discussion below describes material changes to or additions of long-term debt for the six months ended June 30, 2023.
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
As of June 30, 2023, the Company had no outstanding borrowings under the revolving credit facility and $188 million in letters of credit outstanding.
Project-level Debt
Rosamond Central (Rosie Class B LLC)
On June 30, 2023, Rosie Class B LLC amended its financing agreement to provide for (i) a term loan in the amount of $77 million, (ii) construction loans up to $115 million, which will convert to a term loan upon the BESS project reaching substantial completion, (iii) tax equity bridge loans up to $188 million, which will be repaid with tax equity proceeds received upon the BESS project reaching substantial completion, (iv) an increase to the letter of credit sublimit to $41 million and (v) an extension of the maturity date of the term loan and construction loans to five years subsequent to term conversions.
On July 3, 2023, Rosie Class B LLC received total loan proceeds of $138 million, which was comprised of $115 million in construction loans and $28 million in tax equity bridge loans, net of $5 million in debt issuance costs that were deferred. Also on July 3, 2023, Rosie Class B LLC issued a loan to a consolidated subsidiary of Clearway Renew in the aggregate principal amount of $117 million in order to finance the construction of the BESS project. The loan bears interest at 9.00% and matures when the project reaches substantial completion, which is anticipated in the first half of 2024. The Company also contributed $20 million of the loan proceeds into Rosie Central BESS, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities.
Waiawa
On March 30, 2023, when the Waiawa solar project reached substantial completion, the tax equity investor contributed an additional $41 million and CEG contributed an additional $8 million, which was utilized, along with the $17 million in escrow, to repay the $55 million tax equity bridge loan, to fund $10 million in construction completion reserves and to pay $1 million in associated fees. Subsequent to the acquisition on October 3, 2022, the Company borrowed an additional $25 million in construction loans that was converted to a term loan in the amount of $47 million on March 30, 2023 that matures on March 30, 2028.
Daggett 3
On February 17, 2023, as part of the acquisition of Daggett 3, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the project’s financing agreement, which included a $181 million construction loan that converts to a term loan upon the project reaching substantial completion, $229 million tax equity bridge loan and $75 million sponsor equity bridge loan. The sponsor equity bridge loan was repaid at acquisition date, along with $8 million in associated fees, utilizing all of the proceeds from the Company and cash equity investor, which were contributed back to the Company by CEG. The tax equity bridge loan will be repaid with the final proceeds received from the tax equity investor upon Daggett 3 reaching substantial completion, which is expected to occur in the second half of 2023, along with the $62 million that was contributed into escrow by the tax equity investor at acquisition date. Subsequent to the acquisition, the Company borrowed an additional $36 million in construction loans.

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
The reconciliation of the Company’s basic and diluted earnings per share is shown in the following tables:

	Three months ended June 30,
	2023		2022
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted earnings per share attributable to Clearway Energy, Inc. common stockholders
Net income attributable to Clearway Energy, Inc.	$11	$27	$169	$401
Weighted average number of common shares outstanding — basic and diluted	35	82	35	82
Earnings per weighted average common share — basic and diluted	$0.33	$0.33	$4.89	$4.89

(a) Net income attributable to Clearway Energy, Inc. and basic and diluted earnings per share might not recalculate due to presenting amounts in millions rather than whole dollars.

	Six months ended June 30,
	2023		2022
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted earnings per share attributable to Clearway Energy, Inc. common stockholders
Net income attributable to Clearway Energy, Inc.	$11	$27	$160	$378
Weighted average number of common shares outstanding — basic and diluted	35	82	35	82
Earnings per weighted average common share — basic and diluted	$0.32	$0.32	$4.62	$4.62

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

	Three months ended June 30, 2023
(In millions)	Conventional Generation	Renewables	Corporate (a)	Total
Operating revenues	$115	$291	$—	$406
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	40	79	(1)	118
Depreciation, amortization and accretion	32	96	—	128
General and administrative	—	—	9	9
Transaction and integration costs	—	—	2	2
Operating income (loss)	43	116	(10)	149
Equity in earnings of unconsolidated affiliates	1	2	—	3
Other income, net	1	3	5	9
Interest expense	(8)	(23)	(24)	(55)
Income (loss) before income taxes	37	98	(29)	106
Income tax expense	—	—	22	22
Net Income (Loss)	$37	$98	$(51)	$84
Total Assets	$2,169	$10,020	$435	$12,624

(a) Includes eliminations.

	Three months ended June 30, 2022
(In millions)	Conventional Generation	Renewables	Thermal	Corporate (a)	Total
Operating revenues	$103	$247	$18	$—	$368
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	28	73	11	—	112
Depreciation, amortization and accretion	33	93	—	—	126
General and administrative	—	—	1	10	11
Transaction and integration costs	—	—	—	3	3
Development costs	—	—	1	—	1
Total operating costs and expenses	61	166	13	13	253
Gain on sale of business	—	—	—	1,291	1,291
Operating income	42	81	5	1,278	1,406
Equity in earnings of unconsolidated affiliates	1	9	—	—	10
Other income, net	—	4	—	1	5
Interest expense	(10)	(11)	(1)	(25)	(47)
Income before income taxes	33	83	4	1,254	1,374
Income tax expense	—	—	—	225	225
Net Income	$33	$83	$4	$1,029	$1,149

(a) Includes eliminations.

	Six months ended June 30, 2023
(In millions)	Conventional Generation	Renewables	Corporate (a)	Total
Operating revenues	$210	$484	$—	$694
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	69	158	(1)	226
Depreciation, amortization and accretion	65	191	—	256
General and administrative	—	—	19	19
Transaction and integration costs	—	—	2	2
Operating income (loss)	76	135	(20)	191
Equity in earnings (losses) of unconsolidated affiliates	2	(2)	—	—
Other income, net	2	4	11	17
Interest expense	(19)	(87)	(48)	(154)
Income (loss) before income taxes	61	50	(57)	54
Income tax expense	—	—	10	10
Net Income (Loss)	$61	$50	$(67)	$44

(a) Includes eliminations.

	Six months ended June 30, 2022
(In millions)	Conventional Generation	Renewables	Thermal	Corporate (a)	Total
Operating revenues	$211	$294	$77	$—	$582
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	49	141	50	—	240
Depreciation, amortization and accretion	66	184	—	—	250
General and administrative	—	—	2	21	23
Transaction and integration costs	—	—	—	5	5
Development costs	—	—	2	—	2
Total operating costs and expenses	115	325	54	26	520
Gain on sale of business	—	—	—	1,291	1,291
Operating income (loss)	96	(31)	23	1,265	1,353
Equity in earnings of unconsolidated affiliates	2	12	—	—	14
Other income, net	—	4	—	1	5
Loss on debt extinguishment	—	(2)	—	—	(2)
Interest expense	(18)	(19)	(6)	(51)	(94)
Income (loss) before income taxes	80	(36)	17	1,215	1,276
Income tax expense	—	—	—	224	224
Net Income (Loss)	$80	$(36)	$17	$991	$1,052

(a) Includes eliminations.

Note 10 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following amounts:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In millions, except percentages)
Income before income taxes	$106	$1,374	$54	$1,276
Income tax expense	22	225	10	224
Effective income tax rate	20.8%	16.4%	18.5%	17.6%
For the three and six months ended June 30, 2023, the overall effective tax rate was different than the statutory rate of 21% primarily due to the allocation of taxable earnings and losses based on the partners’ interest in Clearway Energy LLC, which includes the effects of applying the HLBV method of accounting for book purposes for certain partnerships.
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
O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, services to these subsidiaries. The Company incurred total expenses for these services of $19 million and $15 million for the three months ended June 30, 2023 and 2022, respectively. The Company incurred total expenses for these services of $36 million and $30 million for the six months ended June 30, 2023 and 2022, respectively. There was a balance of $11 million and $14 million due to RENOM as of June 30, 2023 and December 31, 2022, respectively.
Administrative Services Agreements by and between the Company and CEG
Various wholly-owned subsidiaries of the Company are parties to services agreements with Clearway Asset Services LLC and Solar Asset Management LLC, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company's subsidiaries. The Company incurred expenses under these agreements of $6 million and $5 million for the three months ended June 30, 2023, and 2022, respectively. The Company incurred expenses under these agreements of $10 million and $8 million for the six months ended June 30, 2023 and 2022, respectively. There was a balance of $2 million and $3 million due to CEG as of June 30, 2023 and December 31, 2022, respectively.
CEG Master Services Agreements
The Company is a party to the CEG Master Services Agreements, pursuant to which CEG and certain of its affiliates or third-party service providers provide certain services to the Company, including operational and administrative services, which include human resources, information systems, external affairs, accounting, procurement and risk management services, and the Company provides certain services to CEG, including accounting, internal audit, tax and treasury services, in exchange for the payment of fees in respect of such services. The Company incurred net expenses under these agreements of $2 million and $1 million for each of the three months ended June 30, 2023, and 2022, respectively. The Company incurred net expenses under these agreements of $3 million and $2 million for the six months ended June 30, 2023 and 2022, respectively.

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
Buckthorn Solar Litigation
On October 8, 2019, the City of Georgetown, Texas, or Georgetown, filed a petition in the District Court of Williamson County, Texas naming Buckthorn Westex, LLC, the Company’s subsidiary that owns the Buckthorn Westex solar project, as the defendant, alleging fraud by nondisclosure and breach of contract in connection with the project and the PPA, and seeking (i) rescission and/or cancellation of the PPA, (ii) declaratory judgment that the alleged breaches constitute an event of default under the PPA entitling Georgetown to terminate, and (iii) recovery of all damages, costs of court, and attorneys’ fees. On November 15, 2019, Buckthorn Westex filed an original answer and counterclaims (i) denying Georgetown’s claims, (ii) alleging Georgetown has breached its contracts with Buckthorn Westex by failing to pay amounts due, and (iii) seeking relief in the form of (x) declaratory judgment that Georgetown’s alleged failure to pay amounts due constitute breaches of and an event of default under the PPA and that Buckthorn did not commit any events of default under the PPA, (y) recovery of costs, expenses, interest, and attorneys’ fees, and (z) such other relief to which it is entitled at law or in equity. In response to motions for partial summary judgment filed by each party, the court denied Georgetown’s motion in its entirety, granted Buckthorn Westex’s motion with respect to the fraud by nondisclosure claim and denied Buckthorn Westex’s motion with respect to the breach of contract claim. The case is scheduled to proceed to trial in October 2023. Buckthorn Westex believes the allegations of Georgetown are meritless, and Buckthorn Westex is vigorously defending its rights under the PPA.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company’s historical financial condition and results of operations.
As you read this discussion and analysis, refer to the Company’s consolidated financial statements to this Form 10-Q, which present the results of operations for the three and six months ended June 30, 2023 and 2022. Also refer to the Company’s 2022 Form 10-K, which includes detailed discussions of various items impacting the Company’s business, results of operations and financial condition.
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
The Company is one of the largest renewable energy owners in the U.S. with over 5,500 net MW of installed wind and solar generation projects. The Company’s over 8,000 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of these offtake agreements was approximately 10 years as of June 30, 2023 based on CAFD.
As of June 30, 2023, the Company’s operating assets are comprised of the following projects:

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

(a) Net capacity represents the maximum, or rated, generating capacity of the facility multiplied by the Company’s percentage ownership in the facility as of June 30, 2023.
(b) Projects are part of tax equity arrangements and ownership percentage is based on cash to be distributed, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities.
(c) Includes storage capacity that matches the facility’s rated generating capacity.
(d) Typical average capacity factors are 25% for solar facilities and 25-45% for wind facilities. For the six months ended June 30, 2023, the Company's solar and wind facilities had weighted-average capacity factors of 27% and 31%, respectively. For the six months ended June 30, 2022, the Company’s solar and wind facilities had weighted-average capacity factors of 30% and 35%, respectively. The weight-average capacity factors can vary based on seasonality and weather conditions.
(e) Rattlesnake has a deliverable capacity of 144 MW.

Significant Events
Drop Down Transactions
•On June 30, 2023, the Company, through its indirect subsidiary, Rosie Class B LLC, the indirect owner of the Rosamond Central solar project, became the owner of the Class B membership interests of Rosie Central BESS in order to facilitate and fund the construction of a 147 MW BESS project that will be co-located at the Rosamond Central solar facility. Clearway Renew indirectly owns the Class A membership interests. The Company’s investment consists of $10 million contributed into Rosie Central BESS, funded through contributions from the Company and its cash equity investor in Rosie TargetCo LLC, which consolidates Rosie Class B LLC. On July 3, 2023, Rosie Class B LLC contributed an additional $20 million into Rosie Central BESS. Additionally, on June 30, 2023, Rosamond Central entered into an asset purchase agreement with Rosie Central BESS to acquire the BESS project assets at mechanical completion for a purchase price of $360 million, of which $72 million is payable at mechanical completion with the remaining $288 million payable at substantial completion. The Company will fund $17 million of the purchase price at mechanical completion and $67 million of the purchase price at substantial completion. See Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities, for further discussion of the transactions.
•On May 19, 2023, the Company, through an indirect subsidiary, entered into an agreement with Clearway Renew to acquire Cedar Creek Holdco LLC, which is the indirect owner of the Cedar Creek wind project, a 160 MW project located in Bingham County, Idaho, for $107 million in cash, subject to customary working capital adjustments. Upon the closing of the transaction, the Company will indirectly own all of the Class B membership interests in Cedar Creek TE Holdco LLC, a tax equity fund which will consolidate the Cedar Creek wind project, while a tax equity investor will own all of the Class A membership interests. The consummation of the transaction is subject to customary closing conditions and certain third-party approvals and is expected in the first half of 2024.
•On May 3, 2023, the Company entered into an agreement with Clearway Renew to repower the Cedro Hill wind project, which is included in the Capistrano Wind Portfolio and is located in Bruni, Texas. The Company expects to invest approximately $63 million in net corporate capital, subject to closing adjustments. Contingent upon achieving repowering commercial operations in the second half of 2024, the 160 MW project will sell power to its existing counterparty, an investment-grade utility, for an additional 15 years ending in 2045 under an amended PPA.
•On February 17, 2023, the Company, through its indirect subsidiary, Daggett Solar Investment LLC, acquired the Class A membership interests in Daggett TargetCo LLC, the indirect owner of the Daggett 3 solar project, a 300 MW solar project with matching storage capacity that is currently under construction, located in San Bernardino, California from Clearway Renew for cash consideration of $21 million. Simultaneously, a cash equity investor acquired the Class B membership interests in Daggett TargetCo LLC from Clearway Renew for cash consideration of $129 million. The Company and the cash equity investor then contributed their Class A and B membership interests, respectively, into Daggett Renewable Holdco LLC, a partnership between the Company and the cash equity investor, which consolidates Daggett TargetCo LLC. Daggett TargetCo LLC consolidates, as the indirect owner of the primary beneficiary, a tax equity fund, Daggett TE Holdco LLC, which owns the Daggett 3 solar project. See Note 3, Acquisitions and Dispositions, for further discussion of the transaction.
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
•On June 30, 2023, Rosie Class B LLC amended its financing agreement. On July 3, 2023, the Company received total loan proceeds of $138 million under the refinancing. Also on July 3, 2023, Rosie Class B LLC issued a loan to a consolidated subsidiary of Clearway Renew in the aggregate principal amount of $117 million in order to finance the construction of the BESS project. See Note 7, Long-term Debt, for further discussion of the project financing activities.

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
Regulatory Matters
The Company’s regulatory matters are described in the Company’s 2022 Form 10-K in Item 1, Business — Regulatory Matters and Item 1A, Risk Factors.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended June 30,			Six months ended June 30,
(In millions)	2023	2022	Change	2023	2022	Change
Operating Revenues
Energy and capacity revenues	$379	$431	$(52)	$683	$791	$(108)
Other revenue	48	30	18	60	52	8
Contract amortization	(47)	(41)	(6)	(94)	(83)	(11)
Mark-to-market for economic hedges	26	(52)	78	45	(178)	223
Total operating revenues	406	368	38	694	582	112
Operating Costs and Expenses
Cost of fuels	16	7	9	16	29	(13)
Operations and maintenance	76	76	—	159	152	7
Other costs of operations	26	29	(3)	51	59	(8)
Depreciation, amortization and accretion	128	126	2	256	250	6
General and administrative	9	11	(2)	19	23	(4)
Transaction and integration costs	2	3	(1)	2	5	(3)
Development costs	—	1	(1)	—	2	(2)
Total operating costs and expenses	257	253	4	503	520	(17)
Gain on sale of business	—	1,291	(1,291)	—	1,291	(1,291)
Operating Income	149	1,406	(1,257)	191	1,353	(1,162)
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	3	10	(7)	—	14	(14)
Other income, net	9	5	4	17	5	12
Loss on debt extinguishment	—	—	—	—	(2)	2
Derivative interest income	22	36	(14)	1	77	(76)
Other interest expense	(77)	(83)	6	(155)	(171)	16
Total other expense, net	(43)	(32)	(11)	(137)	(77)	(60)
Income Before Income Taxes	106	1,374	(1,268)	54	1,276	(1,222)
Income tax expense	22	225	(203)	10	224	(214)
Net Income	84	1,149	(1,065)	44	1,052	(1,008)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	46	579	(533)	6	514	(508)
Net Income Attributable to Clearway Energy, Inc.	$38	$570	$(532)	$38	$538	$(500)

	Three months ended June 30,		Six months ended June 30,
Business metrics:	2023	2022	2023	2022
Solar MWh generated/sold (in thousands) (a)	1,544	1,538	2,410	2,598
Wind MWh generated/sold (in thousands) (a)	2,433	2,878	5,177	5,137
Renewables MWh generated/sold (in thousands) (a)	3,977	4,416	7,587	7,735
Thermal MWt sold (in thousands) (b)	—	183	—	835
Thermal MWh sold (in thousands) (b)	—	5	—	19
Conventional MWh generated (in thousands) (a) (c)	139	289	227	421
Conventional equivalent availability factor	90.1%	88.3%	82.3%	91.8%

(a) Volumes do not include the MWh generated/sold by the Company’s equity method investments.
(b) On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR.
(c) Volumes generated in 2022 were not sold as the Conventional facilities sold only capacity rather than energy prior to 2023.

Management’s Discussion of the Results of Operations for the Three Months Ended June 30, 2023 and 2022
Operating Revenues
Operating revenues increased by $38 million during the three months ended June 30, 2023, compared to the same period in 2022, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables Segment	Decrease driven primarily by lower than average wind production in 2023, compared with higher than average wind production in 2022.	$(46)
	Increase driven primarily by the acquisition of the Capistrano Wind Portfolio in August 2022.	16
	Increase for solar acquisitions driven by Mililani I and Waiawa, which reached commercial operations in July 2022 and January 2023, respectively, offset by the disposition of Kawailoa in August 2022.	2
Conventional Segment	Increase driven by the sales-type lease revenue recognition of the Marsh Landing Black Start addition that commenced operations on May 31, 2023.	21
	Increase at El Segundo facility primarily driven by higher availability due to the timing of the 2023 annual planned maintenance outages.	6
	Decrease at Walnut Creek and Marsh Landing facilities primarily driven by lower prices for capacity revenue due to the expiring PPAs during the second quarter of 2023 and commencement of RA capacity revenue.	(15)
Thermal Segment	Decrease in revenue due to the sale of the Thermal business on May 1, 2022.	(18)
Mark-to-market for economic hedges	Increase primarily driven by decreases in forward power prices in the ERCOT and PJM markets.	78
Contract amortization	Increase primarily driven by amortization of the intangible assets of PPAs related to the acquisition of the Capistrano Wind Portfolio in August 2022.	(6)
		$38
Cost of Fuels
Cost of fuels increased by $9 million during the three months ended June 30, 2023, compared to the same period in 2022, due to a $15 million increase for the Conventional segment primarily due to the associated costs of the sales-type lease recognition of the Marsh Landing Black Start addition that commenced operations on May 31, 2023, as further described in Note 2, Summary of Significant Accounting Policies, offset by a $6 million decrease driven by the sale of the Thermal Business on May 1, 2022.
Gain on Sale of Business
On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR, resulting in a gain on sale of business of approximately $1.29 billion.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates decreased by $7 million during the three months ended June 30, 2023, compared to the same period in 2022, primarily due to the change in fair value of interest rate swaps, as well as lower wind production.

Interest Expense
Interest expense increased by $8 million during the three months ended June 30, 2023, compared to the same period in 2022, primarily due to the following:

(In millions)
Change in fair value of interest rate swaps	$14
Decrease in interest expense due to decreased principal balances of project-level debt	(4)
Decrease in interest expense due to the sale of the Thermal Business on May 1, 2022	(1)
Decrease in interest expense due to decreased principal balances of Corporate debt, which includes repayment of the outstanding borrowings under the Bridge Loan Agreement and the revolving credit facility on May 3, 2022	(1)
$8
Income Tax Expense
For the three months ended June 30, 2023, the Company recorded an income tax expense of $22 million on pretax income of $106 million. For the same period in 2022, the Company recorded an income tax expense of $225 million on pretax income of $1.37 billion. The $203 million decrease in income tax expense is primarily driven by the sale of the Thermal Business on May 1, 2022.
Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the three months ended June 30, 2023, the Company had net income of $46 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
CEG’s economic interest in Clearway Energy LLC	$46
Income attributable to third-party partnerships	11
Losses attributable to tax equity financing arrangements and the application of the HLBV method	(11)
$46
For the three months ended June 30, 2022, the Company had net income of $579 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
CEG’s economic interest in Clearway Energy LLC	$585
Losses attributable to tax equity financing arrangements and the application of the HLBV method	(6)
$579

Management’s Discussion of the Results of Operations for the Six Months Ended June 30, 2023 and 2022
Operating Revenues
Operating revenues increased by $112 million during the six months ended June 30, 2023, compared to the same period in 2022, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables Segment	Decrease driven primarily by lower than average wind production during the second quarter of 2023, compared with higher than average wind production during the second quarter of 2022.	$(47)
	Decrease driven primarily by lower solar generation due to weather.	(14)
	Increase driven primarily by the acquisition of the Capistrano Wind Portfolio in August 2022.	36
	Increase for solar acquisitions driven by Mililani I and Waiawa, which reached commercial operations in July 2022 and January 2023, respectively, offset by the disposition of Kawailoa in August 2022.	3
Conventional Segment	Decrease at Walnut Creek and Marsh Landing facilities primarily driven by lower prices for capacity revenue due to the expiring PPAs during the second quarter of 2023 and commencement of RA capacity revenue.	(15)
	Decrease driven by outages at the Walnut Creek and Marsh Landing facilities during the first quarter of 2023, resulting in lower capacity revenue.	(5)
	Decrease primarily driven by longer planned maintenance outages at the El Segundo facility in 2023.	(2)
	Increase driven by the sales-type lease revenue recognition of the Marsh Landing Black Start addition that commenced operations on May 31, 2023.	21
Thermal Segment	Decrease primarily driven by the sale of the Thermal Business on May 1, 2022.	(77)
Mark-to-market economic hedging activities	Increase primarily driven by decreases in forward power prices in the ERCOT and PJM markets.	223
Contract amortization	Increase primarily driven by amortization of the intangible assets of PPAs related to the acquisition of the Capistrano Wind Portfolio in August 2022.	(11)
		$112
Cost of Fuels
Cost of fuels decreased by $13 million during the six months ended June 30, 2023, compared to the same period in 2022, due to the sale of the Thermal Business on May 1, 2022, which resulted in a decrease of $28 million, offset by a $15 million increase for the Conventional segment primarily due to the associated costs of the sales-type lease recognition of the Marsh Landing Black Start addition that commenced operations on May 31, 2023, as further described in Note 2, Summary of Significant Accounting Policies.

Operations and Maintenance Expense
Operations and maintenance expense increased by $7 million during the six months ended June 30, 2023, compared to the same period in 2022, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables Segment	Increase primarily driven by the acquisition of the Capistrano Wind Portfolio in August 2022.	$11
	Increase primarily driven by maintenance activities at the wind facilities.	6
	Increase for solar acquisitions driven by Daggett 3 in February 2023, Mililani I in March 2022 and Waiawa in November 2022, offset by the disposition of Kawailoa in August 2022.	2
Conventional Segment	Increase primarily driven by outages at the Walnut Creek and Marsh Landing facilities.	4
	Increase primarily driven by higher costs related to additional planned maintenance outages at the El Segundo facility in 2023.	2
Thermal Segment	Decrease primarily driven by the sale of the Thermal Business on May 1, 2022.	(18)
		$7
Other Costs of Operations Expense
Other costs of operations expense decreased by $8 million during the six months ended June 30, 2023, compared to the same period in 2022, primarily due to the sale of the Thermal Business on May 1, 2022 and a decrease in property taxes in both the Conventional and the Renewables segments.
Gain on Sale of Business
On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR, resulting in a gain on sale of business of approximately $1.29 billion.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates decreased by $14 million during the six months ended June 30, 2023, compared to the same period in 2022, primarily due to the change in fair value of interest swaps and higher depreciation expense, as well as lower wind production.
Other Income, Net
Other income, net increased by $12 million during the six months ended June 30, 2023, compared to the same period in 2022, primarily due to higher interest income earned on investments in money market and time deposit accounts, which have retained larger balances as a result of the proceeds received from the sale of the Thermal Business on May 1, 2022.
Interest Expense
Interest expense increased by $60 million during the six months ended June 30, 2023, compared to the same period in 2022, primarily due to the following:

(In millions)
Change in fair value of interest rate swaps	$76
Decrease in interest expense due to decreased principal balances of project-level debt	(7)
Decrease in interest expense due to the sale of the Thermal Business on May 1, 2022	(6)
Decrease in interest expense due to decreased principal balances of Corporate debt, which includes repayment of the outstanding borrowings under the Bridge Loan Agreement and the revolving credit facility on May 3, 2022	(3)
$60

Income Tax Expense
For the six months ended June 30, 2023, the Company recorded an income tax expense of $10 million on pretax income of $54 million. For the same period in 2022, the Company recorded an income tax expense of $224 million on a pretax income of $1.28 billion. The $214 million decrease in income tax expense is primarily driven by the sale of the Thermal Business on May 1, 2022.
Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the six months ended June 30, 2023, the Company had net income of $6 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
CEG’s economic interest in Clearway Energy LLC	$36
Income attributable to third-party partnerships	14
Losses attributable to tax equity financing arrangements and the application of the HLBV method	(44)
$6
For the six months ended June 30, 2022, the Company had net income of $514 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
CEG’s economic interest in Clearway Energy LLC (primarily driven by the gain on sale of the Thermal Business)	$560
Losses attributable to tax equity financing arrangements and the application of the HLBV method	(24)
Losses attributable to third-party partnerships	(22)
$514

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
Current Liquidity Position
As of June 30, 2023 and December 31, 2022, the Company’s liquidity was approximately $1.43 billion and $1.37 billion, respectively, comprised of cash, restricted cash and availability under the Company’s revolving credit facility.

(In millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents:
Clearway Energy, Inc. and Clearway Energy LLC, excluding subsidiaries	$413	$536
Subsidiaries	134	121
Restricted cash:
Operating accounts	104	109
Reserves, including debt service, distributions, performance obligations and other reserves	267	230
Total cash, cash equivalents and restricted cash	918	996
Revolving credit facility availability	512	370
Total liquidity	$1,430	$1,366
The Company’s liquidity includes $371 million and $339 million of restricted cash balances as of June 30, 2023 and December 31, 2022, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company’s projects that are restricted in their use. As of June 30, 2023, these restricted funds were comprised of $104 million designated to fund operating expenses, approximately $168 million designated for current debt service payments and $85 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $14 million is held in distribution reserve accounts.
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
As of June 30, 2023, the Company had no outstanding borrowings under the revolving credit facility and $188 million in letters of credit outstanding. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
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
The following table summarizes the credit ratings for the Company and its Senior Notes as of June 30, 2023:

	S&P	Moody’s
Clearway Energy, Inc.	BB	Ba2
4.750% Senior Notes, due 2028	BB	Ba2
3.750% Senior Notes, due 2031	BB	Ba2
3.750% Senior Notes, due 2032	BB	Ba2
Uses of Liquidity
The Company’s requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Note 7, Long-term Debt; (ii) capital expenditures; (iii) off-balance sheet arrangements; (iv) acquisitions and investments, as described more fully in Note 3, Acquisitions and Dispositions and Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities; and (v) cash dividends to investors.
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
For the six months ended June 30, 2023, the Company used approximately $109 million to fund capital expenditures, including growth expenditures of $96 million in the Renewables segment, funded through construction-related financing. Renewables segment capital expenditures included $86 million incurred in connection with the Daggett 3 solar project, $7 million incurred in connection with the Waiawa solar project and $3 million incurred by other wind and solar projects. In addition, the Company incurred $13 million in maintenance capital expenditures. The Company estimates $35 million of maintenance expenditures for 2023. These estimates are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates.
Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
As of June 30, 2023, the Company has several investments with an ownership interest percentage of 50% or less in energy and an energy-related entity that is accounted for under the equity method. GenConn is a variable interest entity for which the Company is not the primary beneficiary. The Company’s pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $317 million as of June 30, 2023. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.
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
Rosie Central BESS — On June 30, 2023, the Company, through its indirect subsidiary, Rosie Class B LLC, the indirect owner of the Rosamond Central solar project, became the owner of the Class B membership interests of Rosie Central BESS in order to facilitate and fund the construction of a 147 MW BESS project that will be co-located at the Rosamond Central solar facility. Clearway Renew indirectly owns the Class A membership interests. The Company’s investment consists of $10 million contributed into Rosie Central BESS, funded through contributions from the Company and its cash equity investor in Rosie TargetCo LLC, which consolidates Rosie Class B LLC. On July 3, 2023, Rosie Class B LLC contributed an additional $20 million into Rosie Central BESS. Additionally, on June 30, 2023, Rosamond Central entered into an asset purchase agreement with Rosie Central BESS to acquire the BESS project assets at mechanical completion for a purchase price of $360 million, of which $72 million is payable at mechanical completion with the remaining $288 million payable at substantial completion. The Company will fund $17 million of the purchase price at mechanical completion and $67 million of the purchase price at substantial completion. The BESS project is anticipated to reach mechanical completion in the second half of 2023 and to reach substantial completion in the first half of 2024.
On June 30, 2023, Rosie Class B LLC amended its financing agreement. On July 3, 2023, the Company received total loan proceeds of $138 million under the refinancing, which is net of $5 million in debt issuance costs. Also on July 3, 2023, Rosie Class B LLC issued a loan to a consolidated subsidiary of Clearway Renew in the aggregate principal amount of $117 million in order to finance the construction of the BESS project.
Waiawa Drop Down — In connection with the 2022 Drop Down of Waiawa, the Company assumed the project’s financing agreement, which includes a construction loan that converted to a term loan on March 30, 2023 upon the project reaching substantial completion and a tax equity bridge loan that was repaid on March 30, 2023.
Daggett 3 Drop Down — On February 17, 2023, the Company, through its indirect subsidiary, Daggett Solar Investment LLC, acquired the Class A membership interests in Daggett TargetCo LLC, the indirect owner of the Daggett 3 solar project, from Clearway Renew for cash consideration of $21 million and then contributed its Class A membership interests into Daggett Renewable Holdco LLC, a partnership between the Company and a cash equity investor, which consolidates Daggett TargetCo LLC. Daggett TargetCo LLC consolidates, as the indirect owner of the primary beneficiary, a tax equity fund, Daggett TE Holdco LLC, which owns the Daggett 3 solar project. Daggett 3 has PPAs with investment-grade counterparties that have a 15-year weighted average contract duration that commence when the underlying operating assets reach commercial operations, which is expected to occur in the second half of 2023. The acquisition was funded with existing sources of liquidity. As part of the acquisition, the Company assumed the project’s financing agreement, which included a construction loan that converts to a term loan upon the project reaching substantial completion, a tax equity bridge loan that will be repaid when the project reaches substantial completion and a sponsor equity bridge loan that was repaid at acquisition date. Subsequent to the acquisition, CEG funded an additional $43 million in project completion costs, which will be repaid with the proceeds received when the project reaches substantial completion, which is expected to occur in the second half of 2023.

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
The following table lists the dividends paid on the Company’s Class A common stock and Class C common stock during the six months ended June 30, 2023:

	Second Quarter 2023	First Quarter 2023
Dividends per Class A share	$0.3818	$0.3745
Dividends per Class C share	0.3818	0.3745
On August 7, 2023, the Company declared quarterly dividends on its Class A and Class C common stock of $0.3891 per share payable on September 15, 2023 to stockholders of record as of September 1, 2023.

Cash Flow Discussion
The following tables reflect the changes in cash flows for the comparative periods:

	Six months ended June 30,
	2023	2022	Change
	(In millions)
Net cash provided by operating activities	$209	$279	$(70)
Net cash (used in) provided by investing activities	(116)	1,331	(1,447)
Net cash used in financing activities	(171)	(976)	805
Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase in working capital primarily driven by the timing of accounts receivable collections and payments of current liabilities	$(64)
Decrease in operating income adjusted for non-cash items	(18)
Decrease in distributions from unconsolidated affiliates	(6)
Transaction expenses paid on May 1, 2022 in connection with the sale of the Thermal Business	18
$(70)
Net Cash (Used in) Provided by Investing Activities

Changes to net cash (used in) provided by investing activities were driven by:	(In millions)
Proceeds from the sale of the Thermal Business in 2022	$(1,457)
Increase in capital expenditures	(28)
Increase in investments in unconsolidated affiliates	(10)
Decrease in cash paid for Drop Down Assets	44
Increase in the return of investment from unconsolidated affiliates	4
$(1,447)
Net Cash Used in Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Increase in contributions from noncontrolling interest members, net of distributions	$282
Decrease in payments for the revolving credit facility, net of proceeds	245
Decrease in payments for long-term debt, net of proceeds	244
Cash released from escrow distributed to CEG in 2022	64
Tax related distributions in 2023	(19)
Increase in dividends paid to common stockholders and distributions paid to CEG unit holders	(12)
Other	1
$805

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
The Company, after the utilization of various federal and state NOL carryforwards, has paid $5 million in federal and state income taxes through June 30, 2023, and expects to pay approximately $3 million of additional federal and state income taxes by December 31, 2023, for the December 31, 2023 year-end. The Company does not anticipate being subject to the corporate minimum tax on financial statement income as enacted by the recently passed the IRA, which is discussed in further detail below.
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
The Company is subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state jurisdictions. All tax returns filed by the Company for the year ended December 31, 2013 and forward remain subject to audit. As of December 31, 2022, the U.S federal partnership returns of three subsidiaries of the Company have ongoing audits being conducted by the IRS. The Company believes that the ultimate resolution of each of these audits will not be material to the Company’s financial condition, results of operations or liquidity. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in tax audits of the Company are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
The Company has no material uncertain tax benefits as of June 30, 2023.
Fair Value of Derivative Instruments
The Company may enter into commodity purchase contracts and other energy-related financial instruments to mitigate variability in earnings due to fluctuations in spot market prices. In addition, in order to mitigate interest rate risk associated with the issuance of variable rate debt, the Company enters into interest rate swap agreements.
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at June 30, 2023, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at June 30, 2023. For a full discussion of the Company’s valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses) Gains	(In millions)
Fair value of contracts as of December 31, 2022	$(264)
Contracts realized or otherwise settled during the period	22
Contracts acquired during the period	27
Changes in fair value	29
Fair value of contracts as of June 30, 2023	$(186)

	Fair value of contracts as of June 30, 2023
	Maturity
Fair Value Hierarchy (Losses) Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$34	$40	$24	$19	$117
Level 3	(44)	(85)	(75)	(99)	(303)
Total	$(10)	$(45)	$(51)	$(80)	$(186)
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
Commodity Price Risk
Commodity price risks result from exposures to changes in spot prices, forward prices, volatilities and correlations between various commodities, such as electricity, natural gas and emissions credits. The Company manages the commodity price risk of certain of its merchant generation operations by entering into derivative or non-derivative instruments to hedge the variability in future cash flows from forecasted power sales. The portion of forecasted transactions hedged may vary based upon management's assessment of market, weather, operation and other factors.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.05 per MWh increase or decrease in power prices across the term of the derivatives contracts would cause a change of approximately $6 million to the net value of power derivatives as of June 30, 2023.
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
If all of the interest rate swaps had been discontinued on June 30, 2023, the counterparties would have owed the Company $121 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of June 30, 2023, a change of 1%, or 100 basis points, in interest rates would result in an approximately $2 million change in market interest expense on a rolling twelve-month basis.
As of June 30, 2023, the fair value of the Company’s debt was $6.52 billion and the carrying value was $7.10 billion. The Company estimates that a decrease of 1%, or 100 basis points, in market interest rates would have increased the fair value of its long-term debt by approximately $338 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of the material legal proceedings in which the Company was involved through June 30, 2023, see Note 12, Contingencies, to this Form 10-Q.

ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company’s 2022 Form 10-K. There have been no material changes in the Company’s risk factors since those reported in its 2022 Form 10-K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
10.1†*	Membership Interest Purchase Agreement, dated as of May 19, 2023, by and between Renew Development HoldCo LLC and Cedar Creek Wind Holdco LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2023.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Sarah Rubenstein.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.
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

CLEARWAY ENERGY, INC. (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
President and Chief Executive Officer (Principal Executive Officer)

/s/ SARAH RUBENSTEIN
Sarah Rubenstein
Date: August 8, 2023	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)