Form 10-K
period 2023-12-31
Clearway Energy, Inc.
filed 2024-02-22
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year ended	December 31, 2023
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to .
Commission File Number: 001-36002
Clearway Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware			46-1777204
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

300 Carnegie Center, Suite 300	Princeton	New Jersey	08540
(Address of principal executive offices)			(Zip Code)
(609) 608-1525
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01	CWEN.A	New York Stock Exchange
Class C Common Stock, par value $0.01	CWEN	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                    Yes ☐    No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                        ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                            ☐
As of the last business day of the most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $2.54 billion based on the closing sale prices of such shares as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2024
Common Stock, Class A, par value $0.01 per share	34,613,853
Common Stock, Class B, par value $0.01 per share	42,738,750
Common Stock, Class C, par value $0.01 per share	82,391,441
Common Stock, Class D, par value $0.01 per share	42,336,750
Documents Incorporated by Reference:
Portions of the Registrant’s Definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

TABLE OF CONTENTS

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2028 Senior Notes	$850 million aggregate principal amount of 4.75% unsecured senior notes due 2028, issued by Clearway Energy Operating LLC
2031 Senior Notes	$925 million aggregate principal amount of 3.75% unsecured senior notes due 2031, issued by Clearway Energy Operating LLC
2032 Senior Notes	$350 million aggregate principal amount of 3.75% unsecured senior notes due 2032, issued by Clearway Energy Operating LLC
Adjusted EBITDA	A non-GAAP measure, represents earnings before interest (including loss on debt extinguishment), tax, depreciation and amortization adjusted for mark-to-market gains or losses, asset write offs and impairments; and factors which the Company does not consider indicative of future operating performance
ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates – updates to the ASC
ATM Program	At-The-Market Equity Offering Program
BESS	Battery energy storage system
BlackRock	BlackRock, Inc.
Black Start	The capability of a generating asset to restore the grid in the event of a blackout without relying on the external electric power transmission network
Bridge Loan Agreement	Senior secured bridge credit agreement entered into by Clearway Energy Operating LLC that provides a term loan facility in an aggregate principal amount of $335 million that was repaid on May 3, 2022
CAFD
A non-GAAP measure, Cash Available for Distribution is defined as of December 31, 2023 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, cash receipts from notes receivable, cash contributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments and payments for lease expenses, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, changes in prepaid and accrued capacity payments, and adjusted for development expenses

Capistrano Wind Portfolio	Five wind projects representing 413 MW of capacity, which includes Broken Bow and Crofton Bluffs located in Nebraska, Cedro Hill located in Texas and Mountain Wind 1 and 2 located in Wyoming
CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreement	Amended and Restated Master Services Agreements, dated as of February 2, 2023, among the Company, Clearway Energy LLC, Clearway Energy Operating LLC and CEG
Clearway Energy LLC	The holding company through which the projects are owned by Clearway Energy Group LLC, the holder of Class B and Class D units, and Clearway Energy, Inc., the holder of the Class A and Class C units
Clearway Energy Group LLC	The holder of all shares of the Company’s Class B and Class D common stock and Clearway Energy LLC’s Class B and Class D units, and from time to time, possibly shares of Clearway Energy, Inc.’s Class A and/or Class C common stock
Clearway Energy Operating LLC	The holder of the project assets that are owned by Clearway Energy LLC
Clearway Renew	Clearway Renew LLC, a subsidiary of CEG, and its wholly-owned subsidiaries
COD	Commercial Operation Date
Code	Internal Revenue Code of 1986, as amended
Company	Clearway Energy, Inc., together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
Distributed Solar	Solar power projects, typically less than 20 MW in size (on an alternating current, or AC, basis), that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid

Drop Down Assets	Assets under common control acquired by the Company from CEG
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the ISO and the regional reliability coordinator of the various electricity systems within Texas
EWG	Exempt Wholesale Generator
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
FWS	U.S. Fish & Wildlife Service
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GHG	Greenhouse gas
GIM	Global Infrastructure Management, LLC, the manager of GIP
GIP	Global Infrastructure Partners
HLBV	Hypothetical Liquidation at Book Value
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ISO	Independent System Operator, also referred to as an RTO
ITC	Investment Tax Credit
KKR	KKR Thor Bidco, LLC, an affiliate of Kohlberg Kravis Roberts & Co. L.P.
kWh	Kilowatt Hour
LIBOR	London Inter-Bank Offered Rate
MBTA	Migratory Bird Treaty Act
Mesquite Star	Mesquite Star Special, LLC
MMBtu	Million British Thermal Units
Mt. Storm	NedPower Mount Storm LLC
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to Clearway Energy, Inc. net of collateral
NOLs	Net Operating Losses
NOx	Nitrogen Oxides
NPNS	Normal Purchases and Normal Sales
NRG	NRG Energy, Inc.
OCI/OCL	Other comprehensive income/loss
O&M	Operations and Maintenance
PG&E	Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PUCT	Public Utility Commission of Texas
PUHCA	Public Utility Holding Company Act of 2005
PURPA	Public Utility Regulatory Policies Act of 1978
QF	Qualifying Facility under PURPA

RA	Resource adequacy
RENOM	Clearway Renewable Operation & Maintenance LLC, a wholly-owned subsidiary of CEG
Rosie Central BESS	Rosie BESS Devco LLC
RPS	Renewable Portfolio Standards
RTO	Regional Transmission Organization
SCE	Southern California Edison
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2028 Senior Notes, the 2031 Senior Notes and the 2032 Senior Notes
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SPP	Solar Power Partners
SREC	Solar Renewable Energy Credit
Thermal Business	The Company’s thermal business, which consisted of thermal infrastructure assets that provided steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units
Thermal Disposition	The Company’s sale of 100% of its interests in the Thermal Business to KKR, which was completed on May 1, 2022
TotalEnergies	TotalEnergies SE
U.S.	United States of America
Utah Solar Portfolio	Seven utility-scale solar farms located in Utah, representing 530 MW of capacity
Utility Scale Solar	Solar power projects, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VIE	Variable Interest Entity

PART I
Item 1 — Business
General
Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor with a focus on investments in clean energy and owner of modern, sustainable and long-term contracted assets across North America. The Company was formed as a Delaware corporation on December 20, 2012. The Company is sponsored by GIP and TotalEnergies through the portfolio company, Clearway Energy Group LLC, or CEG, which is equally owned by GIP and TotalEnergies. GIP is an independent infrastructure fund manager that makes equity and debt investments in infrastructure assets and businesses. TotalEnergies is a global multi-energy company. CEG is a leading developer of renewable energy infrastructure in the U.S. On January 12, 2024, BlackRock entered into a definitive agreement to acquire 100% of the business and assets of GIM, which is the investment manager of the GIP funds that own an interest in CEG. BlackRock has indicated that the transaction is expected to close in the third quarter of 2024, subject to regulatory approvals and other customary closing conditions. BlackRock is a publicly-traded global investment management firm.
The Company is one of the largest renewable energy owners in the U.S. with approximately 6,000 net MW of installed wind, solar and energy storage projects. The Company’s approximately 8,500 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of these offtake agreements was approximately 10 years as of December 31, 2023 based on CAFD. A complete listing of the Company’s interests in facilities, operations and/or projects owned or leased as of December 31, 2023 can be found in Item 2 — Properties.
The Company is the sole managing member of Clearway Energy LLC and operates and controls all of its business and affairs and consolidates the financial results of Clearway Energy LLC and its subsidiaries. Clearway Energy LLC is a holding company for the companies that directly and indirectly own and operate the Company’s assets. The Company consolidates the results of Clearway Energy LLC through its controlling interest, with CEG’s interest shown as noncontrolling interest in the consolidated financial statements. The holders of the Company’s outstanding shares of Class A and Class C common stock are entitled to dividends as declared. CEG receives its distributions from Clearway Energy LLC through its ownership of Clearway Energy LLC Class B and Class D units. As a result of its current ownership of the Class B common stock and Class D common stock of the Company, CEG controls the Company. From time to time, CEG may also hold shares of the Company’s Class A and/or Class C common stock.
As of December 31, 2023, the Company owned 57.90% of the economic interests of Clearway Energy LLC, with CEG owning 42.10% of the economic interests of Clearway Energy LLC.

The diagram below represents a summarized structure of the Company as of December 31, 2023:

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
The Company’s plan for executing its business strategy includes the following key components:
Focus on contracted renewable energy and conventional generation. The Company owns and operates utility scale and distributed renewable energy and natural gas-fired generation assets, as well as energy storage assets, with proven technologies, generally low operating risks and stable cash flows. The Company believes by focusing on this core asset class and leveraging its industry knowledge, it will maximize its strategic opportunities, be a leader in operational efficiency and maximize its overall financial performance.

Growing the business through acquisitions of contracted operating assets. The Company believes that its base of operations provides a platform for strategic growth through cash accretive and tax advantaged acquisitions complementary to its existing portfolio. In addition to acquiring generation facilities from third parties where the Company believes its knowledge of the market and operating expertise provides it with a competitive advantage, the Company may consummate future acquisitions from CEG. The Company believes that CEG’s project development expertise provides the Company access to a development platform with an extensive pipeline of potential renewable energy and energy storage projects that are aligned to support the Company’s growth. The Company and CEG work collaboratively in considering new assets to be acquired by the Company. The assets listed below represent the Company’s currently committed investments in projects with CEG:

Asset	Technology	Gross Capacity (MW)	State	Estimated COD
Cedar Creek	Wind	160	ID	1H24
Cedro Hill Repowering	Wind	160	TX	2H24
Texas Solar Nova 2 (a)	Solar	200	TX	1H24

(a) Included in a co-investment partnership.
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
Competitive Strengths
Stable, high quality cash flows. The Company’s facilities have a stable, predictable cash flow profile consisting of long-life electric generation assets that primarily sell electricity under long-term fixed priced contracts or pursuant to regulated rates with investment-grade and certain other creditworthy counterparties. The majority of the Company’s facilities have minimal fuel risk, as the Renewables facilities have no fuel costs, however, the Company’s merchant conventional assets need to procure their own fuel. The offtake agreements for the Company’s conventional and renewable facilities have a weighted-average remaining duration, based on CAFD, of approximately 10 years as of December 31, 2023, providing long-term cash flow stability. The Company’s offtake agreements with counterparties for whom credit ratings are available have a weighted-average Moody’s rating of Ba1 based on rated capacity under contract. All of the Company’s assets are in the U.S. and accordingly have no currency or repatriation risks.

Environmentally well-positioned portfolio of assets. The Company’s portfolio consists of approximately 6,000 net MW of installed wind, solar and energy storage projects that are predominantly non-emitting sources of power generation. Additionally, the Company’s California conventional assets consist of efficient gas generation facilities that support electric system reliability. The Company does not anticipate having to expend any significant capital expenditures in the foreseeable future to comply with current environmental regulations applicable to its generation assets. Taken as a whole, the Company believes its strategy will be a net beneficiary of current and potential environmental legislation and regulatory requirements that may serve as a catalyst for capacity retirements and improve market opportunities for environmentally well-positioned assets like the Company’s assets once its current offtake agreements expire.
High quality, long-lived assets with low operating and capital requirements. The Company benefits from a portfolio of relatively newer assets. The Company’s assets are largely comprised of proven and reliable technologies, provided by leading original wind, solar and energy storage equipment manufacturers, including First Solar, General Electric, Siemens Energy AG, SunPower, Vestas and Wärtsilä. Given the nature of the portfolio, which includes a substantial number of relatively low operating and maintenance cost wind, solar and energy storage projects, the Company expects to achieve high fleet availability and expend modest maintenance-related capital expenditures.
Significant scale and diversity. The Company is one of the largest renewable energy owners in the U.S. with approximately 6,000 net MW of installed wind, solar and energy storage projects. The Company’s approximately 8,500 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities. The Company’s contracted renewable and conventional generation assets benefit from significant diversification in terms of technology, fuel type, counterparty and geography. The Company believes its scale and access to best practices across the fleet improves its business development opportunities through enhanced industry relationships, reputation and understanding of regional power market dynamics. Furthermore, the Company’s diversification reduces its operating risk profile and reliance on any single market.
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
Segment Review
The following tables summarize the Company’s operating revenues, net income (loss) and assets by segment, as discussed in Item 15 — Note 13, Segment Reporting.

	Year ended December 31, 2023
(In millions)	Conventional Generation	Renewables	Corporate	Total
Operating revenues	$420	$894	$—	$1,314
Net income (loss)	109	(12)	(111)	(14)
Total assets	2,058	12,205	438	14,701

	Year ended December 31, 2022
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$417	$696	$77	$—	$1,190
Net income (loss) (a)	161	(58)	17	940	1,060
Total assets	2,251	9,515	—	546	12,312

(a) Corporate net income includes the $1.29 billion gain on the sale of the Thermal Business to KKR, which was completed on May 1, 2022.

	Year ended December 31, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$441	$641	$204	$—	$1,286
Net income (loss)	172	(65)	22	(204)	(75)
Policy Incentives
U.S. federal, state and local governments have established various policy incentives to support the development, financing, ownership and operation of renewable energy projects. These incentives include PTCs, ITCs, accelerated tax depreciation, cash grants, tax abatements and RPS programs which have the effect of decreasing the costs and risks associated with developing and operating such projects or creating demand for renewable energy assets. In particular,
•Owners of wind facilities are eligible to claim the PTC, or an ITC in lieu of the PTC, provided that certain requirements are met. Similarly, owners of solar facilities are eligible to claim the ITC or, for facilities placed in service after August 16, 2022, the PTC, or an ITC in lieu of the PTC, provided certain requirements are met. Additionally, owners of energy storage facilities are eligible to claim the ITC for facilities placed in service after December 31, 2022, provided certain requirements are met. The PTC is an annual credit that is based on the amount of electricity sold by the facility during the first ten years after the facility is first placed in service. The ITC is a one-time credit that is based on a percentage of the cost of the facility and is claimed for the tax year in which the facility is first placed in service. Depending on the type of taxpayer, the PTC or ITC may be sold to an unrelated third party for cash, or in certain cases, direct payment from the government may be received. In order to qualify for the full amount of these credits in the case of facilities whose construction began on or after January 30, 2023, certain prevailing wage and apprenticeship requirements generally must be satisfied. For facilities that begin construction after December 31, 2024, the PTC and ITC will no longer apply and such facilities may instead be eligible for the clean electricity production credit or clean electricity investment credit, respectively. In order to qualify for these new credits, the facility’s greenhouse gas emissions cannot be greater than zero.
•Pursuant to the U.S. federal Modified Accelerated Cost Recovery System, or MACRS, wind and solar projects are generally depreciable for tax purposes over a five-year period (before taking into account certain conventions) even though the useful life of such projects is generally much longer than five years. Federal income tax law also provides for immediate and 100% expensing and deductibility for eligible property acquired and placed in service after September 27, 2017, and before January 1, 2023, with phase downs permitting 80%, 60%, 40% and 20% expensing and deductibility for property acquired and placed in service during 2023, 2024, 2025 and 2026, respectively.
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
The elimination of, loss of, or reduction in, the incentives discussed above could decrease the attractiveness of renewable energy projects to developers, including, but not limited to, CEG, which could reduce the Company’s acquisition or development opportunities. Such an elimination, loss or reduction could also reduce the Company’s willingness to pursue or develop certain renewable energy projects due to higher operating costs or decreased revenues under its PPAs.
Regulatory Matters
As owners of power plants and participants in wholesale energy markets, certain of the Company’s subsidiaries are subject to regulation by various federal and state government agencies. These agencies include FERC and the PUCT, as well as other public utility commissions in certain states where the Company’s assets are located. Each of the Company’s U.S. generating facilities qualifies as an EWG or QF. In addition, the Company is subject to the market rules, procedures and protocols of the various ISO and RTO markets in which it participates. Likewise, certain of the Company’s subsidiaries must also comply with the mandatory reliability requirements imposed by NERC and the regional reliability entities in the regions where the Company has generating facilities subject to NERC’s reliability authority. The Company’s operations within the ERCOT footprint are not subject to rate regulation by FERC, as they are deemed to operate solely within the ERCOT market and not in interstate commerce. These operations are subject to regulation by PUCT. Similarly, the Company’s operations within Hawaii are not subject to rate regulation by FERC, as they are deemed to operate solely within the State of Hawaii and not in interstate commerce.

FERC
FERC, among other things, regulates the transmission and the wholesale sale of electricity in interstate commerce under the authority of the FPA. The transmission and sale of electric energy occurring wholly within ERCOT and Hawaii is not subject to FERC’s jurisdiction. Under existing regulations, FERC has the authority to determine whether an entity owning a generation facility is an EWG, as defined in the PUHCA. FERC also has the authority to determine whether a generation facility meets the applicable criteria of a QF under the PURPA. Each of the Company’s U.S. generating facilities qualifies as either an EWG or QF.
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
Public utilities are required to obtain FERC’s acceptance, pursuant to Section 205 of the FPA, of their rate schedules for the wholesale sale of electricity. Several of the Company’s QF generating facilities and all of the Company’s non-QF generating facilities located in the U.S. outside of ERCOT and Hawaii make sales of electricity pursuant to market-based rates, as opposed to traditional cost-of-service regulated rates. FERC conducts a review of the market-based rates of Company public utilities and potential market power every three years according to a regional schedule established by FERC.
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
A number of regulations that may affect the Company are under review for potential revision or rescission in 2024. The Company will evaluate the impact of the legislation and regulations as they are revised but cannot fully predict the impact of each until anticipated revisions and legal challenges are resolved. To the extent that proposed legislation and new or revised regulations restrict or otherwise impact the Company’s operations, the proposed legislation and regulations could have a negative impact on the Company’s financial performance.
Proposed Federal MBTA Incidental Take Legislation and Regulations — On October 4, 2021, U.S. Fish and Wildlife Service, or FWS, issued the final MBTA rule, effective December 3, 2021, restoring the MBTA to prohibit the incidental take of migratory birds. In 2021, FWS issued an advance notice of proposed rulemaking advising that it intends to gather information necessary to develop proposed regulations to authorize the incidental take of migratory birds under prescribed conditions and prepare a draft environmental review pursuant to the National Environmental Policy Act, or NEPA. Throughout 2022, FWS sought comments on the content of the proposed rule. In November 2023, FWS withdrew the draft MBTA permit program rule from the Office of Information and Regulatory Affairs to address technical comments received from agencies. FWS has indicated that the rule is likely to be published in the second half of 2024.

Federal Eagle Incidental Take Permit Rule — On September 30, 2022, FWS published in the Federal Register a draft rule revising the eagle incidental take permit program. Comments on the revised rule continued to be accepted during 2023. The final eagle incidental take permit rule was published in the Federal Register on February 12, 2024 and will become effective on April 13, 2024. The final rule is anticipated to provide an expedited eagle take permitting and lower cost path for many wind facilities.
Local California Air District Rules — Air districts, including the Bay Area Air Quality Management District and the San Diego Air Pollution Control District, have recently proposed and/or updated new source review permitting requirements, including to incorporate public notice requirements as well as updates to programs addressing toxic air contaminants. Rulemaking in the Los Angeles Air Basin, as regulated by South Coast Air Quality Management District, or SCAQMD, continues to update command-and-control regulations that limit NOx emissions for stationary sources in preparation for sunsetting SCAQMD’s Regional Clean Air Market, or RECLAIM, cap and trade program in the next few years. The Company’s conventional generation plants meet the district’s existing and proposed amendments to command-and-control regulations. Proposed updates to local California Air District Rules are not expected to affect the operations nor compliance of the Company’s conventional generation plants.
Amendments to NEPA — On June 3, 2023, President Biden signed the Fiscal Responsibility Act of 2023, or FRA, into law, which includes amendments to the NEPA, aimed at streamlining the environmental review process. Following the FRA, on July 31, 2023, the White House Council on Environmental Quality, or CEQ, published a proposed rule, the Bipartisan Permitting Reform Implementation Rule, which seeks to revise, update and modernize the existing regulations under the NEPA and includes provisions regarding robust public involvement, environmental justice, and climate change, or the Phase 2 Proposed Rule. The public comment period on the Phase 2 Proposed Rule closed on September 29, 2023 and the final rule has not yet been published.
Customers
The Company sells its electricity and environmental attributes, including RECs, primarily to local utilities under contractual arrangements. During the year ended December 31, 2023, the Company derived approximately 24% of its consolidated revenue from Southern California Edison, or SCE, and approximately 17% of its consolidated revenue from PG&E.
Human Capital
As of December 31, 2023, the Company had 61 employees. The Company also depends upon personnel of CEG for the provision of asset management, administration and O&M services.
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

The Company also has an Equity, Partnership & Inclusion Council, or EPIC. As part of its commitment, the Company provides education on topics related to diversity, inclusion and equity. The Company identified three areas of focus: Our People; Our Brand, Customers and Community; and Our Purchasing. With the involvement of its employees, EPIC is advancing efforts in each of these areas to identify and implement opportunities for the Company to address equity, partnership and inclusion issues in its business activities.
Our People focuses on education and training; diversity, equity and inclusion policies and recruitment strategies; community and industry partnerships; and maintaining high employee engagement and retention.
Our Brand, Customers & Community focuses on pursuing opportunities that provide more equitable access to renewable energy; broadening participation for small to medium enterprises; supporting the diversity, equity and inclusion goals of the Company’s offtakers; building robust community engagement relationships; and meaningfully representing that work in the external market.
Our Purchasing focuses on establishing a non-discriminatory practices standard for the Company’s suppliers, diverse vendor sourcing and benchmarking.
In addition to the personnel of CEG, the Company relies on other third-party service providers in the daily operations of its conventional facilities and certain renewable facilities.
Environmental, Social and Governance (ESG)
The Company is committed to engaging with its stakeholders on environmental, social and governance, or ESG, matters in a proactive, holistic and integrated manner. The Company strives to provide recent, credible and comparable data to investors around ESG issues and to comply with ESG disclosure requirements. The Company’s Board of Directors reviews developing trends and emerging ESG matters as well as the Company’s strategies, activities, policies and communications regarding ESG matters, and reviews and considers potential actions the Company could take regarding ESG matters.
Aligned with the Company’s strategy of owning and acquiring environmentally-sound power generation and energy storage assets, the Company has issued $2.1 billion of corporate green bonds under a green bond framework that applies the net proceeds to finance or refinance, in part or in full, new and existing projects and assets meeting certain criteria focused on the supply of energy from renewable resources, including solar energy and wind energy.
As discussed in greater detail above, the Company, through EPIC, has focused its diversity, equity and inclusion efforts in three areas: Our People; Our Brand, Customers and Community; and Our Purchasing. With the involvement of the Company’s employees, EPIC is advancing efforts in each of these areas to identify and implement opportunities for the Company to address equity, partnership and inclusion issues in its business activities.
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

Item 1A — Risk Factors
Summary of Risk Factors
The Company’s business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:
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
•The Company is exposed to risks inherent in the use of interest rate swaps and energy-related financial instruments. The Company may be exposed to additional risks in the future if it utilizes other derivative instruments.
•The Company does not own all of the land on which its power generation and energy storage assets are located, which could result in disruption to its operations. The Company’s use and enjoyment of real property rights for its projects may be adversely affected by the rights of lienholders and leaseholders that are superior to those of the grantors of those real property rights to the Company.
•The Company’s businesses are subject to physical, market and economic risks relating to potential effects of climate change and public and governmental initiatives to address climate change.
•Risks that are beyond the Company’s control, including but not limited to acts of terrorism or related acts of war, natural disasters, severe weather, changes in weather patterns, flooding, pandemics (such as the COVID-19 pandemic), inflation, supply chain disruptions, hostile cyber intrusions or other catastrophic events, could have a material adverse effect on the business, financial condition, results of operations and cash flows.
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
•The Company’s ability to comply with tax laws and policies may depend on its contractual arrangements and information provided by third parties and may require significant resources.

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
The majority of the electric power the Company generates is sold under long-term offtake agreements with public utilities or industrial or commercial end-users, with a weighted average remaining duration, based on CAFD, of approximately 10 years. As of December 31, 2023, the largest customers of the Company’s power generation and energy storage assets, including assets in which the Company has less than a 100% membership interest, were SCE and PG&E, which represented 24% and 17%, respectively, of total consolidated revenues generated by the Company during the year ended December 31, 2023.
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
As of December 31, 2023, the Company had approximately $8.10 billion of total consolidated indebtedness, $5.97 billion of which was incurred by the Company’s non-guarantor subsidiaries. In addition, the Company’s share of its unconsolidated affiliates’ total indebtedness and letters of credit outstanding as of December 31, 2023, totaled approximately $303 million and $37 million, respectively (calculated as the Company’s unconsolidated affiliates’ total indebtedness as of such date multiplied by the Company’s percentage membership interest in such assets).

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
The ongoing operation of the Company’s facilities involves risks that include the breakdown or failure of equipment or processes or performance below expected levels of output or efficiency due to wear and tear, latent defect, design error, operator error or force majeure events, among other things. The Company’s facilities are subject to the risks inherent with power generation facilities, including, but not limited to, degradation of equipment in excess of the Company’s expectations, system failures and outages, which could impair the ability of the facilities to meet the Company’s performance expectations. In addition, replacement and spare parts for key components may be difficult or costly to acquire or may be unavailable. Operation of the Company’s facilities also involves risks that the Company will be unable to transport its products to its customers in an efficient manner due to a lack of transmission capacity. Unplanned outages of generating units, including extensions of scheduled outages due to mechanical failures or other problems, occur from time to time and are an inherent risk of the business. Unplanned outages typically increase operation and maintenance expenses, capital expenditures and may reduce revenues as a result of selling fewer MWh or require the Company to incur significant costs as a result of obtaining substitute RA or replacement power from third parties in the open market to satisfy forward power sales obligations. The Company’s inability to operate its electric generation assets efficiently, manage capital expenditures and costs and generate earnings and cash flow from the Company’s asset-based businesses could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. While the Company maintains insurance, obtains warranties from vendors and obligates contractors to meet certain performance levels, the proceeds of such insurance, warranties or performance guarantees may not cover the Company’s lost revenues, increased expenses or liquidated damages payments should it experience equipment breakdown or non-performance by contractors or vendors. The Company maintains an amount of insurance protection that it considers adequate but cannot provide any assurance that the Company’s insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which the Company may be subject. Furthermore, the Company’s insurance coverage is subject to deductibles, caps, exclusions and other limitations. A loss for which the Company is not fully insured (which may include a significant judgment against any facility or facility operator) could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. Further, due to rising insurance costs and changes in the insurance markets, the Company cannot provide any assurance that its insurance coverage will continue to be available at all or at rates or on terms similar to those presently available. Any losses not covered by insurance could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
Power generation involves hazardous activities, including acquiring, transporting and unloading fuel, operating large pieces of rotating equipment and delivering electricity to transmission and distribution systems. In addition to natural risks such as earthquakes, floods, lightning, hurricanes and strong wind, other hazards, such as fire, explosion, structural collapse and machinery failure are inherent risks in the Company’s operations. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment and contamination of, or damage to, the environment and suspension of operations. To the extent an event was not covered by insurance policies, such incidents could subject the Company to substantial liabilities arising from emergency response, environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for any related violations of environmental laws or regulations.
The Company’s facilities may operate, wholly or partially, without long-term power sales agreements.
The Company’s facilities may operate without long-term power sales agreements for some or all of their generating capacity and output and therefore be exposed to market fluctuations. Without the benefit of long-term power sales agreements for the facilities, the Company cannot be sure that it will be able to sell any or all of the power generated by the facilities at economic rates or that the facilities will be able to operate profitably. This could lead to less predictable revenues, future impairments of the Company’s property, plant and equipment or to the closing of certain of its facilities, resulting in economic losses and liabilities, which could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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
The Company is exposed to risks inherent in the use of interest rate swaps and energy-related financial instruments. The Company may be exposed to additional risks in the future if it utilizes other derivative instruments.
The Company uses interest rate swaps to manage interest rate risk and uses energy-related financial instruments to manage variability in earnings due to fluctuations in market prices. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts. If the values of these financial contracts change in a manner that the Company does not anticipate, or if a counterparty fails to perform under a contract, it could harm the business, financial condition, results of operations and cash flows.
The Company does not own all of the land on which its power generation and energy storage assets are located, which could result in disruption to its operations.
The Company does not own all of the land on which its power generation and energy storage assets are located, and the Company is, therefore, subject to the possibility of less desirable terms and increased costs to retain necessary land use if it does not have valid leases or rights-of-way or if such rights-of-way lapse or terminate. Although the Company has obtained rights to construct and operate these assets pursuant to related lease arrangements, the rights to conduct those activities are subject to certain exceptions, including the term of the lease arrangement. The Company is also at risk of condemnation on land it owns. The loss of these rights, through the Company’s inability to renew right-of-way contracts, condemnation or otherwise, may adversely affect the Company’s ability to operate its assets.
The Company’s use and enjoyment of real property rights for its projects may be adversely affected by the rights of lienholders and leaseholders that are superior to those of the grantors of those real property rights to the Company.
Wind, solar and energy storage projects generally are, and are likely to be, located on land occupied by the project pursuant to long-term easements and leases. The ownership interests in the land subject to these easements and leases may be subject to mortgages securing loans or other liens (such as tax liens) and other easement and lease rights of third parties (such as leases of oil or mineral rights) that were created prior to the project’s easements and leases. As a result, the project’s rights under these easements or leases may be subject, and subordinate, to the rights of those third parties. The Company performs title searches and obtains title insurance to protect itself against these risks. Such measures may, however, be inadequate to protect the Company against all risk of loss of its rights to use the land on which the wind projects are located, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
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

Furthermore, governmental, scientific and public concern over the threat of climate change arising from GHG emissions may limit the Company’s access to natural gas or decrease demand for energy generated by the Company’s conventional assets. State, national and foreign governments and agencies continue to evaluate, and in some instances adopt, climate-related legislation and other regulatory initiatives that would restrict GHG emissions. Changes in environmental requirements related to GHG, climate change and alternative energy sources may impact demand for the Company’s services. For example, the Inflation Reduction Act of 2022, or IRA, includes incentives to promote the construction of wind and solar electric generation, as well as energy storage, and encourages consumers to use these alternative energy sources. While this could benefit the Company by increasing the demand for the Company’s solar or wind energy, the clean energy incentives included in the IRA or similar state or federal initiatives to incentivize a shift away from fossil fuels could reduce demand for energy generated by fossil fuels, and therefore have an adverse effect on the Company’s natural gas generation business, financial condition and results of operations.
Risks that are beyond the Company’s control, including but not limited to acts of terrorism or related acts of war, natural disasters, severe weather, changes in weather patterns, flooding, pandemics (such as the COVID-19 pandemic), inflation, supply chain disruptions, hostile cyber intrusions or other catastrophic events, could have a material adverse effect on the business, financial condition, results of operations and cash flows.
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
Furthermore, certain of the Company’s power generation and energy storage assets are located in active earthquake zones in California and Arizona, and certain project companies and suppliers conduct their operations in the same region or in other locations that are susceptible to natural disasters. In addition, California and some of the locations where certain suppliers are located, from time to time, have experienced shortages of water, electric power and natural gas. Catastrophic events, such as an earthquake, wildfire, drought, flood, pandemics (such as the COVID-19 pandemic) or localized extended outages of critical utilities or transportation systems, or any critical resource shortages, affecting the Company or its suppliers, could cause a significant interruption in the business, damage or destroy the Company’s facilities or those of its suppliers or the manufacturing equipment or inventory of the Company’s suppliers. The Company has a limited number of highly skilled employees for some of its operations and relies on certain independent contractors and other service providers. If a large proportion of the Company’s employees in those critical positions, or independent contractors or other service providers to the Company or its customers were to be negatively impacted by a catastrophic event at the same time, the Company would rely upon its business continuity plans in an effort to continue operations at its facilities, but there is no certainty that such measures will be sufficient to mitigate the adverse impact to its operations that could result from shortages of highly skilled employees, independent contractors or service providers. Any such terrorist acts, environmental repercussions or disruptions or natural disasters could result in a significant decrease in revenues or significant reconstruction or remediation costs, beyond what could be recovered through insurance policies, which could have a material adverse effect on the business, financial condition, results of operations and cash flows.
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
Risks Related to the Company’s Relationships with GIP, TotalEnergies and CEG
GIP and TotalEnergies, through their equal ownership of CEG, the Company’s controlling stockholder, exercise substantial influence over the Company. The Company is highly dependent on CEG.
CEG owns all of the Company’s outstanding Class B and Class D common stock. The Company’s outstanding Class B and Class D common stock is entitled to one vote per share and 1/100th of a vote per share, respectively. As a result of its ownership of the Class B and Class D common stock, CEG owns 54.91% of the combined voting power of the Company’s common stock as of December 31, 2023. CEG is equally owned by GIP and TotalEnergies. On January 12, 2024, BlackRock entered into a definitive agreement to acquire 100% of the business and assets of GIM, which is the investment manager of the GIP funds that own an interest in CEG. BlackRock has indicated that the transaction is expected to close in the third quarter of 2024, subject to regulatory approvals and other customary closing conditions.
As a result of this ownership, CEG has substantial influence on the Company’s affairs and CEG’s voting power will constitute a large percentage of any quorum of the Company’s stockholders voting on any matter requiring the approval of the Company’s stockholders. Such matters include the election of directors, the adoption of amendments to the Company’s amended and restated certificate of incorporation and fourth amended and restated bylaws and approval of mergers or sale of all or substantially all of its assets. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company or discouraging others from making tender offers for the Company’s shares. In addition, CEG has the right to elect all of the Company’s directors. CEG may cause corporate actions to be taken that do not fully align with the interests of the Company’s other stockholders (including holders of the Company’s Class A and Class C common stock).
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
Due to CEG’s approximate 54.91% combined voting power in the Company, the ability of other holders of the Company’s Class A and Class C common stock to exercise control over the corporate governance of the Company is limited. CEG has a substantial influence on the Company’s affairs and CEG’s voting power constitutes a large percentage of any quorum of the Company’s stockholders voting on any matter requiring the approval of the Company’s stockholders. It is possible that the interests of CEG and its affiliates may in certain circumstances differ from the interests of the Company or other holders of the Company’s Class A and Class C common stock.

The Company may not be able to consummate future acquisitions from CEG.
The Company’s ability to grow through acquisitions depends, in part, on CEG’s ability to identify and present the Company with acquisition opportunities. CEG has not agreed to commit a specific level of dedicated resources for the pursuit of renewable power-related acquisitions. There are a number of factors which could materially and adversely impact the extent to which suitable acquisition opportunities are made available from CEG, including that the same professionals within CEG’s organization that are involved in acquisitions that are suitable for the Company have responsibilities within CEG’s broader asset management business, which may include sourcing acquisition opportunities for CEG. Limits on the availability of such individuals will likewise result in a limitation on the availability of acquisition opportunities for the Company. In making these determinations, CEG may be influenced by factors that result in a misalignment with the Company’s interests or conflict of interest.
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

Certain of the Company’s PPAs and project-level financing arrangements include provisions that would permit the counterparty to terminate the contract or accelerate maturity in the event CEG ceases to control or own, directly or indirectly, a majority of the voting power of the Company.
Certain of the Company’s PPAs and project-level financing arrangements contain change in control provisions that provide the counterparty with a termination right or the ability to accelerate maturity in the event of a change of control of the Company without the counterparty’s consent. These provisions are triggered in the event CEG ceases to own, directly or indirectly, capital stock representing more than 50% of the voting power of the Company’s capital stock outstanding on such date, or, in some cases, if CEG ceases to be the majority owner, directly or indirectly, of the applicable project subsidiary. As a result, if CEG ceases to control, or in some cases, own a majority of the voting power of the Company, the counterparties could terminate such contracts or accelerate the maturity of such financing arrangements. The termination of any of the Company’s PPAs or the acceleration of the maturity of any of the Company’s project-level financing could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.
The Company is a “controlled company”, controlled by CEG, and as a result, is exempt from certain corporate governance requirements that are designed to provide protection to stockholders of companies that are not controlled companies.
As of December 31, 2023, CEG controls 54.91% of the Company’s combined voting power and is able to elect all of the Company’s board of directors. As a result, the Company is considered a “controlled company” for the purposes of the NYSE listing requirements. As a “controlled company,” the Company is permitted to, and the Company may, opt out of the NYSE listing requirements that would require (i) a majority of the members of the Company’s board of directors to be independent, (ii) that the Company establish a compensation committee and a nominating and governance committee, each comprised entirely of independent directors, or (iii) an annual performance evaluation of the nominating and governance and compensation committees. The NYSE listing requirements are intended to ensure that directors who meet the independence standards are free of any conflicting interest that could influence their actions as directors. While the Company has elected to have a Corporate Governance, Conflicts and Nominating Committee consisting entirely of independent directors and to conduct an annual performance evaluation of this committee, the majority of the members of the Company’s board of directors are not considered independent and the Company’s compensation committee is not comprised entirely of independent directors. Therefore, the Company’s stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the applicable NYSE listing requirements.
Risks Related to Regulation
The Company’s business is subject to restrictions resulting from environmental, health and safety laws and regulations.
The Company is subject to various federal, state and local environmental and health and safety laws and regulations. In addition, the Company may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property where there has been a release or threatened release of a hazardous regulated material as well as other affected properties, regardless of whether the Company knew of or caused the release. In addition to these costs, which are typically not limited by law or regulation and could exceed an affected property’s value, the Company could be liable for certain other costs, including governmental fines and injuries to persons, property or natural resources. Further, some environmental laws provide for the creation of a lien on a contaminated site in favor of the government as security for damages and any costs the government incurs in connection with such contamination and associated clean-up. Although the Company generally requires its operators to indemnify it for environmental liabilities the operators cause, the amount of such liabilities could exceed the financial ability of the operator to indemnify the Company. The presence of contamination or the failure to remediate contamination may adversely affect the Company’s ability to operate the business.
Local, state, federal and international regulatory bodies have increasingly focused on greenhouse gas (GHG) regulation, which could increase the cost of electricity generated by fossil fuels and reduce demand for the power the Company’s conventional assets generate and market. The EPA regulates GHG emissions from new and modified facilities that are potential major sources of criteria pollutants under the Clean Air Act and has adopted regulations that require, among other things, preconstruction and operating permits for certain large stationary sources and the monitoring and reporting of GHGs from certain oil and natural gas facilities. Further, the EPA recently announced strict new methane emissions regulations for oil and natural gas facilities, and the IRA established a charge on excess methane emissions from the same facilities. On the international level, under the Paris Agreement, the U.S. established an economy-wide target of reducing its net GHG emissions by 50-52 percent below 2005 levels by 2030 and achieving net zero GHG emissions economy-wide by no later than 2050. In December 2023, the United Nations Climate Change Conference issued a call on parties to the Paris Agreement, including the U.S., to contribute to the transitioning away from fossil fuels, reduction of methane emissions, and increase in renewable energy capacity to achieve net zero emissions by 2050. Many state and local officials have stated their intent to intensify efforts to uphold the commitments set forth in the international accord.

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
Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States. Companies across all industries are facing increased scrutiny from the public, stakeholders and government agencies related to their environmental, social, and governance, or ESG, practices and commitments to address climate change. For example, the SEC proposed enhanced climate-related disclosures in March 2022, which are expected to be finalized in the first half of 2024, and in September 2023, California passed climate-related disclosure mandates, which are broader than the SEC’s proposed rules. In recent years, investor advocacy groups, institutional investors, investment funds, and other influential investors have placed increasing importance on ESG practices. Increased focus and activism related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. While the Company is committed to engaging with its stakeholders on ESG practices in a proactive, holistic and integrated manner, changes in the public or stakeholder sentiment could impact the Company’s ability to fund its conventional assets or decrease the demand for the energy generated by these assets. In addition, the additional disclosure requirements involve a significant recordkeeping requirement, which could result in the need for additional resources to support compliance. The Company will also be reliant upon its vendors in providing the necessary information for compliance, which may provide additional challenges in meeting compliance requirements.
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
The Company’s growth strategy depends in part on government policies that support renewable generation and energy storage and enhance the economic viability of owning renewable power generation assets. Renewable power generation assets currently benefit from various federal, state and local governmental incentives such as ITCs, PTCs, loan guarantee programs, RPS programs and accelerated depreciation for tax purposes. These laws, regulations and policies have had a significant impact on the development of renewable power generation projects and they could be changed, reduced or eliminated at any time. These incentives make the development of renewable power generation projects more competitive by providing tax credits or grants and accelerated depreciation for a portion of the development costs, decreasing the costs and risks associated with developing such projects or creating demand for renewable power assets through RPS programs.
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
Revenue earned by GenConn is established each year in a rate case; accordingly, the profitability of its assets is dependent on regulatory approval.
Revenues related to GenConn are established each year by the Connecticut Public Utilities Regulatory Authority. While such regulatory oversight is generally premised on the recovery of prudently incurred costs and a reasonable rate of return on invested capital, the rates that GenConn may charge, or the revenue that the Company may earn through its GenConn investment, which is accounted for under the equity method, with respect to this capacity are subject to authorization of the applicable regulatory authorities. There can be no assurance that such regulatory authorities will consider all of the costs to have been prudently incurred or that the regulatory process by which rates or revenues are determined will always result in rates or revenues that achieve full recovery of costs or an adequate return on the Company’s capital investments. While GenConn’s rates and revenues are generally established based on an analysis of costs incurred in a base year, the rates GenConn is allowed to charge, and the revenues GenConn is authorized to earn, may or may not match the costs at any given time. If GenConn’s costs are not adequately recovered through these regulatory processes, it could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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

The Company may incur other expenses or liabilities during a period that could significantly reduce or eliminate its CAFD and, in turn, impair its ability to pay dividends to holders of the Company’s Class A or Class C common stock during the period. Because the Company is a holding company, its ability to pay dividends on the Company’s Class A or Class C common stock is restricted and further limited by the ability of the Company’s subsidiaries to make distributions to the Company, including restrictions under the terms of the agreements governing the Company’s corporate debt and project-level financing. For example, as a result of the bankruptcy of PG&E, between early 2019 and mid-2020, certain of the Company’s assets and investments were unable to make distributions to the Company. The project-level financing agreements generally prohibit distributions from the project entities prior to COD and thereafter prohibit distributions to the Company unless certain specific conditions are met, including the satisfaction of financial ratios. The Company’s revolving credit facility also restricts the Company’s ability to declare and pay dividends if an event of default has occurred and is continuing or if the payment of the dividend would result in an event of default.
Clearway Energy LLC’s cash flow will likely fluctuate from quarter to quarter, in some cases significantly, due to seasonality, weather volatility and other factors. As a result, the Company may cause Clearway Energy LLC to reduce the amount of cash it distributes to its members in a particular quarter to establish reserves to fund distributions to its members in future periods for which the cash distributions the Company would otherwise receive from Clearway Energy LLC would be insufficient to fund its quarterly dividend. If the Company fails to cause Clearway Energy LLC to establish sufficient reserves, the Company may not be able to maintain its quarterly dividend with respect to a quarter adversely affected by seasonality.
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
The market price of the Company’s Class A and Class C common stock may fluctuate significantly in response to a number of factors, most of which the Company cannot predict or control, including general market and economic conditions, disruptions, downgrades, credit events and perceived problems in the credit markets; actual or anticipated variations in its quarterly operating results or dividends; natural disasters, wildfires and other weather-related events; changes in the Company’s investments or asset composition; write-downs or perceived credit or liquidity issues affecting the Company’s assets; market perception of CEG or its owners, the Company’s business and the Company’s assets; the Company’s level of indebtedness and/or adverse market reaction to any indebtedness that the Company may incur in the future; the Company’s ability to raise capital on favorable terms or at all; loss of any major funding source; changes in market valuations of similar power generation companies; and speculation in the press or investment community regarding the Company or CEG (or its owners).

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
Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person that together with its affiliates owns or within the last three years has owned 15% of voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Additionally, the Company’s restated certificate of incorporation prohibits any person and any of its associate or affiliate companies in the aggregate, public utility or holding company from acquiring, other than secondary market transactions, an amount of the Company’s Class A or Class C common stock sufficient to result in a transfer of control without the prior written consent of the Company’s board of directors. Any such change of control, in addition to prior approval from the Company’s board of directors, would require prior authorization from FERC. Similar restrictions may apply to certain purchasers of the Company’s securities which are holding companies regardless of whether the Company’s securities are purchased in offerings by the Company, in open market transactions or otherwise. A purchaser of the Company’s securities which is a holding company will need to determine whether a given purchase of the Company’s securities may require prior FERC approval.

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
The Company expects to (i) carryforward prior year NOL balances to offset future taxable income and (ii) generate tax credits and carryforward prior year tax credits to offset future income tax liabilities. Based on the Company’s current portfolio of assets, which include renewable assets that benefit from accelerated tax depreciation deductions and federal tax credits, the Company estimates it will not pay material income tax payments through 2026.
While the Company expects its NOLs and tax credits will be available as a future benefit, in the event that they are not generated as expected, successfully challenged by the IRS or state and local jurisdictions (in a tax audit or otherwise) or subject to future limitations from a potential change in ownership, the Company’s ability to realize these benefits may be limited. In addition, the Company’s ability to realize state and local tax exemptions, including property or sales and use tax exemptions, is subject to various tax law requirements. If these exemptions are successfully challenged by state and local jurisdictions or if a change in tax law occurs, the Company’s ability to realize these exemptions could be affected. A reduction in the Company’s expected NOLs or tax credits, a limitation on the Company’s ability to use such losses or tax credits and challenges by tax authorities to the Company’s tax positions may result in a material increase in the Company’s estimated future income, sales/use and property tax liability and may negatively impact the Company’s liquidity and financial condition.

The Company’s ability to use NOLs to offset future income may be limited.
The Company’s ability to use NOLs could be substantially limited if the Company is unable to generate future taxable income or were to experience an “ownership change” as defined under Section 382 of the Code. In general, an “ownership change” would occur if the Company’s “5-percent shareholders,” as defined under Section 382 of the Code, collectively increased their ownership in the Company by more than 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change NOLs equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurs, increased by certain adjustments for built-in gains at the time of the ownership change. Future sales of any class of the Company’s common stock by CEG, as well as future issuances by the Company, could contribute to a potential ownership change.
A valuation allowance may be required for the Company’s deferred tax assets.
The Company’s expected NOLs and tax credits will be reflected as a deferred tax asset as they are generated until utilized to offset income. Valuation allowances may need to be maintained for deferred tax assets that the Company estimates are more likely than not to be unrealizable, based on available evidence at the time the estimate is made. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory tax rates and future taxable income levels. In the event that the Company was to determine that it would not be able to realize all or a portion of its net deferred tax assets in the future, the Company would reduce such amounts through a charge to income tax expense in the period in which that determination was made, which could have a material adverse impact on the Company’s financial condition and results of operations.
Distributions to holders of the Company’s Class A and Class C common stock may be taxable.
The amount of distributions to holders of the Company’s Class A and Class C common stock that will be treated as taxable for U.S. federal income tax purposes to such holders will depend on the amount of the Company’s current and accumulated earnings and profits. It is difficult to predict whether the Company will generate earnings or profits as computed for federal income tax purposes in any given tax year. Generally, a corporation’s earnings and profits are computed based upon taxable income, with certain specified adjustments. Distributions will constitute ordinary dividend income to the extent paid from the Company’s current or accumulated earnings and profits. Distributions in excess of the Company’s current and accumulated earnings and profits will constitute a nontaxable return of capital to the extent of a stockholder’s basis in his or her Class A or Class C common stock. Distributions in excess of the Company’s current and accumulated earnings and profits and in excess of a stockholder’s basis will be treated as gain from the sale of the common stock.
For U.S. tax purposes, the Company’s distributions to its stockholders in 2022 were classified as taxable dividends. A portion of the Company’s distributions to its stockholders in 2023 were classified as taxable dividends and the remaining distributions were classified as either a nontaxable return of capital and a reduction of a U.S. stockholder’s tax basis, to the extent of a U.S. stockholder’s tax basis in each of the Company’s common shares, or taxed as a capital gain. The Company anticipates that it will be in a cumulative earnings and profits deficit position as of the end of 2023. As a result, any distributions made to holders of the Company’s Class A and Class C Common stock in 2024 and beyond may be treated as a nontaxable return of capital or capital gain for U.S. federal income tax purposes. The portion of distributions that will be treated as nontaxable return of capital or capital gain will depend upon a number of factors, including but not limited to, the Company’s overall performance and the gross amount of any distributions made to stockholders in 2024 and beyond.
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

The IRA contains a number of revisions to the Internal Revenue Code, including (i) a 15% corporate minimum income tax for certain taxpayers, (ii) a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022 and (iii) business tax credits and incentives for the development of clean energy projects and the production of clean energy. In order to qualify for the full amount of business tax credits and incentives for clean energy projects whose construction began on or after January 30, 2023, certain wage and apprenticeship requirements must be met. The Company continues to analyze the potential impact of the IRA and monitor guidance to be issued by the United States Department of the Treasury.
The Company’s ability to comply with tax laws and policies may depend on its contractual arrangements and information provided by third parties and may require significant resources.
The IRA contains stringent compliance, recordkeeping and certification requirements in order to claim tax credits and incentives available. Additionally, in order to avoid possibly losing available credits, the Company must comply with prevailing wage and apprenticeship requirements applicable to projects on which construction began on or after December 31, 2022. The IRA does permit that certain defects in meeting the requirements may be timely cured under certain conditions rather than causing a loss of the tax credits.
Moreover, the documentation required for this compliance will come from third-party vendors, including equipment manufacturers and engineering, procurement and construction contractors and subcontractors as well as the Company’s internal sources. In addition, if there are defects in compliance with the prevailing wages and apprenticeship requirements, the payments to cure such deficiencies will need to be made by these third parties to their employees. The conduct of these third parties can also impact the right to claim tax credits and/or the exposure to penalties if they fail to adequately comply with the tax laws.
While the Company has secured and will continue to attempt to secure the necessary access to the information required to meet its compliance and certification requirements under the tax law and has included and will continue to include in contracts with third parties rights to have third parties make cure payments if necessary, the Company may not be able to control whether appropriate documentation is actually available or provided in a timely manner and/or whether cure actions are taken by a third party in a timely fashion. This may result in the incurrence of penalties and loss of tax credits. It is also possible that the terms negotiated with third parties fail to meet the requirements of tax law either with respect to compliance requirements, documentation or conduct of third-parties. The impact of such noncompliance could materially adversely affect the Company’s business, financial condition and results of operations.
Moreover, the costs and resources required to adequately comply with the requirements of the IRA and to monitor the activities of third parties are still to be determined as the Company puts in place its compliance and documentation program and as guidance from the Treasury in the form of notices and regulations continues to be issued.

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
•Potential risks related to the Company’s relationships with CEG and its owners;
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
•The Company’s ability to enter into contracts to sell power and procure fuel on acceptable terms and prices;
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
Item 1B — Unresolved Staff Comments
None.

Item 1C — Cybersecurity
Risk Management and Strategy
The Company recognizes the critical importance of developing, implementing and maintaining robust cybersecurity measures to safeguard information systems and protect the confidentiality, integrity and availability of data.
Managing Material Risks & Integrated Overall Risk Management
The Company has strategically integrated cybersecurity risk management into its broader risk management framework to promote a company-wide culture of cybersecurity risk management. The Company’s risk management team works closely with the IT department to continuously evaluate and address cybersecurity risks in alignment with business objectives and operational needs. In addition, the Company follows the National Institute of Standards and Technology (NIST) 800-53 Cybersecurity Framework.
Engage Third Parties on Risk Management
Recognizing the complexity and evolving nature of cybersecurity threats, the Company engages with a range of external experts, including cybersecurity consultants in evaluating and testing its risk management systems. The Company’s collaboration with these third parties includes regular audits; threat and vulnerability assessments; incident response plan testing; company-wide monitoring of cybersecurity risks; and consultation on security enhancements.
Oversee Third-Party Risk
Due to the risks associated with the engagement of third-party vendors, service providers and business partners, the Company applies stringent processes to manage these risks. Thorough security assessments of all third-party providers with access to internal data and information systems occurs before engagement, as well as ongoing monitoring to ensure compliance with relevant cybersecurity standards. The monitoring includes annual assessments by CEG’s Vice President of Information Technology and its Director of Cybersecurity and assessments on an ongoing basis by the internal cybersecurity team. These services are provided to the Company pursuant to the CEG Master Services Agreement. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.
Risks from Cybersecurity Threats
The Company has not been subject to cybersecurity challenges or incidents that have materially affected, or are reasonably likely to materially affect the Company, its operations or financial standing.
Governance
Board of Directors Oversight
The Company’s Board of Directors has oversight of cybersecurity risks and is well informed with respect to the nature and scope of such risks. The Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board has established oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity as they recognize the significance of these risks and threats to operational integrity and stakeholder confidence.
Reporting to Board of Directors
The Vice President of Information Technology and Director of Cybersecurity play a pivotal role in informing the Board of Directors on cybersecurity risks. They provide briefings to the Board of Directors on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:
•Current cybersecurity threat landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from any meaningful cybersecurity events; and
•Compliance status and efforts with regulatory requirements and industry standards.

In addition to scheduled meetings, the Board of Directors, the Vice President of Information Technology and the Director of Cybersecurity maintain an ongoing dialogue regarding emerging cybersecurity risks. Together, they receive updates on significant developments in the cybersecurity domain. The Board of Directors actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major strategic decisions and initiatives. This involvement advances the Company’s overall strategy that cybersecurity considerations are integrated into its broader strategic objectives. The Board of Directors conducts an annual review of the Company’s cybersecurity posture and the effectiveness of its risk management strategies through the information, findings and recommendations from the Company’s internal cybersecurity team as well as third-party audits, penetration tests and incident response plan testing outcomes. This review helps identify areas for improvement and helps align cybersecurity efforts with the overall risk management framework.
Cybersecurity Risk Management Personnel
Primary responsibility for assessing, monitoring and managing cybersecurity risks is overseen by the Vice President of Information Technology and Director of Cybersecurity, whose services are provided to the Company under the CEG Master Services Agreement.
With over 20 years of experience in the field of cybersecurity, the current Vice President of Information Technology brings a wealth of expertise to their role. Their background includes extensive experience in information technology, and their in-depth knowledge and experience are instrumental in developing and executing the Company’s cybersecurity strategies. They oversee the Company’s IT governance programs; test compliance with internal, industry and regulatory standards; remediate known risks; and lead the Company’s employee training program.
The current Director of Cybersecurity has over 30 years of experience in information technology across a variety of industries and compliance programs. The Director of Cybersecurity has been heavily focused on cybersecurity in regulated industries for the past 10 years.
Management’s Role Managing Cybersecurity Risk
The Vice President of Information Technology and Director of Cybersecurity regularly inform the Company’s management of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. Furthermore, significant cybersecurity matters and strategic risk management decisions are escalated to the Board of Directors, ensuring that they have insight and can provide guidance on critical cybersecurity issues.
Monitor Cybersecurity Incidents
The Vice President of Information Technology and Director of Cybersecurity are continually informed about the latest developments in cybersecurity, including emerging threats and innovative risk management techniques. They implement and oversee processes for the regular monitoring of the Company’s information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the Company is equipped with a defined and practiced incident response plan, which includes retainers from respected third parties. This plan includes immediate actions to mitigate the impact of the incident, long-term strategies for remediation and the prevention of future incidents.

Item 2 — Properties
Listed below are descriptions of the Company’s interests in facilities, operations and/or projects owned or leased that were operating as of December 31, 2023.

		Capacity
		Rated MW	Net MW(a)	Ownership			Long-term Contract Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
Conventional
Carlsbad	Carlsbad, CA	527	527	100%	Natural Gas	December 2018	San Diego Gas & Electric	2038
El Segundo	El Segundo, CA	550	550	100%	Natural Gas	August 2013	SCE	2026 - 2027
GenConn Devon	Milford, CT	190	95	50%	Natural Gas/Oil	June 2010	Connecticut Light & Power	2040
GenConn Middletown	Middletown, CT	190	95	50%	Natural Gas/Oil	June 2011	Connecticut Light & Power	2041
Marsh Landing	Antioch, CA	720	720	100%	Natural Gas	May 2013	Various	2026 - 2030
Walnut Creek	City of Industry, CA	485	485	100%	Natural Gas	May 2013	SCE	2026
Total Conventional		2,662	2,472
Utility Scale Solar
Agua Caliente	Dateland, AZ	290	148	51%	Solar	June 2014	PG&E	2039
Alpine	Lancaster, CA	66	66	100%	Solar	January 2013	PG&E	2033
Avenal	Avenal, CA	45	23	50%	Solar	August 2011	PG&E	2031
Avra Valley	Pima County, AZ	27	27	100%	Solar	December 2012	Tucson Electric Power	2032
Blythe	Blythe, CA	21	21	100%	Solar	December 2009	SCE	2029
Borrego	Borrego Springs, CA	26	26	100%	Solar	February 2013	San Diego Gas and Electric	2038
Buckthorn Solar (b)	Fort Stockton, TX	150	150	100%	Solar	July 2018	City of Georgetown, TX	2043
CVSR	San Luis Obispo, CA	250	250	100%	Solar	October 2013	PG&E	2038
Daggett 2 (b)	San Bernardino, CA	182	46	25%	Solar	December 2023	Various	2038
		131	33	25%	BESS
Daggett 3 (b)	San Bernardino, CA	300	75	25%	Solar	July - November 2023	Various	2033 - 2038
		149	37	25%	BESS
Desert Sunlight 250	Desert Center, CA	250	63	25%	Solar	December 2014	SCE	2034
Desert Sunlight 300	Desert Center, CA	300	75	25%	Solar	December 2014	PG&E	2039
Kansas South	Lemoore, CA	20	20	100%	Solar	June 2013	PG&E	2033
Mililani I (b)	Honolulu, HI	39	20	50%	Solar	July 2022	Hawaiian Electric Company	2042
		39	20	50%	BESS
Oahu Solar Projects (b)	Oahu, HI	61	61	100%	Solar	September 2019	Hawaiian Electric Company	2041
Roadrunner	Santa Teresa, NM	20	20	100%	Solar	August 2011	El Paso Electric	2031
Rosamond Central (b)	Rosamond, CA	192	96	50%	Solar	December 2020	Various	2035 - 2047
TA High Desert	Lancaster, CA	20	20	100%	Solar	March 2013	SCE	2033
Texas Solar Nova 1 (b)	Kent County, TX	252	126	50%	Solar	December 2023	Verizon	2042
Utah Solar Portfolio	Various	530	530	100%	Solar	July - September 2016	PacifiCorp	2036
Waiawa (b)	Honolulu, HI	36	18	50%	Solar	January 2023	Hawaiian Electric Company	2043
		36	18	50%	BESS
Total Utility Scale Solar		3,432	1,989

		Capacity
		Rated MW	Net MW(a)	Ownership			Long-term Contract Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
Distributed Solar
DGPV Fund Projects (b)	Various	286	286	100%	Solar	September 2015 - March 2019	Various	2030 - 2044
Solar Power Partners (SPP) Projects	Various	25	25	100%	Solar	June 2008 - June 2012	Various	2024 - 2037
Other DG Projects	Various	21	21	100%	Solar	December 2010 - October 2015	Various	2025 - 2039
Total Distributed Solar		332	332
Wind
Alta I	Tehachapi, CA	150	150	100%	Wind	December 2010	SCE	2035
Alta II	Tehachapi, CA	150	150	100%	Wind	December 2010	SCE	2035
Alta III	Tehachapi, CA	150	150	100%	Wind	February 2011	SCE	2035
Alta IV	Tehachapi, CA	102	102	100%	Wind	March 2011	SCE	2035
Alta V	Tehachapi, CA	168	168	100%	Wind	April 2011	SCE	2035
Alta X	Tehachapi, CA	137	137	100%	Wind	February 2014	SCE	2038
Alta XI	Tehachapi, CA	90	90	100%	Wind	February 2014	SCE	2038
Black Rock (b)	Mineral and Grant Counties, WV	115	58	50%	Wind	December 2021	Toyota and AEP	2036
Broken Bow	Custer County, NE	80	80	100%	Wind	December 2012	Nebraska Public Power District	2032
Buffalo Bear	Buffalo, OK	19	19	100%	Wind	December 2008	Western Farmers Electric Co-operative	2033
Cedro Hill	Webb County, TX	150	150	100%	Wind	November 2010	CPS Energy	2030
Crofton Bluffs	Knox County, NE	42	42	100%	Wind	November 2012	Nebraska Public Power District	2032
Elbow Creek (b)	Howard County, TX	122	122	100%	Wind	November 2019	Various	2029
Elkhorn Ridge	Bloomfield, NE	81	54	66.7%	Wind	March 2009	Nebraska Public Power District	2029
Forward	Berlin, PA	29	29	100%	Wind	April 2008	Constellation NewEnergy, Inc.	2025
Goat Wind	Sterling City, TX	150	150	100%	Wind	April 2008/June 2009	Dow Pipeline Company	2025
Langford (b)	Christoval, TX	160	160	100%	Wind	November 2020	Goldman Sachs	2033
Laredo Ridge	Petersburg, NE	81	81	100%	Wind	February 2011	Nebraska Public Power District	2031
Lookout	Berlin, PA	38	38	100%	Wind	October 2008	Southern Maryland Electric Cooperative	2030
Mesquite Sky (b)	Callahan County, TX	340	170	50%	Wind	December 2021	Various	2033 - 2036
Mesquite Star (b)	Fisher County, TX	419	210	50%	Wind	May 2020	Various	2032 - 2035
Mountain Wind 1	Uinta County, Wyoming	61	61	100%	Wind	July 2008	PacifiCorp	2033
Mountain Wind 2	Uinta County, Wyoming	80	80	100%	Wind	September 2008	PacifiCorp	2033
Mt. Storm	Grant County, WV	264	264	100%	Wind	October 2008	Citigroup	2031
Ocotillo	Forsan, TX	55	55	100%	Wind	December 2023	N/A
Odin	Mountain Lake, MN	21	21	100%	Wind	June 2008	Missouri River Energy Services	2028
Pinnacle (b)	Keyser, WV	54	54	100%	Wind	December 2021	Maryland Department of General Services and University System of Maryland	2031
Rattlesnake (b) (c)	Ritzville, WA	160	160	100%	Wind	December 2020	Avista Corporation	2040
San Juan Mesa	Elida, NM	120	90	75%	Wind	December 2005	Southwestern Public Service Company	2025

		Capacity
		Rated MW	Net MW(a)	Ownership			Long-term Contract Terms
Assets	Location				Fuel	COD	Counterparty	Expiration
Sleeping Bear	Woodward, OK	95	95	100%	Wind	October 2007	Public Service Company of Oklahoma	2032
South Trent	Sweetwater, TX	101	101	100%	Wind	January 2009	AEP Energy Partners	2029
Spanish Fork	Spanish Fork, UT	19	19	100%	Wind	July 2008	PacifiCorp	2028
Spring Canyon II (b)	Logan County, CO	34	31	90.1%	Wind	October 2014	Platte River Power Authority	2039
Spring Canyon III (b)	Logan County, CO	29	26	90.1%	Wind	December 2014	Platte River Power Authority	2039
Taloga	Putnam, OK	130	130	100%	Wind	July 2011	Oklahoma Gas & Electric	2031
Wildorado (b)	Vega, TX	161	161	100%	Wind	December 2019 - January 2020	Southwestern Public Service Company	2027
Total Wind		4,157	3,658
Total Clearway Energy, Inc.		10,583	8,451

(a) Net capacity represents the maximum, or rated, generating capacity or storage capacity of the facility multiplied by the Company’s percentage ownership in the facility as of December 31, 2023.
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
As of January 31, 2024, there were two holders of record of the Class A common stock, one holder of record of the Class B common stock, three holders of record of the Class C common stock and one holder of record of the Class D common stock.
On February 14, 2024, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.4033 per share payable on March 15, 2024 to stockholders of record as of March 1, 2024.
The Company’s Class A and Class C common stock dividends are subject to available capital, market conditions, and compliance with associated laws and regulations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
Stock Performance Graph
The performance graph below compares the Company’s cumulative total stockholder return on the Company’s Class A common stock and Class C common stock from December 31, 2018 through December 31, 2023, with the cumulative total return of the Standard & Poor’s 500 Composite Stock Price Index, or S&P 500, and the Philadelphia Utility Sector Index, or UTY.
The performance graph shown below is being furnished and compares each period assuming that $100 was invested on December 31, 2018 in each of the Class A common stock of the Company, the Class C common stock of the Company, the stocks included in the S&P 500 and the stocks included in the UTY, and that all dividends were reinvested.

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Clearway Energy, Inc. Class A common stock	$100.00	$118.83	$192.13	$227.94	$212.81	$193.10
Clearway Energy, Inc. Class C common stock	100.00	121.37	202.74	238.89	220.05	200.40
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
UTY	100.00	126.82	130.27	154.04	155.04	140.83

Item 6 — Reserved

Item 7 — Management’s Discussion and Analysis of Financial Condition and the Results of Operations
As you read this discussion and analysis, refer to the Company’s Consolidated Statements of Income to this Form 10-K. Also refer to Item 1 — Business and Item 1A — Risk Factors, which include detailed discussions of various items impacting the Company’s business, results of operations and financial condition. Discussions of the year ended December 31, 2021 that are not included in this Annual Report on Form 10-K and year-to-year comparisons of the year ended December 31, 2022 and the year ended December 31, 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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

Executive Summary
Introduction and Overview
Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor with a focus on investments in clean energy and owner of modern, sustainable and long-term contracted assets across North America. The Company is sponsored by GIP and TotalEnergies through the portfolio company, Clearway Energy Group LLC, or CEG, which is equally owned by GIP and TotalEnergies. GIP is an independent infrastructure fund manager that makes equity and debt investments in infrastructure assets and businesses. TotalEnergies is a global multi-energy company. CEG is a leading developer of renewable energy infrastructure in the U.S. On January 12, 2024, BlackRock entered into a definitive agreement to acquire 100% of the business and assets of GIM, which is the investment manager of the GIP funds that own an interest in CEG. BlackRock has indicated that the transaction is expected to close in the third quarter of 2024, subject to regulatory approvals and other customary closing conditions. BlackRock is a publicly-traded global investment management firm.
The Company is one of the largest renewable energy owners in the U.S. with approximately 6,000 net MW of installed wind, solar and energy storage projects. The Company’s approximately 8,500 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of these offtake agreements was approximately 10 years as of December 31, 2023 based on CAFD.
Significant Events
Drop Down Transactions
•On December 28, 2023, the Company, through its indirect subsidiary, Lighthouse Renewable Holdco 2 LLC, acquired TSN1 BL Borrower Holdco LLC, the indirect owner of Texas Solar Nova 1, a 252 MW solar project that is located in Kent County, Texas, from Clearway Renew for cash consideration of $23 million. Lighthouse Renewable Holdco 2 LLC is a partnership between the Company and a cash equity investor. The cash equity investor also contributed cash consideration of $109 million to acquire their portion of the acquired entity. TSN1 BL Borrower Holdco LLC consolidates as primary beneficiary, TSN1 TE Holdco LLC, a tax equity fund that owns the Texas Solar Nova 1 solar project. See Item 15 — Note 3, Acquisitions and Dispositions, for further discussion of the transaction.
•On October 31, 2023, the Company, through its indirect subsidiary, VP-Arica Parent Holdco LLC, acquired the Class A membership interests in VP-Arica TargetCo LLC, a partnership and the indirect owner of Victory Pass, a 200 MW solar project that is paired with 50 MW of energy storage, and Arica, a 263 MW solar project that is paired with 136 MW of energy storage, which are both currently under construction in Riverside, California, from Clearway Renew for initial cash consideration of $46 million. Simultaneously, a cash equity investor acquired the Class B membership interests in VP-Arica TargetCo LLC from Clearway Renew for initial cash consideration of $87 million. At substantial completion, which is expected to occur in the first half of 2024, the Company estimates it will pay an additional $182 million to Clearway Renew and the cash equity investor will contribute an additional $347 million. VP-Arica TargetCo LLC consolidates as primary beneficiary, VP-Arica TE Holdco LLC, a tax equity fund that owns the Victory Pass and Arica solar projects. See Item 15 — Note 3, Acquisitions and Dispositions, for further discussion of the transaction.
•On August 30, 2023, the Company, through an indirect subsidiary, entered into an agreement with Clearway Renew to acquire the Class A membership interests in Texas Solar Nova 2, a 200 MW solar project currently under construction in Kent County, Texas, upon the project meeting certain milestones. The Company expects to invest approximately $17 million, subject to closing adjustments. Commercial operations of the facilities and the Company’s investment is expected in the first half of 2024.
•On August 30, 2023, the Company, through its indirect subsidiary, Daggett Solar Investment LLC, acquired the Class A membership interests in Daggett 2 TargetCo LLC, a partnership and the indirect owner of Daggett 2, a 182 MW solar project that is paired with 131 MW of energy storage and is located in San Bernardino, California, from CEG for cash consideration of $13 million. Daggett 2 TargetCo LLC consolidates as primary beneficiary, Daggett 2 TE Holdco LLC, a tax equity fund that owns the Daggett 2 solar project. See Item 15 — Note 3, Acquisitions and Dispositions, for further discussion of the transaction.

•On June 30, 2023, the Company, through its indirect subsidiary, Rosie Class B LLC, the indirect owner of the Rosamond Central solar project, became the owner of the Class B membership interests of Rosie Central BESS in order to facilitate and fund the construction of a 147 MW BESS project that is co-located at the Rosamond Central solar facility. Clearway Renew indirectly owns the Class A membership interests and controls Rosie Central BESS. As of December 31, 2023, the Company’s investment consisted of $28 million contributed into Rosie Central BESS, funded through contributions from the Company and its cash equity investor in Rosie TargetCo LLC, which consolidates Rosie Class B LLC. On December 1, 2023, the Rosamond Central solar project acquired the BESS project from Clearway Renew for initial cash consideration of $70 million, $16 million of which was funded by the Company with the remaining $54 million funded through contributions from third-party investors. At substantial completion, which is expected to occur in the first half of 2024, the Company estimates it will pay an additional $279 million to Clearway Renew, $61 million of which will be funded by the Company with the remaining $218 million to be funded through contributions from third-party investors. Also at substantial completion, Clearway Renew will return Rosie Class B LLC’s equity investment. See Item 15 — Note 3, Acquisitions and Dispositions and Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, for further discussion of the transactions.
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
•On May 3, 2023, the Company entered into an agreement with Clearway Renew to repower the Cedro Hill wind project, which is included in the Capistrano Wind Portfolio and is located in Bruni, Texas. The Company expects to invest approximately $36 million in net corporate capital, subject to closing adjustments. Contingent upon achieving repowering commercial operations in the second half of 2024, the 160 MW project will sell power to its existing counterparty, an investment-grade utility, for an additional 15 years ending in 2045 under an amended PPA.
•On February 17, 2023, the Company, through its indirect subsidiary, Daggett Solar Investment LLC, acquired the Class A membership interests in Daggett TargetCo LLC, the indirect owner of Daggett 3, a 300 MW solar project that is paired with 149 MW of energy storage and located in San Bernardino, California, from Clearway Renew for cash consideration of $21 million. Simultaneously, a cash equity investor acquired the Class B membership interests in Daggett TargetCo LLC from Clearway Renew for cash consideration of $129 million. The Company and the cash equity investor then contributed their Class A and B membership interests, respectively, into Daggett Renewable Holdco LLC, a partnership that consolidates Daggett TargetCo LLC. Daggett TargetCo LLC consolidates as primary beneficiary, Daggett TE Holdco LLC, a tax equity fund that owns the Daggett 3 solar project. See Item 15 — Note 3, Acquisitions and Dispositions, for further discussion of the transaction.
Resource Adequacy Agreements
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
Corporate Financing Activities
•On March 15, 2023, Clearway Energy Operating LLC refinanced the Amended and Restated Credit Agreement. See Item 15 — Note 10, Long-term Debt, for further discussion of the amendment.
Project-level Financing Activities
•In connection with the Drop Downs of Daggett 3, Daggett 2, Victory Pass, Arica and Texas Solar Nova 1, the Company assumed non-recourse project-level debt. See Item 15 — Note 10, Long-term Debt, for further discussion of the non-recourse project-level debt associated with each project.

•On December 12, 2023, the Company entered into a financing agreement for non-recourse debt for a total commitment of $254 million related to the repowering of the Cedro Hill wind project. The Company’s initial borrowing under the agreement was $165 million. See Item 15 — Note 10, Long-term Debt, for further discussion of the project financing activities.
•On June 30, 2023, Rosie Class B LLC amended its financing agreement. During the year ended December 31, 2023, Rosie Class B LLC received total loan proceeds of $265 million under the amended financing agreement. On July 3, 2023, Rosie Class B LLC issued a loan to Clearway Renew, utilizing a portion of the loan proceeds under the amended financing agreement, in order to finance the construction of the BESS project. On December 1, 2023, Clearway Renew partially repaid the loan utilizing the $70 million in proceeds that was paid by the Company to acquire the BESS project. As of December 31, 2023, the loan had an aggregate principal amount of $174 million. The loan matures when the project reaches substantial completion, which is expected in the first half of 2024. See Item 15 — Note 10, Long-term Debt, for further discussion of the project financing activities. Also, during the year ended December 31, 2023, the Company utilized a portion of the loan proceeds received under the amended financing agreement to contribute $18 million into Rosie Central BESS, which is an investment accounted for under the equity method of accounting, as further described above and in Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities.
Environmental Matters and Regulatory Matters
Details of environmental matters and regulatory matters are presented in Item 1 — Business, Regulatory Matters and Item 1A — Risk Factors. Details of some of this information relate to costs that may impact the Company’s financial results.

Consolidated Results of Operations
The following table provides selected financial information:

	Year ended December 31,
(In millions)	2023	2022	2021
Operating Revenues
Energy and capacity revenues	$1,382	$1,465	$1,425
Other revenue	99	82	92
Contract amortization	(186)	(175)	(144)
Mark-to-market for economic hedges	19	(182)	(87)
Total operating revenues	1,314	1,190	1,286
Operating Costs and Expenses
Cost of fuels	62	29	75
Operations and maintenance	314	295	279
Mark-to-market for economic hedges	(2)	—	—
Other costs of operations	99	111	97
Depreciation, amortization and accretion	526	512	509
Impairment losses	12	16	6
General and administrative	36	40	40
Transaction and integration costs	4	7	7
Development costs	—	2	6
Total operating costs and expenses	1,051	1,012	1,019
Gain on sale of business	—	1,292	—
Operating Income	263	1,470	267
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	12	29	32
Other income, net	52	17	3
Loss on debt extinguishment	(6)	(2)	(53)
Derivative interest (expense) income	(17)	100	53
Other interest expense	(320)	(332)	(365)
Total other expense, net	(279)	(188)	(330)
(Loss) Income Before Income Taxes	(16)	1,282	(63)
Income tax (benefit) expense	(2)	222	12
Net (Loss) Income	(14)	1,060	(75)
Less: Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(93)	478	(126)
Net Income Attributable to Clearway Energy, Inc.	$79	$582	$51

	Year ended December 31,
Business metrics:	2023	2022	2021
Solar MWh generated/sold (in thousands) (a)	5,425	4,991	3,585
Wind MWh generated/sold (in thousands) (a)	9,414	9,343	7,728
Renewables MWh generated/sold (in thousands) (a)	14,839	14,334	11,313
Solar weighted-average capacity factor (b) (c)	27.5%	28.4%	24.2%
Wind weighted-average capacity factor (d)	28.3%	29.9%	29.1%
Thermal MWt sold (in thousands) (e)	—	835	2,035
Thermal MWh sold (in thousands) (e)	—	19	59
Conventional MWh generated (in thousands) (a) (f)	996	1,236	1,108
Conventional equivalent availability factor	90.2%	92.2%	94.7%

(a) Volumes do not include the MWh generated/sold by the Company’s equity method investments.
(b) Typical average capacity factors for solar facilities is 25%. The weighted-average capacity factors can vary based on seasonality and weather.
(c) The 2021 solar weighted-average capacity factor is lower, due to the Company owning the Utah Solar Portfolio for one month.
(d) Typical average capacity factors for wind facilities is 25-45%. The weighted-average capacity factors can vary based on seasonality and weather.
(e) On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR.
(f) Volumes generated in 2022 and 2021 were not sold as the Conventional facilities sold only capacity rather than energy prior to 2023.

Management’s discussion of the results of operations for the years ended December 31, 2023 and 2022
Operating Revenues
Operating revenues increased by $124 million for the year ended December 31, 2023, compared to the same period in 2022, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables Segment	Increase driven by the acquisition of the Capistrano Wind Portfolio in August 2022.	$44
	Increase for solar acquisitions driven by Mililani I, Waiawa and Daggett 3, which reached commercial operations in July 2022, January 2023 and July 2023, respectively, offset by the disposition of Kawailoa in August 2022.	22
	Decrease driven primarily by lower than average wind production primarily during the second quarter of 2023, compared with higher than average wind production during the second quarter of 2022.	(43)
	Decrease driven primarily by lower solar generation due to weather.	(16)
Conventional Segment	Increase primarily driven by higher energy revenue due to the commencement of merchant operations following the expiration of PPAs at the Walnut Creek and Marsh Landing facilities during the second quarter of 2023 and the El Segundo facility during the third quarter of 2023.	81
	Increase driven by the sales-type lease revenue recognition of the Marsh Landing Black Start addition that commenced operations on May 31, 2023.	21
	Increase primarily driven by increased availability at the El Segundo facility in 2023 due to longer maintenance outages in 2022.	7
	Decrease primarily driven by lower prices for capacity revenue due to the expiration of PPAs and commencement of RA capacity revenue at the Walnut Creek, Marsh Landing and El Segundo facilities during 2023.	(105)
Thermal Segment	Decrease primarily driven by the sale of the Thermal Business on May 1, 2022.	(77)
Contract amortization	Increase primarily driven by a full year of amortization for intangible assets related to PPAs from the acquisition of the Capistrano Wind Portfolio in August 2022, partially offset by the Walnut Creek PPA, which was fully amortized in the first half of 2023.	(11)
Mark-to-market economic hedges	Increase driven by decreases in forward power prices in the ERCOT and PJM markets.	196
	Increase due to heat rate call option entered into by El Segundo, Marsh Landing and Walnut Creek during 2023.	5
		$124
Cost of Fuels
Cost of fuels increased by $33 million during the year ended December 31, 2023, compared to the same period in 2022, due to a combination of the drivers summarized in the table below:

		(In millions)
Conventional Segment	Increase primarily driven by fuel purchases and the related cost of emissions obligations at the Walnut Creek, Marsh Landing and El Segundo facilities as a result of the expiration of PPAs and the facilities commencing merchant operations during 2023.	$48
	Increase due to the associated costs of the sales-type lease recognition of the Marsh Landing Black Start addition that commenced operations on May 31, 2023.	13
Thermal Segment	Decrease primarily driven by the sale of the Thermal Business on May 1, 2022.	(28)
		$33

Operations and Maintenance Expense
Operations and maintenance expense increased by $19 million during the year ended December 31, 2023, compared to the same period in 2022, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables Segment	Increase driven by the acquisition of the Capistrano Wind Portfolio in August 2022.	$16
	Increase for solar acquisitions driven by Daggett 3 in February 2023, Mililani I in March 2022 and Waiawa in November 2022, partially offset by the disposition of Kawailoa in August 2022.	8
	Increase primarily driven by maintenance activities at the wind facilities.	4
Conventional Segment	Increase primarily driven by higher costs related to outages at the Walnut Creek and Marsh Landing facilities.	5
	Increase primarily driven by higher costs related to planned maintenance outages at the Carlsbad and El Segundo facilities.	4
Thermal Segment	Decrease primarily driven by the sale of the Thermal Business on May 1, 2022.	(18)
		$19
Gain on Sale of Business
On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR resulting in a gain on sale of business of approximately $1.29 billion, as further described in Item 15 — Note 3, Acquisitions and Dispositions.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates decreased by $17 million during the year ended December 31, 2023, compared to the same period in 2022, primarily due to the change in fair value of interest swaps and higher depreciation expense, as well as lower wind production during the second quarter of 2023.
Other Income, Net
Other income, net increased $35 million during the year ended December 31, 2023, compared to the same period in 2022, primarily due to higher interest income earned on investments in money market and time deposit accounts, which have retained larger balances as a result of the proceeds received from the sale of the Thermal Business on May 1, 2022, along with higher interest income earned across the portfolio as a result of higher interest rates.
Interest Expense
Interest expense increased by $105 million during the year ended December 31, 2023, compared to the same period in 2022, primarily due to the following:

(In millions)
Change in fair value of interest rate swaps due to changes in interest rates	$117
Increase in interest expense due to an increase in principal balances of Renewables segment project-level debt	14
Decrease in interest expense due to a decrease in principal balances of Conventional segment project-level debt	(17)
Decrease in interest expense due to the sale of the Thermal Business on May 1, 2022	(6)
Decrease in interest expense due to decreased principal balances of Corporate debt, which includes repayment of the outstanding borrowings under the Bridge Loan Agreement and the revolving credit facility on May 3, 2022	(3)
$105
Income Tax (Benefit) Expense
For the year ended December 31, 2023, the Company recorded an income tax benefit of $2 million on pretax loss of $16 million. For the same period in 2022, the Company recorded an income tax expense of $222 million on pretax income of $1,282 million.

A reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate is as follows:

	Year Ended December 31,
	2023	2022
	(In millions, except percentages)
(Loss) Income Before Income Taxes	$(16)	$1,282
Tax at 21%	(3)	269
State taxes, net of federal benefit	(2)	58
Impact of non-taxable partnership earnings (losses)	21	(101)
Valuation allowance	3	—
Investment tax credits	(1)	—
Production tax credits (a)	(16)	(2)
Rate change	1	(2)
State taxes assessed at subsidiaries	(3)	2
Other	(2)	(2)
Income tax (benefit) expense	$(2)	$222
Effective income tax rate	12.5%	17.3%

(a) On December 6, 2023, the Company executed an agreement with a third party to sell the PTCs generated by the Alta X and Alta XI wind projects, which resulted in a $14 million income tax benefit (reduction to income tax expense) during the year ended December 31, 2023.
The effective income tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses, earnings and losses allocated to partners’ interest in Clearway Energy LLC which includes the effects of applying the HLBV method of accounting for book purposes to certain partnerships and changes in valuation allowances in accordance with ASC 740. These factors and others, including the Company’s history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
Net (Loss) Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the year ended December 31, 2023, the Company had a net loss of $93 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method (primarily due to Daggett TE Holdco LLC and Daggett 2 TE Holdco LLC HLBV losses)	$(388)
Income attributable to third-party partnerships (primarily due to Daggett TE Holdco LLC and Daggett 2 TE Holdco LLC HLBV losses)	226
CEG’s economic interest in Clearway Energy LLC	69
$(93)
For the year ended December 31, 2022, the Company had a net income of $478 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
CEG’s economic interest in Clearway Energy LLC (primarily driven by the gain on sale of the Thermal Business on May 1, 2022)	$584
Losses attributable to tax equity financing arrangements and the application of HLBV	(87)
Losses attributable to third-party partnerships	(19)
$478

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
Current Liquidity Position
As of December 31, 2023 and 2022, the Company’s liquidity was approximately $1.51 billion and $1.37 billion, respectively, comprised of cash, restricted cash and availability under the Company’s revolving credit facility.

	As of December 31,
	2023	2022
	(In millions)
Cash and cash equivalents:
Clearway Energy, Inc. and Clearway Energy LLC, excluding subsidiaries	$410	$536
Subsidiaries	125	121
Restricted cash:
Operating accounts	176	109
Reserves, including debt service, distributions, performance obligations and other reserves	340	230
Total cash, cash equivalents and restricted cash	1,051	996
Revolving credit facility availability	454	370
Total liquidity	$1,505	$1,366
The Company’s liquidity includes $516 million and $339 million of restricted cash balances as of December 31, 2023 and 2022, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company’s projects that are restricted in their use. As of December 31, 2023, these restricted funds were comprised of $176 million designated to fund operating expenses, approximately $178 million designated for current debt service payments, and $85 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $77 million is held in distribution reserve accounts.
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
As of December 31, 2023, the Company had no outstanding borrowings under the revolving credit facility and $246 million in letters of credit outstanding. The facility will continue to be used for general corporate purposes, including financing of future acquisitions and posting letters of credit.
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

The following table summarizes the credit ratings for the Company and its Senior Notes as of December 31, 2023. The ratings outlook is stable.

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
Cedro Hill Repowering Financing — On December 12, 2023, the Company entered into a financing agreement for non-recourse debt for a total commitment of $254 million related to the repowering of the Cedro Hill wind project. The Company’s initial borrowing of $165 million was utilized to repay the $72 million of outstanding principal under the original financing agreement, to pay $55 million to Clearway Renew for the future delivery of equipment, to pay $27 million to a third party for the future delivery of equipment, to pay a $4 million development services fee to Clearway Renew, to pay for $4 million in debt issuance costs that were deferred and to pay for $3 million in capital expenditures.
Uses of Liquidity
The Company’s requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Item 15 — Note 10, Long-term Debt; (ii) capital expenditures; (iii) off-balance sheet arrangements; (iv) acquisitions and investments, as described more fully in Item 15 — Note 3, Acquisitions and Dispositions and Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities; and (v) cash dividends to investors.

Debt Service Obligations
Principal payments on debt as of December 31, 2023, are due in the following periods:

Description	2024	2025	2026	2027	2028	There-after	Total
	(In millions)
Corporate-level debt:
Clearway Energy Operating LLC Senior Notes, due 2028	$—	$—	$—	$—	$850	$—	$850
Clearway Energy Operating LLC Senior Notes, due 2031	—	—	—	—	—	925	925
Clearway Energy Operating LLC Senior Notes, due 2032	—	—	—	—	—	350	350
Total Corporate-level debt	—	—	—	—	850	1,275	2,125
Project-level debt:
Agua Caliente Solar LLC, due 2037	38	39	40	41	43	411	612
Alta Wind Asset Management LLC, due 2031	1	1	1	2	2	4	11
Alta Wind I-V lease financing arrangements, due 2034 and 2035	52	54	55	57	60	382	660
Alta Wind Realty Investments LLC, due 2031	2	2	3	3	3	7	20
Borrego, due 2024 and 2038	3	2	3	3	3	34	48
Broken Bow, due 2031	4	5	5	5	6	16	41
Buckthorn Solar, due 2025	4	112	—	—	—	—	116
Carlsbad Energy Holdings LLC, due 2027	23	24	26	20	—	—	93
Carlsbad Energy Holdings LLC, due 2038	—	—	—	7	25	375	407
Carlsbad Holdco, LLC, due 2038	2	3	9	11	9	161	195
Cedro Hill, due 2024 and 2029 (a)	165	—	—	—	—	—	165
Crofton Bluffs, due 2031	3	3	3	3	4	11	27
CVSR, due 2037	28	30	32	35	37	439	601
CVSR Holdco Notes, due 2037	9	9	9	9	10	106	152
Daggett 2, due 2028	1	1	1	1	152	—	156
Daggett 3, due 2028	—	—	—	—	217	—	217
DG-CS Master Borrower LLC, due 2040	29	30	30	28	20	248	385
Mililani Class B Member Holdco LLC, due 2028	3	3	3	3	80	—	92
NIMH Solar, due 2024	148	—	—	—	—	—	148
Oahu Solar Holdings LLC, due 2026	3	3	75	—	—	—	81
Rosie Class B LLC, due 2024 and 2029 (a)	347	—	—	—	—	—	347
Texas Solar Nova 1, due 2028	2	3	4	4	89	—	102
Utah Solar Portfolio, due 2036	14	15	16	16	12	169	242
Viento Funding II, LLC, due 2029	16	17	20	24	24	74	175
Victory Pass and Arica, due 2024 (a)	757	—	—	—	—	—	757
Other	15	15	16	16	16	46	124
Total project-level debt	1,669	371	351	288	812	2,483	5,974
Total debt	$1,669	$371	$351	$288	$1,662	$3,758	$8,099

(a) At December 31, 2023, amount includes $1.11 billion of construction-related financings recorded in long-term debt on the Company’s consolidated balance sheet that is due in 2024 and is either being funded through long-term equity contributions or is converting to long-term debt.
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

For the years ended December 31, 2023 and 2022, the Company used approximately $212 million and $112 million, respectively, to fund capital expenditures, including maintenance capital expenditures of $22 million and $25 million, respectively. Growth capital expenditures in 2023 of $190 million in the Renewables segment were funded through construction-related financing. Renewables segment capital expenditures included $121 million incurred in connection with the Daggett 3 solar project, $23 million incurred in connection with the Daggett 2 solar project, $20 million incurred in connection with the Victory Pass and Arica solar projects, $11 million incurred in connection with the Waiawa solar project and $15 million incurred by other wind and solar projects.
The Company estimates $40 million of maintenance capital expenditures for 2024. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates.
Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of December 31, 2023, the Company has several investments with an ownership interest percentage of 50% or less. GenConn and Rosie Central BESS are variable interest entities for which the Company is not the primary beneficiary. The Company’s pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $303 million as of December 31, 2023. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company. See also Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities.
Contractual Obligations and Commercial Commitments
In addition to the Company’s capital expenditure programs, the Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements. The following table summarizes the Company’s contractual obligations. See Item 15 — Note 10, Long-term Debt and Note 17, Leases, for additional discussion.

	By Remaining Maturity at December 31,
	2023					2022
Contractual Cash Obligations	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
	(In millions)
Long-term debt (including estimated interest)	$1,989	$1,258	$2,395	$4,286	$9,928	$8,861
Operating leases	34	69	72	980	1,155	982
Natural gas transportation obligations (a)	2	5	—	—	7	—
Other liabilities (b)	29	55	46	315	445	300
Total	$2,054	$1,387	$2,513	$5,581	$11,535	$10,143

(a) These contractual cash obligations relate to reservation charges under the backbone transportation service contracts.
(b) Includes water right agreements, service and maintenance agreements and LTSA commitments.
Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by CEG as well as generation assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its business.

Texas Solar Nova 1 Drop Down — On December 28, 2023, the Company, through its indirect subsidiary, Lighthouse Renewable Holdco 2 LLC, acquired TSN1 BL Borrower Holdco LLC, the indirect owner of Texas Solar Nova 1, a 252 MW solar project that is located in Kent County, Texas, from Clearway Renew for cash consideration of $23 million. Lighthouse Renewable Holdco 2 LLC is a partnership between the Company and a cash equity investor. The cash equity investor also contributed cash consideration of $109 million to acquire their portion of the acquired entity. TSN1 BL Borrower Holdco LLC consolidates as primary beneficiary, TSN1 TE Holdco LLC, a tax equity fund that owns the Texas Solar Nova 1 solar project. Texas Solar Nova 1 has an 18-year PPA with an investment-grade counterparty that commenced in January 2024. The acquisition was funded with existing sources of liquidity. Additionally, the Company assumed the project’s financing agreement, which included a construction loan that converted to a term loan at acquisition date along with a sponsor equity bridge loan and tax equity bridge loan that were both repaid at acquisition date.
Victory Pass and Arica Drop Down — On October 31, 2023, the Company, through its indirect subsidiary, VP-Arica Parent Holdco LLC, acquired the Class A membership interests in VP-Arica TargetCo LLC, a partnership and the indirect owner of the Victory Pass and Arica solar projects, from Clearway Renew for initial cash consideration of $46 million. At substantial completion, which is expected to occur in the first half of 2024, the Company estimates it will pay an additional $182 million to Clearway Renew. VP Arica TargetCo LLC consolidates as primary beneficiary, VP-Arica TE Holdco LLC, a tax equity fund that owns the Victory Pass and Arica solar projects. Victory Pass and Arica each have PPAs with investment-grade counterparties that have a 15-year and 14-year weighted average contract duration, respectively, that commence when the underlying operating assets reach commercial operations, which is expected to occur in the first half of 2024. The acquisition was funded with existing sources of liquidity. As part of the acquisition of Victory Pass and Arica, the Company assumed the project’s financing agreement, which included a sponsor equity bridge loan that was partially paid off at acquisition date, and a tax equity bridge loan, both of which will be completely paid off when the projects reach substantial completion. Subsequent to the acquisition, the Company borrowed an additional $22 million in tax equity bridge loans.
Daggett 2 Drop Down — On August 30, 2023, the Company, through its indirect subsidiary, Daggett Solar Investment LLC, acquired the Class A membership interests in Daggett 2 TargetCo LLC, a partnership and the indirect owner of the Daggett 2 solar project, from CEG for cash consideration of $13 million. Daggett 2 TargetCo LLC consolidates as primary beneficiary, Daggett 2 TE Holdco LLC, a tax equity fund that owns the Daggett 2 solar project. Daggett 2 has PPAs with investment-grade counterparties that have a 15-year weighted average contract duration that commenced in December 2023. The acquisition was funded with existing sources of liquidity. Additionally, the Company assumed the project’s financing agreement, which included a construction loan, a tax equity bridge loan and a sponsor equity bridge loan that was repaid at acquisition date. Subsequent to the acquisition, the Company borrowed an additional $49 million in construction loans. Upon the project reaching substantial completion on December 22, 2023, the tax equity bridge loan was repaid and the total outstanding construction loans were converted to a term loan in the amount of $156 million.
Rosamond Central BESS Drop Down and Financing Activities — On June 30, 2023, the Company, through its indirect subsidiary, Rosie Class B LLC, the indirect owner of the Rosamond Central solar project, became the owner of the Class B membership interests of Rosie Central BESS in order to facilitate and fund the construction of a BESS project that is co-located at the Rosamond Central solar facility. Clearway Renew indirectly owns the Class A membership interests and controls Rosie Central BESS. As of December 31, 2023, the Company’s investment, which is accounted for under the equity method of accounting, consisted of $28 million contributed into Rosie Central BESS, funded through contributions from the Company and its cash equity investor in Rosie TargetCo LLC, which consolidates Rosie Class B LLC. On December 1, 2023, the Rosamond Central solar project acquired the BESS project from Clearway Renew for initial cash consideration of $70 million, $16 million of which was funded by the Company with the remaining $54 million funded through contributions from third-party investors. At substantial completion, which is expected to occur in the first half of 2024, the Company estimates it will pay an additional $279 million to Clearway Renew, $61 million of which will be funded by the Company with the remaining $218 million to be funded through contributions from the third-party investors. Also, at substantial completion, Clearway Renew will return Rosie Class B LLC’s equity investment. The BESS project has a PPA for capacity with an investment-grade utility that has a 15-year contract duration that commences when the project reaches commercial operations, which is expected to occur in the first half of 2024. The Company’s portion of the initial consideration was funded with existing sources of liquidity.
On June 30, 2023, Rosie Class B LLC amended its financing agreement. During the year ended December 31, 2023, Rosie Class B LLC received total loan proceeds of $265 million under the amended financing agreement. On July 3, 2023, Rosie Class B LLC issued a loan to Clearway Renew, utilizing a portion of the loan proceeds under the amended financing agreement, in order to finance the construction of the BESS project. On December 1, 2023, Clearway Renew partially repaid the loan utilizing the $70 million in proceeds that was paid by the Company to acquire the BESS project. As of December 31, 2023, the loan had an aggregate principal amount of $174 million and matures when the project reaches substantial completion. Also, during the year ended December 31, 2023, the Company utilized a portion of the loan proceeds received under the amended financing agreement to contribute $18 million into Rosie Central BESS.

Waiawa Drop Down — In connection with the 2022 Drop Down of Waiawa, the Company assumed the project’s financing agreement, which includes a construction loan that converted to a term loan on March 30, 2023 upon the project reaching substantial completion and a tax equity bridge loan that was repaid on March 30, 2023.
Daggett 3 Drop Down — On February 17, 2023, the Company, through its indirect subsidiary, Daggett Solar Investment LLC, acquired the Class A membership interests in Daggett TargetCo LLC, the indirect owner of the Daggett 3 solar project, from Clearway Renew for cash consideration of $21 million and then contributed its Class A membership interests into Daggett Renewable Holdco LLC, a partnership that consolidates Daggett TargetCo LLC. Daggett TargetCo LLC consolidates as primary beneficiary, Daggett TE Holdco LLC, a tax equity fund that owns the Daggett 3 solar project. Daggett 3 has PPAs with investment-grade counterparties that have a 15-year weighted average contract duration that commenced between July 2023 and November 2023. The acquisition was funded with existing sources of liquidity. Additionally, the Company assumed the project’s financing agreement, which included a construction loan, a tax equity bridge loan and a sponsor equity bridge loan that was repaid at acquisition date. Subsequent to the acquisition, the Company borrowed an additional $36 million in construction loans. Upon the project reaching substantial completion on December 1, 2023, the tax equity bridge loan was repaid and the total outstanding construction loans were converted to a term loan in the amount of $217 million. CEG also funded an additional $54 million in project completion costs subsequent to the acquisition, which was repaid to CEG in October 2023.
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
The following table lists the dividends paid on the Company’s Class A common stock and Class C common stock during the year ended December 31, 2023:

	Fourth Quarter 2023	Third Quarter 2023	Second Quarter 2023	First Quarter 2023
Dividends per Class A share	$0.3964	$0.3891	$0.3818	$0.3745
Dividends per Class C share	0.3964	0.3891	0.3818	0.3745
On February 14, 2024, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.4033 per share payable on March 15, 2024 to stockholders of record as of March 1, 2024.

Cash Flow Discussion
The following table reflects the changes in cash flows for the comparative periods:

	Year ended December 31,
	2023	2022	Change
	(In millions)
Net cash provided by operating activities	$702	$787	$(85)
Net cash (used in) provided by investing activities	(523)	1,065	(1,588)
Net cash used in financing activities	(124)	(1,510)	1,386
Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Decrease in working capital primarily driven by the timing of accounts receivable collections and payments of current liabilities, including accounts payable and current income taxes	$(106)
Decrease in distributions from unconsolidated affiliates	(7)
Increase in operating income after adjusting for non-cash items	10
Transaction expenses paid on May 1, 2022 in connection with the sale of the Thermal Business	18
$(85)
Net Cash (Used In) Provided by Investing Activities

Changes to net cash (used in) provided by investing activities were driven by:	(In millions)
Proceeds from the sale of the Thermal Business in 2022	$(1,457)
Increase in note receivable — affiliate	(174)
Increase in capital expenditures	(100)
Payment for equipment deposit from affiliate in 2023	(55)
Increase in investments in unconsolidated affiliates	(28)
Payment for equipment deposit in 2023	(27)
Acquisition of the Capistrano Wind Portfolio in 2022	223
Decrease in cash paid for Drop Down assets, net of cash acquired	26
Other	4
$(1,588)
Net Cash Used In Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Increase in contributions from noncontrolling interests, net of distributions	$968
Decrease in payments for the revolving credit facility, net of proceeds	245
Increase in proceeds for long-term debt, net of an increase in payments	168
Cash released from escrow distributed to CEG in 2022	64
Increase in dividends paid to common stockholders and distributions paid to CEG unit holders	(22)
Increase in payments of debt issuance costs	(14)
Buyout of noncontrolling interest and redeemable noncontrolling interest in 2023	(13)
Increase in tax-related distributions	(13)
Other	3
$1,386

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
As of December 31, 2023, the Company has a cumulative federal NOL carryforward balance of $353 million for financial statement purposes, none of which are subject to expiration. Additionally, as of December 31, 2023, the Company has a cumulative state NOL carryforward balance of $102 million for financial statement purposes, which will expire between 2024 and 2040 if unutilized. The Company does not anticipate material income tax payments through 2026. In addition, the Company has PTC and ITC carryforward balances totaling $21 million, which will expire between 2035 and 2043 if unutilized.
As of December 31, 2023, the Company has an interest disallowance carryforward of $75 million as a result of Internal Revenue Code §163(j). The disallowed interest deduction has an indefinite carryforward period and any limitations on the utilization of this carryforward have been factored into the Company’s valuation allowance analysis. As of December 31, 2022, the Company did not have an interest disallowance carryforward due to the Thermal Disposition.
The Company, after the utilization of various state NOL carryforwards, paid $31 million in income taxes during the year ended December 31, 2023. The Company does not anticipate being subject to the corporate minimum tax on financial statement income as enacted by the recently passed the IRA, which is discussed in further detail below.
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
The Company is subject to examination by taxing authorities for income tax returns filed in the U.S. federal and various state jurisdictions. All tax returns filed by the Company for the year ended December 31, 2013 and forward remain subject to audit. As of December 31, 2023, the U.S. federal partnership returns of three of the Company’s subsidiaries are under audit by the IRS. The IRS has issued proposed adjustments with respect to one of the subsidiaries under audit, which the Company believes that such proposed adjustments are without merit and would not impact the Company’s tax liability or the tax liability of such subsidiary. The IRS has not yet issued any proposed adjustments with respect to the other two subsidiaries under audit. The Company believes that the ultimate resolution of each of these audits will not be material to the Company’s financial condition, results of operations or liquidity. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. The outcome of tax audits cannot be predicted with certainty and if any issues addressed in tax audits of the Company are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
The Company has no material uncertain tax benefits.

Fair Value of Derivative Instruments
The Company may enter into energy-related commodity contracts to mitigate variability in earnings due to fluctuations in spot market prices. In addition, in order to mitigate interest rate risk associated with the issuance of variable rate debt, the Company enters into interest rate swap agreements.
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at December 31, 2023, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at December 31, 2023. For a full discussion of the Company’s valuation methodology of its contracts, see Derivative Fair Value Measurements in Item 15 — Note 6, Fair Value of Financial Instruments.

Derivative Activity (Losses)/Gains	(In millions)
Fair value of contracts as of December 31, 2022	$(264)
Contracts realized or otherwise settled during the period	34
Contracts acquired during the period	47
Changes in fair value	(26)
Fair value of contracts as of December 31, 2023	$(209)

	Fair value of contracts as of December 31, 2023
	Maturity
Fair Value Hierarchy Losses	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$41	$25	$41	$14	$121
Level 3	(51)	(97)	(85)	(97)	(330)
Total	$(10)	$(72)	$(44)	$(83)	$(209)
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
Anticipated future decisions of tax authorities
Application of tax statutes and regulations to transactions
Ability to utilize tax benefits through carry backs to prior periods and carryforwards to future periods
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
Hypothetical Liquidation at Book Value (HLBV)
Certain portions of the Company’s redeemable noncontrolling interest and noncontrolling interest represent third-party interests in the net assets under certain tax equity arrangements, which are consolidated by the Company, that were established to finance the cost of facilities eligible for certain tax credits and benefits. The Company has determined that the provisions in the contractual agreements of these structures represent substantive profit sharing arrangements. Further, the Company has determined that the appropriate methodology for calculating the redeemable noncontrolling interest and noncontrolling interest that reflects the substantive profit sharing arrangements is a balance sheet approach utilizing the HLBV method. Under the HLBV method, the amounts reported as redeemable noncontrolling interest and noncontrolling interest represent the amounts the investors to the tax equity arrangements would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements, assuming the net assets of the funding structures were liquidated at their recorded amounts determined in accordance with GAAP. The investors’ interests in the results of operations of the funding structures are determined as the difference in redeemable noncontrolling interest and noncontrolling interest at the start and end of each reporting period, after taking into account any capital transactions between the structures and the funds’ investors. The calculations utilized to apply the HLBV method include estimated calculations of taxable income or losses for each reporting period as well as estimated calculations of tax capital accounts based on the relevant provisions of each agreement and the related tax guidance. In addition, these calculations often take into account the stipulated targeted investor return specified in the subsidiaries’ operating agreement and agreed by the members of the arrangement. In certain circumstances, the Company and its partners in the tax equity arrangements agree that certain tax benefits are to be utilized outside of the tax equity arrangements, which may result in differences in the amount an investor would hypothetically receive at the initial balance sheet date calculated strictly in accordance with related contractual agreements. These differences are recognized in the consolidated statements of income using a systematic and rational method over the period during which the investor is expected to achieve its target return. In certain cases, the Company must apply judgment in determining the methodology for applying these concepts in the HLBV method and changes in certain factors may have a significant impact on the amounts that an investor would receive upon a hypothetical liquidation. The use of the HLBV method to allocate income (loss) to the noncontrolling interest holders may create volatility in the consolidated statements of income.

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
Financial Instruments
The Company records its financial instruments, which primarily consist of derivative financial instruments, at fair value. The Company determines the fair value of its financial instruments using discounted cash flow models that require the use of assumptions concerning the amount of estimated future cash flows. The assumptions are determined using external, observable market inputs when available. When observable market inputs are not available, the Company must apply significant judgment to determine market participant assumptions such as future electricity prices, future natural gas prices, future interest rates and discount rates. As these inputs are based on estimates, fair values may not reflect the amounts actually realized from the related transaction.
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MWh increase or decrease in power prices across the term of the long-term power commodity contracts would cause a change of approximately $6 million to the net value of the related derivatives as of December 31, 2023.
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
Most of the Company’s project subsidiaries enter into interest rate swaps intended to hedge the risks associated with interest rates on non-recourse project level debt. See Item 15 — Note 10, Long-term Debt, for more information about interest rate swaps of the Company’s project subsidiaries.
If all of the above swaps had been discontinued on December 31, 2023, the counterparties would have owed the Company $127 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of December 31, 2023, a 1% change in interest rates would result in an approximately $4 million change in interest expense on a rolling twelve-month basis.
As of December 31, 2023, the fair value of the Company’s debt was $7.61 billion and the carrying value was $8.10 billion. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $338 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its principal executive officer, principal financial officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework (2013), the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in its report which is included in this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Clearway Energy, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited Clearway Energy, Inc.’s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 22, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 22, 2024

Item 9B — Other Information
During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III
Item 10 — Information about Directors, Executive Officers and Corporate Governance
Directors
Nathaniel Anschuetz, 36, has served as a director since August 2018. Mr. Anschuetz is a Principal at GIP. Prior to joining GIP in 2012, Mr. Anschuetz was an Analyst in the Power & Utilities Coverage Group at Citigroup from June 2010 through June 2012. Mr. Anschuetz is also a member of the board of directors of Zephyr Acquisition Holdings, L.P., or Zephyr Acquisition Holdings, the indirect parent of CEG, Eolian, L.P. and SunPower Corporation. Mr. Anschuetz graduated with cum laude honors from Columbia College in 2010 with an A.B. in Economics and Operations Research, and a concentration in Sustainable Development. Mr. Anschuetz’s financial expertise provides significant value to the Company’s board of directors.
Jonathan Bram, 58, has served as a director and Chairman of the board of directors of the Company since August 2018. Mr. Bram is a founding partner of GIP and serves on its Investment and Operating Committees and chairs the Investment Committee of its credit funds. Prior to the formation of GIP in 2006, Mr. Bram spent 15 years at Credit Suisse as a managing director in the Investment Banking Division, where he served in a variety of positions including co-head of the Global Industrial and Services Group, chief operating officer of the Investment Banking Division, and co-head of corporate finance for the 150-person U.S. Energy Group. He has experience financing and investing in renewables companies and projects that utilize wind, solar, geothermal and hydroelectric technologies. Mr. Bram is a member of the board of directors of Zephyr Acquisition Holdings, SunPower Corporation and Chile Renovables, SpA. He previously served on the boards of Terra-Gen Power, Guacolda Energy and Channelview Cogeneration. Mr. Bram holds a B.A. in economics from Columbia College. Mr. Bram’s significant experience in investment banking for, and investments in, energy and power companies, as well as his leadership role at GIP, provide strong financial and transactional experience to the Company’s board of directors.
Brian R. Ford, 75, has served as a director since July 2013 and Lead Independent Director since January 2019. Mr. Ford was the Chief Executive Officer of Washington Philadelphia Partners, LP, a real estate investment company, from 2008 through 2010. He retired as a partner from Ernst & Young LLP in June 2008 where he had been employed since 1971. Mr. Ford currently serves on the board of various companies, including FS Investment Corporation portfolios, a specialty finance company that invests primarily in the debt securities of private U.S. middle-market companies, since 2013, where he also serves as the chairman of the audit committee.  He also serves on the boards of Drexel University and BAYADA Home Health. From 2013 to 2020, Mr. Ford served on the board of AmeriGas Propane, Inc., where he also served as a member of its audit and corporate governance committees. Mr. Ford received his B.S. in Economics from Rutgers University.  Mr. Ford’s extensive experience in accounting and public company matters provides strong financial, audit and accounting skills to the Company’s board of directors.
Bruce MacLennan, 57, has served as a director since August 2018. Mr. MacLennan is a Partner of GIP and focuses on the energy and power sectors. Prior to joining GIP at its formation in 2006, Mr. MacLennan was a Director in the Investment Banking Division of Credit Suisse. During his time at Credit Suisse, he worked in the Global Energy Group, the Global Project Finance Group and the Global Industrial and Services Group. Mr. MacLennan holds an A.B. from Harvard University and an M.B.A. from the Wharton School of the University of Pennsylvania. He is currently a member of the board of directors of Eolian, L.P. and previously served on the boards of Competitive Power Ventures and CEG. Mr. MacLennan’s significant experience in investment banking for, and investments in, energy and power companies, as well as his leadership role at GIP, provide strong financial and transactional experience to the Company’s board of directors.
Daniel B. More, 67, has served as a director since February 2019. Mr. More has been a Senior Advisor with Guggenheim Securities since October 2015. Mr. More retired as a Managing Director and Global Head of Utility Mergers & Acquisitions of the Investment Banking Division of Morgan Stanley in 2014.  He held such position since 1996.  Mr. More has been an investment banker since 1978 and has specialized in the utility sector since 1986.  Mr. More has served as a director of SJW Group since April 2015. He served as a director of Saeta Yield from February 2015 to June 2018 and served as a director of the New York Independent System Operator from April 2014 until February 2016.  Mr. More’s extensive experience in investment banking, including capital raising and strategic initiatives, combined with experience as a director of energy industry companies, provides significant value to the Company’s board of directors.

E. Stanley O’Neal, 72, has served as a director since August 2018. Mr. O’Neal served as Chairman of the Board and Chief Executive Officer of Merrill Lynch & Co., Inc. until October 2007. He became Chief Executive Officer of Merrill Lynch in 2002 and was elected Chairman of the Board in 2003. Mr. O’Neal was employed with Merrill Lynch for 21 years, serving as President and Chief Operating Officer from July 2001 to December 2002; President of U.S. Private Client from February 2000 to July 2001; Chief Financial Officer from 1998 to 2000 and Executive Vice President and Co-head of Global Markets and Investment Banking from 1997 to 1998. Before joining Merrill Lynch, Mr. O’Neal was employed at General Motors Corporation where he held a number of financial positions of increasing responsibility. Currently, Mr. O’Neal is chairman of the nominating and governance committee and a member of the committee of Arconic Corp., an aluminum manufacturing company and the former parent company of Alcoa Inc. Mr. O’Neal is also a director and member of the nominating and governance committee of Element Solutions Inc. (formerly Platform Specialty Products Corporation), a global, diversified producer of high technology specialty chemical products and provider of technical services. Mr. O’Neal is also a director of Hut 8 Corp, a cryptocurrency mining company, which was formed in November 2023 as a merger between Hut 8 Mining Corp and U.S. Data Mining Group, Inc. Mr. O’Neal was a director of General Motors Corporation from 2001 to 2006, chairman of the board of Merrill Lynch & Co., Inc. from 2003 to 2007, and a director of American Beacon Advisors, Inc. (investment advisor registered with the Securities and Exchange Commission) from 2009 to September 2012. Mr. O’Neal’s extensive executive experience, financial expertise and leadership skills enable him to provide unique guidance to the Company’s board of directors and management team.
Jennifer Lowry, 55, has served as a director since February 2022. Ms. Lowry served as Vice President of Risk, Treasury and Corporate Finance for McCormick & Company, Inc. from October 2019 through July 2021, and as Vice President of Corporate Finance from November 2016 through October 2019. From 2012 to 2016, Ms. Lowry held management positions with Exelon Corporation as Senior Vice President, Generation Company Strategy and Constellation Energy Group, Inc as Vice President and Treasurer. Prior to that, she held executive positions at companies within the electric power industry including AES Corporation and Cogentrix Energy Group, Inc. Ms. Lowry served on numerous governing committees within Constellation and Exelon and was recently Chair of the Maryland Zoo Board of Trustees. Ms. Lowry has also been a board member of Electriq Power Holdings, Inc. since August 2023 and serves on its compensation committee. Ms. Lowry has also been a member of the board of directors of MYR Group, Inc. since 2018, and is currently chair of its Audit Committee. Ms. Lowry’s financial and energy industry experience provides significant value to the Company’s board of directors.
Guillaume Hédiard, 42, has served as a director since October 2022. Mr. Hédiard is Vice President Transactions and is in charge of M&A, Structured Finance, and Legal activities for TotalEnergies Renewables. Mr. Hédiard also serves on the board of Casa dos Ventos. Prior to joining TotalEnergies in 2018, Mr. Hédiard spent 12 years at Crédit Agricole Corporate and Investment Bank in Paris and London, where he served as Executive Director in CA-CIB’s Power & Utilities EMEA team in charge of debt arranging and structured finance advisory mandates in the power sector for the EMEA region. Mr. Hédiard holds a BA Corporate Finance and Financial Engineering from the Paris Dauphine University. Mr. Hédiard’s extensive financial and power industry experience provides significant value to the Company’s board of directors.
Vincent Stoquart, 49, has served as a director since October 2022. Mr. Stoquart has served as senior vice president of the Renewables division of TotalEnergies S.E. since December 6, 2021. Mr. Stoquart is also a member of the board of SunPower Corporation and serves on its compensation committee. From October 2019 to December 2021, he served as Senior Vice President, Refining and Petrochemicals Americas, and President and Chief Executive Officer of Total Petrochemicals & Refining USA, Inc. He was, during this period, also the country chair for TotalEnergies in the United States, based in Houston, Texas. Prior to that, Mr. Stoquart served as Senior Vice President, Polymers, of TotalEnergies Refining & Chemicals in Brussels, Belgium. From 2012 to 2017, Mr. Stoquart managed TotalEnergies’s Flanders Refinery in Dunkirk, France, before joining TotalEnergies Global Services where he became President, TotalEnergies Learning Solutions. Mr. Stoquart began his career with TotalEnergies in 1998 as an engineering project manager at the Feluy Polymers Plant in Belgium, working as a production manager in various positions from 2002 to 2009 before being appointed as human resources and communications manager of the Feluy Plant in 2010. Mr. Stoquart graduated as a mechanical engineer from the Catholic University of Louvain, Belgium. He also has a diploma in aeronautics and aerospace from the von Karman Institute for Fluid Dynamics. Mr. Stoquart’s engineering, energy and leadership experience provides significant value to the Company’s board of directors.
Emmanuel Barrois, 41, has served as a director since October 2022. Mr. Barrois has 15 years of experience in the energy industry. Starting as a petroleum engineer in France and in Nigeria, he moved on to management positions in the Republic of Congo and the UAE. In 2019, he joined the strategy team in the Exploration & Production branch of TotalEnergies, where he led the Long Term Business Plan team. Since 2022, he has been in charge of TotalEnergies’ Renewables portfolio management team. He holds Masters of Engineering from Ecole Nationale des Ponts et Chaussées and Ecole Nationale Supérieure des Pétroles et Moteurs, and a Master of Science from Colorado School of Mines. Mr. Barrois’ engineering, energy and leadership experience provides significant value to the Company’s board of directors.

Christopher S. Sotos, 52, has served as President and Chief Executive Officer of the Company since May 2016, and as a director since May 2013. Mr. Sotos had also served in various positions at NRG, including most recently as Executive Vice President - Strategy and Mergers and Acquisitions from February 2016 through May 2016 and Senior Vice President - Strategy and Mergers and Acquisitions from November 2012 through February 2016. In this role, he led NRG’s corporate strategy, mergers and acquisitions, strategic alliances and other special projects for NRG. Previously, he served as NRG’s Senior Vice President and Treasurer from March 2008 to September 2012, where he was responsible for all treasury functions, including raising capital, valuation, debt administration and cash management. Mr. Sotos also previously served as a director of FuelCell Energy, Inc. from September 2014 to April 2019. As President and Chief Executive Officer of the Company, Mr. Sotos provides the Company’s board of directors with management’s perspective regarding the Company’s day to day operations and overall strategic plan. Mr. Sotos also brings strong financial and accounting skills to the Company’s board of directors.
Executive Officers
Christopher S. Sotos has served as President and Chief Executive Officer of the Company since May 2016, and as a director of the Company since May 2013. For additional biographical information for Mr. Sotos, see above under “Directors.”
Sarah Rubenstein, 46, has served as Executive Vice President and Chief Financial Officer of the Company since April 2023 and previously served as Senior Vice President and Chief Accounting Officer of the Company from January 2022 to March 2023 and as Vice President, Accounting and Controller from November 2020 through December 2021, where she was responsible for providing oversight of the Company’s financial accounting and reporting functions. Ms. Rubenstein previously served as Assistant Controller of the Company from August 2018 through November 2020, where she was responsible for managing corporate accounting and financial reporting activities, and immediately prior to that, as Director of Accounting Research and Financial Reporting at NRG Energy, Inc. from August 2012 through August 2018. Ms. Rubenstein’s prior roles include Director of Finance at EPV Solar, Inc. and Senior Director of Financial Reporting at Warner Music Group. Ms. Rubenstein began her career as an auditor with PricewaterhouseCoopers.
Kevin P. Malcarney, 57, has served as the Company’s General Counsel and Corporate Secretary since May 11, 2018, and was promoted from Senior Vice President to Executive Vice President in January 2022. Mr. Malcarney served as Interim General Counsel of the Company from March 16, 2018 to May 11, 2018. Mr. Malcarney was previously Vice President and Deputy General Counsel and served in various other roles at NRG since September 2008. Prior to NRG, Mr. Malcarney worked at two major law firms in Princeton, New Jersey and Philadelphia, Pennsylvania, and handled mergers and acquisitions, project financing and general corporate matters.
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
Other information required by this Item will be incorporated by reference to the similarly named section of the Company’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders.

Item 11 — Executive Compensation
Information required by this Item will be incorporated by reference to the similarly named section of the Company’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under the Clearway Energy, Inc. Amended and Restated 2013 Equity Compensation Plan

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)
Equity compensation plans approved by security holders - Class A common stock	7,626	$—	—
Equity compensation plans approved by security holders - Class C common stock	645,494	—	2,855,350
Equity compensation plans not approved by security holders	—	N/A	—
Total	653,120	$—	2,855,350

(1) Beginning in May 2015, awards to be granted and associated dividend equivalent rights to be issued under the Clearway Energy, Inc. Amended and Restated 2013 Equity Incentive Plan convert to Class C common stock upon vesting.
Other information required by this Item will be incorporated by reference to the similarly named section of the Company’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be incorporated by reference to the similarly named section of the Company’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders.
Item 14 — Principal Accounting Fees and Services
Information required by this Item will be incorporated by reference to the similarly named section of the Company’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders.

PART IV
Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of Clearway Energy, Inc. and related notes thereto, together with the Report of Independent Registered Public Accounting Firm of Ernst & Young LLP (PCAOB ID: 42) thereon, are included herein:
Consolidated Statements of Income — Years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income — Years ended December 31, 2023, 2022 and 2021
Consolidated Balance Sheets — As of December 31, 2023 and 2022
Consolidated Statements of Cash Flows — Years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
The following schedules of Clearway Energy, Inc. are filed as part of Item 15 of this report and should be read in conjunction with the Consolidated Financial Statements:
Schedule I — Clearway Energy, Inc. (Parent) Condensed Financial Statements for the years ended December 31, 2023, 2022 and 2021, are included in Clearway Energy, Inc.’s Annual Report on Form 10-K pursuant to the requirements of Rule 5-04(c) of Regulation S-X
Schedule II — Valuation and Qualifying Accounts
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Clearway Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Clearway Energy, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024, expressed an unqualified opinion thereon.
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

Allocation of earnings to noncontrolling interests in tax equity arrangements

Description of the Matter
As described in Note 5 to the consolidated financial statements, during 2023, tax equity investors purchased noncontrolling interests in Daggett TE Holdco LLC, Daggett 2 TE Holdco LLC, VP-Arica TE Holdco LLC and TSN1 TE Holdco LLC (the “new tax equity arrangements”). Each tax equity investor received Class A membership interests in the respective entity. The Company utilizes the output of a hypothetical liquidation at book value (HLBV) model to determine the earnings allocated to the tax equity noncontrolling interest holders as the contractual agreements between the parties represent substantive profit-sharing arrangements.

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

To test the allocation of earnings to noncontrolling interest holders in the new tax equity arrangements, we read the related agreements to understand the business purpose and the substantive profit-sharing provisions. We evaluated each HLBV model for consistency with the contractual provisions in the related agreements and tested the initial recognition of the noncontrolling interest balance by agreeing capital contributions to supporting documentation. We involved tax subject matter professionals to assist in evaluating the calculation of the tax capital accounts used in each HLBV model for compliance with the provisions of the Internal Revenue Code, as well as compliance with the contractual provisions in the agreements. Additionally, we tested the year end noncontrolling interest balances for the new tax equity arrangements by agreeing contributions and distributions to supporting documentation and recalculating the allocation of earnings reflected in each HLBV model.

Fair value of Level 3 long-term power commodity contracts

Description of the Matter
As described in Note 6 to the consolidated financial statements, as of December 31, 2023, the aggregate fair value of long-term power commodity contracts classified as Level 3 derivative instruments was $325 million. The Company’s determination of the fair value of long-term power commodity contracts executed in illiquid markets are considered Level 3 fair value measurements as they contain significant unobservable inputs, including forward market energy pricing curves. The Company uses a discounted cash flow valuation technique to determine the fair value of its long-term power commodity contracts.

Auditing the fair value measurement of long-term power commodity contracts classified as Level 3 financial instruments was complex due to the judgmental nature of the forward market energy pricing curve assumptions used as an input into the valuation models.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes for reviewing the key assumptions in estimating Level 3 fair values related to long-term power commodity contracts. For example, we tested controls over management’s review of the specific forward market energy pricing curves used as an input into the valuation models.

To test the fair value of Level 3 long-term power commodity contracts, our audit procedures included, among others, evaluating the valuation methodologies used by the Company and testing significant inputs, estimates and the mathematical accuracy of the calculations. In certain instances, with the assistance of our valuation specialists, we independently determined the significant assumptions, calculated the resultant fair values and compared them to the Company’s estimates. We obtained forward market energy prices from independent sources, including pricing service providers and counterparty fair values, and evaluated the Company’s assumptions related to their forward curves and confirmed key inputs with counterparties. We also performed sensitivity analyses using independent sources of market data to evaluate the significance of the change in fair value of Level 3 long-term power commodity contracts that would result from changes in underlying assumptions.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
Philadelphia, Pennsylvania
February 22, 2024

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(In millions, except per share amounts)	2023	2022	2021
Operating Revenues
Total operating revenues	$1,314	$1,190	$1,286
Operating Costs and Expenses
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	473	435	451
Depreciation, amortization and accretion	526	512	509
Impairment losses	12	16	6
General and administrative	36	40	40
Transaction and integration costs	4	7	7
Development costs	—	2	6
Total operating costs and expenses	1,051	1,012	1,019
Gain on sale of business	—	1,292	—
Operating Income	263	1,470	267
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	12	29	32
Other income, net	52	17	3
Loss on debt extinguishment	(6)	(2)	(53)
Interest expense	(337)	(232)	(312)
Total other expense, net	(279)	(188)	(330)
(Loss) Income Before Income Taxes	(16)	1,282	(63)
Income tax (benefit) expense	(2)	222	12
Net (Loss) Income	(14)	1,060	(75)
Less: Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(93)	478	(126)
Net Income Attributable to Clearway Energy, Inc.	$79	$582	$51
Earnings Per Share Attributable to Clearway Energy, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic and diluted	35	35	35
Weighted average number of Class C common shares outstanding - basic and diluted	82	82	82
Earnings per Weighted Average Class A and Class C Common Share - Basic and Diluted	$0.67	$4.99	$0.44
Dividends Per Class A Common Share	$1.54	$1.43	$1.33
Dividends Per Class C Common Share	$1.54	$1.43	$1.33
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2023	2022	2021
(In millions)
Net (Loss) Income	$(14)	$1,060	$(75)
Other Comprehensive (Loss) Income, net of tax
Unrealized (loss) gain on derivatives and changes in accumulated OCI/OCL, net of income tax (benefit) expense of $(1), $5 and $(3)	(6)	28	19
Other comprehensive (loss) income	(6)	28	19
Comprehensive (Loss) Income	(20)	1,088	(56)
Less: Comprehensive (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(97)	495	(115)
Comprehensive Income Attributable to Clearway Energy, Inc.	$77	$593	$59
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except shares)	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$535	$657
Restricted cash	516	339
Accounts receivable — trade	171	153
Inventory	55	47
Derivative instruments	41	26
Note receivable — affiliate	174	—
Prepayments and other current assets	68	54
Total current assets	1,560	1,276
Property, plant and equipment, net	9,526	7,421
Other Assets
Equity investments in affiliates	360	364
Intangible assets for power purchase agreements, net	2,303	2,488
Other intangible assets, net	71	77
Derivative instruments	82	63
Right-of-use assets, net	597	527
Other non-current assets	202	96
Total other assets	3,615	3,615
Total Assets	$14,701	$12,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$558	$322
Accounts payable — trade	130	55
Accounts payable — affiliates	31	22
Derivative instruments	51	50
Accrued interest expense	57	54
Accrued expenses and other current liabilities	79	114
Total current liabilities	906	617
Other Liabilities
Long-term debt	7,479	6,491
Deferred income taxes	127	119
Derivative instruments	281	303
Long-term lease liabilities	627	548
Other non-current liabilities	286	201
Total other liabilities	8,800	7,662
Total Liabilities	9,706	8,279
Redeemable noncontrolling interest in subsidiaries	1	7
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 202,080,794 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 82,391,441, Class D 42,336,750) at December 31, 2023 and 201,972,813 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 82,283,460, Class D 42,336,750) at December 31, 2022	1	1
Additional paid-in capital	1,732	1,761
Retained earnings	361	463
Accumulated other comprehensive income	7	9
Noncontrolling interest	2,893	1,792
Total Stockholders’ Equity	4,994	4,026
Total Liabilities and Stockholders’ Equity	$14,701	$12,312
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities	(In millions)
Net (loss) income	$(14)	$1,060	$(75)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(12)	(29)	(32)
Distributions from unconsolidated affiliates	30	37	38
Depreciation, amortization and accretion	526	512	509
Amortization of financing costs and debt discounts	13	14	14
Amortization of intangibles	185	172	146
Loss on debt extinguishment	6	2	53
Reduction in carrying amount of right-of-use assets	15	14	11
Gain on sale of business	—	(1,292)	—
Impairment losses	12	16	6
Change in deferred income taxes	13	194	12
Changes in derivative instruments and amortization of accumulated OCI/OCL	(2)	69	28
Cash (used in) provided by changes in other working capital
Changes in prepaid and accrued liabilities for tolling agreements	(32)	10	5
Changes in other working capital	(38)	8	(14)
Net Cash Provided by Operating Activities	702	787	701
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	—	(533)
Acquisition of Drop Down Assets, net of cash acquired	(45)	(71)	(229)
Acquisition of Capistrano Wind Portfolio, net of cash acquired	—	(223)	—
Capital expenditures	(212)	(112)	(151)
Payment for equipment deposit	(27)	—	—
Payment for equipment deposit and asset purchase from affiliate	(55)	—	(21)
Return of investments from unconsolidated affiliates	14	13	47
Increase in note receivable — affiliate	(174)	—	—
Investments in unconsolidated affiliates	(28)	—	—
Proceeds from sale of business	—	1,457	—
Other	4	1	22
Net Cash (Used in) Provided by Investing Activities	(523)	1,065	(865)
Cash Flows from Financing Activities
Contributions from noncontrolling interests, net of distributions	1,028	60	967
Payments of dividends and distributions	(311)	(289)	(268)
Distributions to CEG of escrowed amounts	—	(64)	—
Tax-related distributions	(21)	(8)	—
Buyout of noncontrolling interest and redeemable noncontrolling interest	(13)	—	—
Proceeds from the revolving credit facility	—	80	622
Payments for the revolving credit facility	—	(325)	(377)
Proceeds from issuance of long-term debt	563	244	1,728
Payments of debt issuance costs	(18)	(4)	(20)
Payments for long-term debt	(1,349)	(1,198)	(2,292)
Other	(3)	(6)	7
Net Cash (Used in) Provided by Financing Activities	(124)	(1,510)	367
Reclassification of Cash to Assets Held-for-Sale	—	—	(14)
Net Increase in Cash, Cash Equivalents and Restricted Cash	55	342	189
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	996	654	465
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,051	$996	$654

Supplemental Disclosures:
Interest paid, net of amount capitalized	$(304)	$(317)	$(337)
Income taxes paid	(31)	(9)	—
Non-cash investing and financing activities:
Non-cash adjustment for change in tax basis	4	(1)	(7)
Non-cash (distributions to), contributions from noncontrolling interests	(7)	(4)	31
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest	Total Stockholders’ Equity
Balances at December 31, 2020	$—	$1	$1,922	$(84)	$(14)	$890	$2,715
Net income (loss)	—	—	—	51	—	(130)	(79)
Unrealized gain on derivatives and changes in accumulated OCL, net of tax	—	—	—	—	8	11	19
Contributions from CEG, net of distributions, non-cash	—	—	—	—	—	31	31
Contributions from CEG, net of distributions, cash	—	—	—	—	—	296	296
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	676	676
Lighthouse Partnership Yield Protection Agreement Amendment	—	—	15	—	—	—	15
Agua Caliente Acquisition	—	—	—	—	—	273	273
Transfer of assets under common control	—	—	94	—	—	(468)	(374)
Stock-based compensation	—	—	3	—	—	—	3
Non-cash adjustment for change in tax basis	—	—	(7)	—	—	—	(7)
Common stock dividends and distributions to CEG	—	—	(155)	—	—	(113)	(268)
Balances at December 31, 2021	—	1	1,872	(33)	(6)	1,466	3,300
Net income	—	—	—	582	—	467	1,049
Unrealized gain on derivatives and changes in accumulated OCL, net of tax	—	—	—	—	11	17	28
Distributions to CEG, net of contributions, non-cash	—	—	—	—	—	(4)	(4)
Contributions from CEG, net of distributions, cash	—	—	—	—	—	16	16
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	51	51
Transfer of assets under common control	—	—	(29)	—	—	(29)	(58)
Capistrano Wind Portfolio Acquisition	—	—	—	—	4	7	11
Kawailoa Sale to Clearway Renew	—	—	—	—	—	(69)	(69)
Tax-related distributions	—	—	—	—	—	(8)	(8)
Non-cash adjustments for change in tax basis	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	1	(1)	—	—	—
Common stock dividends and distributions to CEG unit holders	—	—	(82)	(85)	—	(122)	(289)
Balances at December 31, 2022	—	1	1,761	463	9	1,792	4,026
Net income (loss)	—	—	—	79	—	(110)	(31)
Unrealized loss on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	(2)	(4)	(6)
Distributions to CEG, net of contributions, cash	—	—	—	—	—	(78)	(78)
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	1,123	1,123
Distributions to noncontrolling interests, non-cash	—	—	—	—	—	(7)	(7)
Tax-related distributions	—	—	—	—	—	(21)	(21)
Transfer of assets under common control	—	—	(62)	—	—	348	286
Buyout of noncontrolling interest	—	—	16	—	—	(26)	(10)
Buyout of redeemable noncontrolling interest	—	—	10	—	—	7	17
Non-cash adjustments for change in tax basis	—	—	4	—	—	—	4
Stock-based compensation	—	—	3	(1)	—	—	2
Common stock dividends and distributions to CEG unit holders	—	—	—	(180)	—	(131)	(311)
Balances at December 31, 2023	$—	$1	$1,732	$361	$7	$2,893	$4,994
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business
Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor with a focus on investments in clean energy and owner of modern, sustainable and long-term contracted assets across North America. The Company is sponsored by GIP and TotalEnergies through the portfolio company, Clearway Energy Group LLC, or CEG, which is equally owned by GIP and TotalEnergies. GIP is an independent infrastructure fund manager that makes equity and debt investments in infrastructure assets and businesses. TotalEnergies is a global multi-energy company. CEG is a leading developer of renewable energy infrastructure in the U.S.
The Company is one of the largest renewable energy owners in the U.S. with approximately 6,000 net MW of installed wind, solar and energy storage projects. The Company’s approximately 8,500 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets.
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
As of December 31, 2023, the Company owned 57.90% of the economic interests of Clearway Energy LLC, with CEG owning 42.10% of the economic interests of Clearway Energy LLC. For further discussion, see Note 12, Stockholders’ Equity.

The diagram below represents a summarized structure of the Company as of December 31, 2023:
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
The consolidated financial statements include the Company’s accounts and operations and those of its subsidiaries in which it has a controlling financial interest. All significant intercompany transactions and balances have been eliminated in consolidation. The usual condition for a controlling financial interest is ownership of the majority of the voting interests of an entity. However, a controlling financial interest may also exist through arrangements that do not involve controlling voting interests. As such, the Company applies the guidance of ASC 810, Consolidations, to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a variable interest entity, or VIE, should be consolidated.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at project subsidiaries was $125 million and $121 million as of December 31, 2023 and 2022, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
	2023	2022
	(In millions)
Cash and cash equivalents	$535	$657
Restricted cash	516	339
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$1,051	$996
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company’s projects that are restricted in their use. As of December 31, 2023, these restricted funds were comprised of $176 million designated to fund operating expenses, $178 million designated for current debt service payments and $85 million restricted for reserves including debt service, performance obligations and other reserves as well as capital expenditures. The remaining $77 million is held in distributions reserve accounts.
Supplemental Cash Flow Information
The following table provides a disaggregation of the amounts classified as Acquisition of Drop Down Assets, net of cash acquired, shown in the consolidated statements of cash flows:

	Year ended December 31,
	2023	2022	2021
	(In millions)
Cash paid to acquire Drop Down Assets	$(173)	$(71)	$(230)
Cash acquired from the acquisition of Drop Down Assets	128	—	1
Acquisition of Drop Down Assets, net of cash acquired	$(45)	$(71)	$(229)
Accounts Receivable — Trade and Allowance for Credit Losses
Accounts receivable — trade are reported on the consolidated balance sheet at the invoiced amount adjusted for any write-offs and the allowance for credit losses. The majority of the Company’s customers typically receive invoices monthly with payment due within 30 days. The allowance for credit losses is reviewed periodically based on amounts past due and their significance. The allowance for credit losses was immaterial as of December 31, 2023 and 2022.
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
Interest incurred on funds borrowed to finance capital projects is capitalized until the project under construction is ready for its intended use. The amount of interest capitalized for the years ended December 31, 2023, 2022 and 2021 was $36 million, $2 million and $3 million, respectively.

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
Conventional Generation Revenues
The majority of the conventional energy plants commenced merchant operations during 2023 following the expiration of the PPAs. These facilities generate revenues from selling electricity and/or RA to the California Independent System Operator and to public utility and load serving entities, as the power is delivered at the interconnection point.
Thermal Revenues
On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR. For further details of the Thermal Disposition refer to Note 3, Acquisitions and Dispositions.
Prior to the Thermal Disposition, steam and chilled water revenue was recognized as the Company transferred the product to the customer, based on customer usage as determined by meter readings taken at month-end. Some locations read customer meters throughout the month and recognized estimated revenue for the period between meter read date and month-end. For thermal contracts, the Company’s performance obligation to deliver steam and chilled water was satisfied over time and revenue was recognized based on the invoiced amount. The Thermal Business subsidiaries collected and remitted state and local taxes associated with sales to their customers, as required by governmental authorities. These taxes were presented on a net basis in the consolidated statements of income.

Power Purchase Agreements, or PPAs
The majority of the Company’s revenues are obtained through PPAs or similar contractual agreements. Energy, capacity and, where applicable, renewable attributes, from the majority of the Company’s renewable energy assets and certain conventional energy plants is sold through long-term PPAs and tolling agreements to a single counterparty, which is often a utility or commercial customer. Certain revenue agreements also provide for the sale of BESS capacity. As discussed above, the majority of the conventional energy plants commenced merchant operations during 2023 following the expiration of the PPAs. The majority of these PPAs are accounted for as operating leases as the Company retained its historical lease assessments and classification upon adoption of ASC 842, Leases. ASC 842 requires the minimum lease payments received to be amortized over the term of the lease and contingent rentals are recorded when the achievement of the contingency becomes probable. The Company’s BESS arrangements include variable payments not based on an index or rate and sales-type lease treatment would result in a loss at lease commencement. As a result, the Company accounts for these arrangements as operating leases under ASC 842. Judgment is required by management in determining the economic life of each generating facility, in evaluating whether certain lease provisions constitute minimum payments or represent contingent rent and other factors in determining whether a contract contains a lease and whether the lease is an operating lease or finance lease.
Certain of these PPAs have no minimum lease payments and all of the lease revenue under these PPAs is recorded as contingent rent on an actual basis when the electricity is delivered. The contingent lease revenue recognized in the years ended December 31, 2023, 2022 and 2021 was $780 million, $850 million and $741 million, respectively. See Note 17, Leases, for additional information related to the Company’s PPAs accounted for as leases.
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
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	Year ended December 31, 2023
(In millions)	Conventional Generation	Renewables	Total
Energy revenue (a)	$81	$942	$1,023
Capacity revenue (a)	336	23	359
Other revenue (a)	28	71	99
Contract amortization	(20)	(166)	(186)
Mark-to-market for economic hedges	(5)	24	19
Total operating revenues	420	894	1,314
Less: Contract amortization	20	166	186
Less: Mark-to-market for economic hedges	5	(24)	(19)
Less: Lease revenue	(274)	(780)	(1,054)
Total revenue from contracts with customers	$171	$256	$427

(a) See Note 17, Leases, for the amounts of energy, capacity and other revenue that relate to leases and are accounted for under ASC 842.

	Year ended December 31, 2022
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue (a)	$6	$956	$48	$1,010
Capacity revenue (a)	435	2	18	455
Other revenue	—	71	11	82
Contract amortization	(24)	(151)	—	(175)
Mark-to-market for economic hedges	—	(182)	—	(182)
Total operating revenues	417	696	77	1,190
Less: Contract amortization	24	151	—	175
Less: Mark-to-market for economic hedges	—	182	—	182
Less: Lease revenue	(441)	(809)	(1)	(1,251)
Total revenue from contracts with customers	$—	$220	$76	$296

(a) See Note 17, Leases, for the amounts of energy and capacity revenue that relate to leases and are accounted for under ASC 842.

	Year ended December 31, 2021
(In millions)	Conventional Generation	Renewables	Thermal	Total
Energy revenue (a)	$9	$784	$122	$915
Capacity revenue (a)	455	2	53	510
Other revenue	—	60	32	92
Contract amortization	(23)	(118)	(3)	(144)
Mark-to-market for economic hedges	—	(87)	—	(87)
Total operating revenues	441	641	204	1,286
Less: Contract amortization	23	118	3	144
Less: Mark-to-market for economic hedges	—	87	—	87
Less: Lease revenue	(464)	(716)	(2)	(1,182)
Total revenue from contracts with customers	$—	$130	$205	$335

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
Contract Balances
The following table reflects the contract assets and liabilities included on the Company’s consolidated balance sheets:

(In millions)	December 31, 2023	December 31, 2022
Accounts receivable, net - Contracts with customers	$66	$37
Accounts receivable, net - Leases	105	116
Total accounts receivable, net	$171	$153
Derivative Financial Instruments
The Company accounts for derivative financial instruments under ASC 815, Derivatives and Hedging, or ASC 815, which requires the Company to record all derivatives on the balance sheet at fair value unless they qualify for a NPNS exception. Changes in the fair value of non-hedge derivatives are immediately recognized in earnings. Changes in the fair value of derivatives accounted for as hedges, if elected for hedge accounting, are deferred and recorded as a component of accumulated OCI until the hedged transactions occur and are recognized in earnings.

The Company’s primary derivative financial instruments are interest rate instruments used to mitigate variability in earnings due to fluctuations in interest rates and energy-related instruments used to mitigate variability in earnings due to fluctuations in power market prices or natural gas market prices for conventional facilities. Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. On an ongoing basis, the Company qualitatively assesses the effectiveness of its derivatives that are designated as hedges for accounting purposes in order to determine that each derivative continues to be highly effective in offsetting changes in cash flows of hedged items. If necessary, the Company will perform an analysis to measure the statistical correlation between the derivative and the associated hedged item to determine the effectiveness of such a contract designated as a hedge. The Company will discontinue hedge accounting if it is determined that the hedge is no longer effective. In this case, the gain or loss previously deferred in accumulated OCI would be frozen until the underlying hedged item is delivered unless the transaction being hedged is no longer probable of occurring in which case the amount in accumulated OCI would be immediately reclassified into earnings. If the derivative financial instrument is terminated, the effective portion of this derivative deferred in accumulated OCI will be frozen until the underlying hedged item is delivered.
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
Cash flows from derivative financial instruments, including derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges, are classified as operating activities in the consolidated statements of cash flows.
Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable — trade and derivative financial instruments, which are concentrated within entities engaged in the energy and financial industries. These industry concentrations may impact the overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. In addition, many of the Company’s projects have only one customer. See Item 1A, Risk Factors, Risks Related to the Company’s Business, for a discussion on the Company’s dependence on major customers. See Note 6, Fair Value of Financial Instruments, for a further discussion of derivative concentrations and Note 13, Segment Reporting, for concentration of counterparties.
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, restricted cash, accounts receivable — trade, note receivable — affiliate, accounts payable — trade, account payable — affiliates and accrued expenses and other current liabilities approximate fair value because of the short-term maturity of these instruments. See Note 6, Fair Value of Financial Instruments, for a further discussion of fair value of financial instruments.
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

The following table represents the balance of ARO obligations, along with the related activity:

(In millions)
Balance as of December 31, 2022	$157
Revisions in estimated cash flows	3
Liabilities incurred	67
Accretion expense	12
Balance as of December 31, 2023	$239
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
The Company reports some of its revenues and expenses differently for financial statement purposes than for income tax return purposes, resulting in temporary and permanent differences between the Company’s financial statements and income tax returns. The tax effects of such temporary differences are recorded as either deferred income tax assets or deferred income tax liabilities in the Company’s consolidated balance sheets. The Company measures its deferred income tax assets and deferred income tax liabilities using income tax rates that are currently in effect. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income which includes the future reversal of existing taxable temporary differences to realize deferred tax assets, net of valuation allowances. In arriving at this conclusion to utilize projections of future profit before tax in its estimate of future taxable income, the Company considered the profit before tax generated in recent years. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that is more-likely-than-not to be realized.
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
Asset Acquisitions
The Company accounts for its acquisitions in accordance with ASC 805, Business Combinations, or ASC 805. For third-party acquisitions, ASC 805 requires an acquirer to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at fair value at the acquisition date. No goodwill is recognized, and excess purchase price or negative goodwill are allocated to the acquired assets on a relative fair value basis. For acquisitions that relate to entities under common control, the difference between the cash paid and historical value of the entities’ equity is recorded as a distribution/contribution from/to CEG with the offset to noncontrolling interest.
Tax Equity Arrangements
Certain portions of the Company’s redeemable noncontrolling interest in subsidiaries and noncontrolling interest represent third-party interests in the net assets under certain tax equity arrangements, which are consolidated by the Company, that have been entered into to finance the cost of solar and wind facilities eligible for certain tax credits. The Company has determined that the provisions in the contractual agreements of these structures represent substantive profit sharing arrangements. Further, the Company has determined that the appropriate methodology for calculating the redeemable noncontrolling interest and noncontrolling interest that reflects the substantive profit sharing arrangements is a balance sheet approach utilizing the hypothetical liquidation at book value, or HLBV, method. Under the HLBV method, the amounts reported as redeemable noncontrolling interest and noncontrolling interest represent the amounts the investors to the tax equity arrangements would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements, assuming the net assets of the funding structures were liquidated at their recorded amounts determined in accordance with GAAP. The investors’ interests in the results of operations of the funding structures are determined as the difference in redeemable noncontrolling interest and noncontrolling interest at the start and end of each reporting period, after taking into account any capital transactions between the structures and the funds’ investors. The calculations utilized to apply the HLBV method include estimated calculations of taxable income or losses for each reporting period. In addition, in certain circumstances, the Company and its partners in the tax equity arrangements agree that certain tax benefits are to be utilized outside of the tax equity arrangements, which may result in differences in the amount an investor would hypothetically receive at the initial balance sheet date calculated strictly in accordance with related contractual agreements. These differences are recognized in the consolidated statements of income using a systematic and rational method over the period during which the investor is expected to achieve its target return.

Redeemable Noncontrolling Interest
To the extent that a third party has the right to redeem their interests for cash or other assets, the Company has included the noncontrolling interest attributable to the third party as a component of temporary equity in the mezzanine section of the consolidated balance sheet. During the fourth quarter of 2023, the Company repurchased a partner’s equity interest, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. The following table reflects the changes in the Company’s redeemable noncontrolling interest balance:

(In millions)
Balance at December 31, 2021	$—
Cash distributions to redeemable noncontrolling interests	(4)
Comprehensive income attributable to redeemable noncontrolling interests	11
Balance at December 31, 2022	7
Cash distributions to redeemable noncontrolling interests	(3)
Comprehensive income attributable to redeemable noncontrolling interests	17
Repurchase of redeemable noncontrolling interest	(20)
Balance at December 31, 2023	$1
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
Recently Adopted Accounting Standards
In March 2020, the FASB issued ASU No. 2020-4, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide for optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. These amendments apply only to contracts that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, which affects certain of the Company’s debt and interest rate swap agreements. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-6, Deferral of the Sunset Date of Reference Rate Reform, to extend the end of the transition period to December 31, 2024. As of December 31, 2023, all of the applicable contracts that previously used LIBOR as a reference rate were amended and the Company elected to apply the practical expedient to certain modified cash flow interest rate swap and debt agreements. The adoption did not have a material impact on the Company’s financial statements.
Recent Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-7, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories and details regarding information utilized to assess segment performance. Additionally, the amendment increases the frequency of disclosures by requiring Topic 280 to be applied to interim financial statements. This guidance will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. As of December 31, 2023, the Company has not elected to early adopt the standard and is evaluating the effect of the new guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-9, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendment improves income tax disclosure requirements requiring public entities, on an annual basis, to provide disclosure of defined categories in the income tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. This guidance will be applied prospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2024. As of December 31, 2023, the Company has not elected to early adopt the standard and is evaluating the effect of the new guidance on its consolidated financial statements.
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
Texas Solar Nova 1 Drop Down — On December 28, 2023, the Company, through its indirect subsidiary, Lighthouse Renewable Holdco 2 LLC, acquired TSN1 BL Borrower Holdco LLC, the indirect owner of Texas Solar Nova 1, a 252 MW solar project that is located in Kent County, Texas, from Clearway Renew for cash consideration of $23 million. Lighthouse Renewable Holdco 2 LLC is a partnership between the Company and a cash equity investor. The cash equity investor also contributed cash consideration of $109 million to acquire their portion of the acquired entity. TSN1 BL Borrower Holdco LLC consolidates as primary beneficiary, TSN1 TE Holdco LLC, a tax equity fund that owns the Texas Solar Nova 1 solar project, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. Texas Solar Nova 1 has an 18-year PPA with an investment-grade counterparty that commenced in January 2024. The Texas Solar Nova 1 operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Texas Solar Nova 1 on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the cash paid of $23 million and the historical cost of the Company’s net liabilities assumed of $6 million was recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected the entire $23 million of the Company’s purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item distributions to CEG, net of contributions in the consolidated statements of stockholders’ equity.
The following is a summary of assets and liabilities transferred in connection with the acquisition as of December 28, 2023:

(In millions)	Texas Solar Nova 1
Cash	$3
Property, plant and equipment	362
Right-of-use assets, net	21
Derivative assets	4
Other non-current assets	6
Total assets acquired	396

Long-term debt (a)	349
Long-term lease liabilities	19
Other current and non-current liabilities	34
Total liabilities assumed	402
Net liabilities assumed	$(6)

(a) Includes a $90 million construction loan, $109 million sponsor equity bridge loan and $151 million tax equity bridge loan, offset by $1 million in unamortized debt issuance costs. See Note 10, Long-term Debt, for further discussion of the long-term debt assumed in the acquisition.

Rosamond Central BESS Drop Down — On December 1, 2023, the Rosamond Central solar project acquired a 147 MW BESS project that is co-located at the Rosamond Central solar facility from Clearway Renew for initial cash consideration of $70 million, $16 million of which was funded by the Company with the remaining $54 million funded through contributions from the cash equity investor in Rosie TargetCo LLC and the tax equity investor in Rosie TE HoldCo LLC. At substantial completion, which is expected to occur in the first half of 2024, the Company estimates it will pay an additional $279 million to Clearway Renew, $61 million of which will be funded by the Company with the remaining $218 million to be funded through contributions from the cash equity and tax equity investors. In order to facilitate and fund the construction of the BESS project, Rosie Class B LLC, the indirect owner of the Rosamond Central solar project, utilizing the proceeds from borrowings received under the refinanced debt facility, issued a loan to Clearway Renew that is included in note receivable — affiliate on the Company’s consolidated balance sheet, as further discussed in Note 10, Long-term Debt, and also made equity contributions to Rosie BESS Devco LLC, or Rosie Central BESS, which is an investment accounted for under the equity method of accounting, as further discussed in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. The BESS project has a PPA for capacity with an investment-grade utility that has a 15-year contract duration that commences when the project reaches commercial operations, which is expected to occur in the first half of 2024. The Rosamond Central BESS operations are reflected in the Company’s Renewables segment and the Company’s portion of the initial consideration was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates the Rosamond Central BESS project net assets on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the historical cost of the Company’s net assets acquired of $266 million and the cash paid of $70 million was recorded as an adjustment to CEG’s noncontrolling interest balance.
The following is a summary of assets and liabilities transferred in connection with the acquisition as of December 1, 2023:

(In millions)	Rosamond Central BESS
Property, plant and equipment (a)	$275
Total assets acquired	275

Other current and non-current liabilities	9
Total liabilities assumed	9
Net assets acquired	$266

(a) Includes Construction in progress of $272 million.

Victory Pass and Arica Drop Down — On October 31, 2023, the Company, through its indirect subsidiary, VP-Arica Parent Holdco LLC, acquired the Class A membership interests in VP-Arica TargetCo LLC, a partnership and the indirect owner of Victory Pass, a 200 MW solar project that is paired with 50 MW of energy storage, and Arica, a 263 MW solar project that is paired with 136 MW of energy storage, which are both currently under construction in Riverside, California, from Clearway Renew for initial cash consideration of $46 million. Simultaneously, a cash equity investor acquired the Class B membership interests in VP-Arica TargetCo LLC from Clearway Renew for initial cash consideration of $87 million. At substantial completion, which is expected to occur in the first half of 2024, the Company estimates it will pay an additional $182 million to Clearway Renew and the cash equity investor will contribute an additional $347 million. VP-Arica TargetCo LLC consolidates as primary beneficiary, VP-Arica TE Holdco LLC, a tax equity fund that owns the Victory Pass and Arica solar projects, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. Victory Pass and Arica each have PPAs with investment-grade counterparties that have a 15-year and 14-year weighted average contract duration, respectively, that commence when the underlying operating assets reach commercial operations, which is expected to occur in the first half of 2024. The Victory Pass and Arica operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Victory Pass and Arica on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the cash paid of $46 million and the historical cost of the Company’s net liabilities assumed of $1 million was recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected the entire $46 million of the Company’s purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item distributions to CEG, net of contributions in the consolidated statements of stockholders’ equity.

The following is a summary of assets and liabilities transferred in connection with the acquisition as of October 31, 2023:

(In millions)	Victory Pass and Arica
Cash	$1
Property, plant and equipment (a)	937
Right-of-use assets, net	4
Derivative assets	1
Other non-current assets	6
Total assets acquired	949

Long-term debt (b)	864
Long-term lease liabilities	4
Other current and non-current liabilities	82
Total liabilities assumed	950
Net liabilities assumed	$(1)

(a) Includes Construction in progress of $893 million.
(b) Includes a $483 million sponsor equity bridge loan and $385 million tax equity bridge loan, offset by $4 million in unamortized debt issuance costs. See Note 10, Long-term Debt, for further discussion of the long-term debt assumed in the acquisition.
Daggett 2 Drop Down — On August 30, 2023, the Company, through its indirect subsidiary, Daggett Solar Investment LLC, acquired the Class A membership interests in Daggett 2 TargetCo LLC, a partnership and the indirect owner of Daggett 2, a 182 MW solar project that is paired with 131 MW of energy storage and is located in San Bernardino, California, from CEG for cash consideration of $13 million. Daggett 2 TargetCo LLC consolidates as primary beneficiary, Daggett 2 TE Holdco LLC, a tax equity fund that owns the Daggett 2 solar project, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. Daggett 2 has PPAs with investment-grade counterparties that have a 15-year weighted average contract duration that commenced in December 2023. The Daggett 2 operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Daggett 2 on a prospective basis in its financial statements. The assets, liabilities and noncontrolling interests transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the historical cost of the Company’s acquired interests of $29 million and the cash paid of $13 million was recorded as an adjustment to CEG’s noncontrolling interest balance.

The following is a summary of assets and liabilities transferred in connection with the acquisition as of August 30, 2023:

(In millions)	Daggett 2
Cash	$1
Restricted cash (a)	119
Property, plant and equipment	379
Right-of-use assets, net	22
Derivative assets	22
Total assets acquired	543

Long-term debt (b)	308
Long-term lease liabilities	23
Other current and non-current liabilities	28
Total liabilities assumed	359
Noncontrolling interests	213
Net assets acquired less noncontrolling interests	$(29)

(a) Includes funds that were contributed by the cash equity investor and tax equity investor, which were primarily used to pay off the tax equity bridge loan when the project reached substantial completion on December 22, 2023, as further discussed in Note 10, Long-term Debt.
(b) Includes a $107 million construction loan and $204 million tax equity bridge loan, offset by $3 million in unamortized debt issuance costs. See Note 10, Long-term Debt, for further discussion of the long-term debt assumed in the acquisition.
Daggett 3 Drop Down — On February 17, 2023, the Company, through its indirect subsidiary, Daggett Solar Investment LLC, acquired the Class A membership interests in Daggett TargetCo LLC, the indirect owner of Daggett 3, a 300 MW solar project that is paired with 149 MW of energy storage and located in San Bernardino, California, from Clearway Renew for cash consideration of $21 million. Simultaneously, a cash equity investor acquired the Class B membership interests in Daggett TargetCo LLC from Clearway Renew for cash consideration of $129 million. The Company and the cash equity investor then contributed their Class A and B membership interests, respectively, into Daggett Renewable Holdco LLC, a partnership that consolidates Daggett TargetCo LLC. Daggett TargetCo LLC consolidates as primary beneficiary, Daggett TE Holdco LLC, a tax equity fund that owns the Daggett 3 solar project, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. Daggett 3 has PPAs with investment-grade counterparties that have a 15-year weighted average contract duration that commenced between July 2023 and November 2023. The Daggett 3 operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Daggett 3 on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid of $21 million and the historical cost of the Company’s net assets acquired of $15 million was recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected the entire $21 million of the Company’s purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item distributions to CEG, net of contributions in the consolidated statements of stockholders’ equity.

The following is a summary of assets and liabilities transferred in connection with the acquisition as of February 17, 2023:

(In millions)	Daggett 3
Restricted cash	$4
Property, plant and equipment	534
Right-of-use assets, net	31
Derivative assets	27
Total assets acquired	596

Long-term debt (a)	480
Long-term lease liabilities	33
Other current and non-current liabilities (b)	68
Total liabilities assumed	581
Net assets acquired	$15

(a) Includes a $181 million construction loan, $75 million sponsor equity bridge loan and $229 million tax equity bridge loan, offset by $5 million in unamortized debt issuance costs. See Note 10, Long-term Debt, for further discussion of the long-term debt assumed in the acquisition.
(b) Includes $32 million of project costs that were subsequently funded by CEG. Subsequent to the acquisition date, CEG funded an additional $22 million in project costs. The combined $54 million funded by CEG was repaid to CEG in October 2023.
Waiawa Drop Down — On October 3, 2022, the Company, through its indirect subsidiary, Lighthouse Renewable Holdco LLC, acquired Waiawa BL Borrower Holdco LLC, the indirect owner of the Waiawa solar project, a 36 MW solar project that is paired with 36 MW of energy storage and located in Honolulu, Hawaii, from Clearway Renew for cash consideration of $20 million. Lighthouse Renewable Holdco LLC is a partnership between the Company and a cash equity investor. The cash equity investor also contributed cash consideration of $12 million, which was utilized to acquire their portion of the acquired entity. At the time of the acquisition, Waiawa BL Borrower Holdco LLC consolidated as primary beneficiary, Waiawa TE Holdco LLC, a tax equity fund that held the Waiawa solar project. Waiawa has a 20-year PPA with an investment-grade utility that commenced in January 2023. The Waiawa solar project is reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Waiawa on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the cash paid of $20 million and the historical cost of the Company’s net liabilities assumed of $1 million was recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected $16 million of the Company’s purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item distributions to CEG, net of contributions, in the consolidated statement of stockholders’ equity.
The following is a summary of assets and liabilities transferred in connection with the acquisition as of October 3, 2022:

(In millions)	Waiawa
Other current and non-current assets	$7
Property, plant and equipment	118
Total assets acquired	125

Long-term debt (a)	102
Other current and non-current liabilities	24
Total liabilities assumed	126
Net liabilities assumed	$(1)

(a) Includes a $22 million construction loan, $26 million sponsor equity bridge loan and $55 million tax equity bridge loan, offset by $1 million in unamortized debt issuance costs. See Note 10, Long-term Debt, for further discussion of the long-term debt assumed in the acquisition.

Capistrano Wind Portfolio Acquisition — On August 22, 2022, the Company, through its wholly-owned indirect subsidiary, Capistrano Portfolio Holdco LLC, acquired the Capistrano Wind Portfolio from Capistrano Wind Partners LLC, an indirect subsidiary of CEG, for a base purchase price of approximately $255 million, less working capital adjustments in the net amount of approximately $16 million, representing total net consideration of approximately $239 million. Concurrent with the acquisition, the Company also entered into a development agreement with Clearway Renew, whereby Clearway Renew paid $10 million to the Company at acquisition date for an exclusive right to develop, construct and repower the projects in the Capistrano Wind Portfolio, which was utilized to partially fund the acquisition of the Capistrano Wind Portfolio. The Capistrano Wind Portfolio consists of five wind projects located in Texas, Nebraska and Wyoming with a combined capacity of 413 MW that reached commercial operations between 2008 and 2012. The assets within the portfolio sell power under PPAs with investment-grade counterparties that have a weighted average remaining contract duration of approximately 8 years. The Capistrano Wind Portfolio operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates the Capistrano Wind Portfolio on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were transferred at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues, which reflects GIP’s basis. The difference between the historical cost of the Company’s net assets acquired of $250 million, less the sum of the cash paid of $239 million and the $4 million in accumulated other comprehensive income transferred to the Company, was recorded as an adjustment to CEG’s noncontrolling interest balance.
The following is a summary of assets and liabilities transferred in connection with the acquisition as of August 22, 2022:

(In millions)	Capistrano Wind Portfolio
Other current and non-current assets (a)	$39
Property, plant and equipment, net	147
Intangible assets for power purchase agreements	237
Right-of-use assets, net	27
Total assets acquired	450

Long-term debt	162
Long-term lease liabilities	28
Other current and non-current liabilities	10
Total liabilities assumed	200
Net assets acquired	$250

(a) Includes cash of $12 million and restricted cash of $4 million.
Mililani I Drop Down — On March 25, 2022, the Company, through its indirect subsidiary, Lighthouse Renewable Holdco LLC, acquired Mililani BL Borrower Holdco LLC, the indirect owner of the Mililani I solar project, a 39 MW solar project that is paired with 39 MW of energy storage and located in Honolulu, Hawaii, from Clearway Renew for cash consideration of $22 million. The cash equity investor in Lighthouse Renewable Holdco LLC also contributed cash consideration of $14 million utilized to acquire their portion of the acquired entity. Mililani BL Borrower Holdco LLC consolidates as primary beneficiary, Mililani TE Holdco LLC, a tax equity fund that owns the Mililani I solar project. Mililani I has a 20-year PPA with an investment-grade utility that commenced in July 2022. The Mililani I operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Mililani I on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the cash paid of $22 million and the historical cost of the Company’s net liabilities assumed of $8 million was recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected $15 million of the Company’s purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item distributions to CEG, net of contributions, in the consolidated statement of stockholders’ equity.

The following is a summary of assets and liabilities transferred in connection with the acquisition as of March 25, 2022:

(In millions)	Mililani I
Other current and non-current assets	$2
Property, plant and equipment	118
Right-of-use assets	19
Total assets acquired	139

Long-term debt (a)	100
Long-term lease liabilities	20
Other current and non-current liabilities	27
Total liabilities assumed	147
Net liabilities assumed	$(8)

(a) Includes a $16 million construction loan, $27 million sponsor equity bridge loan and $60 million tax equity bridge loan, offset by $3 million in unamortized debt issuance costs. See Note 10, Long-term Debt, for further discussion of the long-term debt assumed in the acquisition.
Dispositions
Kawailoa Sale — On August 1, 2022, the Company sold 100% of its Class A membership interests in the Kawailoa Partnership to Clearway Renew for cash proceeds of $9 million, which equals the Company’s initial investment. The Kawailoa Partnership is a partnership that consolidates, through its 51% controlling majority interest, a lower-level partnership that is 49% owned by a cash equity investor, and which consolidates the Kawailoa solar project through its ownership of a controlling interest in the tax equity fund that holds the project. The assets and liabilities transferred to Clearway Renew relate to interests under common control and were transferred at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. This resulted in the Company removing $69 million from noncontrolling interest related to the Kawailoa Partnership at the time of sale. Noncontrolling interests prior to the sale include the interests of the cash equity investor, tax equity investor and Clearway Renew.
Thermal Disposition — On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR for net proceeds of approximately $1.46 billion, inclusive of working capital adjustments, which excludes approximately $18 million in transaction expenses that were incurred in connection with the disposition. The Thermal Disposition resulted in a gain on sale of business of approximately $1.29 billion, which is net of the $18 million in transaction expenses referenced above. The proceeds from the sale were utilized to repay certain borrowings outstanding as further described in Note 10, Long-term Debt, with the remaining proceeds invested in short-term investments classified as cash and cash equivalents on the Company’s consolidated balance sheet. The Company’s Thermal segment was comprised solely of the Thermal Business’s results of operations.
Note 4 — Property, Plant and Equipment
The Company’s major classes of property, plant, and equipment were as follows:

	December 31, 2023	December 31, 2022	Depreciable Lives
	(In millions)
Facilities and equipment	$11,426	$9,992	3 - 41 Years
Land and improvements	365	293
Construction in progress (a) (b)	1,220	160
Total property, plant and equipment	13,011	10,445
Accumulated depreciation	(3,485)	(3,024)
Net property, plant and equipment	$9,526	$7,421

(a) As of December 31, 2023 and 2022, construction in progress includes $21 million and $17 million, respectively, of capital expenditures that relate to prepaid long-term service agreements in the Conventional segment.
(b) As of December 31, 2023 and 2022, construction in progress includes $72 million and $9 million, respectively, of accrued capital expenditures.

Depreciation expense related to property, plant and equipment during the years ended December 31, 2023, 2022 and 2021 was $514 million, $502 million and $499 million, respectively.
The Company recorded long-lived asset impairments during each of the years ended December 31, 2023, 2022 and 2021, as further described in Note 9, Asset Impairments.
Note 5 — Investments Accounted for by the Equity Method and Variable Interest Entities
Equity Method Investments
The Company’s maximum exposure to loss as of December 31, 2023 is limited to its equity investment in the unconsolidated entities, as further summarized in the table below:

Name	Economic Interest	Investment Balance
		(In millions)
Avenal	50%	$7
Desert Sunlight	25%	224
Elkhorn Ridge	66.7%	15
GenConn (a)	50%	79
Rosie Central BESS (a)	50%	28
San Juan Mesa	75%	7
		$360

(a) GenConn and Rosie Central BESS are variable interest entities.
As of December 31, 2023 and 2022, the Company had $17 million and $19 million, respectively, of undistributed earnings from its equity method investments.
The Company acquired its interest in Desert Sunlight on June 30, 2015, for $285 million, which resulted in a difference between the purchase price and the basis of the acquired assets and liabilities of $181 million. The difference is attributable to the fair value of the property, plant and equipment and power purchase agreements. The Company is amortizing the related basis differences to equity in earnings of unconsolidated subsidiaries over the related useful life of the underlying assets acquired. As of December 31, 2023, the carrying value of the basis difference is $122 million.
The Company’s pro-rata share of non-recourse debt held by unconsolidated affiliates was $303 million as of December 31, 2023.
Rosie Central BESS — On June 30, 2023, the Company, through its indirect subsidiary, Rosie Class B LLC, the indirect owner of the Rosamond Central solar project, became the owner of the Class B membership interests of Rosie Central BESS in order to facilitate and fund the construction of a BESS project that is co-located at the Rosamond Central solar facility. Clearway Renew indirectly owns the Class A membership interests and controls Rosie Central BESS. The Company accounts for its investment in Rosie Central BESS as an equity method investment. As of December 31, 2023, the Company’s investment consisted of $28 million contributed into Rosie Central BESS, funded through contributions from the Company and its cash equity investor in Rosie TargetCo LLC, which consolidates Rosie Class B LLC. On December 1, 2023, the Rosamond Central solar project acquired the BESS project from Clearway Renew, as further discussed in Note 3, Acquisitions and Dispositions. When the BESS project reaches substantial completion, which is expected to occur in the first half of 2024, Clearway Renew will return Rosie Class B LLC’s equity investment.

The following tables present summarized financial information for the Company’s equity method investments:

	Year Ended December 31,
	2023	2022	2021
Income Statement Data:	(In millions)
GenConn
Operating revenues	$51	$50	$55
Operating income	14	16	22
Net income	6	7	13
Desert Sunlight
Operating revenues	202	203	205
Operating income	144	137	146
Net income	108	114	112
Other (a)
Operating revenues	43	52	49
Operating income	9	18	16
Net income	7	15	13
		As of December 31,
		2023	2022
Balance Sheet Data:		(In millions)
GenConn
Current assets		$39	$39
Non-current assets		294	312
Current liabilities		15	16
Non-current liabilities		162	170
Desert Sunlight
Current assets		80	79
Non-current assets		1,131	1,175
Current liabilities		61	61
Non-current liabilities		776	824
Other (a)
Current assets		19	22
Non-current assets		135	157
Current liabilities		13	12
Non-current liabilities		81	91

(a) Includes Avenal, Elkhorn Ridge, San Juan Mesa and Rosie Central BESS.
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

The following is a summary of significant activity during 2023 related to the Company’s consolidated VIEs:
DGPV Funds — On December 29, 2023, the Company, through its indirect subsidiary, DGPV 4 LLC, acquired 100% of the Class A membership interests in DGPV Fund 4 LLC, a tax equity fund that owns several distributed solar projects, from the tax equity investor in DGPV Fund 4 LLC for $3 million. Prior to the acquisition, the Company consolidated DGPV Fund 4 LLC through its ownership of the Class B membership interests and role as managing member and the Class A membership interests were reflected as redeemable noncontrolling interest on the Company’s consolidated balance sheet. The difference between the historical cost of the Company’s redeemable noncontrolling interest of $20 million and the cash paid of $3 million was recorded as an adjustment between additional paid-in capital and CEG’s noncontrolling interest balance.
Alta TE Holdco — On December 6, 2023, the Company, through its indirect subsidiary, Clearway Energy Operating LLC, acquired 100% of the Class A membership interests in Alta X-XI TE Holdco, LLC, or Alta TE Holdco, a tax equity fund that owns the Alta X and XI wind projects, from the tax equity investor in Alta TE Holdco for $10 million. Prior to the acquisition, the Company consolidated Alta TE Holdco through its ownership of the Class B membership interests and role as managing member, and the Class A membership interests were reflected as noncontrolling interest on the Company’s consolidated balance sheet. The difference between the historical cost of the Company’s noncontrolling interest of $37 million and the cash paid of $10 million was recorded as an adjustment between additional paid-in capital and CEG’s noncontrolling interest balance.
Lighthouse Partnerships
As described in Note 3, Acquisitions and Dispositions, on December 28, 2023, Lighthouse Renewable Holdco 2 LLC, an indirect subsidiary of the Company, acquired TSN1 BL Borrower Holdco LLC. The Company consolidates Lighthouse Renewable Holdco 2 LLC, a partnership between the Company and a cash equity investor, as a VIE as the Company is the primary beneficiary, through its role as managing member. The Company recorded the noncontrolling interest of the cash equity investor in TSN1 BL Borrower Holdco LLC at historical carrying amount, with the offset to additional paid-in capital. TSN1 BL Borrower Holdco LLC consolidates as primary beneficiary, TSN1 TE Holdco LLC, a tax equity fund that owns the Texas Solar Nova 1 solar project. The Class A membership interests in TSN1 TE Holdco LLC are held by a tax equity investor and are reflected as noncontrolling interest on the Company’s consolidated balance sheet.
On August 30, 2023, the Company and the cash equity investor in Lighthouse Renewable Holdco LLC and Lighthouse Renewable Holdco 2 LLC agreed to transfer Mesquite Star Class B Holdco LLC, the indirect owner of the Mesquite Star wind project, from Lighthouse Renewable Holdco LLC to Lighthouse Renewable Holdco 2 LLC. As the transfer was among entities under common control, the transaction was recognized at historical cost and no gain or loss was recognized.
VP-Arica TargetCo LLC — As described in Note 3, Acquisitions and Dispositions, on October 31, 2023, VP-Arica Parent Holdco LLC, an indirect subsidiary of the Company, acquired the Class A membership interests in VP-Arica TargetCo LLC, which is a partnership. The Company consolidates VP-Arica TargetCo LLC as a VIE as the Company is the primary beneficiary. Through its membership interests in VP-Arica TargetCo LLC, the Company receives 40% of distributable cash. The Company recorded the noncontrolling interest of the cash equity investor in VP-Arica TargetCo LLC at historical carrying amount, with the offset to additional paid-in capital. VP-Arica TargetCo LLC consolidates as primary beneficiary and through its ownership of the Class B membership interests, VP-Arica TE Holdco LLC, a tax equity fund that owns the Victory Pass and Arica solar projects. The Class A membership interests in VP-Arica TE Holdco LLC are held by a tax equity investor and are reflected as noncontrolling interest on the Company’s consolidated balance sheet.
Daggett Partnerships
As described in Note 3, Acquisitions and Dispositions, on August 30, 2023, Daggett Solar Investment LLC, an indirect subsidiary of the Company, acquired the Class A membership interests in Daggett 2 TargetCo LLC, which is a partnership. The Company consolidates Daggett 2 TargetCo LLC as a VIE as the Company is the primary beneficiary, through its role as managing member. Through its membership interests in Daggett 2 TargetCo LLC, the Company receives 25% of distributable cash. The Company recorded the acquired noncontrolling interest of the cash equity investor in Daggett 2 TargetCo LLC at historical carrying amount. Daggett 2 TargetCo LLC consolidates as primary beneficiary and through its ownership of the Class B membership interests, Daggett 2 TE Holdco LLC, a tax equity fund that owns the Daggett 2 solar project. The Class A membership interests in Daggett 2 TE Holdco LLC are held by a tax equity investor and are reflected as noncontrolling interest on the Company’s consolidated balance sheet.

As described in Note 3, Acquisitions and Dispositions, on February 17, 2023, Daggett Solar Investment LLC acquired the Class A membership interests in Daggett TargetCo LLC while a cash equity investor acquired the Class B membership interests. The Company and the cash equity investor then contributed their Class A and B membership interests, respectively, into Daggett Renewable Holdco LLC, which is a partnership, and concurrently, Daggett TargetCo LLC became a wholly-owned subsidiary of Daggett Renewable Holdco LLC. Through its membership interests in Daggett Renewable Holdco LLC, the Company receives 25% of distributable cash. The Company consolidates Daggett Renewable Holdco LLC as a VIE as the Company is the primary beneficiary, through its role as managing member. The Company recorded the noncontrolling interest of the cash equity investor in Daggett Renewable Holdco LLC at historical carrying amount, with the offset to additional paid-in capital. Daggett TargetCo LLC consolidates as primary beneficiary and through its ownership of the Class B membership interests, Daggett TE Holdco LLC, a tax equity fund that owns the Daggett 3 solar project. The Class A membership interests in Daggett TE Holdco LLC are held by a tax equity investor and are reflected as noncontrolling interest on the Company’s consolidated balance sheet.
Summarized financial information for the Company’s consolidated VIEs consisted of the following as of December 31, 2023:

(In millions)	Buckthorn Holdings, LLC	DGPV Funds (a)	Langford TE Partnership LLC	Daggett Partnerships (b)	Lighthouse Renewable Holdco LLC (c)	Lighthouse Renewable Holdco 2 LLC (d)
Other current and non-current assets	$4	$58	$23	$167	$68	$135
Property, plant and equipment	185	381	115	988	415	1,086
Intangible assets	—	1	—	—	—	2
Total assets	189	440	138	1,155	483	1,223
Current and non-current liabilities	12	50	63	464	139	447
Total liabilities	12	50	63	464	139	447
Noncontrolling interest	15	3	66	827	254	590
Net assets less noncontrolling interest	$162	$387	$9	$(136)	$90	$186

(a) DGPV Funds is comprised of Clearway & EFS Distributed Solar LLC, Golden Puma Fund LLC, Renew Solar CS4 Fund LLC and Chestnut Fund LLC, which are all tax equity funds.
(b) Daggett Partnerships includes Daggett 2 TargetCo LLC, which consolidates Daggett 2 TE Holdco LLC, a consolidated VIE, and Daggett Renewable Holdco LLC, which consolidates Daggett TE Holdco LLC, a consolidated VIE.
(c) Lighthouse Renewable Holdco LLC consolidates Black Rock TE Holdco LLC and Mililani TE Holdco LLC, which are consolidated VIEs.
(d) Lighthouse Renewable Holdco 2 LLC consolidates Mesquite Sky TE Holdco LLC, Mesquite Star Tax Equity Holdco LLC and TSN1 TE Holdco LLC, which are consolidated VIEs.

(In millions)	Oahu Solar LLC	Rattlesnake TE Holdco LLC	Rosie TargetCo LLC	VP-Arica TargetCo LLC (a)	Wildorado TE Holdco LLC	Other (b)
Other current and non-current assets	$38	$13	$298	$101	$20	$24
Property, plant and equipment	157	176	507	960	194	238
Intangible assets	—	—	—	—	—	16
Total assets	195	189	805	1,061	214	278
Current and non-current liabilities	22	17	376	834	18	85
Total liabilities	22	17	376	834	18	85
Noncontrolling interest	23	77	181	67	99	95
Net assets less noncontrolling interest	$150	$95	$248	$160	$97	$98

(a) VP-Arica TargetCo LLC consolidates VP-Arica TE Holdco LLC, a consolidated VIE that owns the Victory Pass and Arica solar projects.
(b) Other is comprised of Elbow Creek TE Holdco LLC, Pinnacle Repowering TE Holdco LLC and the Spring Canyon projects.

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
The carrying amounts and estimated fair values of the Company’s recorded financial instruments not carried at fair market value or that do not approximate fair value are as follows:

	As of December 31, 2023		As of December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Liabilities:
Long-term debt, including current portion (a)	$8,102	$7,611	$6,874	$6,288

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

	As of December 31, 2023		As of December 31, 2022
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$1,939	$5,672	$1,834	$4,454

Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheets. The following table presents assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2023		As of December 31, 2022
	Fair Value	Fair Value (a)	Fair Value	Fair Value (a)
(In millions)	Level 2 (b)	Level 3	Level 2	Level 3
Derivative assets
Energy-related commodity contracts (c)	$2	$—	$—	$—
Interest rate contracts	121	—	89	—
Other financial instruments (d)	—	13	—	17
Total assets	$123	$13	$89	$17
Derivative liabilities
Energy-related commodity contracts (e)	$—	$330	$—	$353
Interest rate contracts	2	—	—	—
Total liabilities	$2	$330	$—	$353

(a) There were no derivative assets or liabilities classified as Level 1 as of December 31, 2023 and 2022.
(b) The Company’s interest rate swaps are measured at fair value using an income approach, which use readily observable inputs, such as forward interest rates (e.g., SOFR) and contractual terms to estimate fair value.
(c) Includes long-term backbone transportation service contracts entered into by El Segundo and Walnut Creek during 2023.
(d) Includes SREC contract.
(e) Includes $325 million related to long-term power commodity contracts and $5 million related to short-term heat rate call option contracts entered into by El Segundo, Marsh Landing and Walnut Creek during 2023.
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs:

	Year ended December 31,
	2023	2022
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(336)	$(154)
Settlements	28	61
Additions due to loss of NPNS exception	—	(22)
Total losses for the period included in earnings	(9)	(221)
Ending balance	$(317)	$(336)
Change in unrealized losses included in earnings for derivatives and other financial instruments held as of December 31,	$(9)	$(221)
Derivative and Financial Instruments Fair Value Measurements
The Company’s contracts are non-exchange-traded and valued using prices provided by external sources. The Company uses quoted observable forward prices to value its energy-related commodity contracts, which includes long-term power commodity contracts and heat rate call option contracts. To the extent that observable forward prices are not available, the quoted prices reflect the average of the forward prices from the prior year, adjusted for inflation. As of December 31, 2023, contracts valued with prices provided by models and other valuation techniques make up 99% of derivative liabilities and 100% of other financial instruments.
The Company’s significant positions classified as Level 3 include physical and financial energy-related commodity contracts executed in illiquid markets. The significant unobservable inputs used in developing fair value include illiquid power tenors and location pricing, which is derived by extrapolating pricing as a basis to liquid locations. The tenor pricing and basis spread are based on observable market data when available or derived from historic prices and forward market prices from similar observable markets when not available.

The following table quantifies the significant unobservable inputs used in developing the fair value of the Company’s Level 3 positions as of December 31, 2023:

	December 31, 2023
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Long-term Power Commodity Contracts	$—	$325	Discounted Cash Flow	Forward Market Price (per MWh)	$18.18	$81.62	$39.91
Heat Rate Call Option Commodity Contracts	—	5	Option Model	Forward Market Price (per MWh)	$(43.96)	$343.61	$64.34
			Option Model	Forward Market Price (per MMBtu)	$1.25	$13.69	$4.93
Other Financial Instruments	13	—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	60,801 MWh	121,602 MWh	115,622 MWh
The following table provides the impact on the fair value measurements to increases/(decreases) in significant unobservable inputs as of December 31, 2023:

Type	Significant Observable Input	Position	Change In Input	Impact on Fair Value Measurement
Energy-Related Commodity Contracts	Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
Energy-Related Commodity Contracts	Forward Market Price Gas	Sell	Increase/(Decrease)	Higher/(Lower)
Other Financial Instruments	Forecast Generation Levels	Sell	Increase/(Decrease)	Higher/(Lower)
The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the Net Exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the Net Exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of December 31, 2023, the non-performance reserve was a $15 million gain recorded primarily to total operating revenues in the consolidated statements of income. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
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

Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including solar and other PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. A significant portion of these energy-related commodity contracts are with utilities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations or adverse financial conditions, which the Company is unable to predict. Certain subsidiaries of the Company sell the output of their facilities to PG&E, a significant counterparty of the Company, under long-term PPAs, and PG&E’s credit rating is below investment-grade.
Note 7 — Accounting for Derivative Instruments and Hedging Activities
ASC 815 requires the Company to recognize all derivative instruments on the balance sheet as either assets or liabilities and to measure them at fair value each reporting period unless they qualify for a NPNS exception. The Company may elect to designate certain derivatives as cash flow hedges, if certain conditions are met, and defer the change in fair value of the derivatives to accumulated OCI/OCL, until the hedged transactions occur and are recognized in earnings. For derivatives that are not designated as cash flow hedges or do not qualify for hedge accounting treatment, the changes in the fair value will be immediately recognized in earnings. Certain derivative instruments may qualify for the NPNS exception and are therefore exempt from fair value accounting treatment. ASC 815 applies to the Company’s energy-related commodity contracts and interest rate swaps.
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. As of December 31, 2023, the Company had interest rate derivative instruments on non-recourse debt extending through 2040, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.
Energy-Related Commodity Contracts
As of December 31, 2023, the Company had energy-related derivative instruments extending through 2033. At December 31, 2023, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative transactions broken out by commodity:

		Total Volume
		December 31, 2023	December 31, 2022
Commodity	Units	(In millions)
Power	MWh	(23)	(18)
Natural Gas	MMBtu	17	—
Interest	Dollars	$2,467	$1,084

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the consolidated balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$7	$7	$—	$—
Interest rate contracts long-term	12	18	2	—
Total Derivatives Designated as Cash Flow Hedges	$19	$25	$2	$—
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	$33	$19	$—	$—
Interest rate contracts long-term	69	45	—	—
Energy-related commodity contracts current	1	—	51	50
Energy-related commodity contracts long-term	1	—	279	303
Total Derivatives Not Designated as Cash Flow Hedges	$104	$64	$330	$353
Total Derivatives	$123	$89	$332	$353
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty level. As of December 31, 2023 and 2022, the amount of outstanding collateral paid or received was immaterial. The following tables summarize the offsetting of derivatives by counterparty:

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2023	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Energy-related commodity contracts	(In millions)
Derivative assets	$2	$—	$2
Derivative liabilities	(330)	—	(330)
Total energy-related commodity contracts	$(328)	$—	$(328)
Interest rate contracts
Derivative assets	$121	$(2)	$119
Derivative liabilities	(2)	2	—
Total interest rate contracts	$119	$—	$119
Total derivative instruments	$(209)	$—	$(209)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2022	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Energy-related commodity contracts	(In millions)
Derivative liabilities	$(353)	$—	$(353)
Total energy-related commodity contracts	$(353)	$—	$(353)
Interest rate contracts
Derivative assets	$89	$—	$89
Total interest rate contracts	$89	$—	$89
Total derivative instruments	$(264)	$—	$(264)

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the effects on the Company’s accumulated OCI (OCL) balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Year ended December 31,
	2023	2022	2021
	(In millions)
Accumulated OCI (OCL) beginning balance	$24	$(11)	$(30)
Reclassified from accumulated OCI (OCL) to income due to realization of previously deferred amounts	(4)	4	8
Capistrano Wind Portfolio Acquisition (a)	—	7	—
Mark-to-market of cash flow hedge accounting contracts	(2)	24	11
Accumulated OCI (OCL) ending balance, net of income tax expense (benefit) of $2, $3 and $(2), respectively	18	24	(11)
Accumulated OCI (OCL) attributable to noncontrolling interests	11	15	(5)
Accumulated OCI (OCL) attributable to Clearway Energy, Inc.	$7	$9	$(6)
Income expected to be realized from OCI during the next 12 months, net of income tax expense of $1	$4

(a) Represents $4 million attributable to Clearway Energy, Inc. and $3 million attributable to noncontrolling interests.
Amounts reclassified from accumulated OCI (OCL) into income are recorded to interest expense.
Impact of Derivative Instruments on the Consolidated Statements of Income
Mark-to-market gains/(losses) related to the Company’s derivatives are recorded in the consolidated statements of income as follows:

	Year ended December 31,
	2023	2022	2021
	(In millions)
Interest Rate Contracts (Interest expense)	$(17)	$100	$53
Energy-Related Commodity Contracts (Mark-to-market for economic hedging activities included in Total operating revenues) (a)	23	(174)	(83)
Energy-Related Commodity Contracts (Mark-to-market for economic hedging activities included in Cost of operations) (b)	2	—	—

(a) Relates to long-term energy-related commodity contracts at Elbow Creek, Mesquite Star, Mt. Storm, Langford and Mesquite Sky and short-term heat rate call option energy-related commodity contracts at El Segundo, Marsh Landing and Walnut Creek. During the year ended December 31, 2022, the energy-related commodity contract for Langford, which previously met the NPNS exception, no longer qualified for NPNS treatment and, accordingly, is accounted for as a derivative and marked to fair value through operating revenues.
(b) Relates to long-term backbone transportation service energy-related commodity contracts at El Segundo and Walnut Creek.
See Note 6, Fair Value of Financial Instruments, for a discussion regarding concentration of credit risk.
Note 8 — Intangible Assets
Intangible Assets — The Company’s intangible assets as of December 31, 2023 and 2022 primarily reflect intangible assets established from its business acquisitions and are comprised of the following:
•PPAs — Established predominantly with the acquisitions of the Alta Wind Portfolio, Walnut Creek, Tapestry, Laredo Ridge, Carlsbad Energy Center, Agua Caliente, the Utah Solar Portfolio and the Capistrano Wind Portfolio. These represent the fair value of the PPAs acquired. These are amortized on a straight-line basis, over the term of the PPA.
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
•Other — Consists of a) the acquisition date fair value of the contractual rights to a ground lease for South Trent and to utilize certain interconnection facilities for Blythe as well as land rights acquired in connection with the acquisition of Elbow Creek; b) development rights related to certain solar business acquisitions; c) purchased software for certain solar projects; d) RECs acquired in connection with the acquisition of the Utah Solar Portfolio; and e) favorable land leases acquired in connection with the acquisition of the Utah Star Portfolio.
The following tables summarize the components of intangible assets subject to amortization:

Year ended December 31, 2023	PPAs	Leasehold Rights	Emission Allowances	Other	Total
(In millions)
January 1, 2023	$3,321	$86	$17	$18	$3,442
Walnut Creek PPA expiration	(50)	—	—	—	(50)
Other	(6)	—	—	(3)	(9)
December 31, 2023	3,265	86	17	15	3,383
Less accumulated amortization	(962)	(38)	(4)	(5)	(1,009)
Net carrying amount	$2,303	$48	$13	$10	$2,374

Year ended December 31, 2022	PPAs	Leasehold Rights	Emission Allowances	Other	Total
(In millions)
January 1, 2022	$2,985	$86	$17	$16	$3,104
Acquisitions (a)	336	—	—	—	336
Other	—	—	—	2	2
December 31, 2022	3,321	86	17	18	3,442
Less accumulated amortization	(833)	(34)	(4)	(6)	(877)
Net carrying amount	$2,488	$52	$13	$12	$2,565

(a) The weighted average life of acquired intangibles was 10 years for PPAs.
The Company recorded amortization expense of $186 million, $174 million and $143 million during the years ended December 31, 2023, 2022 and 2021, respectively. Of these amounts, $181 million, $168 million and $135 million during the years ended December 31, 2023, 2022 and 2021, respectively, were related to the amortization of intangible assets for power purchase agreements and were recorded to contract amortization expense, which reduced operating revenues in the consolidated statements of income. The Company estimates the future amortization expense for its intangibles for the next five years as follows:

(In millions)
2024	$184
2025	184
2026	184
2027	183
2028	183

Note 9 — Asset Impairments
2023 Impairment Losses
During the fourth quarter of 2023, in preparation and review of its annual budget, the Company updated its long-term estimates of operating and capital expenditures and revised its assessment of long-term merchant power prices, which was primarily informed by present conditions and did not contemplate future policy changes, which could impact renewable energy power prices. The impairment analysis reviews certain qualitative factors as well as the results of long-term operating expectations and its carrying value to determine if impairment indicators are present. The impairment analysis indicated that the projected future cash flows for certain projects within the Renewables segment no longer supported the recoverability of the carrying value of the related long-lived assets. As such, the Company recorded an impairment loss of $12 million, which primarily related to property, plant, and equipment to reflect the assets at fair market value. The fair value of the facilities was determined using an income approach by applying a discounted cash flow methodology to the updated long-term budgets for each respective plant. The income approach included key inputs such as forecasted merchant power prices, operations and maintenance expense, and discount rates. The resulting fair value is a Level 3 fair value measurement.
2022 Impairment Losses
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

Note 10 — Long-term Debt
The Company’s borrowings, including short-term and long-term portions, consisted of the following:

	December 31, 2023	December 31, 2022	Interest rate % (a)(b)	Letters of Credit Outstanding at December 31, 2023
	(In millions, except rates)
2028 Senior Notes	$850	$850	4.750
2031 Senior Notes	925	925	3.750
2032 Senior Notes	350	350	3.750
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2023 (b)	—	—	S+1.850	$246
Non-recourse project-level debt:	—
Agua Caliente Solar LLC, due 2037	612	649	2.395-3.633	45
Alta Wind Asset Management LLC, due 2031	11	12	S+2.775	—
Alta Wind I-V lease financing arrangements, due 2034 and 2035	660	709	5.696-7.015	67
Alta Wind Realty Investments LLC, due 2031	20	22	7.000	—
Borrego, due 2024 and 2038	48	51	Various	4
Broken Bow, due 2031	41	45	S+2.100	6
Buckthorn Solar, due 2025	116	119	S+2.100	20
Carlsbad Energy Holdings LLC, due 2027	93	115	S+1.900	63
Carlsbad Energy Holdings LLC, due 2038	407	407	4.120	—
Carlsbad Holdco, LLC, due 2038	195	197	4.210	5
Cedro Hill, due 2024 and 2029	165	82	S+1.375	—
Crofton Bluffs, due 2031	27	29	S+2.100	3
CVSR, due 2037	601	627	2.339-3.775	—
CVSR Holdco Notes, due 2037	152	160	4.680	12
Daggett 2, due 2028	156	—	S+1.762	36
Daggett 3, due 2028	217	—	S+1.762	43
DG-CS Master Borrower LLC, due 2040	385	413	3.510	30
Mililani I, due 2027 (c)	—	47	S+1.600	—
Mililani Class B Member Holdco LLC, due 2028 (c)	92	—	S+1.600	18
NIMH Solar, due 2024	148	163	S+2.275	10
Oahu Solar Holdings LLC, due 2026	81	83	S+1.525	9
Rosie Class B LLC, due 2024 and 2029	347	76	S+1.250-1.375	24
Texas Solar Nova 1, due 2028	102	—	S+1.750	55
Utah Solar Portfolio, due 2036	242	257	3.590	155
Viento Funding II, LLC, due 2029	175	184	S+1.475	25
Victory Pass and Arica, due 2024	757	—	S+1.125	5
Waiawa, due 2028 (c)	—	97	S+1.600	—
Other	124	201	Various	63
Subtotal non-recourse project-level debt	5,974	4,745
Total debt	8,099	6,870
Less current maturities	(558)	(322)
Less net debt issuance costs	(65)	(61)
Add premiums (d)	3	4
Total long-term debt	$7,479	$6,491

(a) As of December 31, 2023, S+ equals SOFR plus x%.
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
As of December 31, 2023, the Company was in compliance with all of the required covenants.
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
As of December 31, 2023, the Company had no outstanding borrowings under the revolving credit facility and $246 million in letters of credit outstanding. The facility will continue to be used for general corporate purposes, including financing of future acquisitions and posting letters of credit.
Bridge Loan Agreement
On November 30, 2021, Clearway Energy Operating LLC entered into a senior secured bridge credit agreement, or the Bridge Loan Agreement. The Bridge Loan Agreement provided for a senior secured term loan facility in an aggregate principal amount of $335 million. The borrowings under the term loan facility were used to acquire the Utah Solar Portfolio on December 1, 2021.
On May 3, 2022, the Company repaid the $335 million in outstanding borrowings under the Bridge Loan Agreement utilizing proceeds received from the Thermal Disposition, as further described in Note 3, Acquisitions and Dispositions.
Project-level Debt
Texas Solar Nova 1
On December 28, 2023, as part of the acquisition of Texas Solar Nova 1, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the project’s financing agreement, which included a $90 million construction loan, $109 million sponsor equity bridge loan and $151 million tax equity bridge loan, offset by $1 million in unamortized debt issuance costs. At acquisition date, the tax equity investor contributed $148 million, which was utilized, along with the Company’s entire purchase price that was contributed back to the Company by CEG and the proceeds from the cash equity investor, to repay the $109 million sponsor equity bridge loan, to repay the $151 million tax equity bridge loan, to fund $18 million in construction completion reserves, which is included in restricted cash on the Company’s consolidated balance sheet, and to pay $5 million in associated fees with the remaining $9 million distributed back to CEG. Also at acquisition date, the $90 million construction loan was converted into a term loan in the amount of $102 million, which includes an additional borrowing of $12 million.
Cedro Hill Repowering
On December 12, 2023, the Company entered into a financing agreement for non-recourse debt for a total commitment of $254 million, which consists of construction loans, a tax equity bridge loan and a sponsor equity bridge loan, related to the repowering of the Cedro Hill wind project. The Company’s initial borrowing of $165 million was utilized to repay the $72 million of outstanding principal under the original financing agreement, to pay $55 million to Clearway Renew for the future delivery of equipment, which is included in other non-current assets on the Company’s consolidated balance sheet, to pay $27 million to a third party for the future delivery of equipment, which is included in other non-current assets on the Company’s balance sheet, to pay a $4 million development services fee to Clearway Renew, to pay for $4 million in debt issuance costs that were deferred and to pay for $3 million in capital expenditures.

Victory Pass and Arica
On October 31, 2023, as part of the acquisition of Victory Pass and Arica, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the project’s financing agreement, which included a $483 million sponsor equity bridge loan and a $385 million tax equity bridge loan, offset by $4 million in unamortized debt issuance costs. A partial payment of $133 million was made on the sponsor equity bridge loan at acquisition date utilizing all of the proceeds from the Company, which were contributed back to the Company by CEG, and the contribution from the cash equity investor. The tax equity bridge loan and the remaining sponsor equity bridge loan will be repaid with the final proceeds received from the tax equity investor and cash equity investor upon Victory Pass and Arica reaching substantial completion, which is expected to occur in the first half of 2024, along with the $100 million that was contributed into escrow by the tax equity investor at acquisition date, which is included in restricted cash on the Company’s consolidated balance sheet. Subsequent to the acquisition, the Company borrowed an additional $22 million in tax equity bridge loans.
Daggett 2
On August 30, 2023, as part of the acquisition of Daggett 2, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the project’s financing agreement, which included a $107 million construction loan and a $204 million tax equity bridge loan, offset by $3 million in unamortized debt issuance costs. On December 22, 2023, when the project reached substantial completion, the tax equity investor contributed an additional $202 million, which was utilized, along with the $120 million in escrow and $10 million in construction loan proceeds, to repay the $204 million tax equity bridge loan, to fund $36 million in construction completion reserves, which is included in restricted cash on the Company’s consolidated balance sheet, and to pay $1 million in associated fees with the remaining $91 million distributed to CEG. Subsequent to the acquisition, the Company borrowed an additional $49 million in construction loans and the total outstanding construction loans were converted to a term loan in the amount of $156 million on December 22, 2023.
Rosamond Central (Rosie Class B LLC)
On June 30, 2023, Rosie Class B LLC, the indirect owner of the Rosamond Central solar project, amended its financing agreement to provide for (i) a refinanced term loan in the amount of $77 million, (ii) construction loans up to $115 million, which will convert to a term loan upon the BESS project reaching substantial completion, (iii) tax equity bridge loans up to $188 million, which will be repaid with tax equity proceeds received upon the BESS project reaching substantial completion, (iv) an increase to the letter of credit sublimit to $41 million and (v) an extension of the maturity date of the term loan and construction loans to five years subsequent to term conversions. During the year ended December 31, 2023, Rosie Class B LLC received total loan proceeds of $265 million, which was comprised of $115 million in construction loans and $155 million in tax equity bridge loans, net of $5 million in debt issuance costs that were deferred.
On July 3, 2023, Rosie Class B LLC issued a loan to Clearway Renew, utilizing a portion of the loan proceeds under the amended financing agreement, in order to finance the construction of the BESS project. On December 1, 2023, the Rosamond Central solar project acquired the BESS project from Clearway Renew for initial cash consideration of $70 million, as further discussed in Note 3, Acquisitions and Dispositions, and Clearway Renew utilized the funds to partially repay the loan. As of December 31, 2023, the loan had an aggregate principal amount of $174 million. The loan bears interest at a fixed annual rate of 9.00% and matures when the project reaches substantial completion, which is expected to occur in the first half of 2024 and is included in note receivable — affiliate on the Company’s consolidated balance sheet.
Also, during the year ended December 31, 2023, the Company utilized a portion of the loan proceeds received under the amended financing agreement to contribute $18 million into Rosie Central BESS, which is an investment accounted for under the equity method of accounting, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities.

Daggett 3
On February 17, 2023, as part of the acquisition of Daggett 3, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the project’s financing agreement, which included a $181 million construction loan, a $229 million tax equity bridge loan and a $75 million sponsor equity bridge loan, offset by $5 million in unamortized debt issuance costs. The sponsor equity bridge loan was repaid at acquisition date, along with $8 million in associated fees, utilizing all of the proceeds from the Company, which were contributed back to the Company by CEG, and the contribution from the cash equity investor. On December 1, 2023, when the project reached substantial completion, the tax equity investor contributed an additional $252 million, which was utilized along with the $69 million in escrow, to repay the $229 million tax equity bridge loan, to fund $40 million in construction completion reserves, which is included in restricted cash on the Company’s consolidated balance sheet, and to pay $7 million in associated fees with the remaining $45 million distributed to CEG. Subsequent to the acquisition, the Company borrowed an additional $36 million in construction loans and the total outstanding construction loans were converted to a term loan in the amount of $217 million on December 1, 2023.
El Segundo Energy Center
On December 15, 2022, the Company repaid the outstanding project-level debt of El Segundo Energy Center in the amount of approximately $130 million, utilizing cash on hand. The project-level debt had an original maturity of August 2023.
Capistrano Wind Portfolio
On August 22, 2022, as part of the acquisition of the Capistrano Wind Portfolio, as further described in Note 3, Acquisitions and Dispositions, the Company assumed non-recourse project-level debt totaling $164 million held by the Broken Bow, Cedro Hill and Crofton Bluffs wind projects, which is net of $2 million in previously deferred unamortized debt issuance costs. As discussed above, in connection with the Company’s entry into a new financing agreement related to the repowering of the Cedro Hill wind project, the Company repaid $72 million of outstanding principal under the original financing agreement.
Mililani I and Waiawa
On October 3, 2022, as part of the acquisition of Waiawa, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the project’s financing agreement, which included a $22 million construction loan, a $55 million tax equity bridge loan and a $27 million sponsor equity bridge loan, offset by $1 million in unamortized debt issuance costs. The sponsor equity bridge loan was repaid at acquisition date, along with $2 million in associated fees, utilizing $12 million from the cash equity investor, as well as $16 million of the Company’s purchase price, which was contributed back by CEG. On March 30, 2023, when the project reached substantial completion, the tax equity investor contributed an additional $41 million and CEG contributed an additional $8 million, which was utilized, along with the $17 million in escrow, to repay the $55 million tax equity bridge loan, to fund $10 million in construction completion reserves and to pay $1 million in associated fees. Subsequent to the acquisition, the Company borrowed an additional $25 million in construction loans and the total outstanding construction loans were converted to a term loan in the amount of $47 million on March 30, 2023.
On March 25, 2022, as part of the acquisition of Mililani I, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the project’s financing agreement, which included a $16 million construction loan, a $60 million tax equity bridge loan and a $27 million sponsor equity bridge loan, offset by $3 million in unamortized debt issuance costs. The sponsor equity bridge loan was repaid at acquisition date, along with $2 million in associated fees, utilizing $14 million from the cash equity investor, as well as $15 million of the Company’s purchase price, which was contributed back by CEG. On December 7, 2022, when the project reached substantial completion, the tax equity investor contributed an additional $42 million and CEG contributed an additional $11 million, which was utilized, along with the $18 million in escrow, to repay the $60 million tax equity bridge loan, to fund $7 million in construction completion reserves and to pay $4 million in associated fees. Subsequent to the acquisition, the Company borrowed an additional $32 million in construction loans and the total outstanding construction loans were converted to a term loan in the amount of $48 million on December 7, 2022.
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
Interest Rate Swaps — Project Financings
Many of the Company’s project subsidiaries entered into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. These swaps amortize in proportion to their respective loans and are floating for a fixed rate where the project subsidiary pays its counterparty the equivalent of a fixed interest payment on a predetermined notional amount and will receive quarterly the equivalent of a floating interest payment based on the same notional amount. All interest rate swap payments by the project subsidiary and its counterparty are made quarterly and the SOFR is determined in advance of each interest period.
The following table summarizes the swaps, some of which are forward starting as indicated, related to the Company’s project level debt:

	% of Principal	Fixed Interest Rate	Floating Interest Rate	Notional Amount at December 31, 2023 (In millions)	Effective Date	Maturity Date
Avra Valley	85%	2.20%	SOFR	$29	March 31, 2023	January 31, 2031
Alta Wind Asset Management	100%	2.22%	SOFR	11	May 22, 2013	May 15, 2031
Borrego	100%	0.21%	SOFR	3	June 30, 2020	December 31, 2024
Broken Bow	90%	Various	SOFR	37	Various	Various
Buckthorn Solar	80%	Various	SOFR	93	February 28, 2018	December 31, 2041
Carlsbad Energy Holdings	100%	Various	SOFR	93	Various	September 30, 2027
Cedro Hill	86%	Various	SOFR	142	December 12, 2023	Various
Crofton Bluffs	90%	Various	SOFR	24	Various	Various
Daggett 2	90%	2.22%	SOFR	141	August 3, 2022	March 31, 2043
Daggett 3	86%	1.91%	SOFR	186	Various	September 30, 2043
Kansas South	75%	1.93%	SOFR	12	June 28, 2013	December 31, 2030
Mililani Class B	98%	Various	SOFR	90	Various	Various
NIMH Solar	100%	Various	SOFR	148	September 30, 2020	Various
Oahu Solar	96%	2.47%	SOFR	77	November 30, 2019	October 31, 2040
Rosie Class B	53%	Various	SOFR	182	Various	Various
South Trent	90%	Various	SOFR	22	June 14, 2019	June 30, 2028
Texas Solar Nova 1	94%	2.92%	SOFR	97	October 31, 2022	June 30, 2043
Viento Funding II	90%	2.53%	SOFR	158	Various	December 31, 2032
Victory Pass and Arica	122%	4.18%	SOFR	922	November 30, 2022	January 31, 2024
Total				$2,467

Annual Maturities
Annual payments based on the maturities of the Company’s debt, for the years ending after December 31, 2023, are as follows:

(In millions)
2024 (a)	$1,669
2025	371
2026	351
2027	288
2028	1,662
Thereafter	3,758
Total	$8,099

(a) At December 31, 2023, amount includes $1.11 billion of construction-related financings recorded in long-term debt on the Company’s consolidated balance sheet that is due in 2024 and is either being funded through long-term equity contributions or is converting to long-term debt.

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
The reconciliation of the Company’s basic and diluted earnings per share is shown in the following table:

	Year Ended December 31,
	2023		2022		2021
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted income per share attributable to Clearway Energy, Inc. common stockholders
Net income attributable to Clearway Energy, Inc.	$23	$56	$172	$410	$15	$36
Weighted average number of common shares outstanding — basic and diluted	35	82	35	82	35	82
Earnings per weighted average common share — basic and diluted	$0.67	$0.67	$4.99	$4.99	$0.44	$0.44

(a) Net income attributable to Clearway Energy, Inc. and basic and diluted earnings per share might not recalculate due to presenting amounts in millions rather than whole dollars.
Note 12 — Stockholders’ Equity
At-the-Market Equity Offering Program, or the ATM Program
Under the Company’s ATM Program, the Company may offer and sell shares of its Class C common stock from time to time up to an aggregate sales price of $150 million through an at-the-market equity offering program, or the ATM Program. During the years ended December 31, 2023, 2022 and 2021, the Company did not sell any Class C common stock shares under the ATM Program. As of December 31, 2023, approximately $126 million of Class C common stock remains available for issuance under the ATM Program.
Dividends to Class A and Class C common stockholders
The following table lists the dividends paid on the Company’s Class A and Class C common stock during the year ended December 31, 2023:

	Fourth Quarter 2023	Third Quarter 2023	Second Quarter 2023	First Quarter 2023
Dividends per Class A share	$0.3964	$0.3891	$0.3818	$0.3745
Dividends per Class C share	0.3964	0.3891	0.3818	0.3745
Dividends on the Class A and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
On February 14, 2024, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.4033 per share payable on March 15, 2024 to stockholders of record as of March 1, 2024.
The Company has also authorized 10,000,000 shares of preferred stock, par value $0.01 per share. None of the shares of preferred stock have been issued.

Distributions to CEG
The following table lists the distributions paid to CEG during the year ended December 31, 2023 on Clearway Energy LLC’s Class B and D units:

	Fourth Quarter 2023	Third Quarter 2023	Second Quarter 2023	First Quarter 2023
Distributions per Class B unit	$0.3964	$0.3891	$0.3818	$0.3745
Distributions per Class D unit	0.3964	0.3891	0.3818	0.3745
In addition to the quarterly distributions paid to CEG, Clearway Energy LLC distributed an additional $21 million to CEG during the year ended December 31, 2023, which represents CEG’s pro-rata share of distributions that were paid in order for the Company to make certain additional tax payments primarily associated with the sale of the Thermal Business. The Company’s share of the distribution was $30 million.
The portion of the distributions paid by Clearway Energy LLC to CEG is recorded as a reduction to the Company’s noncontrolling interest balance. The portion of the distributions paid by Clearway Energy LLC to the Company was utilized to fund the dividends to the Class A and Class C common stockholders described above.
On February 14, 2024, Clearway Energy LLC declared a quarterly distribution on its Class B and Class D units of $0.4033 per unit payable to CEG on March 15, 2024.

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
Approximately 50% of the Company’s operating revenues and assets relate to operations located in California. Also, the Company generated more than 10% of its revenues from the following customers for the years ended December 31, 2023, 2022 and 2021:

	2023		2022		2021
Customer	Conventional	Renewables	Conventional	Renewables	Conventional	Renewables
SCE	11%	13%	17%	17%	17%	16%
PG&E	4%	13%	10%	15%	10%	13%

	Year ended December 31, 2023
(In millions)	Conventional Generation	Renewables	Corporate (a)	Total
Operating revenues	$420	$894	$—	$1,314
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	154	321	(2)	473
Depreciation, amortization and accretion	129	397	—	526
Impairment losses	—	12	—	12
General and administrative	—	—	36	36
Transaction and integration costs	—	—	4	4
Operating income (loss)	137	164	(38)	263
Equity in earnings of unconsolidated affiliates	3	9	—	12
Other income, net	4	24	24	52
Loss on debt extinguishment	—	(6)	—	(6)
Interest expense	(35)	(205)	(97)	(337)
Income (loss) before income taxes	109	(14)	(111)	(16)
Income tax (benefit) expense	—	(2)	—	(2)
Net Income (Loss)	109	(12)	(111)	(14)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$109	$150	$(180)	$79
Balance Sheet
Equity investments in affiliates	$79	$281	$—	$360
Capital expenditures (b)	11	146	—	157
Total Assets	$2,058	$12,205	$438	$14,701

(a) Includes eliminations.
(b) Includes accruals.

	Year ended December 31, 2022
(In millions)	Conventional Generation	Renewables	Thermal	Corporate (a)	Total
Operating revenues	$417	$696	$77	$—	$1,190
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	89	298	50	(2)	435
Depreciation, amortization and accretion	131	381	—	—	512
Impairment losses	—	16	—	—	16
General and administrative	—	—	2	38	40
Transaction and integration costs	—	—	—	7	7
Development costs	—	—	2	—	2
Total operating costs and expenses	220	695	54	43	1,012
Gain on sale of business	—	—	—	1,292	1,292
Operating income	197	1	23	1,249	1,470
Equity in earnings of unconsolidated affiliates	3	26	—	—	29
Other income, net	1	6	—	10	17
Loss on debt extinguishment	—	(2)	—	—	(2)
Interest expense	(40)	(87)	(6)	(99)	(232)
Income (loss) before income taxes	161	(56)	17	1,160	1,282
Income tax expense	—	2	—	220	222
Net Income (Loss)	161	(58)	17	940	1,060
Net Income Attributable to Clearway Energy, Inc.	$161	$49	$17	$355	$582
Balance Sheet
Equity investments in affiliates	$82	$282	$—	$—	$364
Capital expenditures (b)(c)	11	33	11	1	56
Total Assets	$2,251	$9,515	$—	$546	$12,312

(a) Includes eliminations.
(b) Includes accruals.
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

(a) Includes eliminations.

Note 14 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following amounts:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Current
U.S. Federal	$(13)	$—	$—
State	(2)	28	—
Total — current	(15)	28	—
Deferred
U.S. Federal	$13	$150	$(2)
State	—	44	14
Total — deferred	13	194	12
Total income tax (benefit) expense	$(2)	$222	$12
A reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions, except percentages)
(Loss) Income Before Income Taxes	$(16)	$1,282	$(63)
Tax at 21%	(3)	269	(13)
State taxes, net of federal benefit	(2)	58	(4)
Impact of non-taxable partnership earnings (losses)	21	(101)	34
Valuation allowance	3	—	(14)
Investment tax credits	(1)	—	—
Production tax credits (a)	(16)	(2)	(1)
Rate change	1	(2)	(2)
Partnership state basis	—	—	8
State taxes assessed at subsidiaries	(3)	2	2
Other	(2)	(2)	2
Income tax (benefit) expense	$(2)	$222	$12
Effective income tax rate	12.5%	17.3%	(19.0)%

(a) On December 6, 2023, the Company executed an agreement with a third party to sell the PTCs generated by the Alta X and Alta XI wind projects, which resulted in a $14 million income tax benefit (reduction to income tax expense) during the year ended December 31, 2023.

For the year ended December 31, 2023, the overall effective tax rate was different than the statutory rate of 21% primarily due to the allocation of taxable earnings and losses based on the partners’ interest in Clearway Energy LLC, which includes the effects of applying the HLBV method of accounting for book purposes for certain partnerships, partially offset by the impact of PTCs generated.

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

The temporary differences, which gave rise to the Company’s deferred tax balances consisted of the following:

	As of December 31,
	2023	2022
	(In millions)
Deferred tax liabilities:
Investment in projects	$241	$240
Total deferred tax liabilities	241	240
Deferred tax assets:
Interest expense disallowance carryforward - Investment in Projects	$17	$—
Production tax credits	15	13
Investment tax credits	6	5
U.S. Federal net operating loss carryforwards	73	100
State net operating loss carryforwards	7	4
Total deferred tax assets	118	122
Valuation allowance	(4)	(1)
Total deferred tax assets, net of valuation allowance	114	121
Net deferred non-current tax liability	$(127)	$(119)
Tax Receivable
As of December 31, 2023, the Company has a $13 million tax receivable.
Deferred Tax Balances and Valuation Allowance
Net deferred tax balances — As of December 31, 2023 and 2022, the Company recorded a net deferred tax liability of $127 million and $119 million, respectively. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income, which includes the future reversal of existing taxable temporary differences to realize deferred tax assets. The Company considered the profit before tax generated in recent years as well as projections of future earnings and estimates of taxable income in arriving at this conclusion. The Company believes that $4 million of existing state NOLs, based on forecasted future earnings and estimated taxable income, will expire unutilized, resulting in the recording of a valuation allowance.
NOL and Tax Credit carryforwards — As of December 31, 2023, the Company had tax-effected domestic NOL carryforwards for federal income tax purposes of $73 million. Additionally, the Company has a cumulative tax-effected state NOL carryforward of $7 million, which will expire between 2024 and 2040 if unutilized. In addition, the Company has PTC and ITC carryforward balances totaling $21 million, which will expire between 2035 and 2043 if unutilized.
Uncertain Tax Positions
The Company has not identified any material uncertain tax positions to be reported as of December 31, 2023.
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
O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, services to these subsidiaries. The Company incurred total expenses for these services of $73 million, $71 million and $56 million for the years ended December 31, 2023, 2022 and 2021, respectively. There was a balance of $13 million and $14 million due to RENOM as of December 31, 2023 and 2022, respectively.

Administrative Services Agreements by and between the Company and CEG
Various wholly-owned subsidiaries of the Company are parties to services agreements with Clearway Asset Services LLC and Clearway Solar Asset Management LLC, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company’s subsidiaries. The Company incurred expenses under these agreements of $20 million, $16 million and $14 million for the years ended December 31, 2023, 2022 and 2021, respectively. There was a balance of $2 million and $3 million due to CEG as of December 31, 2023 and 2022, respectively.

CEG Master Services Agreements
The Company is a party to the CEG Master Services Agreements, pursuant to which CEG and certain of its affiliates or third-party service providers provide certain services to the Company, including operational and administrative services, which include human resources, information systems, cybersecurity, external affairs, accounting, procurement and risk management services, and the Company provides certain services to CEG, including accounting, internal audit, tax and treasury services, in exchange for the payment of fees in respect of such services. The Company incurred net expenses of $5 million under these agreements for each of the years ended December 31, 2023 and 2022 and $4 million for the year ended December 31, 2021.
Note 16 — Commitments and Contingencies
Gas and Transportation Commitments
The Company previously entered into contractual arrangements to procure power, fuel and associated transportation services for the Thermal Business, which was sold to KKR on May 1, 2022, as further discussed in Note 3, Acquisitions and Dispositions. Under these arrangements, the Company purchased $20 million and $40 million for the years ended December 31, 2022 and 2021, respectively.
Contingencies
The Company records reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. As applicable, the Company will establish an adequate reserve for ongoing legal matters. In addition, legal costs are expensed as incurred. Management assesses such matters based on current information and makes a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought and the probability of success. The Company is unable to predict the outcome of ongoing legal proceedings or reasonably estimate the scope or amount of any associated costs and potential liabilities. As additional information becomes available, management adjusts its assessment and estimate of contingencies accordingly. Because litigation is subject to inherent uncertainties and unfavorable rulings or developments, it is possible that the ultimate resolution of the Company’s liabilities and contingencies could be at amounts that are different from its currently recorded reserves and that such difference could be material.
The Company and its subsidiaries are party to litigation or legal proceedings arising in the ordinary course of business. In management’s opinion, the disposition of these ordinary course matters will not materially adversely affect the Company’s consolidated financial position, results of operations or cash flows.
Buckthorn Solar Litigation
On October 8, 2019, the City of Georgetown, Texas, or Georgetown, filed a petition in the District Court of Williamson County, Texas naming Buckthorn Westex, LLC, the Company’s subsidiary that owns the Buckthorn Westex solar project, as the defendant, alleging fraud by nondisclosure and breach of contract in connection with the project and the PPA, and seeking (i) rescission and/or cancellation of the PPA, (ii) declaratory judgment that the alleged breaches constitute an event of default under the PPA entitling Georgetown to terminate, and (iii) recovery of all damages, costs of court, and attorneys’ fees. On November 15, 2019, Buckthorn Westex filed an original answer and counterclaims (i) denying Georgetown’s claims, (ii) alleging Georgetown has breached its contracts with Buckthorn Westex by failing to pay amounts due, and (iii) seeking relief in the form of (x) declaratory judgment that Georgetown’s alleged failure to pay amounts due constitute breaches of and an event of default under the PPA and that Buckthorn did not commit any events of default under the PPA, (y) recovery of costs, expenses, interest, and attorneys’ fees, and (z) such other relief to which it is entitled at law or in equity. On November 14, 2023, the two parties entered into a settlement agreement to resolve all claims related to this litigation, following which settlement the claims were dismissed by the court with prejudice. The amounts paid pursuant to the settlement agreement had an immaterial impact to the Company’s financial statements.

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
The Company’s leases consist of land leases for numerous operating asset locations, real estate leases and equipment leases. The terms and conditions for these leases vary by the type of underlying asset. Certain of these leases have both lease and non-lease components and the Company has elected to apply the practical expedient to not separate these components.
Lease expense was comprised of the following:

	Year Ended December 31,
(In millions)	2023	2022	2021
Operating lease cost - Fixed	$40	$36	$27
Operating lease cost - Variable	11	11	15
Total lease cost	$51	$47	$42
Operating lease information was as follows:

(In millions, except term and rate)	December 31, 2023	December 31, 2022
Right-of-use assets - operating leases, net (a)	$597	$527

Short-term lease liability - operating leases (b)	$7	$6
Long-term lease liability - operating leases (a)	627	548
Total lease liabilities	$634	$554

Weighted average remaining lease term (in years)	28	27
Weighted average discount rate	4.2%	4.1%

Cash paid for operating leases	$30	$28

(a) Increases in right-of-use assets and long-term lease liabilities are primarily due to Drop Down Asset acquisitions, as further described in Note 3, Acquisitions and Dispositions.
(b) Short-term lease liability balances are included within the accrued expenses and other current liabilities line item of the consolidated balance sheets as of December 31, 2023 and 2022.

Minimum future rental payments of operating lease liabilities as of December 31, 2023 are as follows:

(In millions)
2024	$34
2025	34
2026	35
2027	36
2028	36
Thereafter	980
Total lease payments	1,155
Less imputed interest	(521)
Total lease liability - operating leases	$634
The Company is party to various land lease agreements with wholly-owned subsidiaries of CEG that are accounted for as operating leases. The following table summarizes the land lease agreements:

(In millions)	Right-of-use assets, net	Long-term lease liabilities	Lease expiration
As of December 31, 2023
Daggett 2	$22	$23	June 30, 2058
Daggett 3	31	33	December 18, 2062
Mililani I	19	20	March 31, 2057
Oahu Solar (a)	17	20	August 1, 2057
Rosamond Central (a)	11	12	March 31, 2056
As of December 31, 2022
Mililani I	$19	$20
Oahu Solar (a)	17	20
Rosamond Central (a)	11	12

(a) The Company has the ability to extend each of these leases for two additional five-year periods.
Lessor
The majority of the Company’s revenue is obtained through PPAs or other contractual agreements that are accounted for as leases. These leases are comprised of both fixed payments and variable payments contingent upon volumes or performance metrics. The terms of the Company’s leases are further described in Item 2 — Properties of this Form 10-K. Many of the leases have renewal options at the end of the lease term. Termination may be allowed under specific circumstances in the lease arrangements, such as under an event of default. All but one of the Company’s active leases are operating leases. This sales-type lease is further described below. Certain of these operating leases have both lease and non-lease components, and the Company allocates the transaction price to the components based on standalone selling prices.
The following amounts of energy, capacity and other revenue are related to the Company’s operating leases:

	Conventional Generation	Renewables	Total
December 31, 2023	(In millions)
Energy revenue	$4	$760	$764
Capacity revenue	249	20	269
Other revenue (a)	21	—	21
Operating revenues	$274	$780	$1,054

(a) On May 31, 2023, the Marsh Landing Black Start addition reached commercial operations and the Company will receive an annual fixed fee over a five-year term under the related agreement. The agreement was determined to be a sales-type lease resulting in the Company recording a lease receivable of $21 million included in total operating revenues, offset by net investment costs of $13 million included in cost of operations, resulting in a net pre-tax profit of $8 million. The lease receivable is included in other current and non-current assets on the Company’s consolidated balance sheet.

	Conventional Generation	Renewables	Thermal	Total
December 31, 2022	(In millions)
Energy revenue	$6	$809	$1	$816
Capacity revenue	435	—	—	435
Operating revenues	$441	$809	$1	$1,251

	Conventional Generation	Renewables	Thermal	Total
December 31, 2021	(In millions)
Energy revenue	$9	$716	$2	$727
Capacity revenue	455	—	—	455
Operating revenues	$464	$716	$2	$1,182
Minimum future rent payments for the remaining periods related to the Company’s operating leases as of December 31, 2023 were as follows:

(In millions)
2024	$146
2025	147
2026	148
2027	149
2028	150
Thereafter	1,635
Total lease payments	$2,375
Property, plant and equipment, net related to the Company’s operating leases were as follows:

(In millions)	December 31, 2023	December 31, 2022
Property, plant and equipment	$5,720	$8,630
Accumulated depreciation	(1,991)	(2,855)
Net property, plant and equipment	$3,729	$5,775

                                                 Schedule I
Clearway Energy, Inc. (Parent)
Condensed Financial Information of Registrant
Condensed Statements of Income

	Year ended December 31,
(In millions)	2023	2022	2021
Total operating costs and expenses	$1	$2	$2
Equity in (losses) earnings of consolidated subsidiaries	(13)	1,282	(63)
Total other (expense) income, net	(13)	1,282	(63)
(Loss) Income Before Income Taxes	(14)	1,280	(65)
Income tax expense	—	220	10
Net (Loss) Income	(14)	1,060	(75)
Less: Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(93)	478	(126)
Net Income Attributable to Clearway Energy, Inc.	$79	$582	$51
See accompanying notes to condensed financial statements.

Schedule I
Clearway Energy, Inc. (Parent)
Condensed Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS	(In millions)
Current Assets
Accounts receivable — affiliates	$3	$2
Note receivable — Clearway Energy Operating LLC	1	2
Other current assets	13	—
Other Assets
Investment in consolidated subsidiaries	5,106	4,161
Total Assets	$5,123	$4,165
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Other current liabilities	$—	$19
Other Liabilities
Deferred income taxes	125	115
Other non-current liabilities	4	5
Total Liabilities	129	139
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 202,080,794 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 82,391,441, Class D 42,336,750) at December 31, 2023 and 201,972,813 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 82,283,460, Class D 42,336,750) at December 31, 2022	1	1
Additional paid-in capital	1,732	1,761
Retained earnings	361	463
Accumulated other comprehensive income	7	9
Noncontrolling interest	2,893	1,792
Total Stockholders’ Equity	4,994	4,026
Total Liabilities and Stockholders’ Equity	$5,123	$4,165
See accompanying notes to condensed financial statements.

Schedule I
Clearway Energy, Inc. (Parent)
Condensed Statements of Cash Flows

	Year ended December 31,
	2023	2022	2021
	(In millions)
Net Cash Used in Operating Activities	$(31)	$(10)	$(2)
Cash Flows from Investing Activities
Investments in consolidated affiliates	—	—	2
Cash advances for notes receivable — affiliate	—	(4)	(2)
Cash received from notes receivable — affiliate	1	3	2
Net Cash Provided by (Used in) Investing Activities	1	(1)	2
Cash Flows from Financing Activities
Cash received from Clearway Energy LLC for tax-related distributions	30	11	—
Cash received from Clearway Energy LLC for the payment of dividends	180	167	155
Payment of dividends	(180)	(167)	(155)
Net Cash Provided by Financing Activities	30	11	—
Net Change in Cash	—	—	—
Cash at Beginning of Period	—	—	—
Cash at End of Period	$—	$—	$—
See accompanying notes to condensed financial statements.

Schedule I
Clearway Energy, Inc. (Parent)
Notes to Condensed Financial Statements
Note 1 — Background and Basis of Presentation
Background
Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor with a focus on investments in clean energy and owner of modern, sustainable and long-term contracted assets across North America. The Company is sponsored by GIP and TotalEnergies through the portfolio company, Clearway Energy Group LLC, or CEG, which is equally owned by GIP and TotalEnergies. GIP is an independent infrastructure fund manager that makes equity and debt investments in infrastructure assets and businesses. TotalEnergies is a global multi-energy company. CEG is a leading developer of renewable energy infrastructure in the U.S.
The Company is one of the largest renewable energy owners in the U.S. with approximately 6,000 net MW of installed wind, solar and energy storage projects. The Company’s approximately 8,500 net MW of assets includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets.
The Company consolidates the results of Clearway Energy LLC through its controlling interest, with CEG’s interest shown as noncontrolling interest in the financial statements. The holders of the Company’s outstanding shares of Class A and Class C common stock are entitled to dividends as declared. CEG receives its distributions from Clearway Energy LLC through its ownership of Clearway Energy LLC Class B and Class D units. From time to time, CEG may also hold shares of the Company’s Class A and/or Class C common stock.
As of December 31, 2023, the Company owned 57.90% of the economic interests of Clearway Energy LLC, with CEG owning 42.10% of the economic interests of Clearway Energy LLC.
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
Note 4 — Dividends
Cash distributions paid to Clearway Energy, Inc. by its subsidiary, Clearway Energy LLC, were $180 million, $167 million and $155 million for the years ended December 31, 2023, 2022, and 2021, respectively.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2023, 2022, and 2021

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Period
Income tax valuation allowance, deducted from deferred tax assets
Year Ended December 31, 2023	$1	$3	$—	$4
Year Ended December 31, 2022	1	—	—	1
Year Ended December 31, 2021	15	(14)	—	1

EXHIBIT INDEX

Number	Description	Method of Filing
2.3	Purchase and Sale Agreement, dated as of November 19, 2020, by and between NRG Solar Sunrise LLC and Clearway AC Solar Holdings LLC.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 20, 2020.
3.1	Amended and Restated Certificate of Incorporation of Clearway Energy, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 10-Q filed on May 4, 2020.
3.2	Fourth Amended and Restated Bylaws of Clearway Energy, Inc., dated August 31, 2018.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 5, 2018.
4.1	Fourth Amended and Restated Limited Liability Company Agreement of NRG Yield LLC, dated as of August 31, 2018, by and between NRG Yield, Inc. and Zephyr Renewables LLC.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 5, 2018.
4.2	Specimen Class A Common Stock Certificate.	Incorporated herein by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.
4.3	Specimen Class C Common Stock Certificate.	Incorporated herein by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.
4.4	Indenture, dated December 11, 2019, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 12, 2019.
4.5	Form of 4.750% Senior Notes due 2028.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 12, 2019.
4.6	First Supplemental Indenture, dated as of January 6, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 8, 2020.
4.7	Second Supplemental Indenture, dated as of February 26, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 3, 2020.
4.8	Third Supplemental Indenture, dated as of July 17, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 21, 2020.
4.9	Fourth Supplemental Indenture, dated as of August 17, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 20, 2020.
4.10	Fifth Supplemental Indenture, dated as of November 18, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 19, 2020.
4.11	Sixth Supplemental Indenture, dated as of December 1, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 4, 2020.
4.12	Seventh Supplemental Indenture, dated as of December 23, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 29, 2020.
4.13	Eighth Supplemental Indenture, dated as of February 3, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 5, 2021.
4.14	Indenture, dated March 9, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.15	Form of 3.750% Senior Notes due 2031.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.16	Ninth Supplemental Indenture, dated as of May 14, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 19, 2021.
4.17	First Supplemental Indenture, dated as of May 14, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 19, 2021.
4.18	Indenture, dated October 1, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 1, 2021.

4.19	Form of 3.750% Senior Notes due 2032.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 1, 2021.
4.20	Tenth Supplemental Indenture, dated as of October 7, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 8, 2021.
4.21	Second Supplemental Indenture, dated as of October 7, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 8, 2021.
4.22	First Supplemental Indenture, dated as of October 7, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 8, 2021.
4.23	Eleventh Supplemental Indenture, dated as of May 25, 2022, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2022.
4.24	Third Supplemental Indenture, dated as of May 25, 2022, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 1, 2022.
4.25	Second Supplemental Indenture, dated as of May 25, 2022, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 1, 2022.
4.26	Twelfth Supplemental Indenture, dated as of February 14, 2023, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 21, 2023.
4.27	Fourth Supplemental Indenture, dated as of February 14, 2023, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 21, 2023.
4.28	Third Supplemental Indenture, dated as of February 14, 2023, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 21, 2023.
4.29	Description of Securities.	Filed herewith.
10.1	Zephyr Voting and Governance Agreement, dated as of August 31, 2018, by and between NRG Yield, Inc. and Zephyr Renewables LLC.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 5, 2018.
10.2	Transition Services Agreement, dated August 31, 2018, by and between NRG Yield, Inc. and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 5, 2018.
10.3	Termination Agreement, dated as of August 31, 2018, by and among NRG Yield, Inc., NRG Yield LLC, NRG Yield Operating LLC and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on September 5, 2018.
10.4	Form of Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.
10.5.1
Amended and Restated Credit Agreement, dated April 25, 2014, by and among NRG Yield Operating LLC, NRG Yield LLC, Royal Bank of Canada, as Administrative Agent, the lenders party thereto, Royal Bank of Canada, Goldman Sachs Bank USA and Bank of America, N.A., as L/C Issuers and RBC Capital Markets as Sole Left Lead Arranger and Sole Left Lead Book Runner.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2014.
10.5.2	First Amendment to Amended & Restated Credit Agreement, dated June 26, 2015, by and among NRG Yield Operating LLC, NRG Yield LLC, Royal Bank of Canada and the Lenders party thereto.	Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2015.
10.5.3
Second Amendment to Amended & Restated Credit Agreement, dated February 6, 2018, by and among NRG Yield Operating LLC, NRG Yield LLC, the guarantors party thereto, Royal Bank of Canada, as Administrative Agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2018.
10.5.4
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

10.5.5
Fourth Amendment to Amended and Restated Credit Agreement, dated as of November 30, 2018, by and among Clearway Energy Operating LLC, Clearway Energy LLC, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2018.
10.5.6
Fifth Amendment to Amended and Restated Credit Agreement, dated as of December 20, 2019, by and among Clearway Energy Operating LLC, Clearway Energy LLC, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2019.
10.5.7
Sixth Amendment to Amended and Restated Credit Agreement, effective as of November 30, 2021, by and among Clearway Energy Operating LLC, Clearway Energy LLC, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2021.
10.5.8
Seventh Amendment to Amended and Restated Credit Agreement, entered into as of August 15, 2022, by and among Clearway Energy Operating LLC, Clearway Energy LLC, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2022.
10.5.9
Eighth Amendment to Amended and Restated Credit Agreement, entered into as of March 15, 2023, by and among Clearway Energy Operating LLC, Clearway Energy LLC, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2023.
10.6†	Form of Clearway Energy, Inc. 2013 Equity Incentive Plan Restricted Stock Unit Agreement for Officers.	Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.
10.7†	Form of Clearway Energy, Inc. 2013 Equity Incentive Plan Restricted Stock Unit Agreement for Non-officers.	Incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.
10.8†	Form of Clearway Energy, Inc. 2013 Equity Incentive Plan Relative Performance Stock Unit Agreement.	Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.
10.9
Consent and Indemnity Agreement, dated as of February 6, 2018, by and among NRG Energy, Inc., NRG Repowering Holdings LLC, NRG Yield, Inc., and GIP III Zephyr Acquisition Partners, L.P., and NRG Yield Operating LLC (solely with respect to Sections E.5, E.6 and G.12).
Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed on March 1, 2018.
10.10	Assignment and Assumption Agreement, effective as of February 26, 2019, among Clearway Energy Operating LLC and GIP III Zephyr Carlsbad Holdings, LLC.	Incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.
10.11
Amended and Restated Exchange Agreement, dated as of May 14, 2015, by and among NRG Energy, Inc., NRG Yield, Inc., and NRG Yield LLC and, pursuant to a joinder thereto, dated as of August 31, 2018, Zephyr Renewables LLC.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2015.
10.12
Amended and Restated Registration Rights Agreement, dated as of May 14, 2015, by and between NRG Energy, Inc. and NRG Yield, Inc. and, pursuant to a joinder thereto, dated as of August 31, 2018, Zephyr Renewables LLC.
Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 15, 2015.
10.13*^	Purchase and Sale Agreement, dated as of April 17, 2020, by and between Clearway Energy Operating LLC and Clearway Renew LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2020.
10.14*^	Membership Interest Purchase Agreement, dated as of April 17, 2020, by and between Clearway Energy Operating LLC and SP Wind Holdings, LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 20, 2020.
10.15*^	Membership Interest Purchase Agreement, dated as of April 17, 2020, by and between CWSP Wildorado Elbow Holding LLC and Wind TE Holdco LLC.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 20, 2020.
10.16†*	Membership Interest Purchase Agreement, dated as of December 21, 2020, by and between Renew Development HoldCo LLC and Rosamond Solar Investment LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2020.
10.17†*	Membership Interest Purchase Agreement, dated as of December 21, 2020, by and between Clearway Renew LLC and Lighthouse Renewable Class A LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 22, 2020.
10.18†*	Membership Interest Purchase Agreement, dated as of December 21, 2020, by and between Clearway Renew LLC and Lighthouse Renewable Class A LLC.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 22, 2020.

10.19*^	Second Amended and Restated Limited Liability Company Agreement of Pinnacle Repowering Partnership LLC, dated as of February 26, 2021.	Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed on March 1, 2021.
10.20	Purchase and Sale Agreement, dated as of August 20, 2021, by and between Dominion Solar Projects III, Inc. and Utah Solar Holdings II LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 23, 2021.
10.21	Amended and Restated Employment Agreement, dated September 23, 2021, by and between Clearway Energy, Inc. and Christopher Sotos.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 23, 2021.
10.22	Membership Interest Purchase Agreement, dated as of October 22, 2021, by and between Clearway Energy Operating LLC and KKR Thor Bidco, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 26, 2021.
10.23
Senior Secured Bridge Credit Agreement, dated as of November 30, 2021, by and among Clearway Energy Operating LLC, Clearway Energy LLC, the guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto.
Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 1, 2021.
10.24	First Amendment to Membership Interest Purchase Agreement, dated as of December 17, 2021, by and among Lighthouse Renewable Class A LLC, Clearway Renew LLC and Clearway Energy Operating LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2022.
10.25	First Amendment to Membership Interest Purchase Agreement, dated as of December 29, 2021, by and among Lighthouse Renewable Class A LLC and Clearway Renew LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 18, 2022.
10.26†	Clearway Energy, Inc. Involuntary Severance Plan, effective as of January 1, 2022.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2022.
10.27†	Clearway Energy, Inc. Key Management Change-in-Control and General Severance Plan, effective as of January 1, 2022.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2022.
10.28†	Clearway Energy, Inc. Executive Change-in-Control and General Severance Plan, effective as of January 1, 2022.	Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2022.
10.29*^	Membership Interest Purchase Agreement, dated as of December 23, 2022, by and between VP-Arica CE Seller LLC and VP-Arica Parent Holdco LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2022.
10.30	Amended and Restated Master Services Agreement, dated as of February 2, 2023, by and among Clearway Energy Group LLC, Clearway Energy, Inc., Clearway Energy LLC and Clearway Energy Operating LLC.	Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K, filed on February 23, 2023.
10.31	Amended and Restated Master Services Agreement, dated as of February 2, 2023, by and among Clearway Energy, Inc., Clearway Energy LLC, Clearway Energy Operating LLC and Clearway Energy Group LLC.	Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed on February 23, 2023.
10.32	Membership Interest Purchase Agreement, dated as of May 19, 2023, by and between Renew Development HoldCo LLC and Cedar Creek Wind Holdco LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2023.
10.33†	Clearway Energy, Inc. Amended and Restated 2013 Equity Incentive Plan, as amended and restated effective January 1, 2024.	Filed herewith.
10.34†	Clearway Energy, Inc. Annual Incentive Plan, as amended and restated effective January 1, 2024.	Filed herewith.
21.1	Subsidiaries of Clearway Energy, Inc.	Filed herewith.
23.1	Consent of Ernst & Young LLP.	Filed herewith.
24.1	Power of Attorney	Included on the signature page of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Sarah Rubenstein.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
97	Clearway Energy, Inc. Policy on Recoupment of Incentive Compensation.	Filed herewith.
101 INS	Inline XBRL Instance Document.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.

101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document)

†	Indicates exhibits that constitute compensatory plans or arrangements.
*	This filing excludes schedules pursuant to Item 601(a)(5) of Regulation S-K, which the registrant agrees to furnish supplementary to the Securities and Exchange Commission upon request by the Commission.
^	Information in this exhibit identified by the mark “[***]” is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it (i) is not material and (ii) would likely cause competitive harm to the Registrant if disclosed.

Item 16 — Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWAY ENERGY, INC. (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
Chief Executive Officer (Principal Executive Officer)

Date: February 22, 2024

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

Signature	Title	Date
/s/ CHRISTOPHER S. SOTOS	President, Chief Executive Officer and Director	February 22, 2024
Christopher S. Sotos	(Principal Executive Officer)
/s/ SARAH RUBENSTEIN	Executive Vice President and Chief Financial Officer	February 22, 2024
Sarah Rubenstein	(Principal Financial Officer and Principal Accounting Officer)
/s/ JONATHAN BRAM	Chairman of the Board	February 22, 2024
Jonathan Bram
/s/ NATHANIEL ANSCHUETZ	Director	February 22, 2024
Nathaniel Anschuetz
/s/ BRIAN FORD	Director	February 22, 2024
Brian Ford
/s/ BRUCE MACLENNAN	Director	February 22, 2024
Bruce MacLennan
/s/ DANIEL B. MORE	Director	February 22, 2024
Daniel B. More
/s/ E. STANLEY O’NEAL	Director	February 22, 2024
E. Stanley O’Neal
/s/ JENNIFER LOWRY	Director	February 22, 2024
Jennifer Lowry
/s/ GUILLAUME HÉDIARD	Director	February 22, 2024
Guillaume Hédiard
/s/ VINCENT STOQUART	Director	February 22, 2024
Vincent Stoquart
/s/ EMMANUEL BARROIS	Director	February 22, 2024
Emmanuel Barrois