Form 10-Q
period 2024-03-31
Clearway Energy, Inc.
filed 2024-05-09
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024

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
Yes ☐       No ☒
As of April 30, 2024, there were 34,613,853 shares of Class A common stock outstanding, par value $0.01 per share, 42,738,750 shares of Class B common stock outstanding, par value $0.01 per share, 82,454,344 shares of Class C common stock outstanding, par value $0.01 per share, and 42,336,750 shares of Class D common stock outstanding, par value $0.01 per share.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believes,” “projects,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as well as the following:
•The Company’s ability to maintain and grow its quarterly dividend;
•Potential risks related to the Company's relationships with CEG and its owners;
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
•Operating and financial restrictions placed on the Company that are contained in the facility-level debt facilities and other agreements of certain subsidiaries and facility-level subsidiaries generally, in the Clearway Energy Operating LLC amended and restated revolving credit facility and in the indentures governing the Senior Notes; and
•Cyber terrorism and inadequate cybersecurity, or the occurrence of a catastrophic loss and the possibility that the Company may not have adequate insurance to cover losses resulting from such hazards or the inability of the Company’s insurers to provide coverage.
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
CAFD
A non-GAAP measure, Cash Available for Distribution is defined as of March 31, 2024 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, cash receipts from notes receivable, cash distributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments and payments for lease expenses, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, changes in prepaid and accrued capacity payments and adjusted for development expenses

CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreement	Amended and Restated Master Services Agreement, dated as of April 30, 2024, among the Company, Clearway Energy LLC, Clearway Energy Operating LLC and CEG
Clearway Energy LLC	The holding company through which the facilities are owned by Clearway Energy Group LLC, the holder of Class B and Class D units, and Clearway Energy, Inc., the holder of the Class A and Class C units
Clearway Energy Group LLC	The holder of all shares of the Company’s Class B and Class D common stock and Clearway Energy LLC’s Class B and Class D units and, from time to time, possibly shares of the Company’s Class A and/or Class C common stock
Clearway Energy Operating LLC	The holder of facilities that are owned by Clearway Energy LLC
Clearway Renew	Clearway Renew LLC, a subsidiary of CEG, and its wholly-owned subsidiaries
Company	Clearway Energy, Inc., together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
Distributed Solar	Solar power facilities, typically less than 20 MW in size (on an alternating current, or AC, basis), that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Assets under common control acquired by the Company from CEG
ERCOT	Electric Reliability Council of Texas, the ISO and the regional reliability coordinator of the various electricity systems within Texas
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GIM	Global Infrastructure Management, LLC, the manager of GIP
GIP	Global Infrastructure Partners
HLBV	Hypothetical Liquidation at Book Value

IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ISO	Independent System Operator, also referred to as an RTO
ITC	Investment Tax Credit
Mesquite Star	Mesquite Star Special LLC
MMBtu	Million British Thermal Units
Mt. Storm	NedPower Mount Storm LLC
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
Net Exposure	Counterparty credit exposure to Clearway Energy, Inc. net of collateral
NOLs	Net Operating Losses
OCI	Other comprehensive income
O&M	Operations and Maintenance
PG&E	Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PTC	Production Tax Credit
RA	Resource adequacy
RENOM	Clearway Renewable Operation & Maintenance LLC, a wholly-owned subsidiary of CEG
Rosie Central BESS	Rosie BESS Devco LLC
RTO	Regional Transmission Organization
SCE	Southern California Edison
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2028 Senior Notes, the 2031 Senior Notes and the 2032 Senior Notes
SOFR	Secured Overnight Financing Rate
SPP	Solar Power Partners
SREC	Solar Renewable Energy Credit
TotalEnergies	TotalEnergies SE
U.S.	United States of America
Utah Solar Portfolio	Seven utility-scale solar farms located in Utah, representing 530 MW of capacity
Utility Scale Solar	Solar power facilities, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VIE	Variable Interest Entity

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(In millions, except per share amounts)	2024	2023
Operating Revenues
Total operating revenues	$263	$288
Operating Costs and Expenses
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	126	108
Depreciation, amortization and accretion	154	128
General and administrative	11	10
Transaction and integration costs	1	—
Total operating costs and expenses	292	246
Operating (Loss) Income	(29)	42
Other Income (Expense)
Equity in earnings (losses) of unconsolidated affiliates	12	(3)
Other income, net	16	8
Loss on debt extinguishment	(1)	—
Interest expense	(57)	(99)
Total other expense, net	(30)	(94)
Loss Before Income Taxes	(59)	(52)
Income tax benefit	(13)	(12)
Net Loss	(46)	(40)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(44)	(40)
Net Loss Attributable to Clearway Energy, Inc.	$(2)	$—
Loss Per Share Attributable to Clearway Energy, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic and diluted	35	35
Weighted average number of Class C common shares outstanding - basic and diluted	82	82
Loss Per Weighted Average Class A and Class C Common Share - Basic and Diluted	$(0.02)	$—
Dividends Per Class A Common Share	$0.4033	$0.3745
Dividends Per Class C Common Share	$0.4033	$0.3745
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
(In millions)	2024	2023
Net Loss	$(46)	$(40)
Other Comprehensive Loss
Unrealized loss on derivatives and changes in accumulated OCI, net of income tax benefit, of $—, and $1	(1)	(3)
Other comprehensive loss	(1)	(3)
Comprehensive Loss	(47)	(43)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(43)	(42)
Comprehensive Loss Attributable to Clearway Energy, Inc.	$(4)	$(1)
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except shares)	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$478	$535
Restricted cash	485	516
Accounts receivable — trade	184	171
Inventory	58	55
Derivative instruments	54	41
Note receivable — affiliate	178	174
Prepayments and other current assets	60	68
Total current assets	1,497	1,560
Property, plant and equipment, net	9,746	9,526
Other Assets
Equity investments in affiliates	349	360
Intangible assets for power purchase agreements, net	2,259	2,303
Other intangible assets, net	72	71
Derivative instruments	111	82
Right-of-use assets, net	615	597
Other non-current assets	213	202
Total other assets	3,619	3,615
Total Assets	$14,862	$14,701
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$565	$558
Accounts payable — trade	123	130
Accounts payable — affiliates	28	31
Derivative instruments	52	51
Accrued interest expense	42	57
Accrued expenses and other current liabilities	64	79
Total current liabilities	874	906
Other Liabilities
Long-term debt	7,579	7,479
Deferred income taxes	111	127
Derivative instruments	309	281
Long-term lease liabilities	642	627
Other non-current liabilities	300	286
Total other liabilities	8,941	8,800
Total Liabilities	9,815	9,706
Redeemable noncontrolling interest in subsidiaries	2	1
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 202,080,794 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 82,391,441, Class D 42,336,750) at March 31, 2024 and 202,080,794 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 82,391,441, Class D 42,336,750) at December 31, 2023	1	1
Additional paid-in capital	1,741	1,732
Retained earnings	311	361
Accumulated other comprehensive income	5	7
Noncontrolling interest	2,987	2,893
Total Stockholders’ Equity	5,045	4,994
Total Liabilities and Stockholders’ Equity	$14,862	$14,701
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(In millions)	2024	2023
Cash Flows from Operating Activities
Net Loss	$(46)	$(40)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in (earnings) losses of unconsolidated affiliates	(12)	3
Distributions from unconsolidated affiliates	9	6
Depreciation, amortization and accretion	154	128
Amortization of financing costs and debt discounts	4	3
Amortization of intangibles	46	47
Loss on debt extinguishment	1	—
Reduction in carrying amount of right-of-use assets	4	4
Changes in deferred income taxes	(10)	(11)
Changes in derivative instruments and amortization of accumulated OCI	2	3
Cash used in changes in other working capital:
Changes in prepaid and accrued liabilities for tolling agreements	(10)	(39)
Changes in other working capital	(61)	(29)
Net Cash Provided by Operating Activities	81	75
Cash Flows from Investing Activities
Acquisition of Drop Down Assets, net of cash acquired	(111)	(7)
Capital expenditures	(98)	(88)
Return of investment from unconsolidated affiliates	4	9
Other	2	—
Net Cash Used in Investing Activities	(203)	(86)
Cash Flows from Financing Activities
Contributions from noncontrolling interests, net of distributions	207	273
Payments of dividends and distributions	(81)	(76)
Proceeds from the issuance of long-term debt	74	42
Payments of debt issuance costs	—	(7)
Payments for long-term debt	(166)	(204)
Net Cash Provided by Financing Activities	34	28
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(88)	17
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,051	996
Cash, Cash Equivalents and Restricted Cash at End of Period	$963	$1,013
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2024
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balances at December 31, 2023	$—	$1	$1,732	$361	$7	$2,893	$4,994
Net loss	—	—	—	(2)	—	(45)	(47)
Unrealized (loss) gain on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	(2)	1	(1)
Distributions to CEG, net of contributions, cash	—	—	—	—	—	(1)	(1)
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	215	215
Transfers of assets under common control	—	—	2	—	—	(42)	(40)
Non-cash adjustments for change in tax basis	—	—	6	—	—	—	6
Stock-based compensation	—	—	1	—	—	—	1
Common stock dividends and distributions to CEG unit holders	—	—	—	(47)	—	(34)	(81)
Other	—	—	—	(1)	—	—	(1)
Balances at March 31, 2024	$—	$1	$1,741	$311	$5	$2,987	$5,045

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balances at December 31, 2022	$—	$1	$1,761	$463	$9	$1,792	$4,026
Net loss	—	—	—	—	—	(43)	(43)
Unrealized loss on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	(1)	(2)	(3)
Contributions from CEG, net of distributions, cash	—	—	—	—	—	30	30
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	215	215
Transfers of assets under common control	—	—	(52)	—	—	46	(6)
Non-cash adjustments for change in tax basis	—	—	9	—	—	—	9
Stock based compensation	—	—	1	—	—	—	1
Common stock dividends and distributions to CEG unit holders	—	—	—	(44)	—	(32)	(76)
Balances at March 31, 2023	$—	$1	$1,719	$419	$8	$2,006	$4,153
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
The Company is one of the largest renewable energy owners in the U.S. with approximately 6,200 net MW of installed wind, solar and battery energy storage system, or BESS, facilities. The Company’s approximately 8,700 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets.
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
As of March 31, 2024, the Company owned 57.90% of the economic interests of Clearway Energy LLC, with CEG owning 42.10% of the economic interests of Clearway Energy LLC.

The following table represents a summarized structure of the Company as of March 31, 2024:

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

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the SEC’s regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the consolidated financial statements included in the Company’s 2023 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company’s consolidated financial position as of March 31, 2024, and results of operations, comprehensive loss and cash flows for the three months ended March 31, 2024 and 2023.
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

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at subsidiary facilities was $141 million and $125 million as of March 31, 2024 and December 31, 2023, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2024	December 31, 2023
	(In millions)
Cash and cash equivalents	$478	$535
Restricted cash	485	516
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$963	$1,051
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company’s facilities that are restricted in their use. As of March 31, 2024, these restricted funds were comprised of $173 million designated to fund operating expenses, $187 million designated for current debt service payments and $87 million restricted for reserves including debt service, performance obligations and other reserves as well as capital expenditures. The remaining $38 million is held in distributions reserve accounts.
Supplemental Cash Flow Information
The following table provides a disaggregation of the amounts classified as Acquisition of Drop Down Assets, net of cash acquired, shown in the consolidated statements of cash flows:

	Three months ended March 31,
	2024	2023
	(In millions)
Cash paid to acquire Drop Down Assets	$(112)	$(21)
Cash acquired from the acquisition of Drop Down Assets	1	14
Acquisition of Drop Down Assets, net of cash acquired	$(111)	$(7)
Accumulated Depreciation and Accumulated Amortization
The following table presents the accumulated depreciation included in property, plant and equipment, net, and accumulated amortization included in intangible assets, net:

	March 31, 2024	December 31, 2023
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$3,633	$3,485
Intangible Assets Accumulated Amortization	1,055	1,009
Dividends to Class A and Class C Common Stockholders
The following table lists the dividends paid on the Company's Class A and Class C common stock during the three months ended March 31, 2024:

First Quarter 2024
Dividends per Class A share	$0.4033
Dividends per Class C share	0.4033
Dividends on the Class A and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
On May 9, 2024, the Company declared quarterly dividends on its Class A and Class C common stock of $0.4102 per share payable on June 17, 2024 to stockholders of record as of June 3, 2024.

Noncontrolling Interests
Clearway Energy LLC Distributions to CEG
The following table lists distributions paid to CEG during the three months ended March 31, 2024 on Clearway Energy LLC’s Class B and D units:

First Quarter 2024
Distributions per Class B Unit	$0.4033
Distributions per Class D Unit	0.4033
On May 9, 2024, Clearway Energy LLC declared a distribution on its Class B and Class D units of $0.4102 per unit payable on June 17, 2024 to unit holders of record as of June 3, 2024.
Revenue Recognition
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers along with the reportable segment for each category:

	Three months ended March 31, 2024
(In millions)	Conventional Generation	Renewables	Total
Energy revenue (a)	$22	$221	$243
Capacity revenue (a)	63	9	72
Other revenues	2	14	16
Contract amortization	(5)	(41)	(46)
Mark-to-market for economic hedges	13	(35)	(22)
Total operating revenues	95	168	263
Less: Mark-to-market for economic hedges	(13)	35	22
Less: Lease revenue	(29)	(177)	(206)
Less: Contract amortization	5	41	46
Total revenue from contracts with customers	$58	$67	$125

(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Total
Energy revenue	$1	$169	$170
Capacity revenue	28	8	36
Total	$29	$177	$206

	Three months ended March 31, 2023
(In millions)	Conventional Generation	Renewables	Total
Energy revenue (a)	$1	$198	$199
Capacity revenue (a)	100	5	105
Other revenues	—	12	12
Contract amortization	(6)	(41)	(47)
Mark-to-market for economic hedges	—	19	19
Total operating revenues	95	193	288
Less: Mark-to-market for economic hedges	—	(19)	(19)
Less: Lease revenue	(101)	(156)	(257)
Less: Contract amortization	6	41	47
Total revenue from contracts with customers	$—	$59	$59

(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Total
Energy revenue	$1	$152	$153
Capacity revenue	100	4	104
Total	$101	$156	$257
Contract Balances
The following table reflects the contract assets and liabilities included on the Company’s consolidated balance sheets:

	March 31, 2024	December 31, 2023
	(In millions)
Accounts receivable, net - Contracts with customers	$62	$66
Accounts receivable, net - Leases	122	105
Total accounts receivable, net	$184	$171

Note 3 — Acquisitions
Cedar Creek Drop Down — On April 16, 2024, the Company, through its indirect subsidiary, Cedar Creek Wind Holdco LLC, acquired Cedar Creek Holdco LLC, a 160 MW wind facility that is located in Bingham County, Idaho, from Clearway Renew for cash consideration of $117 million. Cedar Creek Wind Holdco LLC consolidates as primary beneficiary, Cedar Creek TE Holdco LLC, a tax equity fund that owns the Cedar Creek wind facility. Also on April 16, 2024, a tax equity investor contributed $108 million to acquire the Class A membership interests in Cedar Creek TE Holdco LLC. Cedar Creek has a 25-year PPA with an investment-grade utility that commenced in March 2024. The acquisition was funded with existing sources of liquidity.
Texas Solar Nova 2 Drop Down — On March 15, 2024, the Company, through its indirect subsidiary, TSN1 TE Holdco LLC, acquired Texas Solar Nova 2, LLC, a 200 MW solar facility that is located in Kent County, Texas, from Clearway Renew for cash consideration of $112 million, $17 million of which was funded by the Company with the remaining $95 million funded through a contribution from the cash equity investor in Lighthouse Renewable Holdco 2 LLC, which is a partnership. Lighthouse Renewable Holdco 2 LLC indirectly consolidates as primary beneficiary, TSN1 TE Holdco LLC, a tax equity fund that owns the Texas Solar Nova 1 and Texas Solar Nova 2 solar facilities, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. Texas Solar Nova 2 has an 18-year PPA with an investment-grade counterparty that commenced in March 2024. The Texas Solar Nova 2 operations are reflected in the Company’s Renewables segment and the Company’s portion of the purchase price was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Texas Solar Nova 2 on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid of $112 million and the historical cost of the Company’s net assets acquired of $72 million was recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected $9 million of the Company’s purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item distributions to CEG, net of contributions in the consolidated statements of stockholders’ equity.
The following is a summary of assets and liabilities transferred in connection with the acquisition as of March 15, 2024:

(In millions)	Texas Solar Nova 2
Cash	$1
Property, plant and equipment	280
Right-of-use assets, net	21
Derivative assets	6
Other current and non-current assets	4
Total assets acquired	312

Long-term debt (a)	194
Long-term lease liabilities	19
Other current and non-current liabilities	27
Total liabilities assumed	240
Net assets acquired	$72

(a) Includes an $80 million term loan and a $115 million tax equity bridge loan, offset by $1 million in unamortized debt issuance costs. See Note 7, Long-term Debt, for further discussion of the long-term debt assumed in the acquisition.
Note 4 — Investments Accounted for by the Equity Method and Variable Interest Entities
Entities that are not Consolidated
The Company has interests in entities that are considered VIEs under ASC 810, but for which it is not considered the primary beneficiary. The Company accounts for its interests in these entities and entities in which it has a significant investment under the equity method of accounting, as further described under Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the consolidated financial statements included in the Company’s 2023 Form 10-K.

The following table reflects the Company’s equity investments in unconsolidated affiliates as of March 31, 2024:

Name	Economic Interest	Investment Balance (a)
		(In millions)
Avenal	50%	$6
Desert Sunlight	25%	219
Elkhorn Ridge	67%	13
GenConn (b)	50%	76
Rosie Central BESS (b)	50%	28
San Juan Mesa	75%	7
		$349

(a) The Company’s maximum exposure to loss is limited to its investment balances.
(b) GenConn and Rosie Central BESS are VIEs.
Entities that are Consolidated
As further described under Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the consolidated financial statements included in the Company’s 2023 Form 10-K, the Company has a controlling financial interest in certain entities which have been identified as VIEs under ASC 810, Consolidations, or ASC 810. These arrangements are primarily related to tax equity arrangements entered into with third parties in order to monetize certain tax credits associated with wind, solar and BESS facilities. The Company also has a controlling financial interest in certain partnership arrangements with third-party investors, which also have been identified as VIEs. Under the Company’s arrangements that have been identified as VIEs, the third-party investors are allocated earnings, tax attributes and distributable cash in accordance with the respective limited liability company agreements. Many of these arrangements also provide a mechanism to facilitate achievement of the investor’s specified return by providing incremental cash distributions to the investor at a specified date if the specified return has not yet been achieved.
The following is a summary of significant activity during the three months ended March 31, 2024 related to the Company’s consolidated VIEs:
Lighthouse Renewable Holdco 2 LLC
As described in Note 3, Acquisitions, on March 15, 2024, TSN1 TE Holdco LLC, an indirect subsidiary of the Company, acquired Texas Solar Nova 2, LLC. The Company, through Lighthouse Renewable Holdco 2 LLC, a partnership, consolidates TSN1 TE Holdco LLC, a tax equity fund that owns the Texas Solar Nova 1 and Texas Solar Nova 2 solar facilities. The Company recorded the noncontrolling interest of the cash equity investor in Lighthouse Renewable Holdco 2 LLC at historical carrying amount, with the offset to additional-paid in capital. The Class A membership interests in TSN1 TE Holdco LLC are held by a tax equity investor and are reflected as noncontrolling interest on the Company’s consolidated balance sheet.
Daggett Renewable Holdco LLC
Effective January 1, 2024, the Company and the cash equity investor in Daggett Renewable HoldCo LLC and Daggett 2 TargetCo LLC, the indirect owner of the Daggett 2 solar and BESS facility, agreed to transfer Daggett 2 TargetCo LLC to Daggett Renewable Holdco LLC. As the transfer was among entities under common control, the transaction was recognized at historical cost and no gain or loss was recognized.

Summarized financial information for the Company’s consolidated VIEs consisted of the following as of March 31, 2024:

(In millions)	Buckthorn Holdings, LLC	DGPV Funds (a)	Langford TE Partnership LLC	Daggett Renewable Holdco LLC (b)	Lighthouse Renewable Holdco LLC (c)	Lighthouse Renewable Holdco 2 LLC (d)
Other current and non-current assets	$3	$51	$24	$226	$73	$165
Property, plant and equipment	183	376	113	1,389	408	1,343
Intangible assets	—	1	—	—	—	1
Total assets	186	428	137	1,615	481	1,509
Current and non-current liabilities	12	49	70	646	140	565
Total liabilities	12	49	70	646	140	565
Noncontrolling interest	13	5	66	959	253	712
Net assets less noncontrolling interest	$161	$374	$1	$10	$88	$232

(a) DGPV Funds is comprised of Clearway & EFS Distributed Solar LLC, Golden Puma Fund LLC, Renew Solar CS4 Fund LLC and Chestnut Fund LLC, which are all tax equity funds.
(b) Daggett Renewable Holdco LLC consolidates Daggett TE Holdco LLC and Daggett 2 TE Holdco LLC, which are consolidated VIEs.
(c) Lighthouse Renewable Holdco LLC consolidates Black Rock TE Holdco LLC and Mililani TE Holdco LLC, which are consolidated VIEs.
(d) Lighthouse Renewable Holdco 2 LLC consolidates Mesquite Sky TE Holdco LLC, Mesquite Star Tax Equity Holdco LLC and TSN1 TE Holdco LLC, which are consolidated VIEs.

(In millions)	Oahu Solar LLC	Rattlesnake TE Holdco LLC	Rosie TargetCo LLC	VP-Arica TargetCo LLC (a)	Wildorado TE Holdco LLC	Other (b)
Other current and non-current assets	$37	$14	$303	$101	$29	$27
Property, plant and equipment	155	173	528	1,019	184	234
Intangible assets	—	—	—	2	—	15
Total assets	192	187	831	1,122	213	276
Current and non-current liabilities	22	17	397	893	17	91
Total liabilities	22	17	397	893	17	91
Noncontrolling interest	22	81	180	68	97	91
Net assets less noncontrolling interest	$148	$89	$254	$161	$99	$94

(a) VP-Arica TargetCo LLC consolidates VP-Arica TE Holdco LLC, a consolidated VIE that owns the Victory Pass and Arica solar and BESS facilities.
(b) Other is comprised of Elbow Creek TE Holdco LLC, Pinnacle Repowering TE Holdco LLC and the Spring Canyon facilities.
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
The carrying amount and estimated fair value of the Company’s recorded financial instrument not carried at fair market value or that does not approximate fair value is as follows:

	As of March 31, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion (a)	$8,204	$7,631	$8,102	$7,611

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

	As of March 31, 2024		As of December 31, 2023
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$1,889	$5,742	$1,939	$5,672
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheets. The following table presents assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2024		As of December 31, 2023
	Fair Value (a)		Fair Value (a)
(In millions)	Level 2 (b)	Level 3	Level 2 (b)	Level 3
Derivative assets:
Energy-related commodity contracts (c)	$—	$8	$2	$—
Interest rate contracts	157	—	121	—
Other financial instruments (d)	—	14	—	13
Total assets	$157	$22	$123	$13
Derivative liabilities:
Energy-related commodity contracts (e)	$—	$361	$—	$330
Interest rate contracts	—	—	2	—
Total liabilities	$—	$361	$2	$330

(a) There were no derivative assets or liabilities classified as Level 1 as of March 31, 2024 and December 31, 2023.
(b) The Company’s interest rate swaps are measured at fair value using an income approach, which uses readily observable inputs, such as forward interest rates (e.g., SOFR) and contractual terms to estimate fair value.
(c) Includes long-term backbone transportation service contracts classified as Level 2 and short-term heat rate call option contracts classified as Level 3.
(d) Includes SREC contract.
(e) As of March 31, 2024 and December 31, 2023, amounts include $361 million and $325 million related to long-term power commodity contracts and zero and $5 million related to short-term heat rate call option contracts, respectively.

The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs:

	Three months ended March 31,
	2024	2023
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(317)	$(336)
Settlements	(1)	4
Total (losses) gains for the period included in earnings	(21)	16
Ending balance	$(339)	$(316)
Change in unrealized losses included in earnings for derivatives and other financial instruments held as of March 31, 2024	$(21)
Derivative and Financial Instruments Fair Value Measurements
The Company's contracts are non-exchange-traded and valued using prices provided by external sources. The Company uses quoted observable forward prices to value its energy-related commodity contracts, which includes long-term power commodity contracts and heat rate call option contracts. To the extent that observable forward prices are not available, the quoted prices reflect the average of the forward prices from the prior year, adjusted for inflation. As of March 31, 2024, contracts valued with prices provided by models and other valuation techniques make up 6% of derivative assets and 100% of derivative liabilities and other financial instruments.
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
The following table quantifies the significant unobservable inputs used in developing the fair value of the Company’s Level 3 positions:

	March 31, 2024
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Long-term Power Commodity Contracts	$—	$361	Discounted Cash Flow	Forward Market Price (per MWh)	$19.73	$86.87	$43.47
Heat Rate Call Option Commodity Contracts	8	—	Option Model	Forward Market Price (per MWh)	$(28.22)	$1,321.77	$53.33
			Option Model	Forward Market Price (per MMBtu)	$1.15	$14.51	$5.52
Other Financial Instruments	14	—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	60,801 MWh	121,602 MWh	115,622 MWh
The following table provides the impact on the fair value measurements to increases/(decreases) in significant unobservable inputs as of March 31, 2024:

Type	Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Energy-Related Commodity Contracts	Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
Energy-Related Commodity Contracts	Forward Market Price Gas	Sell	Increase/(Decrease)	Higher/(Lower)
Other Financial Instruments	Forecast Generation Levels	Sell	Increase/(Decrease)	Higher/(Lower)

The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the Net Exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the Net Exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of March 31, 2024, the non-performance reserve was a $12 million gain recorded primarily to total operating revenues in the consolidated statements of operations. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
Concentration of Credit Risk
In addition to the credit risk discussion as disclosed under Item 15 — Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s 2023 Form 10-K, the following item is a discussion of the concentration of credit risk for the Company’s financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; (ii) monitoring of counterparties’ credit limits on an as needed basis; (iii) as applicable, the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties.
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
Note 6 — Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Item 15 — Note 7, Accounting for Derivative Instruments and Hedging Activities, to the consolidated financial statements included in the Company’s 2023 Form 10-K.
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. As of March 31, 2024, the Company had interest rate derivative instruments on non-recourse debt extending through 2040, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.
Energy-Related Commodity Contracts
As of March 31, 2024, the Company had energy-related derivative instruments extending through 2033. At March 31, 2024, these contracts were not designated as cash flow or fair value hedges.

Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative transactions broken out by commodity:

		Total Volume
		March 31, 2024	December 31, 2023
Commodity	Units	(In millions)
Power	MWh	(21)	(23)
Natural Gas	MMBtu	16	17
Interest	Dollars	$1,610	$2,467
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the consolidated balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$8	$7	$—	$—
Interest rate contracts long-term	17	12	—	2
Total Derivatives Designated as Cash Flow Hedges	$25	$19	$—	$2
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	$38	$33	$—	$—
Interest rate contracts long-term	94	69	—	—
Energy-related commodity contracts current	8	1	52	51
Energy-related commodity contracts long-term	—	1	309	279
Total Derivatives Not Designated as Cash Flow Hedges	$140	$104	$361	$330
Total Derivatives	$165	$123	$361	$332
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty level. As of March 31, 2024 and December 31, 2023, the amount of outstanding collateral paid or received was immaterial. The following tables summarize the offsetting of derivatives by counterparty:

	Gross Amounts Not Offset in the Statement of Financial Position
As of March 31, 2024	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Energy-related commodity contracts	(In millions)
Derivative assets	$8	$—	$8
Derivative liabilities	(361)	—	(361)
Total energy-related commodity contracts	$(353)	$—	$(353)
Interest rate contracts
Derivative assets	$157	$—	$157
Total interest rate contracts	$157	$—	$157
Total derivative instruments	$(196)	$—	$(196)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2023	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Energy-related commodity contracts	(In millions)
Derivative assets	$2	$—	$2
Derivative liabilities	(330)	—	(330)
Total energy-related commodity contracts	$(328)	$—	$(328)
Interest rate contracts
Derivative assets	$121	$(2)	$119
Derivative liabilities	(2)	2	—
Total interest rate contracts	$119	$—	$119
Total derivative instruments	$(209)	$—	$(209)
Accumulated Other Comprehensive Income
The following table summarizes the effects on the Company’s accumulated OCI balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Three months ended March 31,
	2024	2023
	(In millions)
Accumulated OCI beginning balance	$18	$24
Reclassified from accumulated OCI to income due to realization of previously deferred amounts	(1)	—
Mark-to-market of cash flow hedge accounting contracts	—	(3)
Accumulated OCI ending balance, net of income tax expense of $2 and $2, respectively	17	21
Accumulated OCI attributable to noncontrolling interests	12	13
Accumulated OCI attributable to Clearway Energy, Inc.	$5	$8
Gains expected to be realized from OCI during the next 12 months, net of income tax expense of $2	$4
Amounts reclassified from accumulated OCI into income are recorded to interest expense.
Impact of Derivative Instruments on the Consolidated Statements of Operations
Mark-to-market gains/(losses) related to the Company’s derivatives are recorded in the consolidated statements of operations as follows:

	Three months ended March 31,
	2024	2023
	(In millions)
Interest Rate Contracts (Interest expense)	$23	$(21)
Energy-Related Commodity Contracts (Mark-to-market for economic hedging activities) (a)	(23)	18
Energy-Related Commodity Contracts (Mark-to-market for economic hedging activities included in Cost of operations) (b)	(2)	—

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

Note 7 — Long-term Debt
This note should be read in conjunction with the complete description under Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company’s 2023 Form 10-K. The Company’s borrowings, including short-term and long-term portions, consisted of the following:

(In millions, except rates)	March 31, 2024	December 31, 2023	March 31, 2024 interest rate % (a)	Letters of Credit Outstanding at March 31, 2024
2028 Senior Notes	$850	$850	4.750
2031 Senior Notes	925	925	3.750
2032 Senior Notes	350	350	3.750
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2028 (b)	—	—	S+1.850	$228
Non-recourse facility-level debt:
Agua Caliente Solar LLC, due 2037	607	612	2.395-3.633	14
Alta Wind Asset Management LLC, due 2031	11	11	S+2.775	—
Alta Wind I-V lease financing arrangements, due 2034 and 2035	660	660	5.696-7.015	67
Alta Wind Realty Investments LLC, due 2031	19	20	7.000	—
Borrego, due 2024 and 2038	48	48	Various	4
Broken Bow, due 2031	40	41	S+2.100	6
Buckthorn Solar, due 2025	116	116	S+2.100	20
Carlsbad Energy Holdings LLC, due 2027	92	93	S+1.900	73
Carlsbad Energy Holdings LLC, due 2038	407	407	4.120	—
Carlsbad Holdco, LLC, due 2038	195	195	4.210	5
Cedro Hill, due 2024 and 2029	168	165	S+1.375	—
Crofton Bluffs, due 2031	26	27	S+2.100	3
CVSR, due 2037	585	601	2.339-3.775	—
CVSR Holdco Notes, due 2037	143	152	4.680	12
Daggett 2, due 2028	156	156	S+1.762	32
Daggett 3, due 2028	217	217	S+1.762	44
DG-CS Master Borrower LLC, due 2040	378	385	3.510	29
Mililani Class B Member Holdco LLC, due 2028	92	92	S+1.600	18
NIMH Solar, due 2024	146	148	S+2.275	12
Oahu Solar Holdings LLC, due 2026	80	81	S+1.525	10
Rosie Class B LLC, due 2024 and 2029	353	347	S+1.250-1.375	26
Texas Solar Nova 1, due 2028 (c)	—	102	S+1.750	—
TSN1 Class B Member LLC, due 2029 (c)	182	—	S+1.750	88
Utah Solar Holdings, due 2036	242	242	3.590	155
Viento Funding II, LLC, due 2029	171	175	S+1.475	27
Victory Pass and Arica, due 2024	819	757	S+1.125	—
Other	123	124	Various	73
Subtotal non-recourse facility-level debt	6,076	5,974
Total debt	8,201	8,099
Less current maturities	(565)	(558)
Less net debt issuance costs	(60)	(65)
Add premiums (d)	3	3
Total long-term debt	$7,579	$7,479

(a) As of March 31, 2024, S+ equals SOFR plus x%.
(b) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement.
(c) On March 15, 2024, Texas Solar Nova 1’s financing agreement was amended to merge the facility-level debt of Texas Solar Nova 1 and Texas Solar Nova 2 as a combined term loan under TSN1 Class B Member LLC.
(d) Premiums relate to the 2028 Senior Notes.
The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of March 31, 2024, the Company was in compliance with all of the required covenants.

The discussion below describes material changes to or additions of long-term debt for the three months ended March 31, 2024.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
As of March 31, 2024, the Company had no outstanding borrowings under the revolving credit facility and $228 million in letters of credit outstanding.
Facility-level Debt
Victory Pass and Arica
On May 1, 2024, when the Victory Pass and Arica solar and BESS facilities reached substantial completion, the Company paid $165 million to Clearway Renew as an additional purchase price, in connection with the Company’s acquisition of the Class A membership interests in VP-Arica TargetCo LLC on October 31, 2023, which was funded with existing sources of liquidity. During the three months ended March 31, 2024, the Company borrowed an additional $62 million in tax equity bridge loans. Also on May 1, 2024, the cash equity investor contributed an additional $347 million, the tax equity investor contributed an additional $410 million and CEG contributed $52 million, which were utilized, along with the $103 million in escrow, to repay the $351 million cash equity bridge loan, to repay the $468 million tax equity bridge loan, to fund $75 million in construction completion reserves and to pay $18 million in associated fees.
Texas Solar Nova 1 and Texas Solar Nova 2
On March 15, 2024, as part of the acquisition of Texas Solar Nova 2, as further described in Note 3, Acquisitions, the Company assumed the facility’s financing agreement, which included an $80 million term loan and a $115 million tax equity bridge loan, offset by $1 million in unamortized debt issuance costs. At acquisition date, the tax equity investor contributed $130 million, which was utilized, along with $9 million of the Company’s purchase price that was contributed back by CEG, to repay the $115 million tax equity bridge loan, to fund $19 million in construction completion reserves, which is included in restricted cash on the Company’s consolidated balance sheet, and to pay $4 million in associated fees.
Additionally, on March 15, 2024, Texas Solar Nova 1’s financing agreement was amended to merge the Texas Solar Nova 1 and Texas Solar Nova 2 term loans as a combined term loan under TSN1 Class B Member LLC that matures on March 15, 2029.
Note 8 — Loss Per Share
Basic loss per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the year are weighted for the portion of the year that they were outstanding. Diluted loss per share is computed in a manner consistent with that of basic losses per share while giving effect to all potentially dilutive common shares that were outstanding during the period.
The reconciliation of the Company’s basic and diluted loss per share is shown in the following table:

	Three months ended March 31,
	2024		2023
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted loss per share attributable to Clearway Energy, Inc. common stockholders
Net loss attributable to Clearway Energy, Inc.	$(1)	$(1)	$—	$—
Weighted average number of common shares outstanding — basic and diluted	35	82	35	82
Loss per weighted average common share — basic and diluted	$(0.02)	$(0.02)	$—	$—

(a) Net loss attributable to Clearway Energy, Inc. and basic and diluted loss per share might not recalculate due to presenting amounts in millions rather than whole dollars.

Note 9 — Segment Reporting
The Company’s segment structure reflects how management currently operates and allocates resources. The Company’s businesses are segregated based on conventional power generation and renewable businesses, which consist of solar, wind and battery energy storage system, or BESS, facilities. The Corporate segment reflects the Company’s corporate costs and includes eliminating entries. The Company’s chief operating decision maker, its Chief Executive Officer, evaluates the performance of its segments based on operational measures including adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, and CAFD, as well as net income (loss).

	Three months ended March 31, 2024
(In millions)	Conventional Generation	Renewables	Corporate (a)	Total
Operating revenues	$95	$168	$—	$263
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	42	85	(1)	126
Depreciation, amortization and accretion	32	122	—	154
General and administrative	—	—	11	11
Transaction and integration costs	—	—	1	1
Operating income (loss)	21	(39)	(11)	(29)
Equity in earnings of unconsolidated affiliates	1	11	—	12
Other income, net	1	10	5	16
Loss on debt extinguishment	—	(1)	—	(1)
Interest expense	(7)	(25)	(25)	(57)
Income (loss) before income taxes	16	(44)	(31)	(59)
Income tax benefit	—	—	(13)	(13)
Net Income (Loss)	$16	$(44)	$(18)	$(46)
Total Assets	$2,049	$12,448	$365	$14,862

(a) Includes eliminations.

	Three months ended March 31, 2023
(In millions)	Conventional Generation	Renewables	Corporate (a)	Total
Operating revenues	$95	$193	$—	$288
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	29	79	—	108
Depreciation, amortization and accretion	33	95	—	128
General and administrative	—	—	10	10
Operating income (loss)	33	19	(10)	42
Equity in earnings (losses) of unconsolidated affiliates	1	(4)	—	(3)
Other income, net	1	1	6	8
Interest expense	(11)	(64)	(24)	(99)
Income (loss) before income taxes	24	(48)	(28)	(52)
Income tax benefit	—	—	(12)	(12)
Net Income (Loss)	$24	$(48)	$(16)	$(40)

(a) Includes eliminations.

Note 10 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following amounts:

	Three months ended March 31,
	2024	2023
	(In millions, except percentages)
Loss before income taxes	$(59)	$(52)
Income tax benefit	(13)	(12)
Effective income tax rate	22.0%	23.1%
For each of the three months ended March 31, 2024 and 2023, the overall effective tax rate was different than the statutory rate of 21% primarily due to the allocation of taxable earnings and losses based on the partners’ interest in Clearway Energy LLC, which includes the effects of applying the HLBV method of accounting for book purposes for certain partnerships.
For tax purposes, Clearway Energy LLC is treated as a partnership; therefore, the Company and CEG each record their respective share of taxable income or loss.
Note 11 — Related Party Transactions
In addition to the transactions and relationships described elsewhere in the notes to the consolidated financial statements, certain subsidiaries of CEG provide services to the Company and its subsidiaries. Amounts due to CEG subsidiaries are recorded as accounts payable — affiliates and amounts due to the Company from CEG subsidiaries are recorded as accounts receivable — affiliates in the Company’s consolidated balance sheets. The disclosures below summarize the Company’s material related party transactions with CEG and its subsidiaries that are included in the Company’s operating costs.
O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, services to these subsidiaries. The Company incurred total expenses for these services of $19 million and $17 million for the three months ended March 31, 2024 and 2023, respectively. There was a balance of $10 million and $13 million due to RENOM as of March 31, 2024 and December 31, 2023, respectively.
Administrative Services Agreements by and between the Company and CEG
Various wholly-owned subsidiaries of the Company are parties to services agreements with Clearway Asset Services LLC and Solar Asset Management LLC, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company's subsidiaries. The Company incurred expenses under these agreements of $6 million and $4 million for the three months ended March 31, 2024, and 2023, respectively. There was a balance of $2 million due to CEG for each of the periods ended March 31, 2024 and December 31, 2023.
CEG Master Services Agreement
The Company is a party to the CEG Master Services Agreement, pursuant to which CEG and certain of its affiliates or third-party service providers provide certain services to the Company, including operational and administrative services, which include human resources, information systems, cybersecurity, external affairs, accounting, procurement and risk management services, and the Company provides certain services to CEG, including accounting, internal audit, tax and treasury services, in exchange for the payment of fees in respect of such services. The Company incurred net expenses under these agreements of $1 million for each of the three months ended March 31, 2024 and 2023.
On April 30, 2024, the CEG Master Services Agreement was amended and restated as a result of a reorganization effected by the Company pursuant to which all of the employees and operations of the Company will transfer to CEG as of January 1, 2025. Under the amended and restated agreement, CEG and certain of its affiliates or third-party service providers will continue to provide the operational and administrative services outlined above, and, effective January 1, 2025, CEG will also provide accounting, internal audit, tax, legal and treasury services, in exchange for payment of fees in respect of such services. Certain independent functions will be directed by the Company’s Governance, Conflicts and Nominating Committee and paid for by the Company, while being administered by CEG.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company’s historical financial condition and results of operations.
As you read this discussion and analysis, refer to the Company’s consolidated financial statements to this Form 10-Q, which present the results of operations for the three months ended March 31, 2024 and 2023. Also refer to the Company’s 2023 Form 10-K, which includes detailed discussions of various items impacting the Company’s business, results of operations and financial condition.
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
The Company is one of the largest renewable energy owners in the U.S. with approximately 6,200 net MW of installed wind, solar and battery energy storage system, or BESS, facilities. The Company’s approximately 8,700 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of these offtake agreements was approximately 10 years as of March 31, 2024 based on CAFD.
As of March 31, 2024, the Company’s operating assets are comprised of the following facilities:

Facilities	Percentage Ownership	Net Capacity (MW) (a)	Counterparty	Expiration
Conventional
Carlsbad	100%	527	San Diego Gas & Electric	2038
El Segundo	100%	550	SCE	2026 - 2027
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Various	2026 - 2030
Walnut Creek	100%	485	SCE	2026
Total Conventional		2,472
Utility Scale Solar
Agua Caliente	51%	148	PG&E	2039
Alpine	100%	66	PG&E	2033
Arica (b)	40%	40	Various	2041
Avenal	50%	23	PG&E	2031
Avra Valley	100%	27	Tucson Electric Power	2032
Blythe	100%	21	SCE	2029
Borrego	100%	26	San Diego Gas and Electric	2038
Buckthorn Solar (b)	100%	150	City of Georgetown, TX	2043
CVSR	100%	250	PG&E	2038
Daggett 2 (b)	25%	46	Various	2038
Daggett 3 (b)	25%	75	Various	2033 - 2038
Desert Sunlight 250	25%	63	SCE	2034
Desert Sunlight 300	25%	75	PG&E	2039
Kansas South	100%	20	PG&E	2033
Mililani I (b)	50%	20	Hawaiian Electric Company	2042
Oahu Solar (b)	100%	61	Hawaiian Electric Company	2041
Roadrunner	100%	20	El Paso Electric	2031
Rosamond Central (b)	50%	96	Various	2035 - 2047
TA High Desert	100%	20	SCE	2033

Facilities	Percentage Ownership	Net Capacity (MW) (a)	Counterparty	Expiration
Texas Solar Nova 1 (b)	50%	126	Verizon	2042
Texas Solar Nova 2 (b)	50%	100	Verizon	2042
Utah Solar Portfolio	100%	530	PacifiCorp	2036
Victory Pass (b)	40%	80	Various	2039
Waiawa (b)	50%	18	Hawaiian Electric Company	2043
Total Utility Scale Solar		2,101
BESS
Daggett 2 (b)	25%	33	Various	2038
Daggett 3 (b)	25%	37	Various	2033 - 2038
Mililani I (b)	50%	20	Hawaiian Electric Company	2042
Victory Pass (b)	40%	20	Various	2039
Waiawa (b)	50%	18	Hawaiian Electric Company	2043
Total BESS		128
Distributed Solar
DGPV Funds (b)	100%	286	Various	2030 - 2044
Solar Power Partners (SPP)	100%	25	Various	2026 - 2037
Other DG Facilities	100%	21	Various	2025 - 2039
Total Distributed Solar		332
Wind
Alta I	100%	150	SCE	2035
Alta II	100%	150	SCE	2035
Alta III	100%	150	SCE	2035
Alta IV	100%	102	SCE	2035
Alta V	100%	168	SCE	2035
Alta X	100%	137	SCE	2038
Alta XI	100%	90	SCE	2038
Black Rock (b)	50%	58	Toyota and AEP	2036
Broken Bow	100%	80	Nebraska Public Power District	2032
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Cedro Hill	100%	150	CPS Energy	2030
Crofton Bluffs	100%	42	Nebraska Public Power District	2032
Elbow Creek (b)	100%	122	Various	2029
Elkhorn Ridge	66.7%	54	Nebraska Public Power District	2029
Forward	100%	29	Constellation NewEnergy, Inc.	2025
Goat Wind	100%	150	Dow Pipeline Company	2025
Langford (b)	100%	160	Goldman Sachs	2033
Laredo Ridge	100%	81	Nebraska Public Power District	2031
Lookout	100%	38	Southern Maryland Electric Cooperative	2030
Mesquite Sky (b)	50%	170	Various	2033 - 2036
Mesquite Star (b)	50%	210	Various	2032 - 2035
Mountain Wind 1	100%	61	PacifiCorp	2033
Mountain Wind 2	100%	80	PacifiCorp	2033
Mt. Storm	100%	264	Citigroup	2031
Ocotillo	100%	55	N/A
Odin	99.9%	21	Missouri River Energy Services	2028
Pinnacle (b)	100%	54	Maryland Department of General Services and University System of Maryland	2031
Rattlesnake (b) (c)	100%	160	Avista Corporation	2040

Facilities	Percentage Ownership	Net Capacity (MW) (a)	Counterparty	Expiration
San Juan Mesa	75%	90	Southwestern Public Service Company	2025
Sleeping Bear	100%	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork	100%	19	PacifiCorp	2028
Spring Canyon II (b)	90.1%	31	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	26	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado (b)	100%	161	Southwestern Public Service Company	2027
Total Wind		3,658
Total net generation capacity		8,691

(a) Net capacity represents the maximum, or rated, generating or storage capacity of the facility multiplied by the Company’s percentage ownership in the facility as of March 31, 2024.
(b) Facilities are part of tax equity arrangements, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities.
(c) Rattlesnake has a deliverable capacity of 144 MW.

Significant Events
Drop Down Transactions
•On May 3, 2024, the Company, through an indirect subsidiary, entered into an agreement with Clearway Renew to acquire the Class A membership interests in Dan’s Mountain, a 55 MW wind facility currently under construction in Allegany County, Maryland, for $44 million in cash consideration, subject to closing adjustments. The consummation of the transaction is subject to customary closing conditions and certain third-party approvals and is expected in the first half of 2025.
•On May 7, 2024, the Company, through an indirect subsidiary, entered into an agreement with Clearway Renew to acquire the Class A membership interests in Rosamond South I, a 140 MW solar facility that will be paired with a 117 MW BESS currently under development in Rosamond, California, for $21 million in cash consideration, subject to closing adjustments. The consummation of the transaction is subject to customary closing conditions and certain third-party approvals and is expected in the first half of 2025.
•On April 16, 2024, the Company, through its indirect subsidiary, Cedar Creek Wind Holdco LLC, acquired Cedar Creek Holdco LLC, a 160 MW wind facility that is located in Bingham County, Idaho, from Clearway Renew for cash consideration of $117 million. Cedar Creek Wind Holdco LLC consolidates as primary beneficiary, Cedar Creek TE Holdco LLC, a tax equity fund that owns the Cedar Creek wind facility. See Note 3, Acquisitions, for further discussion of the transaction.
•On March 15, 2024, the Company, through its indirect subsidiary, TSN1 TE Holdco LLC, acquired Texas Solar Nova 2, LLC, a 200 MW solar facility that is located in Kent County, Texas, from Clearway Renew for cash consideration of $112 million, $17 million of which was funded by the Company with the remaining $95 million funded through a contribution from the cash equity investor in Lighthouse Renewable Holdco 2 LLC, which is a partnership. Lighthouse Renewable Holdco 2 LLC indirectly consolidates as primary beneficiary, TSN1 TE Holdco LLC, a tax equity fund that owns the Texas Solar Nova 1 and Texas Solar Nova 2 solar facilities. See Note 3, Acquisitions, for further discussion of the transaction.
RA Agreements
•On May 6, 2024, the Company contracted with a load serving entity to sell approximately 97 MW of Walnut Creek’s RA commencing in January 2027 and ending in December 2027. Walnut Creek is contracted for 100% of its capacity through 2026 and is now contracted for approximately 20% of its capacity through 2027.
•On March 28, 2024, the Company contracted with a load serving entity to sell approximately 90 MW of Marsh Landing’s RA commencing in September 2026 and ending in December 2030. Marsh Landing is now contracted for 100% of its capacity through the majority of 2026 and approximately 74% of its capacity through 2027.
Facility-level Financing Activities
•In connection with the 2024 Drop Down of Texas Solar Nova 2, the Company assumed non-recourse facility-level debt. See Note 7, Long-term Debt, for further discussion of the non-recourse facility-level debt.
•On May 1, 2024, when the Victory Pass and Arica solar and BESS facilities reached substantial completion, the Company paid $165 million to Clearway Renew as an additional purchase price, in connection with the Company’s acquisition of the Class A membership interests in VP-Arica TargetCo LLC on October 31, 2023. Also on May 1, 2024, the cash equity investor contributed an additional $347 million, the tax equity investor contributed an additional $410 million and CEG contributed $52 million, which were utilized, along with the $103 million in escrow, to repay the cash equity bridge loan, to repay the tax equity bridge loan, to fund construction completion reserves and to pay associated fees. See Note 7, Long-term Debt, for further discussion of the non-recourse facility-level debt.
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

The Company’s environmental matters are further described in the Company’s 2023 Form 10-K in Item 1, Business — Environmental Matters and Item 1A, Risk Factors.
Regulatory Matters
The following disclosures about the Company’s regulatory matters provide an update to, and should be read in conjunction with, Item 1, Business — Regulatory Matters and Item 1A, Risk Factors, of the Company’s 2023 Form 10-K.
On March 6, 2024, the SEC adopted a new set of rules that require a wide range of climate-related disclosures, including material climate-related risks, information on any climate-related targets or goals that are material to the registrant’s business, results of operations or financial condition, Scope 1 and Scope 2 GHG emissions on a phased-in basis by certain larger registrants when those emissions are material and the filing of an attestation report covering the same, and disclosure of the financial statement effects of severe weather events and other natural conditions including costs and losses. Compliance dates under the final rule are phased in by registrant category. Multiple lawsuits have been filed challenging the SEC’s new climate rules, which have been consolidated and will be heard in the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC issued an order staying the final rules until judicial review is complete.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended March 31,
(In millions)	2024	2023	Change
Operating Revenues
Energy and capacity revenues	$315	$304	$11
Other revenues	16	12	4
Contract amortization	(46)	(47)	1
Mark-to-market for economic hedges	(22)	19	(41)
Total operating revenues	263	288	(25)
Operating Costs and Expenses
Cost of fuels	14	—	14
Operations and maintenance	83	83	—
Mark-to-market for economic hedges	2	—	2
Other costs of operations	27	25	2
Depreciation, amortization and accretion	154	128	26
General and administrative	11	10	1
Transaction and integration costs	1	—	1
Total operating costs and expenses	292	246	46
Operating (Loss) Income	(29)	42	(71)
Other Income (Expense)
Equity in earnings (losses) of unconsolidated affiliates	12	(3)	15
Other income, net	16	8	8
Loss on debt extinguishment	(1)	—	(1)
Derivative interest income (expense)	23	(21)	44
Other interest expense	(80)	(78)	(2)
Total other expense, net	(30)	(94)	64
Loss Before Income Taxes	(59)	(52)	(7)
Income tax benefit	(13)	(12)	(1)
Net Loss	(46)	(40)	(6)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(44)	(40)	(4)
Net Loss Attributable to Clearway Energy, Inc.	$(2)	$—	$(2)

	Three months ended March 31,
Business metrics:	2024	2023
Solar MWh generated/sold (in thousands) (a)	1,443	866
Wind MWh generated/sold (in thousands) (a)	2,519	2,744
Renewables MWh generated/sold (in thousands) (a)	3,962	3,610
Solar weighted-average capacity factor (b)	21.0%	19.9%
Wind weighted-average capacity factor (c)	31.0%	33.6%
Conventional MWh generated (in thousands)	175	89
Conventional equivalent availability factor	86.3%	74.4%

(a) Volumes do not include the MWh generated/sold by the Company’s equity method investments.
(b) Typical average capacity factors for solar facilities is 25%. The weighted-average capacity factors can vary based on seasonality and weather.
(c) Typical average capacity factors for wind facilities is 25-45%. The weighted-average capacity factors can vary based on seasonality and weather.

Management’s Discussion of the Results of Operations for the Three Months Ended March 31, 2024 and 2023
Operating Revenues
Operating revenues decreased by $25 million during the three months ended March 31, 2024, compared to the same period in 2023, due to a combination of the drivers summarized in the table below:

		(In millions)
Conventional Segment	Decrease primarily driven by lower prices for capacity revenue due to the expiration of PPAs and commencement of RA capacity revenue at the Walnut Creek, Marsh Landing and El Segundo facilities during 2023.	$(43)
	Increase primarily driven by higher energy revenue due to the commencement of merchant operations following the expiration of PPAs at the Walnut Creek and Marsh Landing facilities during the second quarter of 2023 and the El Segundo facility during the third quarter of 2023.	21
	Increase driven by lower availability at El Segundo facility in 2023 due to the timing of annual planned maintenance outages.	8
Renewables Segment	Increase for solar and BESS acquisitions driven by Daggett 2, Daggett 3 and Arica, which reached commercial operations in December 2023, July 2023 and March 2024, respectively, and the acquisition of Texas Solar Nova 1 in December 2023.	16
	Increase driven by higher wind production primarily at the Alta wind facilities.	13
Contract amortization	Decrease driven by the Walnut Creek PPA, which was fully amortized during the second quarter of 2023.	1
Mark-to-market economic hedging activities	Decrease driven by increases in forward power prices in the ERCOT and PJM markets.	(54)
	Increase due to heat rate call option contracts entered into by El Segundo, Marsh Landing and Walnut Creek during the fourth quarter of 2023.	13
		$(25)
Cost of Fuels
Cost of fuels increased by $14 million during the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by fuel purchases and the related cost of emissions obligations as a result of the expiration of PPAs and the commencement of merchant operations at the Walnut Creek and Marsh Landing facilities in the second quarter of 2023 and the El Segundo facility in the third quarter of 2023.
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion increased $26 million during the three months ended March 31, 2024, compared to the same period in 2023, due to a $27 million increase in the Renewables segment primarily related to the Daggett 2 and Daggett 3 solar and BESS facilities, which reached commercial operations in December 2023 and July 2023, respectively, and the acquisition of the Texas Solar Nova 1 solar facility in December 2023, offset by a $1 million decrease in the Conventional segment.
Interest Expense
Interest expense decreased by $42 million during the three months ended March 31, 2024, compared to the same period in 2023, primarily due to the following:

(In millions)
Change in fair value of interest rate swaps due to changes in interest rates	$(44)
Increase in interest expense for the Renewables segment primarily due to the Daggett 2 and Daggett 3 solar and BESS acquisitions in February 2023 and August 2023, respectively, and the Texas Solar Nova 1 acquisition in December 2023	3
Other	(1)
$(42)

Income Tax Benefit
For the three months ended March 31, 2024, the Company recorded an income tax benefit of $13 million on pretax loss of $59 million. For the same period in 2023, the Company recorded an income tax benefit of $12 million on a pretax loss of $52 million. The $1 million increase in income tax benefit during the three months ended March 31, 2024, compared to the same period in 2023, was primarily due to the allocation of taxable earnings and losses, which includes the effect of applying the HLBV method of accounting for book purposes for certain partnerships.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the three months ended March 31, 2024, the Company had a net loss of $44 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method	$(42)
CEG’s economic interest in Clearway Energy LLC	(11)
Income attributable to third-party partnerships	9
$(44)
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
Current Liquidity Position
As of March 31, 2024 and December 31, 2023, the Company’s liquidity was approximately $1.44 billion and $1.51 billion, respectively, comprised of cash, restricted cash and availability under the Company’s revolving credit facility.

(In millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents:
Clearway Energy, Inc. and Clearway Energy LLC, excluding subsidiaries	$337	$410
Subsidiaries	141	125
Restricted cash:
Operating accounts	173	176
Reserves, including debt service, distributions, performance obligations and other reserves	312	340
Total cash, cash equivalents and restricted cash	963	1,051
Revolving credit facility availability	472	454
Total liquidity	$1,435	$1,505
The Company’s liquidity includes $485 million and $516 million of restricted cash balances as of March 31, 2024 and December 31, 2023, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company’s facilities that are restricted in their use. As of March 31, 2024, these restricted funds were comprised of $173 million designated to fund operating expenses, approximately $187 million designated for current debt service payments and $87 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $38 million is held in distribution reserve accounts.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
As of March 31, 2024, the Company had no outstanding borrowings under the revolving credit facility and $228 million in letters of credit outstanding. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
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

The following table summarizes the credit ratings for the Company and its Senior Notes as of March 31, 2024:

	S&P	Moody’s
Clearway Energy, Inc.	BB	Ba2
4.750% Senior Notes, due 2028	BB	Ba2
3.750% Senior Notes, due 2031	BB	Ba2
3.750% Senior Notes, due 2032	BB	Ba2
Sources of Liquidity
The Company’s principal sources of liquidity include cash on hand, cash generated from operations, proceeds from sales of assets, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. As described in Note 7, Long-term Debt, to this Form 10-Q and Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company’s 2023 Form 10-K, the Company’s financing arrangements consist of corporate level debt, which includes Senior Notes and the revolving credit facility; the ATM Program; and facility-level financings for its various assets.
Uses of Liquidity
The Company’s requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Note 7, Long-term Debt; (ii) capital expenditures; (iii) off-balance sheet arrangements; (iv) acquisitions and investments, as described more fully in Note 3, Acquisitions; and (v) cash dividends to investors.
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
For the three months ended March 31, 2024, the Company used approximately $98 million to fund capital expenditures, including growth expenditures of $96 million in the Renewables segment, funded through construction-related financing. Renewables segment capital expenditures included $56 million incurred in connection with the Victory Pass and Arica solar and BESS facilities, $14 million incurred in connection with the Daggett 2 solar and BESS facility, $8 million incurred in connection with the Rosamond Central BESS addition, $8 million incurred in connection with the Daggett 3 solar and BESS facility, $7 million incurred in connection with the Texas Solar Nova 1 solar facility and $3 million incurred by other wind and solar facilities. In addition, the Company incurred $2 million in maintenance capital expenditures. The Company estimates $40 million of maintenance expenditures for 2024. These estimates are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates.
Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of March 31, 2024, the Company has several investments with an ownership interest percentage of 50% or less. GenConn and Rosie Central BESS are VIEs for which the Company is not the primary beneficiary. The Company’s pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $299 million as of March 31, 2024. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.

Contractual Obligations and Commercial Commitments
The Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company’s capital expenditure programs, as disclosed in the Company’s 2023 Form 10-K.
Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by CEG, as well as generation assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its business.
Victory Pass and Arica Drop Down — On May 1, 2024, when the Victory Pass and Arica solar and BESS facilities reached substantial completion, the Company paid $165 million to Clearway Renew as an additional purchase price, in connection with the Company’s acquisition of the Class A membership interests in VP-Arica TargetCo LLC on October 31, 2023, which was funded with existing sources of liquidity. During the three months ended March 31, 2024, the Company borrowed an additional $62 million in tax equity bridge loans. Also on May 1, 2024, the cash equity investor contributed an additional $347 million, the tax equity investor contributed an additional $410 million and CEG contributed $52 million, which were utilized, along with the $103 million in escrow, to repay the cash equity bridge loan, to repay the tax equity bridge loan, to fund construction completion reserves and to pay associated fees.
Cedar Creek Drop Down — On April 16, 2024, the Company, through its indirect subsidiary, Cedar Creek Wind Holdco LLC, acquired Cedar Creek Holdco LLC, a 160 MW wind facility that is located in Bingham County, Idaho, from Clearway Renew for cash consideration of $117 million. Cedar Creek Wind Holdco LLC consolidates as primary beneficiary, Cedar Creek TE Holdco LLC, a tax equity fund that owns the Cedar Creek wind facility. Also on April 16, 2024, a tax equity investor contributed $108 million to acquire the Class A membership interests in Cedar Creek TE Holdco LLC. Cedar Creek has a 25-year PPA with an investment-grade utility that commenced in March 2024. The acquisition was funded with existing sources of liquidity.
Texas Solar Nova 2 Drop Down — On March 15, 2024, the Company, through its indirect subsidiary, TSN1 TE Holdco LLC, acquired Texas Solar Nova 2, LLC, a 200 MW solar facility that is located in Kent County, Texas, from Clearway Renew for cash consideration of $112 million, $17 million of which was funded by the Company with the remaining $95 million funded through a contribution from the cash equity investor in Lighthouse Renewable Holdco 2 LLC, which is a partnership. Lighthouse Renewable Holdco 2 LLC indirectly consolidates as primary beneficiary, TSN1 TE Holdco LLC, a tax equity fund that owns the Texas Solar Nova 1 and Texas Solar Nova 2 solar facilities. Texas Solar Nova 2 has an 18-year PPA with an investment-grade counterparty that commenced in March 2024. The Company’s portion of the purchase price was funded with existing sources of liquidity. Additionally, the Company assumed the facility’s financing agreement, which included a tax equity bridge loan that was repaid at acquisition date and a term loan.
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
The following table lists the dividends paid on the Company’s Class A common stock and Class C common stock during the three months ended March 31, 2024:

First Quarter 2024
Dividends per Class A share	$0.4033
Dividends per Class C share	0.4033
On May 9, 2024, the Company declared quarterly dividends on its Class A and Class C common stock of $0.4102 per share payable on June 17, 2024 to stockholders of record as of June 3, 2024.

Cash Flow Discussion
The following tables reflect the changes in cash flows for the comparative periods:

	Three months ended March 31,
	2024	2023	Change
	(In millions)
Net cash provided by operating activities	$81	$75	$6
Net cash used in investing activities	(203)	(86)	(117)
Net cash provided by financing activities	34	28	6
Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase in operating income after adjusting for non-cash items	$6
Increase in distributions from unconsolidated affiliates	3
Decrease in working capital primarily driven by the timing of accounts receivable collections and payments of current liabilities, including accounts payable and current income taxes	(3)
$6
Net Cash Used in Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Increase in cash paid for Drop Down Assets, net of cash acquired	$(104)
Increase in capital expenditures	(10)
Decrease in the return of investment from unconsolidated affiliates	(5)
Other	2
$(117)
Net Cash Provided by Financing Activities

Changes in net cash provided by financing activities were driven by:	(In millions)
Decrease in payments for long-term debt and an increase in proceeds from issuance of long-term debt	$70
Payment of debt issuance costs in 2023	7
Decrease in contributions from noncontrolling interests, net of distributions	(66)
Increase in dividends paid to common stockholders and distributions paid to CEG unit holders	(5)
$6

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
As of December 31, 2023, the Company had a cumulative federal NOL carryforward balance of $353 million for financial statement purposes, none of which were subject to expiration. Additionally, as of December 31, 2023, the Company had a cumulative state NOL carryforward balance of $102 million for financial statement purposes, which will expire between 2024 and 2040 if unutilized. The Company does not anticipate material income tax payments through 2026. In addition, as of December 31, 2023, the Company had PTC and ITC carryforward balances totaling $21 million, which will expire between 2035 and 2043 if unutilized.
As of December 31, 2023, the Company had an interest disallowance carryforward of $75 million as a result of Internal Revenue Code §163(j). The disallowed interest deduction has an indefinite carryforward period and any limitations on the utilization of this carryforward have been factored into the Company’s valuation allowance analysis.
The Company did not make any income tax payments during the three months ended March 31, 2024. The Company does not anticipate being subject to the corporate minimum tax on financial statement income as enacted by the recently passed the IRA, which is discussed in further detail below.
The IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for certain taxpayers, a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022 and business tax credits and incentives for the development of clean energy facilities and the production of clean energy. The Company continues to analyze the potential impact of the IRA and monitor guidance to be issued by the United States Department of the Treasury, but it does not anticipate the corporate minimum tax will apply to it or that the IRA will otherwise have a material impact on its consolidated financial statements.
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
The Company has no material uncertain tax benefits as of March 31, 2024.
Fair Value of Derivative Instruments
The Company may enter into energy-related commodity contracts to mitigate variability in earnings due to fluctuations in spot market prices. In addition, in order to mitigate interest rate risk associated with the issuance of variable rate debt, the Company enters into interest rate swap agreements.
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at March 31, 2024, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at March 31, 2024. For a full discussion of the Company’s valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses) Gains	(In millions)
Fair value of contracts as of December 31, 2023	$(209)
Changes in fair value	13
Fair value of contracts as of March 31, 2024	$(196)

	Fair value of contracts as of March 31, 2024
	Maturity
Fair Value Hierarchy (Losses) Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$46	$41	$61	$9	$157
Level 3	(44)	(112)	(95)	(102)	(353)
Total	$2	$(71)	$(34)	$(93)	$(196)
The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements and related disclosures in compliance with GAAP requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular facilities, legal and regulatory challenges and the fair value of certain assets and liabilities. These judgments, in and of themselves, could materially affect the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment may also have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies has not changed.
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
The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company’s critical accounting policies include income taxes and valuation allowance for deferred tax assets, accounting utilizing HLBV, acquisition accounting and determining the fair value of financial instruments.
Recent Accounting Developments
See Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to several market risks in its normal business activities. Market risk is the potential loss that may result from market changes associated with the Company’s power generation or with an existing or forecasted financial or commodity transaction. The types of market risks the Company is exposed to are commodity price risk, interest rate risk, liquidity risk and credit risk. The following disclosures about market risk provide an update to, and should be read in conjunction with, Item 7A — Quantitative and Qualitative Disclosures About Market Risk, of the Company’s 2023 Form 10-K.
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MWh increase or decrease in power prices across the term of the long-term power commodity contracts would cause a change of approximately $6 million to the net value of the related derivatives as of March 31, 2024.
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
Most of the Company’s subsidiaries enter into interest rate swaps intended to hedge the risks associated with interest rates on non-recourse facility-level debt. See Item 15 — Note 10, Long-term Debt, to the Company’s audited consolidated financial statements for the year ended December 31, 2023 included in the 2023 Form 10-K for more information about interest rate swaps of the Company’s subsidiaries.
If all of the interest rate swaps had been discontinued on March 31, 2024, the counterparties would have owed the Company $163 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of March 31, 2024, a change of 1%, or 100 basis points, in interest rates would result in an approximately $5 million change in market interest expense on a rolling twelve-month basis.
As of March 31, 2024, the fair value of the Company’s debt was $7.63 billion and the carrying value was $8.20 billion. The Company estimates that a decrease of 1%, or 100 basis points, in market interest rates would have increased the fair value of its long-term debt by approximately $322 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
None.

ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company’s 2023 Form 10-K. There have been no material changes in the Company’s risk factors since those reported in its 2023 Form 10-K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
10.1	Amended and Restated Master Services Agreement, dated as of April 30, 2024, by and among Clearway Energy Group LLC, Clearway Energy, Inc., Clearway Energy LLC and Clearway Energy Operating LLC	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of Christopher S. Sotos.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Sarah Rubenstein.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWAY ENERGY, INC. (Registrant)

/s/ CHRISTOPHER S. SOTOS
Christopher S. Sotos
President and Chief Executive Officer (Principal Executive Officer)

/s/ SARAH RUBENSTEIN
Sarah Rubenstein
Date: May 9, 2024	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)