Form 10-Q
period 2024-09-30
Clearway Energy, Inc.
filed 2024-10-30
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024

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
Yes ☐       No ☒
As of October 28, 2024, there were 34,613,853 shares of Class A common stock outstanding, par value $0.01 per share, 42,738,750 shares of Class B common stock outstanding, par value $0.01 per share, 82,831,652 shares of Class C common stock outstanding, par value $0.01 per share, and 41,961,750 shares of Class D common stock outstanding, par value $0.01 per share.

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
CAFD
A non-GAAP measure, Cash Available for Distribution is defined as of September 30, 2024 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, cash receipts from notes receivable, cash distributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments and payments for lease expenses, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, changes in prepaid and accrued capacity payments and adjusted for development expenses

Capistrano Portfolio Holdco LLC	The holding company that owns four wind facilities representing 263 MW of capacity, which includes Broken Bow and Crofton Bluffs located in Nebraska and Mountain Wind 1 and Mountain Wind 2 located in Wyoming
CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreement	Amended and Restated Master Services Agreement, dated as of April 30, 2024, among the Company, Clearway Energy LLC, Clearway Energy Operating LLC and CEG
Clearway Energy LLC	The holding company through which the facilities are owned by Clearway Energy Group LLC, the holder of Class B and Class D units, and Clearway Energy, Inc., the holder of the Class A and Class C units
Clearway Energy Group LLC	The holder of all shares of the Company’s Class B and Class D common stock and Clearway Energy LLC’s Class B and Class D units and, from time to time, possibly shares of the Company’s Class A and/or Class C common stock
Clearway Energy Operating LLC	The holder of facilities that are owned by Clearway Energy LLC
Clearway Renew	Clearway Renew LLC, a subsidiary of CEG, and its wholly-owned subsidiaries
Company	Clearway Energy, Inc., together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
Distributed Solar	Solar power facilities, typically less than 20 MW in size (on an alternating current, or AC, basis), that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Assets under common control acquired by the Company from CEG
ERCOT	Electric Reliability Council of Texas, the ISO and the regional reliability coordinator of the various electricity systems within Texas
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GIM	Global Infrastructure Management, LLC, the manager of GIP

GIP	Global Infrastructure Partners
HLBV	Hypothetical Liquidation at Book Value
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ISO	Independent System Operator, also referred to as an RTO
ITC	Investment Tax Credit
Mesquite Star	Mesquite Star Special LLC
MMBtu	Million British Thermal Units
Mt. Storm	NedPower Mount Storm LLC
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
Natural Gas Holdco	Natural Gas CA Holdco LLC
Net Exposure	Counterparty credit exposure to Clearway Energy, Inc. net of collateral
NOLs	Net Operating Losses
OCI	Other comprehensive income
O&M	Operations and Maintenance
PG&E	Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PTC	Production Tax Credit
RA	Resource adequacy
RENOM	Clearway Renewable Operation & Maintenance LLC, a wholly-owned subsidiary of CEG
Rosie Central BESS	Rosie BESS Devco LLC
RTO	Regional Transmission Organization
SCE	Southern California Edison
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2028 Senior Notes, the 2031 Senior Notes and the 2032 Senior Notes
SOFR	Secured Overnight Financing Rate
SPP	Solar Power Partners
SREC	Solar Renewable Energy Credit
TotalEnergies	TotalEnergies SE
U.S.	United States of America
Utah Solar Portfolio	Seven utility-scale solar farms located in Utah, representing 530 MW of capacity
Utility Scale Solar	Solar power facilities, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VIE	Variable Interest Entity

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Operating Revenues
Total operating revenues	$486	$371	$1,115	$1,065
Operating Costs and Expenses
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	135	134	378	360
Depreciation, amortization and accretion	164	133	471	389
General and administrative	9	9	29	28
Transaction and integration costs	—	1	4	3
Total operating costs and expenses	308	277	882	780
Operating Income	178	94	233	285
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	13	11	33	11
Other income, net	8	15	36	32
Loss on debt extinguishment	—	—	(3)	—
Interest expense	(139)	(48)	(284)	(202)
Total other expense, net	(118)	(22)	(218)	(159)
Income Before Income Taxes	60	72	15	126
Income tax expense	33	57	30	67
Net Income (Loss)	27	15	(15)	59
Less: Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(9)	11	(100)	17
Net Income Attributable to Clearway Energy, Inc.	$36	$4	$85	$42
Earnings Per Share Attributable to Clearway Energy, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic and diluted	35	35	35	35
Weighted average number of Class C common shares outstanding - basic and diluted	83	82	83	82
Earnings Per Weighted Average Class A and Class C Common Share - Basic and Diluted	$0.31	$0.03	$0.72	$0.36
Dividends Per Class A Common Share	$0.4171	$0.3891	$1.2306	$1.1454
Dividends Per Class C Common Share	$0.4171	$0.3891	$1.2306	$1.1454
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Net Income (Loss)	$27	$15	$(15)	$59
Other Comprehensive (Loss) Income
Unrealized (loss) gain on derivatives and changes in accumulated OCI, net of income tax (benefit) expense of $(2), $1, $(2), and $1	(13)	8	(13)	8
Other comprehensive (loss) income	(13)	8	(13)	8
Comprehensive Income (Loss)	14	23	(28)	67
Less: Comprehensive (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(18)	17	(107)	23
Comprehensive Income Attributable to Clearway Energy, Inc.	$32	$6	$79	$44
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except shares)	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$292	$535
Restricted cash	382	516
Accounts receivable — trade	199	171
Inventory	63	55
Derivative instruments	34	41
Note receivable — affiliate	—	174
Prepayments and other current assets	81	68
Total current assets	1,051	1,560
Property, plant and equipment, net	9,895	9,526
Other Assets
Equity investments in affiliates	322	360
Intangible assets for power purchase agreements, net	2,170	2,303
Other intangible assets, net	70	71
Derivative instruments	70	82
Right-of-use assets, net	548	597
Other non-current assets	123	202
Total other assets	3,303	3,615
Total Assets	$14,249	$14,701
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$412	$558
Accounts payable — trade	78	130
Accounts payable — affiliates	14	31
Derivative instruments	51	51
Accrued interest expense	35	57
Accrued expenses and other current liabilities	71	79
Total current liabilities	661	906
Other Liabilities
Long-term debt	6,732	7,479
Deferred income taxes	58	127
Derivative instruments	279	281
Long-term lease liabilities	570	627
Other non-current liabilities	316	286
Total other liabilities	7,955	8,800
Total Liabilities	8,616	9,706
Redeemable noncontrolling interest in subsidiaries	9	1
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 202,143,697 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 82,829,344, Class D 41,961,750) at September 30, 2024 and 202,080,794 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 82,391,441, Class D 42,336,750) at December 31, 2023	1	1
Additional paid-in capital	1,831	1,732
Retained earnings	301	361
Accumulated other comprehensive income	1	7
Noncontrolling interest	3,490	2,893
Total Stockholders’ Equity	5,624	4,994
Total Liabilities and Stockholders’ Equity	$14,249	$14,701
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(In millions)	2024	2023
Cash Flows from Operating Activities
Net (Loss) Income	$(15)	$59
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(33)	(11)
Distributions from unconsolidated affiliates	21	17
Depreciation, amortization and accretion	471	389
Amortization of financing costs and debt discounts	10	9
Amortization of intangibles	137	139
Loss on debt extinguishment	3	—
Reduction in carrying amount of right-of-use assets	11	11
Changes in deferred income taxes	23	49
Changes in derivative instruments and amortization of accumulated OCI	34	(64)
Cash provided by (used in) changes in other working capital:
Changes in prepaid and accrued liabilities for tolling agreements	3	(23)
Changes in other working capital	(87)	(79)
Net Cash Provided by Operating Activities	578	496
Cash Flows from Investing Activities
Acquisition of Drop Down Assets, net of cash acquired	(671)	100
Capital expenditures	(237)	(143)
Return of investment from unconsolidated affiliates	38	14
Decrease (increase) in note receivable — affiliate	184	(215)
Investments in unconsolidated affiliates	—	(28)
Other	12	1
Net Cash Used in Investing Activities	(674)	(271)
Cash Flows from Financing Activities
Contributions from noncontrolling interests, net of distributions	1,385	294
Payments of dividends and distributions	(249)	(231)
Tax-related distributions	—	(21)
Proceeds from the issuance of long-term debt	255	293
Payments of debt issuance costs	(7)	(14)
Payments for long-term debt	(1,664)	(384)
Other	(1)	(2)
Net Cash Used in Financing Activities	(281)	(65)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(377)	160
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,051	996
Cash, Cash Equivalents and Restricted Cash at End of Period	$674	$1,156
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2024
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balances at December 31, 2023	$—	$1	$1,732	$361	$7	$2,893	$4,994
Net loss	—	—	—	(2)	—	(45)	(47)
Unrealized (loss) gain on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	(2)	1	(1)
Distributions to CEG, net of contributions, cash	—	—	—	—	—	(1)	(1)
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	215	215
Transfers of assets under common control	—	—	2	—	—	(42)	(40)
Non-cash adjustments for change in tax basis	—	—	6	—	—	—	6
Stock-based compensation	—	—	1	—	—	—	1
Common stock dividends and distributions to CEG unit holders	—	—	—	(47)	—	(34)	(81)
Other	—	—	—	(1)	—	—	(1)
Balances at March 31, 2024	—	1	1,741	311	5	2,987	5,045
Net income (loss)	—	—	—	51	—	(51)	—
Unrealized gain on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	—	1	1
Contributions from CEG, net of distributions, cash	—	—	—	—	—	222	222
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	988	988
Distributions to noncontrolling interests, net of contributions, non-cash	—	—	—	—	—	(1)	(1)
Transfers of assets under common control	—	—	5	—	—	(549)	(544)
Non-cash adjustments for change in tax basis	—	—	85	—	—	—	85
Stock-based compensation	—	—	(1)	—	—	—	(1)
Common stock dividends and distributions to CEG unit holders	—	—	—	(48)	—	(35)	(83)
Other	—	—	—	—	—	(1)	(1)
Balances at June 30, 2024	—	1	1,830	314	5	3,561	5,711
Net income (loss)	—	—	—	36	—	(13)	23
Unrealized loss on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	(4)	(9)	(13)
Contributions from CEG, cash	—	—	—	—	—	6	6
Distributions to noncontrolling interests, net of contributions, cash	—	—	—	—	—	(19)	(19)
Stock-based compensation	—	—	1	—	—	—	1
Common stock dividends and distributions to CEG unit holders	—	—	—	(49)	—	(36)	(85)
Balances at September 30, 2024	$—	$1	$1,831	$301	$1	$3,490	$5,624
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2023
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balances at December 31, 2022	$—	$1	$1,761	$463	$9	$1,792	$4,026
Net loss	—	—	—	—	—	(43)	(43)
Unrealized loss on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	(1)	(2)	(3)
Contributions from CEG, net of distributions, cash	—	—	—	—	—	30	30
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	215	215
Transfers of assets under common control	—	—	(52)	—	—	46	(6)
Non-cash adjustments for change in tax basis	—	—	9	—	—	—	9
Stock based compensation	—	—	1	—	—	—	1
Common stock dividends and distributions to CEG unit holders	—	—	—	(44)	—	(32)	(76)
Balances at March 31, 2023	—	1	1,719	419	8	2,006	4,153
Net income	—	—	—	38	—	40	78
Unrealized gain on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	1	2	3
Distributions to CEG, net of contributions, cash	—	—	—	—	—	(4)	(4)
Distributions to noncontrolling interests, net of contributions, cash	—	—	—	—	—	(5)	(5)
Tax-related distribution	—	—	—	—	—	(19)	(19)
Stock based compensation	—	—	(1)	—	—	—	(1)
Common stock dividends and distributions to CEG unit holders	—	—	—	(45)	—	(32)	(77)
Other	—	—	—	—	—	(1)	(1)
Balances at June 30, 2023	—	1	1,718	412	9	1,987	4,127
Net income	—	—	—	4	—	6	10
Unrealized gain on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	2	6	8
Distributions to CEG, cash	—	—	—	—	—	(1)	(1)
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	12	12
Distributions to noncontrolling interests, non-cash	—	—	—	—	—	(7)	(7)
Tax-related distribution	—	—	—	—	—	(2)	(2)
Transfer of assets under common control	—	—	—	—	—	171	171
Non-cash adjustments for change in tax basis	—	—	8	—	—	—	8
Stock based compensation	—	—	2	(1)	—	—	1
Common stock dividends and distributions to CEG unit holders	—	—	—	(45)	—	(33)	(78)
Other	—	—	—	—	—	1	1
Balances at September 30, 2023	$—	$1	$1,728	$370	$11	$2,140	$4,250
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Nature of Business
Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor with a focus on investments in clean energy and owner of modern, sustainable and long-term contracted assets across North America. The Company is sponsored by GIP and TotalEnergies through the portfolio company, Clearway Energy Group LLC, or CEG, which is equally owned by GIP and TotalEnergies. GIP is an independent infrastructure fund manager that makes equity and debt investments in infrastructure assets and businesses. TotalEnergies is a global multi-energy company. CEG is a leading developer of renewable energy infrastructure in the U.S. On October 1, 2024, BlackRock acquired 100% of the business and assets of GIM, which is the investment manager of the GIP funds that own an interest in CEG. BlackRock is a publicly-traded global investment management firm.
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
As of September 30, 2024, the Company owned 58.10% of the economic interests of Clearway Energy LLC, with CEG owning 41.90% of the economic interests of Clearway Energy LLC.

The following table represents a summarized structure of the Company as of September 30, 2024:

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
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2024, and results of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2024 and 2023.
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

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at subsidiary facilities was $202 million and $125 million as of September 30, 2024 and December 31, 2023, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2024	December 31, 2023
	(In millions)
Cash and cash equivalents	$292	$535
Restricted cash	382	516
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$674	$1,051
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company’s facilities that are restricted in their use. As of September 30, 2024, these restricted funds were comprised of $183 million designated to fund operating expenses, $71 million designated for current debt service payments and $89 million restricted for reserves including debt service, performance obligations and other reserves as well as capital expenditures. The remaining $39 million is held in distributions reserve accounts.
Supplemental Cash Flow Information
The following table provides a disaggregation of the amounts classified as Acquisition of Drop Down Assets, net of cash acquired, shown in the consolidated statements of cash flows:

	Nine months ended September 30,
	2024	2023
	(In millions)
Cash paid to acquire Drop Down Assets	$(673)	$(34)
Cash acquired from the acquisition of Drop Down Assets	2	134
Acquisition of Drop Down Assets, net of cash acquired	$(671)	$100
Accumulated Depreciation and Accumulated Amortization
The following table presents the accumulated depreciation included in property, plant and equipment, net, and accumulated amortization included in intangible assets, net:

	September 30, 2024	December 31, 2023
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$3,938	$3,485
Intangible Assets Accumulated Amortization	1,147	1,009
Dividends to Class A and Class C Common Stockholders
The following table lists the dividends paid on the Company's Class A and Class C common stock during the nine months ended September 30, 2024:

	Third Quarter 2024	Second Quarter 2024	First Quarter 2024
Dividends per Class A share	$0.4171	$0.4102	$0.4033
Dividends per Class C share	0.4171	0.4102	0.4033
Dividends on the Class A and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
On October 29, 2024, the Company declared quarterly dividends on its Class A and Class C common stock of $0.4240 per share payable on December 16, 2024 to stockholders of record as of December 2, 2024.

Noncontrolling Interests
Clearway Energy LLC Distributions to CEG
The following table lists distributions paid to CEG during the nine months ended September 30, 2024 on Clearway Energy LLC’s Class B and D units:

	Third Quarter 2024	Second Quarter 2024	First Quarter 2024
Distributions per Class B Unit	$0.4171	$0.4102	$0.4033
Distributions per Class D Unit	0.4171	0.4102	0.4033
On October 29, 2024, Clearway Energy LLC declared a distribution on its Class B and Class D units of $0.4240 per unit payable on December 16, 2024 to unit holders of record as of December 2, 2024.
Revenue Recognition
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers along with the reportable segment for each category:

	Three months ended September 30, 2024
(In millions)	Conventional Generation	Renewables	Total
Energy revenue (a)	$35	$315	$350
Capacity revenue (a)	65	22	87
Other revenues	3	20	23
Contract amortization	(5)	(41)	(46)
Mark-to-market for economic hedges	4	68	72
Total operating revenues	102	384	486
Less: Contract amortization	5	41	46
Less: Mark-to-market for economic hedges	(4)	(68)	(72)
Less: Lease revenue	(27)	(247)	(274)
Total revenue from contracts with customers	$76	$110	$186

(a) The following amounts of energy and capacity revenues relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Total
Energy revenue	$1	$234	$235
Capacity revenue	26	13	39
Total	$27	$247	$274

	Three months ended September 30, 2023
(In millions)	Conventional Generation	Renewables	Total
Energy revenue (a)	$57	$280	$337
Capacity revenue (a)	74	5	79
Other revenues	3	17	20
Contract amortization	(5)	(42)	(47)
Mark-to-market for economic hedges	3	(21)	(18)
Total operating revenues	132	239	371
Less: Contract amortization	5	42	47
Less: Mark-to-market for economic hedges	(3)	21	18
Less: Lease revenue	(41)	(233)	(274)
Total revenue from contracts with customers	$93	$69	$162

(a) The following amounts of energy and capacity revenues relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Total
Energy revenue	$2	$228	$230
Capacity revenue	39	5	44
Total	$41	$233	$274

	Nine months ended September 30, 2024
(In millions)	Conventional Generation	Renewables	Total
Energy revenue (a)	$67	$870	$937
Capacity revenue (a)	195	44	239
Other revenues	6	63	69
Contract amortization	(14)	(124)	(138)
Mark-to-market for economic hedges	12	(4)	8
Total operating revenue	266	849	1,115
Less: Contract amortization	14	124	138
Less: Mark-to-market for economic hedges	(12)	4	(8)
Less: Lease revenue	(84)	(691)	(775)
Total revenue from contracts with customers	$184	$286	$470

(a) The following amounts of energy and capacity revenues relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Total
Energy revenue	$2	$661	$663
Capacity revenue	82	30	112
Total	$84	$691	$775

	Nine months ended September 30, 2023
(In millions)	Conventional Generation	Renewables	Total
Energy revenue (a)	$61	$753	$814
Capacity revenue (a)	270	15	285
Other revenues (a)	24	56	80
Contract amortization	(16)	(125)	(141)
Mark-to-market for economic hedges	3	24	27
Total operating revenue	342	723	1,065
Less: Contract amortization	16	125	141
Less: Mark-to-market for economic hedges	(3)	(24)	(27)
Less: Lease revenue	(246)	(626)	(872)
Total revenue from contracts with customers	$109	$198	$307

(a) The following amounts of energy, capacity and other revenues relate to leases and are accounted for under ASC 842:

(In millions)	Conventional Generation	Renewables	Total
Energy revenue	$4	$613	$617
Capacity revenue	221	13	234
Other revenues (b)	21	—	21
Total	$246	$626	$872

(b) Includes sales-type lease revenue recognized for the Marsh Landing Black Start addition that reached commercial operations on May 31, 2023.
Contract Balances
The following table reflects the contract assets and liabilities included on the Company’s consolidated balance sheets:

	September 30, 2024	December 31, 2023
	(In millions)
Accounts receivable, net - Contracts with customers	$79	$66
Accounts receivable, net - Leases	120	105
Total accounts receivable, net	$199	$171
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
The following table reflects the Company’s equity investments in unconsolidated affiliates as of September 30, 2024:

Name	Economic Interest	Investment Balance (a)
		(In millions)
Avenal	50%	$8
Desert Sunlight	25%	227
Elkhorn Ridge	66.7%	9
GenConn (b)	50%	75
San Juan Mesa	75%	3
		$322

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
The following is a summary of significant activity during the nine months ended September 30, 2024 related to the Company’s consolidated VIEs:
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
Summarized financial information for the Company’s consolidated VIEs consisted of the following as of September 30, 2024:

(In millions)	Buckthorn Holdings, LLC	Cedar Creek TE Holdco LLC	Daggett Renewable Holdco LLC (a)	DGPV Funds (b)	Lighthouse Renewable Holdco LLC (c)	Lighthouse Renewable Holdco 2 LLC (d)
Other current and non-current assets	$5	$35	$220	$59	$61	$139
Property, plant and equipment	179	308	1,353	366	398	1,311
Intangible assets	—	—	—	1	—	2
Total assets	184	343	1,573	426	459	1,452
Current and non-current liabilities	12	119	648	50	136	547
Total liabilities	12	119	648	50	136	547
Noncontrolling interest	8	102	927	12	244	682
Net assets less noncontrolling interest	$164	$122	$(2)	$364	$79	$223

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

(In millions)	Oahu Solar LLC	Rattlesnake TE Holdco LLC	Rosie TargetCo LLC	VP-Arica TargetCo LLC (a)	Wildorado TE Holdco LLC	Other (b)
Other current and non-current assets	$38	$14	$55	$69	$25	$44
Property, plant and equipment	151	168	535	996	182	332
Intangible assets	—	—	—	2	—	14
Total assets	189	182	590	1,067	207	390
Current and non-current liabilities	22	16	222	40	20	149
Total liabilities	22	16	222	40	20	149
Noncontrolling interest	21	77	281	345	86	141
Net assets less noncontrolling interest	$146	$89	$87	$682	$101	$100

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
The carrying amount and estimated fair value of the Company’s recorded financial instrument not carried at fair market value or that does not approximate fair value is as follows:

	As of September 30, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion (a)	$7,201	$6,897	$8,102	$7,611

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

	As of September 30, 2024		As of December 31, 2023
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$2,002	$4,895	$1,939	$5,672

Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheets. The following table presents assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2024		As of December 31, 2023
	Fair Value (a)		Fair Value (a)
(In millions)	Level 2 (b)	Level 3	Level 2 (b)	Level 3
Derivative assets:
Energy-related commodity contracts (c)	$—	$7	$2	$—
Interest rate contracts	97	—	121	—
Other financial instruments (d)	—	10	—	13
Total assets	$97	$17	$123	$13
Derivative liabilities:
Energy-related commodity contracts (e)	$1	$326	$—	$330
Interest rate contracts	3	—	2	—
Total liabilities	$4	$326	$2	$330

(a) There were no derivative assets or liabilities classified as Level 1 as of September 30, 2024 and December 31, 2023.
(b) The Company’s interest rate swaps are measured at fair value using an income approach, which uses readily observable inputs, such as forward interest rates (e.g., SOFR) and contractual terms to estimate fair value.
(c) Includes long-term backbone transportation service contracts classified as Level 2 and short-term heat rate call option contracts classified as Level 3.
(d) Includes SREC contract.
(e) Includes long-term backbone transportation contracts classified as Level 2 and long-term power commodity contracts and short-term heat rate call option contracts classified as Level 3. As of September 30, 2024 and December 31, 2023, Level 3 amounts include $326 million and $325 million related to long-term power commodity contracts and zero and $5 million related to short-term heat rate call option contracts, respectively.
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)		Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(381)	$(291)	$(317)	$(336)
Settlements	6	21	—	30
Total gains (losses) for the period included in earnings	66	(39)	8	(3)
Ending balance	$(309)	$(309)	$(309)	$(309)
Change in unrealized gains included in earnings for derivatives and other financial instruments held as of September 30, 2024	$66		$8
Derivative and Financial Instruments Fair Value Measurements
The Company's contracts are non-exchange-traded and valued using prices provided by external sources. The Company uses quoted observable forward prices to value its energy-related commodity contracts, which includes long-term power commodity contracts and heat rate call option contracts. To the extent that observable forward prices are not available, the quoted prices reflect the average of the forward prices from the prior year, adjusted for inflation. As of September 30, 2024, contracts valued with prices provided by models and other valuation techniques make up 7% of derivative assets and 99% of derivative liabilities and other financial instruments.

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
The following table quantifies the significant unobservable inputs used in developing the fair value of the Company’s Level 3 positions:

	September 30, 2024
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Long-term Power Commodity Contracts	$—	$326	Discounted Cash Flow	Forward Market Price (per MWh)	$19.67	$69.48	$41.94
Heat Rate Call Option Commodity Contracts	7	—	Option Model	Forward Market Price (per MWh)	$(33.90)	$1,083.78	$56.23
			Option Model	Forward Market Price (per MMBtu)	$2.31	$12.52	$5.73
Other Financial Instruments	10	—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	59,425 MWh	118,850 MWh	111,091 MWh
The following table provides the impact on the fair value measurements to increases/(decreases) in significant unobservable inputs as of September 30, 2024:

Type	Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Energy-Related Commodity Contracts	Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
Energy-Related Commodity Contracts	Forward Market Price Gas	Sell	Increase/(Decrease)	Higher/(Lower)
Other Financial Instruments	Forecast Generation Levels	Sell	Increase/(Decrease)	Higher/(Lower)
The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the Net Exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the Net Exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of September 30, 2024, the non-performance reserve was a $17 million gain recorded primarily to total operating revenues in the consolidated statements of income. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
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
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. As of September 30, 2024, the Company had interest rate derivative instruments on non-recourse debt extending through 2040, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.
Energy-Related Commodity Contracts
As of September 30, 2024, the Company had energy-related derivative instruments extending through 2033. At September 30, 2024, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative transactions broken out by commodity:

		Total Volume
		September 30, 2024	December 31, 2023
Commodity	Units	(In millions)
Power	MWh	(18)	(23)
Natural Gas	MMBtu	13	17
Interest	Dollars	$1,711	$2,467

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the consolidated balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$4	$7	$—	$—
Interest rate contracts long-term	10	12	2	2
Total Derivatives Designated as Cash Flow Hedges	$14	$19	$2	$2
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	$23	$33	$—	$—
Interest rate contracts long-term	60	69	1	—
Energy-related commodity contracts current	7	1	51	51
Energy-related commodity contracts long-term	—	1	276	279
Total Derivatives Not Designated as Cash Flow Hedges	$90	$104	$328	$330
Total Derivatives	$104	$123	$330	$332
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty level. As of September 30, 2024 and December 31, 2023, the amount of outstanding collateral paid or received was immaterial. The following tables summarize the offsetting of derivatives by counterparty:

	Gross Amounts Not Offset in the Statement of Financial Position
As of September 30, 2024	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Energy-related commodity contracts	(In millions)
Derivative assets	$7	$—	$7
Derivative liabilities	(327)	—	(327)
Total energy-related commodity contracts	$(320)	$—	$(320)
Interest rate contracts
Derivative assets	$97	$(2)	$95
Derivative liabilities	(3)	2	(1)
Total interest rate contracts	$94	$—	$94
Total derivative instruments	$(226)	$—	$(226)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2023	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Energy-related commodity contracts	(In millions)
Derivative assets	$2	$—	$2
Derivative liabilities	(330)	—	(330)
Total energy-related commodity contracts	$(328)	$—	$(328)
Interest rate contracts
Derivative assets	$121	$(2)	$119
Derivative liabilities	(2)	2	—
Total interest rate contracts	$119	$—	$119
Total derivative instruments	$(209)	$—	$(209)

Accumulated Other Comprehensive Income
The following table summarizes the effects on the Company’s accumulated OCI balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In millions)
Accumulated OCI beginning balance	$18	$24	$18	$24
Reclassified from accumulated OCI to income due to realization of previously deferred amounts	(1)	(1)	(3)	(2)
Mark-to-market of cash flow hedge accounting contracts	(12)	9	(10)	10
Accumulated OCI ending balance, net of income tax expense of $—, $4, $— and $4, respectively	5	32	5	32
Accumulated OCI attributable to noncontrolling interests	4	21	4	21
Accumulated OCI attributable to Clearway Energy, Inc.	$1	$11	$1	$11
Gains expected to be realized from OCI during the next 12 months, net of income tax expense of $1	$2		$2
Amounts reclassified from accumulated OCI into income are recorded to interest expense.
Impact of Derivative Instruments on the Consolidated Statements of Income
Mark-to-market gains/(losses) related to the Company’s derivatives are recorded in the consolidated statements of income as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In millions)
Interest Rate Contracts (Interest expense)	$(57)	$33	$(33)	$34
Energy-Related Commodity Contracts (Mark-to-market for economic hedging activities included in Total operating revenues) (a)	72	(22)	11	28
Energy-Related Commodity Contracts (Mark-to-market for economic hedging activities included in Cost of operations) (b)	—	3	(3)	3

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

Note 7 — Long-term Debt
This note should be read in conjunction with the complete description under Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company’s 2023 Form 10-K. The Company’s borrowings, including short-term and long-term portions, consisted of the following:

(In millions, except rates)	September 30, 2024	December 31, 2023	September 30, 2024 interest rate % (a)	Letters of Credit Outstanding at September 30, 2024
2028 Senior Notes	$850	$850	4.750
2031 Senior Notes	925	925	3.750
2032 Senior Notes	350	350	3.750
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2028 (b)	—	—	S+1.500	$108
Non-recourse facility-level debt:
Agua Caliente Solar LLC, due 2037	591	612	2.395-3.633	14
Alta Wind Asset Management LLC, due 2031	10	11	S+2.775	—
Alta Wind I-V lease financing arrangements, due 2034 and 2035	629	660	5.696-7.015	67
Alta Wind Realty Investments LLC, due 2031	18	20	7.000	—
Borrego, due 2024 and 2038	46	48	Various	4
Broken Bow, due 2031	38	41	S+2.350	6
Buckthorn Solar, due 2025	113	116	S+2.100	21
Carlsbad Energy Holdings LLC, due 2027	76	93	S+1.900	68
Carlsbad Energy Holdings LLC, due 2038	407	407	4.120	—
Carlsbad Holdco, LLC, due 2038	195	195	4.210	6
Cedar Creek, due 2029	109	—	S+1.625	19
Cedro Hill, due 2024 and 2029	186	165	S+1.250-1.375	—
Crofton Bluffs, due 2031	25	27	S+2.350	3
CVSR, due 2037	573	601	2.339-3.775	12
CVSR Holdco Notes, due 2037	143	152	4.680	—
Daggett 2, due 2028	155	156	S+1.762	32
Daggett 3, due 2028	217	217	S+1.762	44
DG-CS Master Borrower LLC, due 2040	356	385	3.510	30
Mililani Class B Member Holdco LLC, due 2028	90	92	S+1.600	18
Natural Gas Holdco LC Facility, due 2027	—	—	S+1.750	107
NIMH Solar, due 2031 and 2033	130	148	S+2.000-2.125	17
Oahu Solar Holdings LLC, due 2026	79	81	S+1.525	10
Rosie Class B LLC, due 2029	192	347	S+1.750	31
Texas Solar Nova 1, due 2028 (c)	—	102		—
TSN1 Class B Member LLC, due 2029 (c)	179	—	S+1.750	54
Utah Solar Holdings, due 2036	238	242	3.590	161
Viento Funding II, LLC, due 2029	164	175	S+1.475	29
Victory Pass and Arica, due 2024	—	757		—
Other	115	124	Various	76
Subtotal non-recourse facility-level debt	5,074	5,974
Total debt	7,199	8,099
Less current maturities	(412)	(558)
Less net debt issuance costs	(57)	(65)
Add premiums (d)	2	3
Total long-term debt	$6,732	$7,479

(a) As of September 30, 2024, S+ equals SOFR plus x%.
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
(d) Premiums relate to the 2028 Senior Notes.

The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of September 30, 2024, the Company was in compliance with all of the required covenants.
The discussion below describes material changes to or additions of long-term debt for the nine months ended September 30, 2024.
Facility-level Debt
Capistrano Portfolio Holdco LLC
On October 23, 2024, the Company, through its indirect subsidiary, Capistrano Portfolio Holdco LLC, entered into a financing agreement which included the issuance of a $121 million term loan, as well as $42 million in letters of credit in support of debt service and facility obligations, supported by the Company’s interests in the Broken Bow, Crofton Bluffs, Mountain Wind 1 and Mountain Wind 2 wind facilities. The term loan bears interest at a rate of SOFR plus 1.625% per annum and matures on September 28, 2033. The Company utilized the proceeds from the term loan to pay off the existing debt in the amount of $63 million related to Broken Bow and Crofton Bluffs and to pay related financing costs.
Natural Gas Holdco LC Facility
On July 25, 2024, the Company, through its indirect subsidiary, Natural Gas Holdco, entered into a financing agreement that provides for a $200 million letter of credit facility, which is being utilized to support the collateral needs of the Company’s merchant conventional facilities. The letter of credit facility has an initial term of three years and the option for two additional one-year extensions.
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
NIMH Solar
On June 11, 2024, the Company, through its indirect subsidiary, NIMH Solar LLC, refinanced its amended and restated credit agreement, which was scheduled to mature in September 2024, resulting in the issuance of a $137 million term loan facility, as well as $17 million in letters of credit in support of debt service and facility obligations. The obligations under the new financing arrangement are supported by the Company’s interests in the Alpine, Blythe and Roadrunner solar facilities. The Company utilized the proceeds from the term loan and existing sources of liquidity to pay off the existing debt in the amount of $146 million.

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
The reconciliation of the Company’s basic and diluted earnings per share is shown in the following tables:

	Three months ended September 30,
	2024		2023
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted income per share attributable to Clearway Energy, Inc. common stockholders
Net income attributable to Clearway Energy, Inc.	$11	$25	$1	$3
Weighted average number of common shares outstanding — basic and diluted	35	83	35	82
Earnings per weighted average common share — basic and diluted	$0.31	$0.31	$0.03	$0.03

(a) Net income attributable to Clearway Energy, Inc. and basic and diluted earnings per share might not recalculate due to presenting amounts in millions rather than whole dollars.

	Nine months ended September 30,
	2024		2023
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted income per share attributable to Clearway Energy, Inc. common stockholders
Net income attributable to Clearway Energy, Inc.	$25	$60	$12	$30
Weighted average number of common shares outstanding — basic and diluted	35	83	35	82
Earnings per weighted average common share — basic and diluted	$0.72	$0.72	$0.36	$0.36

(a) Net income attributable to Clearway Energy, Inc. and basic and diluted earnings per share might not recalculate due to presenting amounts in millions rather than whole dollars.

Note 9 — Segment Reporting
The Company’s segment structure reflects how management currently operates and allocates resources. The Company’s businesses are segregated based on conventional power generation and renewable businesses, which consist of solar, wind and battery energy storage system, or BESS, facilities. The Corporate segment reflects the Company’s corporate costs and includes eliminating entries. The Company’s chief operating decision maker, its Chief Executive Officer, evaluates the performance of its segments based on net income (loss).

	Three months ended September 30, 2024
(In millions)	Conventional Generation	Renewables	Corporate (a)	Total
Operating revenues	$102	$384	$—	$486
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	41	95	(1)	135
Depreciation, amortization and accretion	29	135	—	164
General and administrative	—	—	9	9
Operating income (loss)	32	154	(8)	178
Equity in earnings of unconsolidated affiliates	1	12	—	13
Other income, net	1	6	1	8
Interest expense	(9)	(106)	(24)	(139)
Income (loss) before income taxes	25	66	(31)	60
Income tax expense	—	—	33	33
Net Income (Loss)	$25	$66	$(64)	$27
Total Assets	$1,976	$12,164	$109	$14,249

(a) Includes eliminations.

	Three months ended September 30, 2023
(In millions)	Conventional Generation	Renewables	Corporate (a)	Total
Operating revenues	$132	$239	$—	$371
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	54	80	—	134
Depreciation, amortization and accretion	33	100	—	133
General and administrative	—	—	9	9
Transaction and integration costs	—	—	1	1
Operating income (loss)	45	59	(10)	94
Equity in earnings of unconsolidated affiliates	—	11	—	11
Other income, net	1	8	6	15
Interest expense	(8)	(16)	(24)	(48)
Income (loss) before income taxes	38	62	(28)	72
Income tax expense	—	—	57	57
Net Income (Loss)	$38	$62	$(85)	$15

(a) Includes eliminations.

	Nine months ended September 30, 2024
(In millions)	Conventional Generation	Renewables	Corporate (a)	Total
Operating revenues	$266	$849	$—	$1,115
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	109	271	(2)	378
Depreciation, amortization and accretion	88	383	—	471
General and administrative	—	—	29	29
Transaction and integration costs	—	—	4	4
Operating income (loss)	69	195	(31)	233
Equity in earnings of unconsolidated affiliates	2	31	—	33
Other income, net	4	23	9	36
Loss on debt extinguishment	—	(3)	—	(3)
Interest expense	(25)	(186)	(73)	(284)
Income (loss) before income taxes	50	60	(95)	15
Income tax expense	—	—	30	30
Net Income (Loss)	$50	$60	$(125)	$(15)

(a) Includes eliminations.

	Nine months ended September 30, 2023
(In millions)	Conventional Generation	Renewables	Corporate (a)	Total
Operating revenues	$342	$723	$—	$1,065
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	123	238	(1)	360
Depreciation, amortization and accretion	98	291	—	389
General and administrative	—	—	28	28
Transaction and integration costs	—	—	3	3
Operating income (loss)	121	194	(30)	285
Equity in earnings of unconsolidated affiliates	2	9	—	11
Other income, net	3	12	17	32
Interest expense	(27)	(103)	(72)	(202)
Income (loss) before income taxes	99	112	(85)	126
Income tax expense	—	—	67	67
Net Income (Loss)	$99	$112	$(152)	$59

(a) Includes eliminations.

Note 10 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following amounts:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In millions, except percentages)
Income before income taxes	$60	$72	$15	$126
Income tax expense	33	57	30	67
Effective income tax rate	55.0%	79.2%	200.0%	53.2%
For the three and nine months ended September 30, 2024 and 2023, the overall effective tax rate was different than the statutory rate of 21% primarily due to the allocation of taxable earnings and losses based on the partners’ interest in Clearway Energy LLC, which includes the effects of applying the HLBV method of accounting for book purposes for certain partnerships.
For the nine months ended September 30, 2024, the income tax expense was calculated based on year-to-date results as this represents the best estimate of the income tax rate. This differs from prior periods where income tax expense was calculated based on a forecasted effective tax rate under ASC 740-270.
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
O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various subsidiaries of the Company in the Renewables segment are party to services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, services to these subsidiaries. The Company incurred total expenses for these services of $22 million and $18 million for the three months ended September 30, 2024 and 2023, respectively. The Company incurred total expenses for these services of $59 million and $54 million for the nine months ended September 30, 2024 and 2023, respectively. There was a balance of $10 million and $13 million due to RENOM as of September 30, 2024 and December 31, 2023, respectively.
Administrative Services Agreements by and between the Company and CEG
Various subsidiaries of the Company are parties to services agreements with Clearway Asset Services LLC and Solar Asset Management LLC, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company's subsidiaries. The Company incurred expenses under these agreements of $5 million for each of the three months ended September 30, 2024 and 2023. The Company incurred expenses under these agreements of $17 million and $15 million for the nine months ended September 30, 2024 and 2023, respectively. There was a balance of $3 million and $2 million due to CEG as of September 30, 2024 and December 31, 2023, respectively.
CEG Master Services Agreement
The Company is a party to the CEG Master Services Agreement, pursuant to which CEG and certain of its affiliates or third-party service providers provide certain services to the Company, including operational and administrative services, which include human resources, information systems, cybersecurity, external affairs, accounting, procurement and risk management services, and the Company provides certain services to CEG, including accounting, internal audit, tax and treasury services, in exchange for the payment of fees in respect of such services. The Company incurred net expenses under these agreements of $1 million for each of the three months ended September 30, 2024 and 2023. The Company incurred net expenses under these agreements of $4 million for each of the nine months ended September 30, 2024 and 2023.

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
As you read this discussion and analysis, refer to the Company’s consolidated financial statements to this Form 10-Q, which present the results of operations for the three and nine months ended September 30, 2024 and 2023. Also refer to the Company’s 2023 Form 10-K, which includes detailed discussions of various items impacting the Company’s business, results of operations and financial condition.
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

Executive Summary
Introduction and Overview
Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor with a focus on investments in clean energy and owner of modern, sustainable and long-term contracted assets across North America. The Company is sponsored by GIP and TotalEnergies through the portfolio company, Clearway Energy Group LLC, or CEG, which is equally owned by GIP and TotalEnergies. GIP is an independent infrastructure fund manager that makes equity and debt investments in infrastructure assets and businesses. TotalEnergies is a global multi-energy company. CEG is a leading developer of renewable energy infrastructure in the U.S. On October 1, 2024, BlackRock acquired 100% of the business and assets of GIM, which is the investment manager of the GIP funds that own an interest in CEG. BlackRock is a publicly-traded global investment management firm.
The Company is one of the largest renewable energy owners in the U.S. with approximately 6,500 net MW of installed wind, solar and battery energy storage system, or BESS, facilities. The Company’s approximately 9,000 net MW of assets also includes approximately 2,500 net MW of environmentally-sound, highly efficient natural gas-fired generation facilities. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of these offtake agreements was approximately 10 years as of September 30, 2024 based on CAFD.
As of September 30, 2024, the Company’s operating assets are comprised of the following facilities:

Facilities	Percentage Ownership	Net Capacity (MW) (a)	Counterparty	Contract Expiration
Conventional
Carlsbad	100%	527	San Diego Gas & Electric	2038
El Segundo	100%	550	SCE	2026 - 2027
GenConn Devon	50%	95	Connecticut Light & Power	2040
GenConn Middletown	50%	95	Connecticut Light & Power	2041
Marsh Landing	100%	720	Various	2026 - 2030
Walnut Creek	100%	501	Various	2026 - 2027
Total Conventional		2,488
Utility Scale Solar
Agua Caliente	51%	148	PG&E	2039
Alpine	100%	66	PG&E	2033
Arica (b)	40%	105	Various	2039
Avenal	50%	23	PG&E	2031
Avra Valley	100%	27	Tucson Electric Power	2032
Blythe	100%	21	SCE	2029
Borrego	100%	26	San Diego Gas and Electric	2038
Buckthorn Solar (b)	100%	150	City of Georgetown, TX	2043
CVSR	100%	250	PG&E	2038
Daggett 2 (b)	25%	46	Various	2038
Daggett 3 (b)	25%	75	Various	2033 - 2038
Desert Sunlight 250	25%	63	SCE	2034
Desert Sunlight 300	25%	75	PG&E	2039
Kansas South	100%	20	PG&E	2033
Mililani I (b)	50%	20	Hawaiian Electric Company	2042
Oahu Solar (b)	100%	61	Hawaiian Electric Company	2041
Roadrunner	100%	20	El Paso Electric	2031
Rosamond Central (b)	50%	96	Various	2035 - 2047
TA High Desert	100%	20	SCE	2033
Texas Solar Nova 1 (b)	50%	126	Verizon	2042

Facilities	Percentage Ownership	Net Capacity (MW) (a)	Counterparty	Contract Expiration
Texas Solar Nova 2 (b)	50%	100	Verizon	2042
Utah Solar Portfolio	100%	530	PacifiCorp	2036
Victory Pass (b)	40%	80	Various	2039
Waiawa (b)	50%	18	Hawaiian Electric Company	2043
Total Utility Scale Solar		2,166
BESS
Arica (b)	40%	54	Various	2039
Daggett 2 (b)	25%	33	Various	2038
Daggett 3 (b)	25%	37	Various	2033 - 2038
Mililani I (b)	50%	20	Hawaiian Electric Company	2042
Rosamond Central (b)	50%	74	SCE	2039
Victory Pass (b)	40%	20	Various	2039
Waiawa (b)	50%	18	Hawaiian Electric Company	2043
Total BESS		256
Distributed Solar
DGPV Funds (b)	100%	286	Various	2030 - 2044
Solar Power Partners (SPP)	100%	24	Various	2026 - 2037
Other DG Facilities	100%	20	Various	2025 - 2039
Total Distributed Solar		330
Wind
Alta I	100%	150	SCE	2035
Alta II	100%	150	SCE	2035
Alta III	100%	150	SCE	2035
Alta IV	100%	102	SCE	2035
Alta V	100%	168	SCE	2035
Alta X	100%	137	SCE	2038
Alta XI	100%	90	SCE	2038
Black Rock (b)	50%	58	Toyota and AEP	2036
Broken Bow	100%	80	Nebraska Public Power District	2032
Buffalo Bear	100%	19	Western Farmers Electric Co-operative	2033
Cedar Creek (b)	100%	160	PacifiCorp	2049
Cedro Hill	100%	150	CPS Energy	2030
Crofton Bluffs	100%	42	Nebraska Public Power District	2032
Elbow Creek (b)	100%	122	Various	2029
Elkhorn Ridge	66.7%	54	Nebraska Public Power District	2029
Forward	100%	29	Constellation NewEnergy, Inc.	2025
Goat Wind	100%	150	Dow Pipeline Company	2025
Langford (b)	100%	160	Goldman Sachs	2033
Laredo Ridge	100%	81	Nebraska Public Power District	2031
Lookout	100%	38	Southern Maryland Electric Cooperative	2030
Mesquite Sky (b)	50%	170	Various	2033 - 2036
Mesquite Star (b)	50%	210	Various	2032 - 2035
Mountain Wind 1	100%	61	PacifiCorp	2033
Mountain Wind 2	100%	80	PacifiCorp	2033
Mt. Storm	100%	264	Citigroup	2031
Ocotillo	100%	55	N/A
Pinnacle (b)	100%	54	Maryland Department of General Services and University System of Maryland	2031

Facilities	Percentage Ownership	Net Capacity (MW) (a)	Counterparty	Contract Expiration
Rattlesnake (b) (c)	100%	160	Avista Corporation	2040
San Juan Mesa	75%	90	Southwestern Public Service Company	2025
Sleeping Bear	100%	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	AEP Energy Partners	2029
Spanish Fork	100%	19	PacifiCorp	2028
Spring Canyon II (b)	90.1%	31	Platte River Power Authority	2039
Spring Canyon III (b)	90.1%	26	Platte River Power Authority	2039
Taloga	100%	130	Oklahoma Gas & Electric	2031
Wildorado (b)	100%	161	Southwestern Public Service Company	2027
Total Wind		3,797
Total net generation capacity		9,037

(a) Net capacity represents the maximum, or rated, generating or storage capacity of the facility multiplied by the Company’s percentage ownership in the facility as of September 30, 2024.
(b) Facilities are part of tax equity arrangements, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities.
(c) Rattlesnake has a deliverable capacity of 144 MW.

Significant Events
Drop Down Transactions
•On October 28, 2024, the Company, through an indirect subsidiary, entered into an agreement with Clearway Renew to acquire the Class A membership interests in Pine Forest TE Holdco LLC, a tax equity fund that upon mechanical completion will own Pine Forest, a 300 MW solar facility that will be paired with a 200 MW BESS facility currently under construction in Hopkins County, Texas, for $46 million in cash consideration, subject to closing adjustments. Also, on October 28, 2024, the Company, through an indirect subsidiary, entered into an agreement with Clearway Renew to acquire 50% of the Class B membership interests in Pine Forest TE Holdco LLC for $90 million in cash consideration, subject to closing adjustments. The consummation of the transaction is subject to customary closing conditions and certain third-party approvals and is expected in the second half of 2025.
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
•On May 3, 2024, the Company, through an indirect subsidiary, entered into an agreement with Clearway Renew to acquire the Class A membership interests in Dan’s Mountain, a 55 MW wind facility currently under construction in Allegany County, Maryland, for $44 million in cash consideration, subject to closing adjustments. The consummation of the transaction is subject to customary closing conditions and certain third-party approvals and is expected in the fourth quarter of 2024.
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

•On October 23, 2024, the Company, through its indirect subsidiary, Capistrano Portfolio Holdco LLC, entered into a financing agreement which included the issuance of a $121 million term loan, as well as $42 million in letters of credit in support of debt service and facility obligations. The Company utilized the proceeds from the term loan to pay off the existing debt related to Broken Bow and Crofton Bluffs and to pay related financing costs.
•On July 25, 2024, the Company, through its indirect subsidiary, Natural Gas Holdco, entered into a financing agreement that provides for a $200 million letter of credit facility, which is being utilized to support the collateral needs of the Company’s merchant conventional facilities and freed up capacity on the Company’s corporate revolving credit facility. See Note 7, Long-term Debt, for further discussion of the letter of credit facility.
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
•On June 11, 2024, the Company, through its indirect subsidiary, NIMH Solar LLC, refinanced its amended and restated credit agreement, which was scheduled to mature in September 2024, resulting in the issuance of a $137 million term loan facility, as well as $17 million in letters of credit in support of debt service and facility obligations. The Company utilized the proceeds from the term loan and existing sources of liquidity to pay off the existing debt. See Note 7, Long-term Debt, for further discussion of the refinanced credit agreement.
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

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2024	2023	Change	2024	2023	Change
Operating Revenues
Energy and capacity revenues	$437	$416	$21	$1,176	$1,099	$77
Other revenues	23	20	3	69	80	(11)
Contract amortization	(46)	(47)	1	(138)	(141)	3
Mark-to-market for economic hedges	72	(18)	90	8	27	(19)
Total operating revenues	486	371	115	1,115	1,065	50
Operating Costs and Expenses
Cost of fuels	19	32	(13)	35	48	(13)
Operations and maintenance	87	78	9	256	237	19
Mark-to-market for economic hedges	—	—	—	3	—	3
Other costs of operations	29	24	5	84	75	9
Depreciation, amortization and accretion	164	133	31	471	389	82
General and administrative	9	9	—	29	28	1
Transaction and integration costs	—	1	(1)	4	3	1
Total operating costs and expenses	308	277	31	882	780	102
Operating Income	178	94	84	233	285	(52)
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	13	11	2	33	11	22
Other income, net	8	15	(7)	36	32	4
Loss on debt extinguishment	—	—	—	(3)	—	(3)
Derivative interest (expense) income	(57)	33	(90)	(33)	34	(67)
Other interest expense	(82)	(81)	(1)	(251)	(236)	(15)
Total other expense, net	(118)	(22)	(96)	(218)	(159)	(59)
Income Before Income Taxes	60	72	(12)	15	126	(111)
Income tax expense	33	57	(24)	30	67	(37)
Net Income (Loss)	27	15	12	(15)	59	(74)
Less: Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(9)	11	(20)	(100)	17	(117)
Net Income Attributable to Clearway Energy, Inc.	$36	$4	$32	$85	$42	$43

	Three months ended September 30,		Nine months ended September 30,
Business metrics:	2024	2023	2024	2023
Solar MWh generated/sold (in thousands) (a)	2,943	1,822	6,999	4,232
Wind MWh generated/sold (in thousands) (a)	2,012	2,085	7,478	7,262
Renewables MWh generated/sold (in thousands) (a)	4,955	3,907	14,477	11,494
Solar weighted-average capacity factor (b)	38.9%	34.2%	32.5%	31.7%
Wind weighted-average capacity factor (c)	22.4%	24.0%	29.4%	28.9%
Conventional MWh generated (in thousands)	445	551	695	778
Conventional equivalent availability factor	87.5%	97.9%	90.3%	87.5%

(a) Volumes do not include the MWh generated/sold by the Company’s equity method investments.
(b) Typical average capacity factors for solar facilities is 25%. The weighted-average capacity factors can vary based on seasonality and weather.
(c) Typical average capacity factors for wind facilities is 25-45%. The weighted-average capacity factors can vary based on seasonality and weather.

Management’s Discussion of the Results of Operations for the Three Months Ended September 30, 2024 and 2023
Operating Revenues
Operating revenues increased by $115 million during the three months ended September 30, 2024, compared to the same period in 2023, due to a combination of the drivers summarized in the table below:

		(In millions)
Conventional Segment	Decrease in energy revenue primarily driven by lower prices from merchant operations at the Walnut Creek and Marsh Landing facilities, offset in part by lower cost of fuels as noted below.	$(22)
	Decrease primarily driven by lower prices for capacity revenue due to the PPA expiration and commencement of RA capacity revenue at the El Segundo facility during the third quarter of 2023.	(9)
Renewables Segment	Increase driven by the Daggett 2, Daggett 3, Victory Pass and Arica solar and BESS acquisitions, which reached commercial operations in December 2023, July 2023, March 2024 and April 2024, respectively, the acquisitions of Texas Solar Nova 1 and Texas Solar Nova 2 in December 2023 and March 2024, respectively, and the Rosamond Central BESS acquisition, which reached commercial operations in June 2024.	51
	Increase driven by the acquisition of the Cedar Creek wind facility in April 2024.	4
Contract amortization	Increase driven by PPA amortization for various facilities.	1
Mark-to-market economic hedging activities	Increase primarily driven by decreases in forward power prices in the ERCOT and PJM markets.	90
		$115
Cost of Fuels
Cost of fuels decreased by $13 million during the three months ended September 30, 2024, compared to the same period in 2023, primarily driven by lower prices on fuel purchases at the Walnut Creek and Marsh Landing facilities.
Interest Expense
Interest expense increased by $91 million during the three months ended September 30, 2024, compared to the same period in 2023, primarily due to the following:

(In millions)
Change in fair value of interest rate swaps due to changes in interest rates	$90
Increase in interest expense due to an increase in principal balances for the Renewables segment primarily due to solar and BESS acquisitions	2
Other	(1)
$91
Income Tax Expense
For the three months ended September 30, 2024, the Company recorded an income tax expense of $33 million on pretax income of $60 million. For the same period in 2023, the Company recorded an income tax expense of $57 million on pretax income of $72 million. The $24 million decrease in income tax expense during the three months ended September 30, 2024, compared to the same period in 2023, was primarily due to the allocation of taxable earnings and losses, which includes the effect of applying the HLBV method of accounting for book purposes for certain partnerships.

Net (Loss) Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the three months ended September 30, 2024, the Company had a net loss of $9 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method (primarily due to VP-Arica TE Holdco LLC and Rosie TE HoldCo LLC HLBV losses)	$(112)
Income attributable to third-party partnerships (primarily due to VP-Arica TE Holdco LLC and Rosie TE Holdco LLC HLBV losses)	54
CEG’s economic interest in Clearway Energy LLC	49
$(9)
For the three months ended September 30, 2023, the Company had a net income of $11 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Income attributable to third-party partnerships (primarily due to Daggett TE Holdco LLC HLBV losses)	$129
CEG’s economic interest in Clearway Energy LLC	43
Losses attributable to tax equity financing arrangements and the application of the HLBV method (primarily due to Daggett TE Holdco LLC HLBV losses)	(161)
$11

Management’s Discussion of the Results of Operations for the Nine Months Ended September 30, 2024 and 2023
Operating Revenues
Operating revenues increased by $50 million during the nine months ended September 30, 2024, compared to the same period in 2023, due to a combination of the drivers summarized in the table below:

		(In millions)
Conventional Segment	Decrease primarily driven by lower prices for capacity revenue due to the expiration of PPAs and commencement of RA capacity revenue at the Walnut Creek and Marsh Landing facilities during the second quarter of 2023 and the El Segundo facility during the third quarter of 2023.	$(75)
	Decrease driven by the sales-type lease revenue recognition of the Marsh Landing Black Start addition during the second quarter of 2023.	(21)
	Increase primarily driven by higher energy revenue due to the commencement of merchant operations following the expiration of PPAs at the Walnut Creek, Marsh Landing and El Segundo facilities during 2023.	9
Renewables Segment	Increase driven by the Daggett 2, Daggett 3, Victory Pass and Arica solar and BESS acquisitions, which reached commercial operations in December 2023, July 2023, March 2024 and April 2024, respectively, the acquisition of Texas Solar Nova 1 and Texas Solar Nova 2 in December 2023 and March 2024, respectively, and the Rosamond Central BESS acquisition, which reached commercial operations in June 2024.	105
	Increase primarily driven by higher wind production at the Alta wind facilities.	39
	Increase driven by the acquisition of the Cedar Creek wind facility in April 2024.	9
Contract amortization	Increase primarily driven by the Walnut Creek PPA, which was fully amortized during the second quarter of 2023.	3
Mark-to-market economic hedging activities	Decrease primarily driven by an increase in forward power prices in the PJM market.	(28)
	Increase due to heat rate call option contracts entered into by El Segundo, Marsh Landing and Walnut Creek during the third quarter of 2023.	9
		$50
Cost of Fuels
Cost of fuels decreased by $13 million during the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to the associated costs of the sales-type lease recognition of the Marsh Landing Black Start addition during the second quarter of 2023.
Operations and Maintenance
Operations and maintenance expense increased by $19 million during the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to solar and BESS acquisitions.
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion increased $82 million during the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to the acquisitions of the Daggett 2, Daggett 3, Victory Pass and Arica solar and BESS facilities, Texas Solar Nova 1 and Texas Solar Nova 2.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $22 million during nine months ended September 30, 2024, compared to the same period in 2023, due to changes in the fair value of interest rate swaps, lower depreciation expense and higher wind production.

Interest Expense
Interest expense increased by $82 million during the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to the following:

(In millions)
Change in fair value of interest rate swaps due to changes in interest rates	$67
Increase in interest expense due to an increase in principal balances for the Renewables segment primarily due to solar and BESS acquisitions	18
Other	(3)
$82
Income Tax Expense
For the nine months ended September 30, 2024, the Company recorded an income tax expense of $30 million on pretax income of $15 million. For the same period in 2023, the Company recorded an income tax expense of $67 million on a pretax income of $126 million. The $37 million decrease in income tax expense during the nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to the allocation of taxable earnings and losses, which includes the effect of applying the HLBV method of accounting for book purposes for certain partnerships. Additionally, the income tax expense for the nine months ended September 30, 2024 was calculated based on year-to-date results as this represents the best estimate of the income tax rate. This differs from prior periods where income tax expense was calculated based on a forecasted effective tax rate under ASC 740-270.
Net (Loss) Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the nine months ended September 30, 2024, the Company had a net loss of $100 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method (primarily due to VP-Arica TE Holdco LLC, Rosie TE HoldCo LLC, Daggett TE Holdco LLC and Daggett 2 TE Holdco LLC HLBV losses)	$(307)
Income attributable to third-party partnerships (primarily due to VP-Arica TE Holdco LLC, Rosie TE Holdco LLC, Daggett TE Holdco LLC and Daggett 2 TE Holdco LLC HLBV losses)	124
CEG’s economic interest in Clearway Energy LLC	83
$(100)
For the nine months ended September 30, 2023, the Company had a net income of $17 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

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
Current Liquidity Position
As of September 30, 2024 and December 31, 2023, the Company’s liquidity was approximately $1.27 billion and $1.51 billion, respectively, comprised of cash, restricted cash and availability under the Company’s revolving credit facility.

(In millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents:
Clearway Energy, Inc. and Clearway Energy LLC, excluding subsidiaries	$90	$410
Subsidiaries	202	125
Restricted cash:
Operating accounts	183	176
Reserves, including debt service, distributions, performance obligations and other reserves	199	340
Total cash, cash equivalents and restricted cash	674	1,051
Revolving credit facility availability	592	454
Total liquidity	$1,266	$1,505
The Company’s liquidity includes $382 million and $516 million of restricted cash balances as of September 30, 2024 and December 31, 2023, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company’s facilities that are restricted in their use. As of September 30, 2024, these restricted funds were comprised of $183 million designated to fund operating expenses, approximately $71 million designated for current debt service payments and $89 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $39 million is held in distribution reserve accounts.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
As of September 30, 2024, the Company had no outstanding borrowings under the revolving credit facility and $108 million in letters of credit outstanding. The facility will continue to be used for general corporate purposes including financing of future acquisitions and posting letters of credit.
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

The following table summarizes the credit ratings for the Company and its Senior Notes as of September 30, 2024:

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
Capistrano Portfolio Holdco LLC Financing
On October 23, 2024, the Company, through its indirect subsidiary, Capistrano Portfolio Holdco LLC, entered into a financing agreement which included the issuance of a $121 million term loan, as well as $42 million in letters of credit in support of debt service and facility obligations. The term loan bears interest at a rate of SOFR plus 1.625% per annum and matures on September 28, 2033. The Company utilized the proceeds from the term loan to pay off the existing debt in the amount of $63 million related to Broken Bow and Crofton Bluffs and to pay related financing costs.
Natural Gas Holdco LC Facility
On July 25, 2024, the Company, through its indirect subsidiary, Natural Gas Holdco, entered into a financing agreement that provides for a $200 million letter of credit facility, which is being utilized to support the collateral needs of the Company’s merchant conventional facilities and freed up capacity on the Company’s corporate revolving credit facility. The letter of credit facility has an initial term of three years and the option for two additional one-year extensions. As of September 30, 2024, $107 million was outstanding under the letter of credit facility.
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
For the nine months ended September 30, 2024, the Company used approximately $237 million to fund capital expenditures, including growth expenditures of $229 million, primarily in the Renewables segment, funded through construction-related financing. Growth capital expenditures included $106 million incurred in connection with the Victory Pass and Arica solar and BESS facilities, $41 million incurred in connection with the Rosamond Central BESS facility, $28 million incurred in connection with the repowering of the Cedro Hill wind facility, $18 million incurred in connection with the Texas Solar Nova 1 and Texas Solar Nova 2 facilities, $14 million incurred in connection with the Daggett 2 solar and BESS facility, $9 million incurred in connection with the Daggett 3 solar and BESS facility, $8 million incurred in connection with the Cedar Creek wind facility and $5 million incurred by other facilities. In addition, the Company incurred $8 million in maintenance capital expenditures.

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of September 30, 2024, the Company has several investments with an ownership interest percentage of 50% or less. GenConn is a VIE for which the Company is not the primary beneficiary. The Company’s pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $290 million as of September 30, 2024. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.
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
The following table lists the dividends paid on the Company’s Class A common stock and Class C common stock during the nine months ended September 30, 2024:

	Third Quarter 2024	Second Quarter 2024	First Quarter 2024
Dividends per Class A share	$0.4171	$0.4102	$0.4033
Dividends per Class C share	0.4171	0.4102	0.4033
On October 29, 2024, the Company declared quarterly dividends on its Class A and Class C common stock of $0.4240 per share payable on December 16, 2024 to stockholders of record as of December 2, 2024.

Cash Flow Discussion
The following tables reflect the changes in cash flows for the comparative periods:

	Nine months ended September 30,
	2024	2023	Change
	(In millions)
Net cash provided by operating activities	$578	$496	$82
Net cash used in investing activities	(674)	(271)	(403)
Net cash used in financing activities	(281)	(65)	(216)
Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase in operating income after adjusting for non-cash items	$60
Increase from changes in working capital primarily driven by the timing of accounts receivable collections and payments of current liabilities, including accounts payable and current income taxes	18
Increase in distributions from unconsolidated affiliates	4
$82
Net Cash Used in Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Increase in cash paid for Drop Down Assets, net of cash acquired	$(771)
Increase in capital expenditures	(94)
Decrease in note receivable – affiliate	399
Decrease in investments in unconsolidated affiliates	28
Increase in the return of investment from unconsolidated affiliates	24
Other	11
$(403)
Net Cash Used in Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Increase in contributions from noncontrolling interests, net of distributions	$1,091
Decrease in tax-related distributions	21
Decrease in payments of debt issuance costs	7
Increase in payments for long-term debt and a decrease in proceeds from issuance of long-term debt	(1,318)
Increase in dividends paid to common stockholders and distributions paid to CEG unit holders	(18)
Other	1
$(216)

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
The Company, after the utilization of various federal and state NOL carryforwards, paid $1 million in federal and state income taxes during the nine months ended September 30, 2024 and does not expect to pay additional material federal or state income taxes for the remainder of the current year. The Company does not anticipate being subject to the corporate minimum tax on financial statement income as enacted by the recently passed the IRA, which is discussed in further detail below.
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
The Company is subject to examination by taxing authorities for income tax returns filed in the U.S. federal and various state jurisdictions. All tax returns filed by the Company for the year ended December 31, 2013 and forward remain subject to audit. As of September 30, 2024, the U.S. federal partnership returns of three of the Company’s subsidiaries are under audit by the IRS. The IRS has issued proposed adjustments with respect to one of the subsidiaries under audit, which the Company believes that such proposed adjustments are without merit and would not impact the Company’s tax liability or the tax liability of such subsidiary. The IRS has not yet issued any proposed adjustments with respect to the other two subsidiaries under audit. The Company believes that the ultimate resolution of each of these audits will not be material to the Company’s financial condition, results of operations or liquidity. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. The outcome of tax audits cannot be predicted with certainty and if any issues addressed in tax audits of the Company are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
The Company has no material uncertain tax benefits as of September 30, 2024.
Fair Value of Derivative Instruments
The Company may enter into energy-related commodity contracts to mitigate variability in earnings due to fluctuations in spot market prices. In addition, in order to mitigate interest rate risk associated with the issuance of variable rate debt, the Company enters into interest rate swap agreements.
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at September 30, 2024, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at September 30, 2024. For a full discussion of the Company’s valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses) Gains	(In millions)
Fair value of contracts as of December 31, 2023	$(209)
Contracts realized or otherwise settled during the period	(9)
Changes in fair value	(8)
Fair value of contracts as of September 30, 2024	$(226)

	Fair value of contracts as of September 30, 2024
	Maturity
Fair Value Hierarchy (Losses) Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$26	$12	$51	$4	$93
Level 3	(43)	(104)	(89)	(83)	(319)
Total	$(17)	$(92)	$(38)	$(79)	$(226)
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MWh increase or decrease in power prices across the term of the long-term power commodity contracts would cause a change of approximately $6 million to the net value of the related derivatives as of September 30, 2024.
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
If all of the interest rate swaps had been discontinued on September 30, 2024, the counterparties would have owed the Company $100 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of September 30, 2024, a change of 1%, or 100 basis points, in interest rates would result in an approximately $1 million change in market interest expense on a rolling twelve-month basis.
As of September 30, 2024, the fair value of the Company’s debt was $6.90 billion and the carrying value was $7.20 billion. The Company estimates that a decrease of 1%, or 100 basis points, in market interest rates would have increased the fair value of its long-term debt by approximately $328 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
Disclosure Pursuant to Item 1.01 of Form 8-K – Entry Into a Material Definitive Agreement
In connection with the Company entering into definitive agreements to acquire 100% of the Class A membership interests and 50% of the Class B membership interests in Pine Forest TE HoldCo LLC, as described in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and the Results of Operations – Significant Events – Drop Down Transactions, on October 28, 2024, the Company, Clearway Energy LLC and CEG amended and restated the Amended and Restated Exchange Agreement, dated as of May 14, 2015, or the First Amended Exchange Agreement, by entering into a Second Amended and Restated Exchange Agreement, or the Second Amended Exchange Agreement, pursuant to which CEG (and certain permitted assignees and permitted transferees who acquire Class B units or Class D units of Clearway Energy LLC, or collectively with CEG, the CEG Unitholders) may from time to time cause Clearway Energy LLC to exchange their Class B units for shares of the Company’s Class A common stock, or exchange their Class D units for shares of the Company’s Class C common stock, on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications.
The Second Amended Exchange Agreement amends and restates the First Amended Exchange Agreement to, among other things, provide for an equitable cash settlement, to be paid by the exchanging CEG Unitholder to the Company on the applicable exchange date, for the value of certain assets of the Company that are not held by Clearway Energy LLC, including the membership interests of Pine Forest TE HoldCo LLC held by the Company. The amount of any such payment will be calculated based on the net present value of the projected discounted cash flow of such assets, using a discount rate equal to the weighted average cost of capital for such assets, and the daily volume-weighted average closing price of the Company’s Class A common stock or Class C common stock, as applicable, for the trailing 30 trading days ending on the second trading day prior to the applicable exchange date. The intent of this amendment is to maintain parity in the value of the shares of Class A or Class C common stock received in return for the Class B or Class D units exchanged, to accommodate investments that may be held directly or indirectly by the Company but that are not held through Clearway Energy LLC.
The foregoing description of the Second Amended Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Second Amended Exchange Agreement, which is filed herewith as Exhibit 10.2 and is incorporated herein by reference.

Disclosure Pursuant to Item 5.02 of Form 8-K – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
As previously disclosed, on October 10, 2024, Vincent Stoquart informed the Company of his intention to resign from the board of directors, or the Board, of the Company effective as of the close of business on October 23, 2024. On October 24, 2024, the Board elected Olivier Jouny to replace Mr. Stoquart and to serve as a member of the Board, effective as of such date.
Mr. Jouny will not initially serve on any committee of the Board or receive any separate compensation for his service as a director.
Mr. Jouny, age 44, has served as Senior Vice President of the Renewables division of TotalEnergies since September 1, 2024. From January 2023 to August 2024, he was Senior Vice President of the Integrated Power division of TotalEnergies inside the Gas, Renewables and Power branch, where he developed an expertise in electricity markets and flexible power generation assets. Prior to that, Mr. Jouny served as Managing Director of TotalEnergies E&P in Angola. He was, during this period, also the country chair for TotalEnergies in Angola. In September 2016, he joined the Marketing & Services branch where he was appointed Managing Director of Total Marine Fuels, TotalEnergies’ worldwide business unit in charge of bunkering activities, based in Singapore. In 2008, he joined the Exploration & Production branch where he held several positions in Yemen, France and the Republic of Congo. He was successively Commercial Manager of Yemen LNG, Head of E&P New Ventures Economics Department and Business Development Manager of Total E&P Congo based in Pointe Noire. Mr. Jouny began his career in the Gas & Power Division serving in marketing activities on the European gas markets and then LNG downstream developments in North & Central Americas. Mr. Jouny graduated as a mechanical engineer from the Mines Paris Tech.
The Company and Mr. Jouny have entered into an indemnification agreement that provides Mr. Jouny with contractual rights to indemnification, expense advancement and reimbursement to the fullest extent permitted under Delaware law. The foregoing description of such indemnification agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Form of Indemnification Agreement, the form of which was filed as Exhibit 10.4 to the Company’s 2023 Form 10-K, and which is incorporated herein by reference.
There are no arrangements or understandings between Mr. Jouny and any other person pursuant to which Mr. Jouny was elected to serve on the Board. Mr. Jouny does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.
Insider Trading Plans
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
10.1	Consulting Agreement, dated as of June 20, 2024, by and between Clearway Energy, Inc. and Christopher Sotos.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2024.
10.2	Second Amended and Restated Exchange Agreement, dated as of October 28, 2024, by and among Clearway Energy, Inc., Clearway Energy LLC and Clearway Energy Group LLC.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of Craig Cornelius.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Sarah Rubenstein.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWAY ENERGY, INC. (Registrant)

/s/ CRAIG CORNELIUS
Craig Cornelius
President and Chief Executive Officer (Principal Executive Officer)

/s/ SARAH RUBENSTEIN
Sarah Rubenstein
Date: October 30, 2024	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)