Form 10-K
period 2024-12-31
Clearway Energy, Inc.
filed 2025-02-25
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year ended	December 31, 2024
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to .
Commission File Number: 001-36002
Clearway Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware			46-1777204
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

300 Carnegie Center, Suite 300	Princeton	New Jersey	08540
(Address of principal executive offices)			(Zip Code)
(609) 608-1525
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01	CWEN.A	New York Stock Exchange
Class C Common Stock, par value $0.01	CWEN	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                    Yes ☐    No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                        ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                            ☐
As of the last business day of the most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $2,047 million based on the closing sale prices of such shares as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2025
Common Stock, Class A, par value $0.01 per share	34,613,853
Common Stock, Class B, par value $0.01 per share	42,738,750
Common Stock, Class C, par value $0.01 per share	82,833,226
Common Stock, Class D, par value $0.01 per share	41,961,750
Documents Incorporated by Reference:
Portions of the Registrant’s Definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

TABLE OF CONTENTS

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2028 Senior Notes	$850 million aggregate principal amount of 4.75% unsecured senior notes due 2028, issued by Clearway Energy Operating LLC
2031 Senior Notes	$925 million aggregate principal amount of 3.75% unsecured senior notes due 2031, issued by Clearway Energy Operating LLC
2032 Senior Notes	$350 million aggregate principal amount of 3.75% unsecured senior notes due 2032, issued by Clearway Energy Operating LLC
Adjusted EBITDA	A non-GAAP measure, represents earnings before interest (including loss on debt extinguishment), tax, depreciation and amortization adjusted for mark-to-market gains or losses, asset write offs and impairments; and factors which the Company does not consider indicative of future operating performance
ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates – updates to the ASC
ATM Program	At-The-Market Equity Offering Program
BESS	Battery energy storage system
BlackRock	BlackRock, Inc., a publicly-traded global investment management firm
Black Start	The capability of a generating asset to restore the grid in the event of a blackout without relying on the external electric power transmission network
CAFD
A non-GAAP measure, Cash Available for Distribution is defined as of December 31, 2024 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, cash receipts from notes receivable, cash contributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments and payments for lease expenses, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, changes in prepaid and accrued capacity payments, and adjusted for development expenses

CAISO	California Independent System Operator
Capistrano Portfolio Holdco LLC	The holding company that owns four wind facilities representing 263 MW of capacity, which includes Broken Bow, Crofton Bluffs, Mountain Wind 1 and Mountain Wind 2
Capistrano Wind Portfolio	Portfolio of wind facilities acquired from Clearway Renew on August 22, 2022, which includes Broken Bow, Cedro Hill, Crofton Bluffs, Mountain Wind 1 and Mountain Wind 2
CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreement	Amended and Restated Master Services Agreement and Payroll Sharing Agreement, effective as of January 1, 2025, among the Company, Clearway Energy Finance Inc., Clearway Energy LLC, Clearway Energy Operating LLC and CEG
Clearway Energy LLC	The holding company through which the facilities are owned by Clearway Energy Group LLC, the holder of Class B and Class D units, and Clearway Energy, Inc., the holder of the Class A and Class C units
Clearway Energy Group LLC	The holder of all shares of the Company’s Class B and Class D common stock and Clearway Energy LLC’s Class B and Class D units, and from time to time, possibly shares of Clearway Energy, Inc.’s Class A and/or Class C common stock. Clearway Energy Group LLC is a leading developer of renewable, energy storage and power infrastructure in the U.S.
Clearway Energy Operating LLC	The holder of the facility assets that are owned by Clearway Energy LLC
Clearway Renew	Clearway Renew LLC, a subsidiary of CEG, and its wholly-owned subsidiaries
COD	Commercial Operation Date
Code	Internal Revenue Code of 1986, as amended
Company	Clearway Energy, Inc., together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
Distributed Solar	Solar power facilities, typically less than 20 MW in size (on an alternating current, or AC, basis), that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid

Drop Down Assets	Assets under common control acquired by the Company from CEG
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the ISO and the regional reliability coordinator of the various electricity systems within Texas
EWG	Exempt Wholesale Generator
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Flexible Generation	Formerly the Conventional Generation segment
FPA	Federal Power Act
FWS	U.S. Fish & Wildlife Service
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GHG	Greenhouse gas
GIM	Global Infrastructure Management, LLC, the manager of GIP and an indirect subsidiary of BlackRock
GIP	Global Infrastructure Partners, an infrastructure fund manager managed by GIM that makes equity and debt investments in infrastructure assets and businesses. GIM is an indirect subsidiary of BlackRock.
GW	Gigawatt
HLBV	Hypothetical Liquidation at Book Value
Honeycomb Portfolio	Four BESS facilities under construction in Utah, representing 320 MW of capacity, which includes Enterprise, Escalante I, Granite Mountain East and Iron Springs that are co-located with the respective solar facilities
IRS	Internal Revenue Service
ISO	Independent System Operator, also referred to as an RTO
ITC	Investment Tax Credit
KKR	KKR Thor Bidco, LLC, an affiliate of Kohlberg Kravis Roberts & Co. L.P.
LIBOR	London Inter-Bank Offered Rate
MBTA	Migratory Bird Treaty Act
Mesquite Star	Mesquite Star Special, LLC
MMBtu	Million British Thermal Units
Mt. Storm	NedPower Mount Storm LLC
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
Natural Gas Holdco	Natural Gas CA Holdco LLC
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to Clearway Energy, Inc. net of collateral
NOLs	Net Operating Losses
NOx	Nitrogen Oxides
NPNS	Normal Purchases and Normal Sales
NRG	NRG Energy, Inc.
OCI/OCL	Other comprehensive income/loss
O&M	Operations and Maintenance
PG&E	Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement

PTC	Production Tax Credit
PUCT	Public Utility Commission of Texas
PUHCA	Public Utility Holding Company Act of 2005
PURPA	Public Utility Regulatory Policies Act of 1978
QF	Qualifying Facility under PURPA
RA	Resource adequacy
RENOM	Clearway Renewable Operation & Maintenance LLC, a wholly-owned subsidiary of CEG
Rosie Central BESS	Rosie BESS Devco LLC
RPS	Renewable Portfolio Standards
RTO	Regional Transmission Organization
SCE	Southern California Edison
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2028 Senior Notes, the 2031 Senior Notes and the 2032 Senior Notes
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SPP	Solar Power Partners
SREC	Solar Renewable Energy Credit
Thermal Business	The Company’s thermal business, which consisted of thermal infrastructure assets that provided steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units
Thermal Disposition	The Company’s sale of 100% of its interests in the Thermal Business to KKR, which was completed on May 1, 2022
TotalEnergies	TotalEnergies SE, a global multi-energy company
U.S.	United States of America
Utah Solar Portfolio	Seven utility-scale solar farms located in Utah, representing 530 MW of capacity, which includes Enterprise, Escalante I, Escalante II, Escalante III, Granite Mountain East, Granite Mountain West and Iron Springs
Utility Scale Solar	Solar power facilities, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VIE	Variable Interest Entity

PART I
Item 1 — Business
General
Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor with a focus on investments in clean energy and owner of modern, sustainable and long-term contracted assets across North America. The Company was formed as a Delaware corporation on December 20, 2012. The Company is sponsored by Clearway Energy Group LLC, or CEG, which is equally owned by GIP and TotalEnergies. On October 1, 2024, BlackRock acquired 100% of the business and assets of GIM, which is the investment manager of the GIP funds that own an interest in CEG.
The Company is one of the largest owners of clean energy generation assets in the U.S. and a leading contributor to the transition to a world powered by clean energy. The Company’s portfolio comprises approximately 11.8 GW of gross capacity in 26 states, including approximately 9 GW of wind, solar and battery energy storage systems, or BESS, and approximately 2.8 GW of dispatchable combustion-based power generation assets included in the Flexible Generation segment that provide critical grid reliability services. In 2024, 96% of the Company’s total generation was attributable to renewable energy and storage assets. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of the Company’s Renewables segment offtake agreements was approximately 12 years as of December 31, 2024 based on CAFD. A complete listing of the Company’s interests in operating facilities as of December 31, 2024 can be found in Item 2 — Properties.
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
As of December 31, 2024, the Company owned 58.10% of the economic interests of Clearway Energy LLC, with CEG owning 41.90% of the economic interests of Clearway Energy LLC.

The diagram below represents a summarized structure of the Company as of December 31, 2024:

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

Business Strategy
The Company’s primary business strategy is to focus on the ownership of assets and growth through investments in or acquisitions of assets with predictable, long-term cash flows in order that it may be able to continue to grow and expand the business as well as to increase the dividends paid to holders of the Company’s Class A and Class C common stock over time.
The Company’s plan for executing its business strategy includes the following key components:
Focus on contracted renewable energy and dispatchable combustion-based generation. The Company owns and operates utility scale and distributed renewable energy assets, as well as BESS, and dispatchable combustion-based power generation assets included in the Flexible Generation segment that provide critical grid reliability services. The assets are operated with proven technologies and have generally low operating risks and stable cash flows. The Company believes by focusing on this core asset class and leveraging its industry knowledge, it will maximize its strategic opportunities, be a leader in operational efficiency and maximize its overall financial performance.

Growing the business through investments in operating power generation assets. The Company believes that its base of operations provides a platform for strategic growth through cash accretive and tax advantaged investments and acquisitions complementary to its existing portfolio and investment in organic cash flow expansion of its own fleet. In addition, the Company may invest in or acquire generation facilities from third parties where the Company believes its knowledge of the market and operating expertise provides it with a competitive advantage, as well as consummate future investments in, or acquisitions of, assets developed by CEG. The Company believes that CEG’s development expertise provides the Company access to a development platform with an extensive pipeline of potential renewable energy and BESS facilities that are aligned to support the Company’s growth. The Company and CEG work collaboratively in considering new assets to be invested in or acquired by the Company. The assets listed below represent the Company’s currently committed investments in facilities:

Asset	Technology	Gross Capacity (MW)	State	Estimated COD
Daggett 1	BESS	114	CA	1H25
Honeycomb Portfolio	BESS	320	UT	1H26
Luna Valley	Solar	200	CA	2H25
Pine Forest (a)	Solar/BESS	500	TX	2H25
Rosamond South I (a)	Solar/BESS	257	CA	2H25
Tuolumne (b)	Wind	137	WA	N/A

(a) Included in a co-investment partnership.
(b) Third-party acquisition of an operating facility.
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
Competition
Power generation is a capital-intensive business with numerous and diverse industry participants. The Company competes on the basis of the location of its plants and on the basis of contract price and terms of individual facilities. Within the power industry, there is a wide variation in terms of the capabilities, resources, nature and identity of the companies with whom the Company competes depending on the market. Competitors for energy supply are utilities and independent power producers. The Company also competes to acquire new facilities with renewable developers who retain renewable power plant ownership, independent power producers, financial investors and other downstream power infrastructure owners. Competitive conditions may be substantially affected by capital market conditions and by various forms of energy legislation and regulation considered by federal, state and local legislatures and administrative agencies, including tax policy. Such laws and regulations may substantially increase the costs of acquiring, constructing and operating facilities, and it could be difficult for the Company to adapt to and operate under such laws and regulations.

Competitive Strengths
Stable, high quality cash flows. The Company’s facilities have a stable, predictable cash flow profile consisting of long-life electric generation assets that primarily sell electricity under long-term fixed priced contracts or pursuant to regulated rates with investment-grade and certain other creditworthy counterparties. The majority of the Company’s facilities have minimal fuel risk, as the Renewables facilities have no fuel costs, however, the Company’s merchant assets included in the Flexible Generation segment need to procure their own fuel. The offtake agreements within the Company’s Renewables segment have a weighted-average remaining duration, based on CAFD, of approximately 12 years as of December 31, 2024, providing long-term cash flow stability. The Company’s offtake agreements with counterparties for whom credit ratings are available have a weighted-average Moody’s rating of Ba1 based on rated capacity under contract. All of the Company’s assets are in the U.S. and accordingly have no currency or repatriation risks.
Environmentally well-positioned portfolio of assets. The Company’s portfolio includes approximately 9 gross GW of installed wind, solar and BESS assets that are predominantly non-emitting sources of power generation. Additionally, the Company’s assets within the Flexible Generation segment that are located in California consist of efficient gas generation facilities that support electric system reliability. The Company does not anticipate having to expend any significant capital expenditures in the foreseeable future to comply with current environmental regulations applicable to its generation assets. Taken as a whole, the Company believes it will be a net beneficiary of growing energy demand and market support for the types of assets that the Company operates and acquires.
High quality, long-lived assets with low operating and capital requirements. The Company benefits from a portfolio of relatively newer assets. The Company’s assets are largely comprised of proven and reliable technologies, provided by leading original wind, solar and BESS equipment manufacturers. Given the nature of the portfolio, which includes a substantial number of relatively low operating and maintenance cost wind, solar and BESS facilities, the Company expects to achieve high fleet availability and expend modest maintenance-related capital expenditures.
Significant scale and diversity. The Company’s portfolio comprises approximately 11.8 GW of gross capacity in 26 states, including approximately 9 GW of wind, solar and BESS and approximately 2.8 GW of dispatchable combustion-based power generation providing critical grid reliability services. The Company’s contracted assets included in the Renewables and Flexible Generation segments benefit from significant diversification in terms of technology, fuel type, counterparty and geography. The Company believes its scale and access to best practices across the fleet improves its business development opportunities through enhanced industry relationships, reputation and understanding of regional power market dynamics. Furthermore, the Company’s diversification reduces its operating risk profile and reliance on any single market.
Relationship with CEG as sponsor. The Company believes that its relationship with CEG provides significant benefits given CEG’s highly capable renewable development and operations platform that is aligned to support the Company’s growth. CEG has strong capabilities in capital formation, power origination, procurement, construction, business development, asset management, operations and maintenance and related commercial functions, which contribute to safeguarding and optimizing the value of the Company’s business and operating fleet. Additionally, GIP and TotalEnergies as owners of CEG each exhibit strong track records of stable financial support for investments in the renewable energy sector.
Segment Review
The following tables summarize the Company’s operating revenues, net income (loss) and assets by segment, as discussed in Item 15 — Note 13, Segment Reporting.

	Year ended December 31, 2024
(In millions)	Flexible Generation	Renewables	Corporate	Total
Operating revenues	$342	$1,029	$—	$1,371
Net income (loss)	64	31	(158)	(63)
Total assets	1,933	12,236	160	14,329

	Year ended December 31, 2023
(In millions)	Flexible Generation	Renewables	Corporate	Total
Operating revenues	$420	$894	$—	$1,314
Net income (loss)	109	(12)	(111)	(14)
Total assets	2,058	12,205	438	14,701

	Year ended December 31, 2022
(In millions)	Flexible Generation	Renewables	Thermal	Corporate	Total
Operating revenues	$417	$696	$77	$—	$1,190
Net income (loss) (a)	161	(58)	17	940	1,060

(a) Corporate net income includes the $1,290 million gain on the sale of the Thermal Business to KKR, which was completed on May 1, 2022.
Policy Incentives
U.S. federal, state and local governments have established various policy incentives to support the development, financing, ownership and operation of renewable energy facilities. These incentives include PTCs, ITCs, accelerated tax depreciation, cash grants, tax abatements and RPS programs which have the effect of decreasing the costs and risks associated with developing and operating such facilities or creating demand for renewable energy assets. In particular,
•Owners of wind facilities are eligible to claim the PTC, or an ITC in lieu of the PTC, provided that certain requirements are met. Similarly, owners of solar facilities are eligible to claim the ITC or, for facilities placed in service after August 16, 2022, either the ITC or, in lieu thereof, a PTC, provided certain requirements are met. Additionally, owners of BESS facilities are eligible to claim the ITC for facilities placed in service after December 31, 2022, provided certain requirements are met. The PTC is an annual credit that is based on the amount of electricity sold by the facility during the first ten years after the facility is first placed in service. The ITC is a one-time credit that is based on a percentage of the cost of the facility and is claimed for the tax year in which the facility is first placed in service. Depending on the type of taxpayer, the PTC or ITC may be sold to an unrelated third party for cash. In order to qualify for the full amount of these credits in the case of facilities whose construction began on or after January 28, 2023, certain prevailing wage and apprenticeship requirements generally must be satisfied. For facilities that begin construction after December 31, 2024, the PTC and ITC will no longer apply and such facilities may instead be eligible for the clean electricity production credit or clean electricity investment credit, respectively. In order to qualify for these new credits, the facility’s GHG emissions cannot be greater than zero.
•Pursuant to the U.S. federal Modified Accelerated Cost Recovery System, or MACRS, wind, solar and BESS facilities are generally depreciable for tax purposes over a five-year period (before taking into account certain conventions) even though the useful life of such facilities is generally much longer than five years. Federal income tax law also provides for immediate and 100% expensing and deductibility for eligible property acquired and placed in service after September 27, 2017, and before January 1, 2023, with phase downs permitting 80%, 60%, 40% and 20% expensing and deductibility for property acquired and placed in service during 2023, 2024, 2025 and 2026, respectively.
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
The elimination of, loss of, or reduction in, the incentives discussed above could decrease the attractiveness of renewable energy facilities to developers, including, but not limited to, CEG, which could reduce the Company’s acquisition or development opportunities. Such an elimination, loss or reduction could also reduce the Company’s willingness to pursue or develop certain renewable energy facilities due to higher operating costs or decreased revenues under its PPAs.
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
Environmental Matters
The Company is subject to a wide range of environmental laws during the development, construction, ownership and operation of facilities. These existing and future laws generally require that governmental permits and approvals be obtained before construction and maintained during operation of facilities. The Company is obligated to comply with all environmental laws and regulations applicable within each jurisdiction and required to implement environmental programs and procedures to monitor and control risks associated with the construction, operation and decommissioning of regulated or permitted energy assets. Federal, state and local environmental laws have historically become more stringent over time, although this trend could change in the future. To the extent that proposed legislation and new or revised regulations restrict or otherwise impact the Company’s operations, the proposed legislation and regulations could have a negative impact on the Company’s financial performance.
Proposed Federal MBTA Incidental Take Legislation and Regulations — On October 4, 2021, U.S. Fish and Wildlife Service, or FWS, issued the final MBTA rule, effective December 3, 2021, restoring the MBTA to prohibit the incidental take of migratory birds. In 2021, FWS issued an advance notice of proposed rulemaking advising that it intends to gather information necessary to develop proposed regulations to authorize the incidental take of migratory birds under prescribed conditions and prepare a draft environmental review pursuant to the National Environmental Policy Act, or NEPA. Throughout 2022, FWS sought comments on the content of the proposed rule. In November 2023, FWS withdrew the draft MBTA permit program rule from the Office of Information and Regulatory Affairs to address technical comments received from agencies. To date, a new rule has not been published by FWS.
Federal Eagle Incidental Take Permit Rule — On September 30, 2022, FWS published in the Federal Register a draft rule revising the eagle incidental take permit program. Comments on the revised rule continued to be accepted during 2023. The final eagle incidental take permit rule was published in the Federal Register on February 12, 2024 and became effective on April 13, 2024. As anticipated, the final rule provided expedited eagle take permitting and a lower cost pathway to permit issuance for many wind facilities but not all. Facility specific permits will still be required for some facilities. The wind industry continues to work with FWS to improve this process.

Local California Air District Rules — Air districts, including the San Diego Air Pollution Control District, have recently proposed and/or updated new source review permitting requirements, including to incorporate public notice requirements as well as updates to programs addressing toxic air contaminants. Rulemaking in the Los Angeles Air Basin, as regulated by South Coast Air Quality Management District, or SCAQMD, continues to update command-and-control regulations that limit NOx emissions for stationary sources in preparation for sunsetting SCAQMD’s Regional Clean Air Market, or RECLAIM, cap and trade program in the next few years. The Company’s facilities in the Flexible Generation segment meet the district’s existing and proposed amendments to command-and-control regulations. Proposed updates to local California Air District Rules are not expected to affect the operations nor compliance of the Company’s facilities.
Amendments to NEPA — On June 3, 2023, the Fiscal Responsibility Act of 2023, or FRA, was signed into law, which includes amendments to the NEPA, aimed at streamlining the environmental review process, or the Phase 1 Rule. Following the FRA, on July 31, 2023, the White House Council on Environmental Quality, or CEQ, published a proposed rule, the Bipartisan Permitting Reform Implementation Rule, which sought to revise, update and modernize the existing regulations under the NEPA and included provisions regarding robust public involvement and expanding both environmental justice and climate change, or the Phase 2 Rule. The Phase 2 Rule was finalized on May 1, 2024. The renewable energy industry generally supported both the Phase 1 Rule and the Phase 2 Rule, however, the final Phase 2 Rule was challenged in Federal District Court and the D.C. Circuit. In February 2025, the U.S. District Court for the District of North Dakota held that the CEQ has no legal authority to issue federal regulations, and as a result, CEQ’s final Phase 2 Rule exceeded the agency’s authority. As a result of the U.S. District Court’s order, CEQ’s final rule was vacated and its NEPA regulations were invalidated. This outcome did not result in a material effect on the Company, as it maintains status quo for the NEPA implementation.
Customers
The Company sells its electricity and environmental attributes, including RECs, primarily to customers located across 26 states under contractual arrangements. The Company’s customer base includes 38 local utilities and 26 commercial and industrial customers delivered through its utility-scale generation fleet, as well as thousands of additional customers for products delivered from its distributed solar fleet. During the year ended December 31, 2024, the Company’s largest customers as a percentage of consolidated revenue were SCE and PG&E, which represented approximately 24% and 17%, respectively, with the next five largest customers representing a total of approximately 30% of consolidated revenue.
Human Capital
As of December 31, 2024, the Company had 60 employees. The Company also depends upon personnel of CEG for the provision of asset management, administration and O&M services.
In addition to the personnel of CEG, the Company relies on other third-party service providers in the daily operations of its facilities in the Flexible Generation segment, as well as certain renewable facilities.
The Company and CEG focus on attracting, developing and retaining a team of highly talented and motivated employees. The Company and CEG seek to attract and retain employees with industry experience and relevant skills to support operations, which in certain areas requires specific professional or technical skills and experience. The Company’s and CEG’s programs to attract and recruit qualified candidates focus on identifying qualified candidates from a variety of backgrounds with the requisite skills and experience to bring value to the Company. The Company regularly conducts assessments of its compensation and benefit practices and pay levels to help ensure that staff members are compensated equitably and competitively. The Company devotes extensive resources to staff development and training, including tuition assistance for career-enhancing academic and professional programs. The Company and CEG utilize various programs for developing and retaining employees that focus on employee engagement and belonging, as well as continuing education. Employee performance is measured in part based on goals that are aligned with the Company’s annual objectives. The Company recognizes that its success is based on the talents and dedication of those it employs, and the Company is highly invested in their success.
The Company and CEG are committed to maintaining a workplace that acknowledges, encourages and values its employees as individuals. The Company and CEG believe that individual differences, experiences, and strengths enrich the Company’s culture and help the Company to better understand the needs of its customers and the communities in which it operates.

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
Aligned with the Company’s strategy of owning and acquiring environmentally-sound assets, in 2024, approximately 86% of the Company’s total operating revenues were not tied to the dispatch of power generation emitting GHGs. This non-GHG emitting operating revenue included renewable energy generation and grid reliability services in the Company’s Renewables segment and grid reliability services in the Flexible Generation segment at the El Segundo, Marsh Landing and Walnut Creek facilities. Also in 2024, 96% of the Company’s total generation was attributable to renewable energy and storage assets. The Company has also issued $2,125 million of corporate green bonds under a green bond framework that applies the net proceeds to finance or refinance, in part or in full, new and existing facilities and assets meeting certain criteria focused on the supply of energy from renewable resources, including solar energy and wind energy.
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

Item 1A — Risk Factors
Summary of Risk Factors
The Company’s business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:
Risks Related to the Company’s Business
•The Company’s ability to grow and make investments or acquisitions through cash on hand is limited.
•The Company may not be able to effectively identify or consummate any future investments or acquisitions on favorable terms, or at all, and future investments or acquisitions may not be accretive as a result of incorrect assumptions in the Company’s evaluation of such investments or acquisitions, unforeseen consequences or other external events beyond the Company’s control.
•Counterparties to the Company’s offtake agreements may not fulfill their obligations and, as the contracts expire or terminate, the Company may not be able to replace them with agreements on similar terms, or at all.
•The Company’s ability to effectively consummate future investments or acquisitions will also depend on the Company’s ability to arrange the required or desired financing for investments or acquisitions.
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
•Supplier concentration at certain of the Company’s facilities and the inability of suppliers to meet their obligations may expose the Company to significant financial credit or performance risks.
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
•The Company does not own all of the land on which its facilities are located, which could result in disruption to its operations. The Company’s use and enjoyment of real property rights for its facilities may be adversely affected by the rights of lienholders and leaseholders that are superior to those of the grantors of those real property rights to the Company.
•The Company’s businesses are subject to physical, market and economic risks relating to potential effects of climate change and public and governmental initiatives to address climate change.
•Risks that are beyond the Company’s control, including but not limited to acts of terrorism or related acts of war, natural disasters, severe weather, changes in weather patterns, flooding, wildfires, pandemics, inflation, supply chain disruptions, hostile cyber intrusions or other catastrophic events, could have a material adverse effect on the business, financial condition, results of operations and cash flows.
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
•The Company’s costs, results of operations, financial condition and cash flows could be adversely impacted by the disruption of the fuel supplies necessary to generate power at its facilities in the Flexible Generation segment.
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
•CEG controls the Company and has the ability to designate a majority of the members of the Company’s Board of Directors.
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
•Changes in U.S. foreign trade policies may materially and adversely affect the Company’s business, operations and financial condition.
Risks Related to the Company’s Common Stock
•The Company may not be able to continue paying comparable or growing cash dividends to holders of its common stock in the future. The Company is a holding company and its primary asset is its interest in Clearway Energy LLC, and the Company is accordingly dependent upon distributions from Clearway Energy LLC and its subsidiaries to pay dividends and taxes and other expenses.
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
Risks Related to Taxation
•The Company’s future tax liability may be greater than expected if the Company does not generate NOLs sufficient to offset taxable income, if federal, state and local tax authorities challenge certain of the Company’s tax positions and exemptions or if changes in federal, state and local tax laws occur. The Company may incur contractual obligations from the indemnification of third parties if tax authorities challenge the amount or availability of ITCs, PTCs or related tax benefits that the Company is obligated to provide to such third parties under such contractual arrangements.
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

Risks Related to the Company’s Business
Pursuant to the Company’s cash dividend policy, the Company intends to distribute a significant amount of the CAFD through regular quarterly distributions and dividends, and the Company’s ability to grow and make investments and acquisitions through cash on hand is limited.
The Company expects to distribute a significant amount of the CAFD each quarter and to rely primarily upon external financing sources, including the issuance of debt and equity securities and, if applicable, borrowings under the Company’s revolving credit facility to fund investments, acquisitions and growth capital expenditures. The Company may be precluded from pursuing otherwise attractive investments or acquisitions if the projected short-term cash flow from the investment or acquisition is not adequate to service the capital raised to fund the investment or acquisition, after giving effect to the Company’s available cash reserves. To the extent the Company issues additional equity securities in connection with any investments, acquisitions or growth capital expenditures, the payment of dividends on these additional equity securities may increase the risk that the Company will be unable to maintain or increase its per share dividend. The incurrence of bank borrowings or other debt by Clearway Energy Operating LLC or by the Company’s operating subsidiaries to finance the Company’s growth strategy will result in increased interest expense and the imposition of additional or more restrictive covenants, which, in turn, may impact the cash distributions the Company receives to distribute to holders of the Company’s common stock.
The Company may not be able to effectively identify or consummate any future investments or acquisitions on favorable terms, or at all, and future investments or acquisitions may not be accretive as a result of incorrect assumptions in the Company’s evaluation of such investments or acquisitions, unforeseen consequences or other external events beyond the Company’s control.
The Company’s business strategy includes growth through the investments in, and acquisitions of, additional generation assets (including through corporate acquisitions). This strategy depends on the Company’s ability to successfully identify and evaluate investment and acquisition opportunities and consummate investments and acquisitions on favorable terms. However, the number of investment and acquisition opportunities is limited. In addition, the Company will compete with other companies for these limited investment and acquisition opportunities, which may increase the Company’s cost of making investments or acquisitions or cause the Company to refrain from making investments or acquisitions at all. Some of the Company’s competitors for investments and acquisitions are much larger than the Company with substantially greater resources. These companies may be able to pay more for investments or acquisitions and may be able to identify, evaluate, bid for and purchase a greater number of assets than the Company’s financial or human resources permit. If the Company is unable to identify and consummate future investments or acquisitions, it will impede the Company’s ability to execute its growth strategy and limit the Company’s ability to increase the amount of dividends paid to holders of the Company’s common stock.
The Company’s ability to invest in or acquire future renewable facilities may depend on the financial viability of renewable energy assets generally. The financial viability of these assets may, from time to time, be impacted by public policy mechanisms, including PTCs, ITCs, cash grants, loan guarantees, accelerated depreciation, RPS and carbon trading plans. These mechanisms have been implemented at the state and federal levels to support the development of renewable generation, demand-side and smart grid and other clean infrastructure technologies. The availability and continuation of public policy support mechanisms will drive a significant part of the economics and viability of the Company’s growth strategy and expansion into clean energy investments.
The investment in, or acquisition of, companies and assets are subject to substantial risks, including the failure to identify material problems during due diligence (for which the Company may not be indemnified post-closing) and the risk of overpaying for assets (or not making investments or acquisitions on an accretive basis). The integration and consolidation of acquisitions requires substantial human, financial and other resources and, ultimately, the Company’s acquisitions may divert management’s attention from the Company’s existing business concerns, disrupt the Company’s ongoing business or not be successfully integrated. There can be no assurances that any future investments or acquisitions will perform as expected or that the returns from such investments or acquisitions will support the financing utilized to invest in, acquire or maintain them. A failure to achieve the financial returns the Company expects when it invests in or acquires generation assets could have a material adverse effect on the Company’s ability to grow its business and make cash distributions to its stockholders. Any failure of the Company’s acquired generation assets to be accretive or difficulty in integrating such acquisition into the Company’s business could have a material adverse effect on the Company’s ability to grow its business and make cash distributions to its stockholders. As a result, the consummation of acquisitions could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and ability to pay dividends to holders of the Company’s common stock.

Counterparties to the Company’s offtake agreements may not fulfill their obligations and, as the contracts expire or terminate, the Company may not be able to replace them with agreements on similar terms, or at all.
The majority of the electric power the Company generates within the Renewables segment is sold under long-term offtake agreements with public utilities or industrial or commercial end-users, with a weighted average remaining duration, based on CAFD, of approximately 12 years. As of December 31, 2024, the largest customers of the Company’s power generation and BESS assets, including assets in which the Company has less than a 100% membership interest, were SCE and PG&E, which represented 24% and 17%, respectively, of total consolidated revenues generated by the Company during the year ended December 31, 2024.
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
The power generation industry is characterized by intense competition and the Company’s electric generation assets encounter competition from utilities, industrial companies and independent power producers, in particular with respect to uncontracted output. In recent years, increasing competition among generators for offtake agreements has contributed to variability in electricity prices in certain markets. As a result, when an existing offtake agreement expires or is terminated, the Company may not be able to secure a replacement agreement on comparable terms and conditions, and the pricing under any such replacement agreement may vary significantly from the expired or terminated agreement, potentially impacting the profitability of the related facility. In addition, the Company’s competitors may be able to respond more quickly to evolving standards or customer requirements or adopt more advanced technology that reduces their production costs, resulting in their ability to compete for, or secure favorable terms in, offtake agreement renewals. If the Company is unable to replace an expiring or terminated offtake agreement, the affected facility may temporarily or permanently cease operations. External events, such as a severe economic downturn or force majeure events, could also impair the ability of some counterparties to the Company’s offtake agreements and other customer agreements to pay for energy and/or other products and services received.
The Company’s inability to enter into new or replacement offtake agreements or to compete successfully against current and future competitors in the markets in which the Company operates could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
The Company’s ability to effectively consummate future investments or acquisitions will also depend on the Company’s ability to arrange the required or desired financing for investments or acquisitions.
The Company may not have sufficient credit availability under the Company’s financing arrangements or have access to facility-level financing on commercially reasonable terms when investment or acquisition opportunities arise. An inability to obtain the required or desired financing could significantly limit the Company’s ability to consummate future investments or acquisitions and effectuate the Company’s growth strategy. If financing is available, utilization of the Company’s credit available under its financing arrangements or facility-level financing for all or a portion of the purchase price of an investment or acquisition could significantly increase the Company’s interest expense, impose additional or more restrictive covenants and reduce CAFD. Similarly, the issuance of additional equity securities as consideration for investments or acquisitions could cause significant stockholder dilution and reduce the Company’s dividends if the investments or acquisitions are not sufficiently accretive. The Company’s ability to consummate future investments or acquisitions may also depend on the Company’s ability to obtain any required regulatory approvals for such investments or acquisitions.
The Company’s indebtedness could adversely affect its ability to raise additional capital to fund the Company’s operations or pay dividends. It could also expose the Company to the risk of increased interest rates and limit the Company’s ability to react to changes in the economy or the Company’s industry as well as impact the Company’s results of operations, financial condition and cash flows.
As of December 31, 2024, the Company had approximately $7,235 million of total consolidated indebtedness, $5,110 million of which was incurred by the Company’s non-guarantor subsidiaries. In addition, the Company’s share of its unconsolidated affiliates’ total indebtedness and letters of credit outstanding as of December 31, 2024, totaled approximately $282 million and $39 million, respectively (calculated as the Company’s unconsolidated affiliates’ total indebtedness as of such date multiplied by the Company’s percentage membership interest in such assets).

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
•limiting the Company’s ability to fund operations or future investments or acquisitions;
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
•limiting the Company’s ability to obtain additional financing for working capital including collateral postings, capital expenditures, debt service requirements, investments, acquisitions and general corporate or other purposes; and
•limiting the Company’s ability to adjust to changing market conditions and placing it at a competitive disadvantage compared to the Company’s competitors who have less debt.
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
The agreements governing the Company’s facility-level financing contain financial and other restrictive covenants that limit the Company’s operating subsidiaries’ ability to make distributions to the Company or otherwise engage in activities that may be in the Company’s long-term best interests. The facility-level financing agreements generally prohibit distributions from the operating subsidiaries to the Company unless certain specific conditions are met, including the satisfaction of certain financial ratios. The Company’s inability to satisfy certain financial covenants may prevent cash distributions by the particular operating subsidiary to it, and the Company’s failure to comply with those and other covenants could result in an event of default which, if not cured or waived, may entitle the related lenders to demand repayment or enforce their security interests, which could have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, failure to comply with such covenants may entitle the related lenders to demand repayment and accelerate all such indebtedness. If the Company is unable to make distributions from the Company’s operating subsidiaries, it would likely have a material adverse effect on the Company’s ability to pay dividends to holders of the Company’s common stock.
Letter of credit facilities to support contractual obligations of operating subsidiaries generally have a limited term that may require future renewal, at which time the Company or relevant operating subsidiary will need to satisfy applicable financial ratios and covenants. If the Company is unable to renew the Company’s letters of credit as expected or replace them with letters of credit under different facilities on favorable terms or at all, the Company may experience a material adverse effect on its business, financial condition, results of operations and cash flows. Furthermore, such inability may constitute a default under certain facility-level financing arrangements, restrict the ability of the operating subsidiary to make distributions to it and/or reduce the amount of cash available at such subsidiary to make distributions to the Company.

In addition, the Company’s ability to arrange financing, either at the corporate level or at a non-recourse operating subsidiary, and the costs of such capital, are dependent on numerous factors, including:
•general economic and capital market conditions;
•credit availability from banks and other financial institutions;
•investor confidence in the Company, its partners, GIP and TotalEnergies, through CEG, the Company’s principal stockholder (on a combined voting basis);
•investor confidence in the regional wholesale power markets;
•the Company’s financial performance and the financial performance of the Company subsidiaries;
•the Company’s level of indebtedness and compliance with covenants in debt agreements;
•maintenance of acceptable credit ratings or credit quality;
•cash flow; and
•provisions of tax and securities laws that may impact raising capital.
The Company may not be successful in obtaining additional capital for these or other reasons. Furthermore, the Company may be unable to refinance or replace facility-level financing arrangements or other credit facilities on favorable terms or at all upon the expiration or termination thereof. The Company’s failure, or the failure of any of the Company’s facilities, to obtain additional capital or enter into new or replacement financing arrangements when due may constitute a default under such existing indebtedness and may have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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
If solar or wind conditions are unfavorable, the Company’s electricity generation and revenue from renewable generation facilities may be substantially below the Company’s expectations. The electricity produced and revenues generated by a solar or wind energy generation facility is highly dependent on suitable solar or wind conditions, as applicable, and associated weather conditions, which are beyond the Company’s control. Disruption in the generation of solar or wind energy could limit a facility’s ability to generate electricity at its desired level. Should a generation facility fail to perform at the required levels, or other unplanned disruptions occur, the facility may be forced to fulfill an underlying contractual obligation by purchasing electricity at higher prices. In addition, the Company’s facilities may be exposed, based on specific contractual terms, to a locational basis risk resulting from a difference in the price received for generation sold at the location where the power is generated and the price paid for generation purchased at the contracted delivery point, which could lead to potential lower revenues in circumstances where the price received is lower than the price that is paid. Furthermore, components of the Company’s systems, such as solar panels and inverters, could be damaged by severe weather, such as wildfires, hailstorms, lightning, tornadoes or freezing temperatures and other winter weather conditions. Unfavorable weather and atmospheric conditions could impair the effectiveness of the Company’s assets or reduce their output beneath their rated capacity or require shutdown of key equipment, impeding operation of the Company’s renewable energy assets. For example, in February 2021, many electricity generating assets, including the Company’s wind facilities in Texas, were unable to operate and experienced outages for a few days as a result of the extreme winter weather conditions. In addition, climate change may have the long-term effect of changing wind patterns at the Company’s facilities. Changing wind patterns could cause changes in expected electricity generation. These events could also degrade equipment or components and the interconnection and transmission facilities’ lives or maintenance costs.

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
If the Company makes any major modifications to its facilities in the Flexible Generation segment, it may be required to install the best available control technology or to achieve the lowest achievable emission rates as such terms are defined under the new source review provisions of the Clean Air Act in the future. Any such modifications could result in substantial additional capital expenditures. The Company may also choose to repower, refurbish or upgrade its facilities based on its assessment that such activity will provide adequate financial returns. Such facilities require time for development and capital expenditures before commencement of commercial operations, and key assumptions underpinning a decision to make such an investment may prove incorrect, including assumptions regarding construction costs, timing, available financing and future fuel and power prices. These events could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
Supplier concentration at certain of the Company’s facilities and the inability of suppliers to meet their obligations may expose the Company to significant financial credit or performance risks.
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
The failure of any supplier to fulfill its contractual obligations to the Company could have a material adverse effect on its financial results. Consequently, the financial performance of the Company’s facilities is dependent on the credit quality of, and continued performance by, the Company’s suppliers and vendors.
The Company currently owns, and in the future may acquire, certain assets in which the Company has limited control over management decisions and its interests in such assets may be subject to transfer or other related restrictions.
As described in Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, the Company has limited control over the management and operation of certain of its assets, because the Company does not beneficially own all of the membership interests in such assets. The Company may seek to acquire additional assets in which it owns less than all of the related membership interests in the future. In these investments, the Company will seek to exert a degree of influence with respect to the management and operation of assets in which it owns less than all of the membership interests by negotiating to obtain positions on management committees or to receive certain limited governance rights, such as rights to veto significant actions. However, the Company may not always succeed in such negotiations. The Company may be dependent on its co-venturers to operate such assets. The Company’s co-venturers may not have the level of experience, technical expertise, human resources management and other attributes necessary to operate these assets optimally. In addition, conflicts of interest may arise in the future between the Company and its stockholders, on the one hand, and the Company’s co-venturers, on the other hand, where the Company’s co-venturers’ business interests are inconsistent with the interests of the Company and its stockholders. Further, disagreements or disputes between the Company and its co-venturers could result in litigation, which could increase expenses and potentially limit the time and effort the Company’s officers and directors are able to devote to the business.

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
The Company does not own all of the land on which its facilities are located, which could result in disruption to its operations.
The Company does not own all of the land on which its facilities are located, and the Company is, therefore, subject to the possibility of less desirable terms and increased costs to retain necessary land use if it does not have valid leases or rights-of-way or if such rights-of-way lapse or terminate. Although the Company has obtained rights to construct and operate these assets pursuant to related lease arrangements, the rights to conduct those activities are subject to certain exceptions, including the term of the lease arrangement. The Company is also at risk of condemnation on land it owns. The loss of these rights, through the Company’s inability to renew right-of-way contracts, condemnation or otherwise, may adversely affect the Company’s ability to operate its assets.
The Company’s use and enjoyment of real property rights for its facilities may be adversely affected by the rights of lienholders and leaseholders that are superior to those of the grantors of those real property rights to the Company.
Generation facilities generally are, and are likely to be, located on land occupied by the facility pursuant to long-term easements and leases. The ownership interests in the land subject to these easements and leases may be subject to mortgages securing loans or other liens (such as tax liens) and other easement and lease rights of third parties (such as leases of oil or mineral rights) that were created prior to the facility’s easements and leases. As a result, the facility’s rights under these easements or leases may be subject, and subordinate, to the rights of those third parties. The Company performs title searches and obtains title insurance to protect itself against these risks. Such measures may, however, be inadequate to protect the Company against all risk of loss of its rights to use the land on which the wind facilities are located, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
The Company’s businesses are subject to physical, market and economic risks relating to potential effects of climate change and public and governmental initiatives to address climate change.
Climate change creates uncertainty in weather and other environmental conditions, including temperature and precipitation levels, and thus may affect consumer demand for electricity. For example, deviations from normal weather may reduce demand or availability of electricity and gas distribution services. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, cloud coverage, precipitation, floods, wildfires and other climatic events, could disrupt the Company’s operations and supply chain, and cause them to incur significant costs in preparing for or responding to these effects. These or other meteorological changes could lead to increased operating costs, capital expenses or power purchase costs.
Furthermore, governmental, scientific and public concern over the threat of climate change arising from GHG emissions may limit the Company’s access to natural gas or decrease demand for energy generated by the Company’s assets in the Flexible Generation segment. State, national and foreign governments and agencies continue to evaluate, and in some instances adopt, climate-related legislation and other regulatory initiatives that would restrict GHG emissions. Changes in environmental requirements related to GHG, climate change and alternative energy sources may impact demand for the Company’s services.

Risks that are beyond the Company’s control, including but not limited to acts of terrorism or related acts of war, natural disasters, severe weather, changes in weather patterns, flooding, wildfires, pandemics, inflation, supply chain disruptions, hostile cyber intrusions or other catastrophic events, could have a material adverse effect on the business, financial condition, results of operations and cash flows.
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
Furthermore, certain of the Company’s assets are located in active earthquake zones in California and Arizona, and certain facilities and suppliers conduct their operations in the same region or in other locations that are susceptible to natural disasters. In addition, California and some of the locations where certain suppliers are located, from time to time, have experienced shortages of water, electric power and natural gas. Catastrophic events, such as an earthquake, wildfire, drought, flood, pandemics or localized extended outages of critical utilities or transportation systems, or any critical resource shortages, affecting the Company or its suppliers, could cause a significant interruption in the business, damage or destroy the Company’s facilities or those of its suppliers or the manufacturing equipment or inventory of the Company’s suppliers. The Company has a limited number of highly skilled employees for some of its operations and relies on certain independent contractors and other service providers. If a large proportion of the Company’s employees in those critical positions, or independent contractors or other service providers to the Company or its customers were to be negatively impacted by a catastrophic event at the same time, the Company would rely upon its business continuity plans in an effort to continue operations at its facilities, but there is no certainty that such measures will be sufficient to mitigate the adverse impact to its operations that could result from shortages of highly skilled employees, independent contractors or service providers. Any such terrorist acts, environmental repercussions or disruptions or natural disasters could result in a significant decrease in revenues or significant reconstruction or remediation costs, beyond what could be recovered through insurance policies, which could have a material adverse effect on the business, financial condition, results of operations and cash flows.
The operation of the Company’s businesses is subject to cyber-based security and integrity risk.
Numerous functions affecting the efficient operation of the Company’s businesses depend on the secure and reliable storage, processing and communication of electronic data and the use of sophisticated computer hardware and software systems. The operation of the Company’s generating assets relies on cyber-based technologies and has been the target of disruptive actions. In addition, the Company’s business is dependent upon the computer systems of third-party providers to process certain data necessary to conduct business, including sensitive employee information, credit card transaction information and other sensitive data.
From time to time, the Company engages a range of third parties as a part of its cybersecurity risk management. While such engagements are aimed at bolstering the effectiveness of the Company’s risk management processes, they introduce inherent risks and complexities that warrant careful consideration. Any oversight or failure on the part of these third parties could compromise the security of the Company’s sensitive data, proprietary information and critical business processes, leading to potential data breaches or unauthorized access. Additionally, the reliance on external entities introduces complexities in coordinating risk management efforts, data sharing and maintaining confidentiality. Any mismanagement or inadequate coordination between the Company’s internal teams and third-party vendors could result in delays in responding to cybersecurity threats or gaps in its risk mitigation strategies. In addition, while the Company and its third-party service providers commit resources to the design, implementation and monitoring of the Company’s computer systems, there is no guarantee that these security measures will provide absolute security. Despite these security measures, the Company may not be able to anticipate, detect or prevent cyberattacks, particularly because the methodologies used by attackers change frequently or may not be recognized until launch, and because attackers are increasingly using technologies designed to circumvent controls and avoid detection.

Potential disruptive actions could result from cyberspace breaches, ransomware or other malware, phishing or social engineering schemes or attacks or other cybersecurity threats, attacks or intrusions, including by computer hackers, foreign governments and cyber terrorists, or otherwise be compromised by unintentional events with respect to the Company or any of its contractors or customers. If the Company or its third-party providers’ systems for protecting against cyber incidents prove to be insufficient, current or planned business operations could be interrupted, property could be damaged and confidential, proprietary or other sensitive information, including employee, customer or supplier information could be lost, stolen, or corrupted, causing the Company to incur significant losses of revenues, other substantial liabilities and damages, costs to replace or repair damaged equipment and damage to the Company’s reputation. The Company’s insurance may not fully protect it against such losses, and costs for insurance may also increase as a result of cybersecurity threats. In addition, the Company may experience increased capital and operating costs to implement increased security for its cyber systems and generating assets.
In addition, cyberattacks against the Company or others in its industry could result in additional regulations, which could lead to increased regulatory compliance costs, insurance coverage cost or capital expenditures. Any failure by the Company to comply with these additional regulations could subject it to regulatory investigations or litigation and could result in significant penalties and liability. The Company cannot predict the potential impact to its business or the energy industry resulting from such additional regulations.
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
The Company depends on electric distribution and transmission facilities owned and operated by others to deliver the wholesale power it will sell from its electric generation assets to its customers. A failure or delay in the operation or development of these facilities or a significant increase in the cost of the development of such facilities could result in lost revenues. Such failures or delays could limit the amount of power the Company’s operating facilities deliver or delay the completion of the Company’s facilities under construction. Additionally, such failures, delays or increased costs could have a material adverse effect on the business, financial condition and results of operations. If a region’s power transmission infrastructure is inadequate, the Company’s recovery of wholesale costs and profits may be limited. If restrictive transmission price regulation is imposed, the transmission companies may not have a sufficient incentive to invest in expansion of transmission infrastructure. The Company also cannot predict whether distribution or transmission facilities will be expanded in specific markets to accommodate competitive access to those markets. In addition, certain of the Company’s operating facilities’ generation of electricity may be curtailed without compensation due to transmission limitations or limitations on the electricity grid’s ability to accommodate intermittent and other electricity generating sources, reducing the Company’s revenues and impairing its ability to capitalize fully on a particular facility’s generating potential. Such curtailments could have a material adverse effect on the business, financial condition, results of operations and cash flows. Furthermore, economic congestion on transmission networks in certain of the markets in which the Company operates may occur and the Company may be deemed responsible for congestion costs. If the Company were liable for such congestion costs, its financial results could be adversely affected.
The Company’s costs, results of operations, financial condition and cash flows could be adversely impacted by the disruption of the fuel supplies necessary to generate power at its facilities in the Flexible Generation segment.
Delivery of fuels to fuel the facilities in the Flexible Generation segment is dependent upon the infrastructure (including natural gas pipelines) available to serve each such generation facility as well as upon the continuing financial viability of contractual counterparties. As a result, the Company is subject to the risks of disruptions or curtailments in the production of power at these generation facilities if a counterparty fails to perform or if there is a disruption in the fuel delivery infrastructure.
The Company depends on key personnel and its ability to attract and retain additional skilled management and other personnel, the loss of any of which could have a material adverse effect on the Company’s financial condition and results of operations.
The Company believes its current operations and future success depend largely on the continued services of key personnel employed by the Company and CEG. Although the Company currently has access to the resources of CEG, the loss of key personnel employed by the Company or CEG could have a material adverse effect on the Company’s financial condition and results of operations.

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
CEG owns all of the Company’s outstanding Class B and Class D common stock. The Company’s outstanding Class B and Class D common stock is entitled to one vote per share and 1/100th of a vote per share, respectively. As a result of its ownership of the Class B and Class D common stock, CEG owns 54.91% of the combined voting power of the Company’s common stock as of December 31, 2024. CEG is equally owned by GIP and TotalEnergies. On October 1, 2024, BlackRock acquired 100% of the business and assets of GIM, which is the investment manager of the GIP funds that own an interest in CEG.
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
Furthermore, effective January 1, 2025, the Company effected a reorganization pursuant to which all of the employees of the Company transferred to CEG. As a result, the Company depends solely on the services provided by or under the direction of CEG under the CEG Master Services Agreement to carry out its operations. CEG personnel and support staff that provide services to the Company under the CEG Master Services Agreement are not required to, and the Company does not expect that they will, have as their primary responsibility the management and administration of the Company or to act exclusively for the Company, and the CEG Master Services Agreement does not require any specific individuals to be provided by CEG. Under the CEG Master Services Agreement, CEG has the discretion to determine which of its employees perform assignments required to be provided to the Company. Any failure to effectively manage the Company’s processes related to internal controls over financial reporting, operations or to implement its strategy could have a material adverse effect on the business, financial condition, results of operations and cash flows. The CEG Master Services Agreement will continue in perpetuity, until terminated in accordance with its terms.
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
CEG controls the Company and has the ability to designate a majority of the members of the Company’s Board of Directors.
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
The Company’s ability to grow through acquisitions depends, in part, on CEG’s ability to identify and present the Company with acquisition opportunities. There are a number of factors that could materially and adversely impact the extent to which suitable acquisition opportunities are made available from CEG. For example, due to factors inside or outside the Company’s control, CEG may be unable to develop or construct facilities that are ultimately compatible with the Company’s operational requirements or that otherwise result in suitable acquisition opportunities for the Company, or CEG may not be able to develop facilities that provide cash flows that would support the Company’s investment requirements due to numerous factors impacting the economics of the facilities, including negotiation of engineering, procurement and construction and offtake contracts, as well as securing long-term financing for the facilities.
The Company may be unable to terminate the CEG Master Services Agreement, in certain circumstances.
The CEG Master Services Agreement provides that the Company may terminate the agreement upon 30 days prior written notice to CEG upon the occurrence of any of the following: (i) CEG defaults in the performance or observance of any material term, condition or covenant contained therein in a manner that results in material harm to the Company and the default continues unremedied for a period of 30 days after written notice thereof is given to CEG; (ii) CEG engages in any act of fraud, misappropriation of funds or embezzlement that results in material harm to the Company; (iii) CEG is grossly negligent in the performance of its duties under the agreement and such gross negligence results in material harm to the Company; or (iv) upon the happening of certain events relating to the bankruptcy or insolvency of CEG. Furthermore, if the Company requests an amendment to the scope of services provided by CEG under the CEG Master Services Agreement and is not able to agree with CEG as to a change to the service fee resulting from a change in the scope of services within 90 days of the request, the Company will be able to terminate the agreement upon 30 days prior notice to CEG. The Company will not be able to terminate the agreement for any other reason, including if CEG experiences a change of control, and the agreement continues in perpetuity, until terminated in accordance with its terms. If CEG’s performance does not meet the expectations of investors, and the Company is unable to terminate the CEG Master Services Agreement, the market price of the Class A and Class C common stock could suffer.
If CEG terminates the CEG Master Services Agreement or defaults in the performance of its obligations under the agreement, the Company may be unable to contract with a substitute service provider on similar terms, or at all.
The Company relies on CEG to provide certain services under the CEG Master Services Agreement, including the provision of information technology services. The CEG Master Services Agreement provides that CEG may terminate the agreement upon 180 days prior written notice of termination to the Company (i) if the Company defaults in the performance or observance of any material term, condition or covenant contained in the agreement in a manner that results in material harm to CEG and the default continues unremedied for a period of 30 days after written notice of the breach is given; or (ii) upon the happening of certain events relating to the bankruptcy or insolvency of the Company. If CEG terminates the CEG Master Services Agreement or defaults in the performance of its obligations under the agreement, the Company may be unable to contract with CEG or a substitute service provider on similar terms or at all, and the costs of substituting service providers may be substantial. In addition, in light of CEG’s familiarity with the Company’s assets, a substitute service provider may not be able to provide the same level of service due to lack of pre-existing synergies. In connection with the provision of services under the CEG Master Services Agreement, CEG is in the process of implementing an enterprise resource planning, or ERP, application to support its core business processes and data. The implementation of an ERP application requires significant human resources, which could impact CEG’s ability to provide services to the Company under the CEG Master Services Agreement. In addition, the Company will rely on CEG’s ERP application to support its core business processes, data, financial accounting, financial reporting and internal controls. If CEG is unable to complete an effective implementation of its ERP application in a timely manner, it could adversely impact the Company and its ability to meet its financial reporting and internal control requirements.

The liability of CEG is limited under the Company’s arrangements with it, and the Company has agreed to indemnify CEG against claims that it may face in connection with such arrangements, which require the Company to satisfy significant indemnification obligations.
Under the CEG Master Services Agreement, CEG does not assume any responsibility other than to provide or arrange for the provision of the services described in the CEG Master Services Agreement in good faith. In addition, under the CEG Master Services Agreement, the liability of CEG and its affiliates is limited to the fullest extent permitted by law to conduct involving bad faith, fraud, willful misconduct or gross negligence or, in the case of a criminal matter, action that was known to have been unlawful. In addition, the Company has agreed to indemnify CEG to the fullest extent permitted by law from and against any claims, liabilities, losses, damages, costs or expenses incurred by an indemnified person or threatened in connection with the Company’s operations, investments and activities or in respect of or arising from the CEG Master Services Agreement or the services provided by CEG, except to the extent that the claims, liabilities, losses, damages, costs or expenses are determined to have resulted from the conduct in respect of which such persons have liability as described above. These protections may result in the Company assuming greater risks when CEG makes decisions relating to the Company. The indemnification arrangements may give rise to legal claims for indemnification that are adverse to the Company and holders of its common stock, and, depending on the scope and magnitude of these claims, the Company may incur significant expenses and other financial obligations to cover such claims.
Certain of the Company’s PPAs and facility-level financing arrangements include provisions that would permit the counterparty to terminate the contract or accelerate maturity in the event CEG ceases to control or own, directly or indirectly, a majority of the voting power of the Company.
Certain of the Company’s PPAs and facility-level financing arrangements contain change in control provisions that provide the counterparty with a termination right or the ability to accelerate maturity in the event of a change of control of the Company without the counterparty’s consent. These provisions are triggered in the event CEG ceases to own, directly or indirectly, capital stock representing more than 50% of the voting power of the Company’s capital stock outstanding on such date, or, in some cases, if CEG ceases to be the majority owner, directly or indirectly, of the applicable facility. As a result, if CEG ceases to control, or in some cases, own a majority of the voting power of the Company, the counterparties could terminate such contracts or accelerate the maturity of such financing arrangements. The termination of any of the Company’s PPAs or the acceleration of the maturity of any of the Company’s facility-level financing could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.
The Company is a “controlled company”, controlled by CEG, and as a result, is exempt from certain corporate governance requirements that are designed to provide protection to stockholders of companies that are not controlled companies.
As of December 31, 2024, CEG controls 54.91% of the Company’s combined voting power and is able to elect all of the Company’s Board of Directors. As a result, the Company is considered a “controlled company” for the purposes of the NYSE listing requirements. As a “controlled company,” the Company is permitted to, and the Company may, opt out of the NYSE listing requirements that would require (i) a majority of the members of the Company’s Board of Directors to be independent, (ii) that the Company establish a compensation committee and a nominating and governance committee, each comprised entirely of independent directors, or (iii) an annual performance evaluation of the nominating and governance and compensation committees. The NYSE listing requirements are intended to ensure that directors who meet the independence standards are free of any conflicting interest that could influence their actions as directors. While the Company has elected to have a Corporate Governance, Conflicts and Nominating Committee consisting entirely of independent directors and to conduct an annual performance evaluation of this committee, the majority of the members of the Company’s Board of Directors are not considered independent and the Company’s compensation committee is not comprised entirely of independent directors. Therefore, the Company’s stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the applicable NYSE listing requirements.

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
Local, state and federal regulations may focus on areas such as monitoring and restricting GHG emissions, regulating methane emissions and transitioning away from reliance on fossil fuels. Alternatively, local, state and federal regulations may also target restricting the development of renewable energy capacity through restrictions on land use, interconnection and removal of government incentives for renewable energy. Significant changes to local, state and federal regulations may have material impacts on the Company’s cost of compliance with these regulations on the Company’s ability to operate its existing assets economically. In addition, the Company may be adversely affected by changes to regulations that restrict the Company’s ability to acquire or invest in new facilities. The effect on the Company of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted. In addition, sudden changes to local, state or federal regulations may result in the Company’s inability to quickly react and respond to these changes.
Companies across all industries may face increased scrutiny from the public, stakeholders and government agencies related to their environmental, social, and governance, or ESG, practices and commitments to address climate change. For example, in March 2024, the SEC adopted new rules that would require a wide range of climate-related disclosures in SEC filings, including certain climate-related risks, climate-related metrics and GHG emissions, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. Although the SEC issued an order in April 2024 staying implementation of the new rules pending the resolution of certain legal challenges, the outcome of these legal challenges is uncertain, including with respect to the content of any portion of the rules that may be upheld and the ultimate timing of required compliance with such rules. On February 11, 2025, however, the SEC notified the U.S. Court of Appeals of a statement issued by the SEC’s Acting Chairman regarding, among other things, the fact that the majority of current SEC Commissioners had previously voted against adopting the rules and requested that the U.S. Court of Appeals not schedule the case for argument to provide time for the SEC to deliberate and determine the appropriate next steps in the cases. Additionally, in September 2023, California passed climate-related disclosure mandates, which are broader than the SEC’s proposed rules. In the event the SEC’s climate disclosure rules go into effect or states in which the Company operates or does business adopt climate disclosure requirements, the Company could incur significant additional costs relating to the assessment and disclosure of climate-related risks.
In recent years, investor advocacy groups, institutional investors, investment funds, and other influential investors have placed increasing importance on ESG practices. Increased focus and activism related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. While the Company is committed to engaging with its stakeholders on ESG practices in a proactive, holistic and integrated manner, changes in the public or stakeholder sentiment could impact the Company’s ability to fund its assets in the Flexible Generation segment or decrease the demand for the energy generated by these assets. In addition, the additional disclosure requirements involve a significant recordkeeping requirement, which could result in the need for additional resources to support compliance. The Company will also be reliant upon its vendors in providing the necessary information for compliance, which may provide additional challenges in meeting compliance requirements. Further, failure or a perception of failure to implement the Company’s ESG practices or achieve sustainability goals and targets it has set could damage the Company’s reputation, causing investors or customers to lose confidence in the Company, and negatively impact the business.

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
Substantially all of the Company’s generation assets are also subject to the reliability standards promulgated by the designated Electric Reliability Organization (currently the North American Electric Reliability Corporation, or NERC) and approved by FERC. If the Company fails to comply with the mandatory reliability standards, it could be subject to sanctions, including substantial monetary penalties and increased compliance obligations. The Company will also be affected by legislative and regulatory changes, as well as changes to market design, market rules, tariffs, cost allocations and bidding rules that occur in the existing regional markets operated by RTOs or ISOs, such as PJM. The RTOs/ISOs that oversee most of the wholesale power markets impose, and in the future may continue to impose, mitigation, including price limitations, offer caps, must-offer rules, non-performance penalties and other mechanisms to address some of the volatility and the potential exercise of market power in these markets. These types of price limitations and other regulatory mechanisms may have a material adverse effect on the profitability of the Company’s generation facilities acquired in the future that sell energy, capacity and ancillary products into the wholesale power markets. The regulatory environment for electric generation has undergone significant changes in the last several years due to state and federal policies affecting wholesale competition and the creation of incentives for the addition of large amounts of new renewable generation and, in some cases, transmission assets. These changes are ongoing, and the Company cannot predict the future design of the wholesale power markets or the ultimate effect that the changing regulatory environment will have on the Company’s business. In addition, in some of these markets, interested parties have proposed to re-regulate the markets or require divestiture of electric generation assets by asset owners or operators to reduce their market share. Other proposals to re-regulate may be made and legislative or other attention to the electric power market restructuring process may delay or reverse the deregulation process. If competitive restructuring of the electric power markets is reversed, discontinued, or delayed, the Company’s business prospects and financial results could be negatively impacted.
Furthermore, revenues related to GenConn are established each year by the Connecticut Public Utilities Regulatory Authority. While such regulatory oversight is generally premised on the recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the applicable regulatory authorities approve rates or revenues that fully recover costs or provide an adequate return on the Company’s capital investments. This risk of inadequate cost recovery could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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
Government regulations providing incentives for renewable power generation and battery energy storage could change at any time and such changes may negatively impact the Company’s growth strategy.
The Company’s growth strategy depends in part on government policies that support renewable generation and energy storage and enhance the economic viability of owning renewable power generation assets. Renewable power generation assets currently benefit from various federal, state and local governmental incentives such as ITCs, PTCs, loan guarantee programs, RPS programs and accelerated depreciation for tax purposes. These laws, regulations and policies have had a significant impact on the development of renewable power generation facilities and they could be changed, reduced or eliminated at any time. These incentives make the development of renewable power generation facilities more competitive by providing tax credits or grants and accelerated depreciation for a portion of the development costs, decreasing the costs and risks associated with developing such facilities or creating demand for renewable power assets through RPS programs.
The elimination or loss of, or reduction in, such incentives could (i) decrease the attractiveness of renewable power generation or BESS facilities to developers, including, but not limited to, CEG, which could reduce the Company’s acquisition opportunities, (ii) reduce the Company’s willingness to pursue or develop certain renewable power facilities due to higher operating costs or decreased revenues under its PPAs, (iii) cause the market for future renewable energy PPAs to be smaller and the prices for future renewable energy PPAs to be lower and/or (iv) result in increased financing costs and difficulty in obtaining financing on acceptable terms.

Any of the foregoing could have a material adverse effect on the Company’s business, financial condition, results of operations and ability to grow its business and make cash distributions.
Changes in U.S. foreign trade policies, including the imposition of additional tariffs and other trade barriers, and efforts to withdraw from or materially modify international trade agreements, may materially and adversely affect the Company’s business, operations and financial condition.
Changes in U.S. foreign trade policies could lead to the imposition of additional trade barriers and tariffs on the foreign import of certain materials and products. For example, effective February 4, 2025, the U.S. government implemented an additional tariff on goods being imported from China and announced additional tariffs for goods imported into the U.S. from Mexico and Canada beginning in March 2025. The Company cannot predict what additional changes to trade policy will be made by the presidential administration or Congress, including whether existing tariff policies will be maintained or modified, what products may be subject to such policies or whether the entry into new bilateral or multilateral trade agreements will occur, nor can the Company predict the effects that any such changes would have on its business. However, such steps, if adopted, could increase the Company’s costs and adversely impact its business and operations. In addition, changes in U.S. trade policy have resulted, and could again result, in reactions from U.S. trading partners, including adopting responsive trade policies. For example, in response to the U.S. government’s additional tariff on imports from China, on February 4, 2025, the Chinese government announced that it would implement a tariff on certain goods being imported into China from the U.S. There can be no assurance that such changes in U.S. or foreign trade policy or in laws and policies governing foreign trade, and any resulting negative sentiments towards the U.S. as a result of such changes, would not materially and adversely affect the Company’s business, financial condition, results of operations and liquidity.
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
•restrictions contained in the Company’s debt agreements (including facility-level financing and, if applicable, corporate debt); and
•other business risks affecting cash levels.
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
The Company may incur other expenses or liabilities during a period that could significantly reduce or eliminate its CAFD and, in turn, impair its ability to pay dividends to holders of the Company’s Class A or Class C common stock during the period. Because the Company is a holding company, its ability to pay dividends on the Company’s Class A or Class C common stock is restricted and further limited by the ability of the Company’s subsidiaries to make distributions to the Company, including restrictions under the terms of the agreements governing the Company’s corporate debt and facility-level financing. For example, as a result of the bankruptcy of PG&E, between early 2019 and mid-2020, certain of the Company’s assets and investments were unable to make distributions to the Company. The facility-level financing agreements generally prohibit distributions from the operating subsidiaries prior to COD and thereafter prohibit distributions to the Company unless certain specific conditions are met, including the satisfaction of financial ratios. The Company’s revolving credit facility also restricts the Company’s ability to declare and pay dividends if an event of default has occurred and is continuing or if the payment of the dividend would result in an event of default.

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
The Company is a holding company and its primary asset is its interest in Clearway Energy LLC, and the Company is accordingly dependent upon distributions from Clearway Energy LLC and its subsidiaries to pay dividends and taxes and other expenses.
The Company is a holding company and its primary asset is its ownership of membership interests in Clearway Energy LLC, a holding company that has no material assets other than its interest in Clearway Energy Operating LLC, whose sole material assets are the operating subsidiaries. None of the Company, Clearway Energy LLC or Clearway Energy Operating LLC has any independent means of generating revenue. The Company intends to continue to cause Clearway Energy Operating LLC’s subsidiaries to make distributions to Clearway Energy Operating LLC and, in turn, make distributions to Clearway Energy LLC, and, in turn, to make distributions to the Company in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by the Company. To the extent that the Company needs funds for a quarterly cash dividend to holders of the Company’s Class A and Class C common stock or otherwise, and Clearway Energy Operating LLC or Clearway Energy LLC is restricted from making such distributions under applicable law or regulation or is otherwise unable to provide such funds (including as a result of Clearway Energy Operating LLC’s operating subsidiaries being unable to make distributions), it could materially adversely affect the Company’s liquidity and financial condition and limit the Company’s ability to pay dividends to holders of the Company’s Class A and Class C common stock.
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
Furthermore, any significant disruption to the Company’s ability to access the capital markets, or a significant increase in interest rates, could make it difficult for the Company to successfully acquire attractive facilities from third parties and may also limit the Company’s ability to obtain debt or equity financing to complete such acquisitions. If the Company is unable to raise adequate proceeds when needed to fund such acquisitions, the ability to grow the Company’s operating portfolio may be limited, which could have a material adverse effect on the Company’s ability to implement its growth strategy and, ultimately, its business, financial condition, results of operations and cash flows.

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
Risks Related to Taxation
The Company’s future tax liability may be greater than expected if the Company does not generate NOLs sufficient to offset taxable income, if federal, state and local tax authorities challenge certain of the Company’s tax positions and exemptions or if changes in federal, state and local tax laws occur. The Company may incur contractual obligations from the indemnification of third parties if tax authorities challenge the amount or availability of ITCs, PTCs or related tax benefits that the Company is obligated to provide to such third parties under such contractual arrangements.
The Company expects to (i) carryforward prior year NOL balances to offset future taxable income and (ii) generate tax credits and carryforward prior year tax credits to offset future income tax liabilities. Based on the Company’s current portfolio of assets, which include renewable energy assets that benefit from accelerated tax depreciation deductions and federal tax credits, the Company estimates it will not pay material income tax payments through 2026.
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
In addition, the Company routinely enters into arrangements with third parties that provide tax equity financing to, or acquire tax credits, including ITCs or PTCs, from, the Company where tax credits and related tax benefits represent a material portion of the economic benefit of the arrangement to such other party. In certain circumstances, as is customary in the industry, the Company has guaranteed and may have to guarantee the economic benefit of such tax credits and other tax benefits to such party. A reduction in expected tax credits or tax benefits resulting from successful challenges by the IRS could result in an obligation under the Company’s contractual arrangements that could have a material impact on the Company’s financial condition, results of operations and liquidity.
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
The amount of distributions to holders of the Company’s Class A and Class C common stock that will be treated as taxable for U.S. federal income tax purposes to such holders will depend on the amount of the Company’s current and accumulated earnings and profits. It is difficult to predict whether the Company will generate earnings and profits as computed for federal income tax purposes in any given tax year. Generally, a corporation’s earnings and profits are computed based upon taxable income, with certain specified adjustments. Distributions will constitute ordinary dividend income to the extent paid from the Company’s current or accumulated earnings and profits. Distributions in excess of the Company’s current and accumulated earnings and profits will constitute a nontaxable return of capital to the extent of a stockholder’s basis in his or her Class A or Class C common stock. Distributions in excess of the Company’s current and accumulated earnings and profits and in excess of a stockholder’s basis will be treated as gain from the sale of the common stock.
For U.S. tax purposes, a portion of the Company’s distributions to its stockholders in 2023 were classified as taxable dividends and the remaining distributions were classified as a nontaxable return of capital and reduction of a U.S. stockholder’s tax basis, to the extent of a U.S. stockholder’s tax basis in each of the Company’s common shares, with any remaining amount being taxed as a capital gain. The Company was in a cumulative earnings and profits deficit position as of the end of 2023 and did not generate any current earnings and profits during 2024. As a result, distributions made to holders of the Company’s Class A and Class C Common stock in 2024 were treated as a nontaxable return of capital or capital gain for U.S. federal income tax purposes. The classification of distributions made after 2024 will depend upon a number of factors, including but not limited to, the Company’s overall performance and the gross amount of any distributions made to stockholders in 2025 and beyond.
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
Federal tax legislation enacted in 2022 contains a number of revisions to the Internal Revenue Code, including (i) a 15% corporate minimum income tax for certain taxpayers, (ii) a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022 and (iii) business tax credits and incentives for the development of clean energy facilities and the production of clean energy. In order to qualify for the full amount of business tax credits and incentives for clean energy facilities whose construction began on or after January 28, 2023, certain wage and apprenticeship requirements must be met. The Company continues to analyze the potential impact of these tax provisions and monitor guidance that may be issued by the United States Department of the Treasury.

The Company’s ability to comply with tax laws and policies may depend on its contractual arrangements and information provided by third parties and may require significant resources.
In order to qualify for tax credits and incentives available for the development of clean energy facilities and the production of clean energy, the Company must satisfy stringent compliance, recordkeeping and certification requirements. Additionally, in order to qualify for the full amount of available credits, the Company must comply with prevailing wage and apprenticeship requirements applicable to facilities on which construction began on or after January 28, 2023. Applicable tax rules permit certain defects in meeting the requirements to be timely cured under certain conditions rather than causing a loss of the tax credits.
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
Moreover, the costs and resources required to adequately comply with the aforementioned requirements and to monitor the activities of third parties are still to be determined as the Company puts in place its compliance and documentation program and as guidance from the Treasury in the form of notices and regulations continues to be issued.

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
•The Company’s ability to successfully identify, evaluate and consummate investment opportunities, as well as acquisitions from, and dispositions to, third parties;
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
Managing Material Risks & Integrated Overall Risk Management
The Company has strategically integrated cybersecurity risk management into its broader risk management framework to promote a company-wide culture of cybersecurity risk management. The Company’s risk management team works closely with the IT department to continuously evaluate and address cybersecurity risks in alignment with business objectives and operational needs. In addition, the Company follows the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF).
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
Risks from Cybersecurity Threats
As of February 24, 2025, the Company was not aware of any cybersecurity threats or incidents that have materially affected, or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial standing. However, there can be no assurance that the Company’s cybersecurity processes will prevent or mitigate cybersecurity incidents or threats and that the Company’s efforts will always be successful. For further discussion regarding the Company’s cybersecurity risks, see Item 1A — Risk Factors, Risks Related to the Company’s Business.
Governance
Board of Directors Oversight
The Company’s Board of Directors has oversight of cybersecurity risks and is well informed with respect to the nature and scope of such risks. The Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board of Directors has established oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity as they recognize the significance of these risks and threats to operational integrity and stakeholder confidence.
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

Item 2 — Properties
Listed below are descriptions of the Company’s interests in operating facilities as of December 31, 2024.

		Capacity
		Rated MW	Net MW(a)	Percentage Ownership		Contract
Facilities	Location				COD	Counterparty	Expiration
Flexible Generation
Carlsbad (b)	Carlsbad, CA	527	527	100%	December 2018	SDG&E	2038
El Segundo (b)	El Segundo, CA	546	546	100%	August 2013	Various	2027 - 2029
GenConn Devon (b)	Milford, CT	190	95	50%	June 2010	Connecticut Light & Power	2040
GenConn Middletown (b)	Middletown, CT	190	95	50%	June 2011	Connecticut Light & Power	2041
Marsh Landing (b)	Antioch, CA	820	820	100%	May 2013	Various	2026 - 2030
Walnut Creek (b)	City of Industry, CA	501	501	100%	May 2013	Various	2026 - 2027
Total Flexible Generation		2,774	2,584
Utility Scale Solar
Agua Caliente	Dateland, AZ	290	148	51%	June 2014	PG&E	2039
Alpine	Lancaster, CA	66	66	100%	January 2013	PG&E	2033
Arica (c)	Riverside, CA	263	105	40%	March - June 2024	Various	2026 - 2041
Avenal	Avenal, CA	45	23	50%	August 2011	PG&E	2031
Avra Valley	Pima County, AZ	27	27	100%	December 2012	Tucson Electric Power	2032
Blythe	Blythe, CA	21	21	100%	December 2009	SCE	2029
Borrego	Borrego Springs, CA	26	26	100%	February 2013	SDG&E	2038
Buckthorn Solar (c)	Fort Stockton, TX	150	150	100%	July 2018	City of Georgetown, TX	2043
CVSR	San Luis Obispo, CA	250	250	100%	October 2013	PG&E	2038
Daggett 2 (c)	San Bernardino, CA	182	46	25%	December 2023	Various	2038
Daggett 3 (c)	San Bernardino, CA	300	75	25%	July - November 2023	Various	2033 - 2038
Desert Sunlight 250	Desert Center, CA	250	63	25%	December 2014	SCE	2034
Desert Sunlight 300	Desert Center, CA	300	75	25%	December 2014	PG&E	2039
Enterprise	Providence, UT	80	80	100%	July 2016	PacifiCorp	2036
Escalante I	Helper, UT	80	80	100%	August 2016	PacifiCorp	2036
Escalante II	Milforad, UT	80	80	100%	August 2016	PacifiCorp	2036
Escalante III	Delta, UT	80	80	100%	August 2016	PacifiCorp	2036
Granite Mountain East	Cedar City, UT	80	80	100%	September 2016	PacifiCorp	2036
Granite Mountain West	Cedar City, UT	50	50	100%	September 2016	PacifiCorp	2036
Iron Springs	Cedar City, UT	80	80	100%	August 2016	PacifiCorp	2036
Kansas South	Lemoore, CA	20	20	100%	June 2013	PG&E	2033
Mililani I (c)	Honolulu, HI	39	20	50%	July 2022	Hawaiian Electric Company	2042
Oahu Solar (c)	Oahu, HI	61	61	100%	September 2019	Hawaiian Electric Company	2041
Roadrunner	Santa Teresa, NM	20	20	100%	August 2011	El Paso Electric	2031
Rosamond Central (c)	Rosamond, CA	192	96	50%	December 2020	Various	2035 - 2047
TA High Desert	Lancaster, CA	20	20	100%	March 2013	SCE	2033
Texas Solar Nova 1 (c)	Kent County, TX	252	126	50%	December 2023	Verizon	2042
Texas Solar Nova 2 (c)	Kent County, TX	200	100	50%	February 2024	Verizon	2042
Victory Pass (c)	Riverside, CA	200	80	40%	March 2024	Various	2039
Waiawa (c)	Honolulu, HI	36	18	50%	January 2023	Hawaiian Electric Company	2043
Total Utility Scale Solar		3,740	2,166
Utility Scale BESS
Arica (c)	Riverside, CA	136	54	40%	March - June 2024	Various	2039 - 2041
Daggett 2 (c)	San Bernardino, CA	131	33	25%	December 2023	Various	2038
Daggett 3 (c)	San Bernardino, CA	149	37	25%	July - November 2023	Various	2033 - 2038
Mililani I (c)	Honolulu, HI	39	20	50%	July 2022	Hawaiian Electric Company	2042
Rosamond Central (c)	Rosamond, CA	148	74	50%	June 2024	SCE	2039

		Capacity
		Rated MW	Net MW(a)	Percentage Ownership		Contract
Facilities	Location				COD	Counterparty	Expiration
Victory Pass (c)	Riverside, CA	50	20	40%	March 2024	Various	2039
Waiawa (c)	Honolulu, HI	36	18	50%	January 2023	Hawaiian Electric Company	2043
Total Utility Scale BESS		689	256
Distributed Solar
DGPV Funds (c)	Various	286	286	100%	September 2015 - March 2019	Various	2030 - 2044
Solar Power Partners (SPP)	Various	24	24	100%	June 2008 - June 2012	Various	2026 - 2037
Other DG Facilities	Various	20	20	100%	December 2010 - October 2015	Various	2025 - 2039
Total Distributed Solar		330	330
Wind
Alta I	Tehachapi, CA	150	150	100%	December 2010	SCE	2035
Alta II	Tehachapi, CA	150	150	100%	December 2010	SCE	2035
Alta III	Tehachapi, CA	150	150	100%	February 2011	SCE	2035
Alta IV	Tehachapi, CA	102	102	100%	March 2011	SCE	2035
Alta V	Tehachapi, CA	168	168	100%	April 2011	SCE	2035
Alta X	Tehachapi, CA	137	137	100%	February 2014	SCE	2038
Alta XI	Tehachapi, CA	90	90	100%	February 2014	SCE	2038
Black Rock (c)	Mineral and Grant Counties, WV	115	58	50%	December 2021	Toyota and Google	2036
Broken Bow	Custer County, NE	80	80	100%	December 2012	Nebraska Public Power District	2032
Buffalo Bear	Buffalo, OK	19	19	100%	December 2008	Western Farmers Electric Co-operative	2033
Cedar Creek (c)	Bingham County, ID	160	160	100%	March 2024	PacifiCorp	2049
Cedro Hill (c)	Webb County, TX	160	160	100%	October - December 2024	CPS Energy	2045
Crofton Bluffs	Knox County, NE	42	42	100%	November 2012	Nebraska Public Power District	2032
Elbow Creek (c)	Howard County, TX	122	122	100%	November 2019	Various	2029
Elkhorn Ridge	Bloomfield, NE	81	54	66.7%	March 2009	Nebraska Public Power District	2029
Forward	Berlin, PA	29	29	100%	April 2008	Constellation NewEnergy, Inc.	2025
Goat Wind	Sterling City, TX	150	150	100%	April 2008 - June 2009	Dow Pipeline Company	2025
Langford (c)	Christoval, TX	160	160	100%	November 2020	Goldman Sachs	2033
Laredo Ridge	Petersburg, NE	81	81	100%	February 2011	Nebraska Public Power District	2031
Lookout	Berlin, PA	38	38	100%	October 2008	Southern Maryland Electric Cooperative	2030
Mesquite Sky (c)	Callahan County, TX	340	170	50%	December 2021	Various	2033 - 2036
Mesquite Star (c)	Fisher County, TX	419	210	50%	May 2020	Various	2032 - 2035
Mountain Wind 1	Uinta County, Wyoming	61	61	100%	July 2008	PacifiCorp	2033
Mountain Wind 2	Uinta County, Wyoming	80	80	100%	September 2008	PacifiCorp	2033
Mt. Storm	Grant County, WV	264	264	100%	October 2008	Citigroup	2031
Ocotillo	Forsan, TX	55	55	100%	December 2023	N/A
Pinnacle (c)	Keyser, WV	54	54	100%	December 2021	Maryland Department of General Services and University System of Maryland	2031
Rattlesnake (c) (d)	Ritzville, WA	160	160	100%	December 2020	Avista Corporation	2040
San Juan Mesa	Elida, NM	120	90	75%	December 2005	Southwestern Public Service Company	2025

		Capacity
		Rated MW	Net MW(a)	Percentage Ownership		Contract
Facilities	Location				COD	Counterparty	Expiration
Sleeping Bear	Woodward, OK	95	95	100%	October 2007	Public Service Company of Oklahoma	2032
South Trent	Sweetwater, TX	101	101	100%	January 2009	AEP Energy Partners	2029
Spanish Fork	Spanish Fork, UT	19	19	100%	July 2008	PacifiCorp	2028
Spring Canyon II	Logan County, CO	34	31	90.1%	October 2014	Platte River Power Authority	2039
Spring Canyon III	Logan County, CO	29	26	90.1%	December 2014	Platte River Power Authority	2039
Taloga	Putnam, OK	130	130	100%	July 2011	Oklahoma Gas & Electric	2031
Wildorado (c)	Vega, TX	161	161	100%	December 2019 - January 2020	Southwestern Public Service Company	2030
Total Wind		4,306	3,807
Total Clearway Energy, Inc.		11,839	9,143

(a) Net capacity represents the maximum, or rated, generating capacity or storage capacity of the facility multiplied by the Company’s percentage ownership in the facility as of December 31, 2024.
(b) The primary fuel type for these facilities is natural gas, with the exception of GenConn Devon and GenConn Middletown, which also use oil.
(c) Facilities are part of tax equity arrangements, as further described in Item 15 — Note 2, Summary of Significant Accounting Policies, and Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities.
(d) Rattlesnake has a deliverable capacity of 144 MW.

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
As of January 31, 2025, there were two holders of record of the Class A common stock, one holder of record of the Class B common stock, three holders of record of the Class C common stock and one holder of record of the Class D common stock.
On February 17, 2025, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.4312 per share payable on March 17, 2025 to stockholders of record as of March 3, 2025.
The Company’s Class A and Class C common stock dividends are subject to available capital, market conditions and compliance with associated laws and regulations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
Stock Performance Graph
The performance graph below compares the Company’s cumulative total stockholder return on the Company’s Class A common stock and Class C common stock from December 31, 2019 through December 31, 2024, with the cumulative total return of the Standard & Poor’s 500 Composite Stock Price Index, or S&P 500, and the Philadelphia Utility Sector Index, or UTY.
The performance graph shown below is being furnished and compares each period assuming that $100 was invested on December 31, 2019 in each of the Class A common stock of the Company, the Class C common stock of the Company, the stocks included in the S&P 500 and the stocks included in the UTY, and that all dividends were reinvested.

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Clearway Energy, Inc. Class A common stock	$100.00	$161.69	$191.82	$179.10	$162.51	$166.07
Clearway Energy, Inc. Class C common stock	100.00	167.04	196.83	181.30	165.11	166.54
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
UTY	100.00	102.72	121.46	122.25	111.05	134.24

Item 6 — Reserved

Item 7 — Management’s Discussion and Analysis of Financial Condition and the Results of Operations
As you read this discussion and analysis, refer to the Company’s Consolidated Statements of Income to this Form 10-K. Also refer to Item 1 — Business and Item 1A — Risk Factors, which include detailed discussions of various items impacting the Company’s business, results of operations and financial condition. Discussions of the year ended December 31, 2022 that are not included in this Annual Report on Form 10-K and year-to-year comparisons of the year ended December 31, 2023 and the year ended December 31, 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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

Executive Summary
Introduction and Overview
Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor with a focus on investments in clean energy and owner of modern, sustainable and long-term contracted assets across North America. The Company is sponsored by Clearway Energy Group LLC, or CEG, which is equally owned by GIP and TotalEnergies. On October 1, 2024, BlackRock acquired 100% of the business and assets of GIM, which is the investment manager of the GIP funds that own an interest in CEG.
The Company is one of the largest owners of clean energy generation assets in the U.S. and a leading contributor to the transition to a world powered by clean energy. The Company’s portfolio comprises approximately 11.8 GW of gross capacity in 26 states, including approximately 9 GW of wind, solar and battery energy storage systems, or BESS, and approximately 2.8 GW of dispatchable combustion-based power generation assets included in the Flexible Generation segment that provide critical grid reliability services. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of the Company’s Renewables segment offtake agreements was approximately 12 years as of December 31, 2024 based on CAFD.
Significant Events
Third-Party Acquisition
•On November 25, 2024, the Company entered into a binding agreement to acquire the Tuolumne wind facility, a 137 MW operating facility located in Klickitat County, Washington, from an investment-grade regulated entity for approximately $219 million. After factoring in estimated closing adjustments and new non-recourse facility-level debt, the Company expects its total long-term corporate capital commitment to acquire the facility to be between $70 million and $75 million, which the Company expects to fund with existing sources of liquidity. Tuolumne reached commercial operations in 2009. As part of the acquisition, the Company will enter into a 15-year PPA with the seller of the facility. The Company also has received a PPA contractual extension option to enable a potential future repowering of the facility. The consummation of the transaction is subject to customary closing conditions and certain third-party approvals and is expected in the first half of 2025.
Drop Down Transactions
•On February 12, 2025, the Company, through an indirect subsidiary, entered into an agreement with Clearway Renew to sell its membership interests in Mt. Storm, a 264 MW wind facility that is located in Grant County, West Virginia, for $121 million in cash consideration in order for Clearway Renew to repower the facility, which will occur in two phases. The consummation of the transaction is subject to customary conditions and third-party approvals and is expected in the second half of 2025. Additionally, the agreement contains an exclusive option for the Company to purchase the Class B membership interests in the tax equity fund that upon mechanical completion of the first phase of the repowering of the facility will own Mt. Storm. Mechanical completion of the first phase of the Mt. Storm repowering is expected to occur in the second half of 2026 with the second phase of the repowering expected to occur in the second half of 2027. The repowering of the facility is expected to increase the facility’s capacity to 335 MW.
•On December 20, 2024, the Company, through an indirect subsidiary, entered into an agreement with Clearway Renew to acquire the Class A membership interests in the Honeycomb Portfolio, which includes four BESS facilities under construction in Utah, representing 320 MW of capacity, for $78 million in cash consideration. The consummation of the transaction is subject to customary closing conditions and certain third-party approvals and is expected in the first half of 2026.
•On November 18, 2024, the Company, through its indirect subsidiary, Dan’s Mountain Parent Holdco LLC, acquired the Class A membership interests in Dan’s Mountain TargetCo LLC, the indirect owner of Dan’s Mountain, a 55 MW wind facility, that is currently under construction in Allegany County, Maryland, from Clearway Renew for initial cash consideration of $7 million. At substantial completion, which is expected to occur in the first half of 2025, the Company estimates it will pay an additional $31 million to Clearway Renew. Dan’s Mountain TargetCo LLC, a partnership between the Company and Clearway Renew, consolidates as primary beneficiary, Dan’s Mountain Tax Credit Holdco LLC, a tax equity fund that owns the Dan’s Mountain wind facility. See Item 15 — Note 3, Acquisitions, for further discussion of the transaction.

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
•On April 16, 2024, the Company, through its indirect subsidiary, Cedar Creek Wind Holdco LLC, acquired Cedar Creek Holdco LLC, the indirect owner of Cedar Creek, a 160 MW wind facility that is located in Bingham County, Idaho, from Clearway Renew for cash consideration of $117 million. Cedar Creek Holdco LLC consolidates as primary beneficiary, Cedar Creek TE Holdco LLC, a tax equity fund that owns the Cedar Creek wind facility. See Item 15 — Note 3, Acquisitions, for further discussion of the transaction.
•On March 15, 2024, the Company, through its indirect subsidiary, TSN1 TE Holdco LLC, acquired Texas Solar Nova 2, a 200 MW solar facility that is located in Kent County, Texas, from Clearway Renew for cash consideration of $112 million, $17 million of which was funded by the Company with the remaining $95 million funded through a contribution from the cash equity investor in Lighthouse Renewable Holdco 2 LLC, which is a partnership. Lighthouse Renewable Holdco 2 LLC indirectly consolidates as primary beneficiary, TSN1 TE Holdco LLC, a tax equity fund that owns Texas Solar Nova 1 and Texas Solar Nova 2. See Item 15 — Note 3, Acquisitions, for further discussion of the transaction.
RA Agreements
•On January 14, 2025, the Company contracted with a load serving entity to sell approximately 75 MW of El Segundo’s RA commencing in August 2026 and ending in December 2029. On February 4, 2025, the Company contracted with an additional load serving entity to sell approximately 197 MW of El Segundo’s RA commencing in August 2026 and ending December 2029. El Segundo is now contracted for 100% of its capacity through 2027 and approximately 50% of its capacity through 2028.
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
Facility-level Financing Activities
•In connection with the 2024 Drop Downs of Texas Solar Nova 2, Cedar Creek and Dan’s Mountain, the Company assumed non-recourse facility-level debt. See Item 15 — Note 10, Long-term Debt, for further discussion of the non-recourse facility-level debt associated with each facility.

•On December 27, 2024, when the repowering of the Cedro Hill wind facility reached substantial completion, tax equity investors contributed $152 million to acquire the Class A membership interests in Cedro Hill TE Holdco LLC, a tax equity fund that owns the Cedro Hill wind facility. The tax equity proceeds were utilized, along with $54 million in construction loan proceeds, to repay the tax equity bridge loan and cash equity bridge loan, to fund construction completion and related reserves, to pay construction invoices and to pay associated fees with the remaining $26 million distributed to CEG. See Item 15 — Note 10, Long-term Debt, for further discussion of the transactions.
•On October 23, 2024, the Company, through its indirect subsidiary, Capistrano Portfolio Holdco LLC, entered into a financing agreement, which included the issuance of a $121 million term loan, as well as $42 million in letters of credit in support of debt service and facility obligations. The Company utilized the proceeds from the term loan to pay off the existing debt related to Broken Bow and Crofton Bluffs and to pay related financing costs. See Item 15 — Note 10, Long-term Debt, for further discussion of the financing arrangement.
•On July 25, 2024, the Company, through its indirect subsidiary, Natural Gas Holdco, entered into a financing agreement that provides for a $200 million letter of credit facility, which is being utilized to support the collateral needs of the merchant facilities in the Flexible Generation segment and freed up capacity on the Company’s corporate revolving credit facility. See Item 15 — Note 10, Long-term Debt, for further discussion of the letter of credit facility.
•On June 13, 2024, when the Rosamond Central BESS facility reached substantial completion, the Company paid $279 million to Clearway Renew as additional purchase price to complete its acquisition of the facility, which occurred on December 1, 2023. The additional purchase price consisted of $64 million that was funded by the Company from existing sources of liquidity and $215 million funded through contributions from third-party investors. Clearway Renew utilized the proceeds to repay the loan that was previously issued to its consolidated subsidiary by Rosie Class B LLC and to redeem Rosie Class B LLC’s entire equity investment in Rosie Central BESS. The Company utilized proceeds from Clearway Renew, along with $39 million held previously in escrow and $56 million of the Company’s additional purchase price contributed back to the Company by CEG, to repay the tax equity bridge loan, to make a distribution to the cash equity investor, to fund construction completion reserves and to pay associated fees. See Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, and Note 10, Long-term Debt, for further discussion of the transactions.
•On June 11, 2024, the Company, through its indirect subsidiary, NIMH Solar LLC, refinanced its amended and restated credit agreement, which was scheduled to mature in September 2024, resulting in the issuance of a $137 million term loan facility, as well as $17 million in letters of credit in support of debt service and facility obligations. The Company utilized the proceeds from the term loan and existing sources of liquidity to pay off the existing debt. See Item 15 — Note 10, Long-term Debt, for further discussion of the refinanced credit agreement.
•On May 1, 2024, when the Victory Pass and Arica solar and BESS facilities reached substantial completion, the Company paid $165 million to Clearway Renew as additional purchase price in connection with the Company’s acquisition of the Class A membership interests in VP-Arica TargetCo LLC on October 31, 2023. Also on May 1, 2024, the cash equity investor contributed an additional $347 million, the tax equity investor contributed an additional $410 million and CEG contributed $52 million, which were utilized, along with $103 million held previously in escrow, to repay the cash equity bridge loan, to repay the tax equity bridge loan, to fund construction completion reserves and to pay associated fees. See Item 15 — Note 10, Long-term Debt, for further discussion of the transactions.
Environmental Matters and Regulatory Matters
Details of environmental matters and regulatory matters are presented in Item 1 — Business, Regulatory Matters and Item 1A — Risk Factors. Details of some of this information relate to costs that may impact the Company’s financial results.

Consolidated Results of Operations
The following table provides selected financial information:

	Year ended December 31,
(In millions)	2024	2023	2022
Operating Revenues
Energy and capacity revenues	$1,500	$1,382	$1,465
Other revenues	90	99	82
Contract amortization	(184)	(186)	(175)
Mark-to-market for economic hedges	(35)	19	(182)
Total operating revenues	1,371	1,314	1,190
Operating Costs and Expenses
Cost of fuels	43	60	29
Operations and maintenance	346	314	295
Other costs of operations	112	99	111
Depreciation, amortization and accretion	627	526	512
Impairment losses	—	12	16
General and administrative	39	36	40
Transaction and integration costs	8	4	7
Development costs	—	—	2
Total operating costs and expenses	1,175	1,051	1,012
Gain on sale of business	—	—	1,292
Operating Income	196	263	1,470
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	35	12	29
Other income, net	48	52	17
Loss on debt extinguishment	(5)	(6)	(2)
Derivative interest income (expense)	29	(17)	100
Other interest expense	(336)	(320)	(332)
Total other expense, net	(229)	(279)	(188)
(Loss) Income Before Income Taxes	(33)	(16)	1,282
Income tax expense (benefit)	30	(2)	222
Net (Loss) Income	(63)	(14)	1,060
Less: Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(151)	(93)	478
Net Income Attributable to Clearway Energy, Inc.	$88	$79	$582

	Year ended December 31,
Business metrics:	2024	2023	2022
Solar MWh generated/sold (in thousands) (a)	8,658	5,425	4,991
Wind MWh generated/sold (in thousands) (a)	9,951	9,414	9,343
Renewables MWh generated/sold (in thousands) (a)	18,609	14,839	14,334
Solar weighted-average capacity factor (b)	29.8%	27.5%	28.4%
Wind weighted-average capacity factor (c)	30.1%	28.3%	29.9%
Thermal MWt sold (in thousands) (d)	—	—	835
Thermal MWh sold (in thousands) (d)	—	—	19
Flexible Generation MWh generated (in thousands) (a) (e)	847	996	1,236
Flexible Generation equivalent availability factor	90.6%	90.2%	92.2%

(a) Volumes do not include the MWh generated/sold by the Company’s equity method investments.
(b) Typical average capacity factors for solar facilities is 25%. The weighted-average capacity factors can vary based on seasonality and weather.
(c) Typical average capacity factors for wind facilities is 25-45%. The weighted-average capacity factors can vary based on seasonality and weather.
(d) On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR.
(e) Volumes generated in 2022 were not sold as the Flexible Generation facilities sold only capacity rather than energy prior to 2023.

Management’s discussion of the results of operations for the years ended December 31, 2024 and 2023
Operating Revenues
Operating revenues increased by $57 million for the year ended December 31, 2024, compared to the same period in 2023, due to a combination of the drivers summarized in the table below:

		(In millions)
Flexible Generation Segment	Decrease primarily driven by lower prices for capacity revenue due to the expiration of PPAs and commencement of RA capacity revenue at the Walnut Creek and Marsh Landing facilities during the second quarter of 2023 and the El Segundo facility during the third quarter of 2023.	$(74)
	Decrease driven by the sales-type lease revenue recognition of the Marsh Landing Black Start addition during the second quarter of 2023.	(21)
	Increase primarily driven by higher energy revenue due to the commencement of merchant operations following the expiration of PPAs at the Walnut Creek, Marsh Landing and El Segundo facilities during 2023.	1
Renewables Segment	Increase driven by the Daggett 2, Daggett 3, Victory Pass and Arica solar and BESS acquisitions, which reached commercial operations in December 2023, July 2023, March 2024 and April 2024, respectively, the acquisition of Texas Solar Nova 1 and Texas Solar Nova 2 in December 2023 and March 2024, respectively, and the Rosamond Central BESS acquisition, which reached commercial operations in June 2024.	138
	Increase primarily driven by higher wind production at the Alta wind facilities.	50
	Increase driven by the acquisition of the Cedar Creek wind facility in April 2024.	15
Contract amortization	Increase primarily driven by the Walnut Creek PPA, which was fully amortized during the second quarter of 2023.	2
Mark-to-market economic hedges	Decrease primarily driven by an increase in forward power prices in the ERCOT and PJM markets.	(68)
	Increase due to heat rate call option contracts entered into by El Segundo, Marsh Landing and Walnut Creek during the third quarter of 2023.	14
		$57
Cost of Fuels
Cost of fuels decreased by $17 million during the year ended December 31, 2024, compared to the same period in 2023, primarily due to the associated costs of the sales-type lease recognition of the Marsh Landing Black Start addition during the second quarter of 2023.
Operations and Maintenance Expense
Operations and maintenance expense increased by $32 million during the year ended December 31, 2024, compared to the same period in 2023, primarily due to the solar and BESS acquisitions referenced above.
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion increased by $101 million during the year ended December 31, 2024, compared to the same period in 2023, primarily due to the solar and BESS acquisitions referenced above.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates increased by $23 million during the year ended December 31, 2024, compared to the same period in 2023, due to changes in the fair value of interest rate swaps, lower depreciation expense and higher wind production.

Interest Expense
Interest expense decreased by $30 million during the year ended December 31, 2024, compared to the same period in 2023, primarily due to the following:

(In millions)
Change in fair value of interest rate swaps due to changes in interest rates	$(46)
Increase in interest expense due to an increase in principal balances for the Renewables segment primarily due to solar and BESS acquisitions	18
Other	(2)
$(30)
Income Tax Expense (Benefit)
For the year ended December 31, 2024, the Company recorded an income tax expense of $30 million on pretax loss of $33 million. For the same period in 2023, the Company recorded an income tax benefit of $2 million on pretax loss of $16 million.
As further described in Item 15 — Note 2, Summary of Significant Accounting Policies, the Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the year ended December 31, 2024 in accordance with the guidance in ASU No. 2023-09:

	Year Ended December 31,
	2024
(In millions, except percentages)
Loss Before Income Taxes	$(33)

Tax at 21%	(7)	21.0%
State taxes, net of federal benefit (a)	6	(18.2)%
Tax credits	(4)	12.1%
Nontaxable/nondeductible items:
HLBV impact	32	(96.9)%
Employee share-based payments	2	(6.0)%
Other	1	(2.9)%
Income tax expense	$30	(90.9)%
Effective income tax rate	(90.9)%

(a) State taxes in California made up the majority of the tax effect in this category.

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the year ended December 31, 2023 in accordance with the guidance prior to the adoption of ASU 2023-09:

Year Ended December 31,
2023
(In millions, except percentages)
Loss Before Income Taxes	$(16)

Tax at 21%	(3)
State taxes, net of federal benefit	(2)
Impact of non-taxable partnership earnings	21
Valuation allowance	3
Investment tax credits	(1)
Production tax credits (a)	(16)
Rate change	1
State taxes assessed at subsidiaries	(3)
Other	(2)
Income tax benefit	$(2)
Effective income tax rate	12.5%

(a) On December 6, 2023, the Company executed an agreement with a third party to sell the PTCs generated by the Alta X and Alta XI wind facilities, which resulted in a $14 million income tax benefit (reduction to income tax expense).
The effective income tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses, earnings and losses allocated to partners’ interest in Clearway Energy LLC, which includes the effects of applying the HLBV method of accounting for book purposes to certain partnerships, and changes in valuation allowances in accordance with ASC 740. These factors and others, including the Company’s history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the year ended December 31, 2024, the Company had a net loss of $151 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method (primarily due to VP-Arica TE Holdco LLC and Rosie TE HoldCo LLC HLBV losses)	$(404)
Income attributable to third-party partnerships (primarily due to VP-Arica TE Holdco LLC and Rosie TE Holdco LLC HLBV losses)	168
CEG’s economic interest in Clearway Energy LLC	85
$(151)
For the year ended December 31, 2023, the Company had a net loss of $93 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of HLBV method (primarily due to Daggett TE Holdco LLC and Daggett 2 TE Holdco LLC HLBV losses)	$(388)
Income attributable to third-party partnerships (primarily due to Daggett TE Holdco LLC and Daggett 2 TE Holdco LLC HLBV losses)	226
CEG’s economic interest in Clearway Energy LLC	69
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
Current Liquidity Position
As of December 31, 2024 and 2023, the Company’s liquidity was approximately $1,330 million and $1,505 million, respectively, comprised of cash, restricted cash and availability under the Company’s revolving credit facility.

	As of December 31,
	2024	2023
	(In millions)
Cash and cash equivalents:
Clearway Energy, Inc. and Clearway Energy LLC, excluding subsidiaries	$138	$410
Subsidiaries	194	125
Restricted cash:
Operating accounts	184	176
Reserves, including debt service, distributions, performance obligations and other reserves	217	340
Total cash, cash equivalents and restricted cash	733	1,051
Revolving credit facility availability	597	454
Total liquidity	$1,330	$1,505
The Company’s liquidity includes $401 million and $516 million of restricted cash balances as of December 31, 2024 and 2023, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company’s facilities that are restricted in their use. As of December 31, 2024, these restricted funds were comprised of $184 million designated to fund operating expenses, approximately $37 million designated for current debt service payments, and $102 million restricted for reserves, including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $78 million is held in distribution reserve accounts.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
As of December 31, 2024, the Company had no outstanding borrowings under its revolving credit facility and $103 million in letters of credit outstanding. The facility will continue to be used for general corporate purposes, including financing of future investments or acquisitions and posting letters of credit.
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

The following table summarizes the credit ratings for the Company and its Senior Notes as of December 31, 2024. The ratings outlook is stable.

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
Natural Gas Holdco LC Facility
On July 25, 2024, the Company, through its indirect subsidiary, Natural Gas Holdco, entered into a financing agreement that provides for a $200 million letter of credit facility, which is being utilized to support the collateral needs of the merchant facilities in the Flexible Generation segment and freed up capacity on the Company’s corporate revolving credit facility. The letter of credit facility has an initial term of three years and the option for two additional one-year extensions. As of December 31, 2024, $105 million was outstanding under the letter of credit facility.
Uses of Liquidity
The Company’s requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Item 15 — Note 10, Long-term Debt; (ii) capital expenditures; (iii) off-balance sheet arrangements; (iv) acquisitions and investments, as described more fully in Item 15 — Note 3, Acquisitions and Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities; and (v) cash dividends to investors.

Debt Service Obligations
Principal payments on debt as of December 31, 2024, are due in the following periods:

Description	2025	2026	2027	2028	2029	There-after	Total
	(In millions)
Corporate-level debt:
Clearway Energy Operating LLC Senior Notes, due 2028	$—	$—	$—	$850	$—	$—	$850
Clearway Energy Operating LLC Senior Notes, due 2031	—	—	—	—	—	925	925
Clearway Energy Operating LLC Senior Notes, due 2032	—	—	—	—	—	350	350
Total Corporate-level debt	—	—	—	850	—	1,275	2,125
Facility-level debt:
Agua Caliente Solar LLC, due 2037	39	40	41	43	44	367	574
Alta Wind Asset Management LLC, due 2031	1	1	2	2	2	2	10
Alta Wind I-V lease financing arrangements, due 2034 and 2035	54	55	57	60	63	320	609
Alta Wind Realty Investments LLC, due 2031	2	3	3	3	3	4	18
Borrego, due 2038	2	3	3	3	3	31	45
Buckthorn Solar, due 2025	112	—	—	—	—	—	112
Capistrano Portfolio Holdco LLC, due 2033	11	12	13	15	15	52	118
Carlsbad Energy Holdings LLC, due 2027	25	26	19	—	—	—	70
Carlsbad Energy Holdings LLC, due 2038	—	—	7	25	29	346	407
Carlsbad Holdco, LLC, due 2038	3	9	11	9	13	148	193
Cedar Creek, due 2029	3	2	3	2	98	—	108
Cedro Hill, due 2029	9	9	10	10	61	—	99
CVSR, due 2037	30	32	35	37	40	399	573
CVSR Holdco Notes, due 2037	9	10	9	10	9	96	143
Daggett 2, due 2028	1	1	1	152	—	—	155
Daggett 3, due 2028	—	—	—	217	—	—	217
Dan’s Mountain, due 2025 (a)	143	—	—	—	—	—	143
DG-CS Master Borrower LLC, due 2040	30	30	28	20	19	229	356
Mililani Class B Member Holdco LLC, due 2028	3	3	3	81	—	—	90
NIMH Solar, due 2031 and 2033	15	16	16	16	17	46	126
Oahu Solar Holdings LLC, due 2026	3	75	—	—	—	—	78
Rosie Class B LLC, due 2029	6	6	7	7	165	—	191
TSN1 Class B Member LLC, due 2029	7	8	9	10	142	—	176
Utah Solar Holdings, due 2036	15	16	16	12	12	157	228
Viento Funding II, LLC, due 2029	17	20	24	25	74	—	160
Other	15	16	16	17	12	35	111
Total facility-level debt	555	393	333	776	821	2,232	5,110
Total debt	$555	$393	$333	$1,626	$821	$3,507	$7,235

(a) At December 31, 2024, amount includes $125 million of construction-related financings recorded in long-term debt on the Company’s consolidated balance sheet that is being funded through long-term equity contributions.
Capital Expenditures
The Company’s capital spending program is mainly focused on maintenance capital expenditures, consisting of costs to maintain the assets currently operating, such as costs to replace or refurbish assets during routine maintenance, and growth capital expenditures, consisting of costs to construct new assets, costs to increase the operating capacity of existing assets and costs to complete the construction of assets where construction is in process.

For the years ended December 31, 2024 and 2023, the Company used approximately $287 million and $212 million, respectively, to fund capital expenditures, primarily in the Renewables segment, funded through construction-related financing. Growth capital expenditures included $107 million incurred in connection with the Victory Pass and Arica solar and BESS facilities, $54 million incurred in connection with the repowering of the Cedro Hill wind facility, $41 million incurred in connection with the Rosamond Central BESS facility, $23 million incurred in connection with Dan’s Mountain, $14 million incurred in connection with the Texas Solar Nova 1 and Texas Solar Nova 2 facilities, $14 million incurred in connection with the Daggett 2 solar and BESS facility, $10 million incurred in connection with the Daggett 3 solar and BESS facility, $7 million incurred in connection with the Cedar Creek wind facility and $6 million incurred by other facilities. In addition, for the years ended December 31, 2024 and 2023, the Company incurred $11 million and $22 million, respectively, of maintenance capital expenditures, which are net of credits received from equipment manufacturers.
The Company estimates $24 million of maintenance capital expenditures for 2025. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates.
Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of December 31, 2024, the Company has several investments with an ownership interest percentage of 50% or less. GenConn is a VIE for which the Company is not the primary beneficiary. The Company’s pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $282 million as of December 31, 2024. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company. See also Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities.
Contractual Obligations and Commercial Commitments
In addition to the Company’s capital expenditure programs, the Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements. The following table summarizes the Company’s contractual obligations. See Item 15 — Note 10, Long-term Debt and Note 17, Leases, for additional discussion.

	By Remaining Maturity at December 31,
	2024					2023
Contractual Cash Obligations	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
	(In millions)
Long-term debt (including estimated interest)	$865	$1,281	$2,814	$3,850	$8,810	$9,928
Operating leases	34	69	70	771	944	1,155
Natural gas transportation obligations (a)	—	—	—	—	—	7
Other liabilities (b)	30	52	48	187	317	445
Total	$929	$1,402	$2,932	$4,808	$10,071	$11,535

(a) These contractual cash obligations relate to reservation charges under the backbone transportation service contracts. In 2024, these contracts were amended to a volumetric approach and only incur charges when dispatched.
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
Cedro Hill Repowering Financing Activities — On December 27, 2024, when the repowering of the Cedro Hill wind facility reached substantial completion, tax equity investors contributed $152 million to acquire the Class A membership interests in Cedro Hill TE Holdco LLC, a tax equity fund that owns the Cedro Hill wind facility. The tax equity proceeds were utilized, along with $54 million in construction loan proceeds, to repay the tax equity bridge loan and cash equity bridge loan, to fund construction completion and related reserves, to pay construction invoices and to pay associated fees with the remaining $26 million distributed to CEG. Also at substantial completion, the outstanding construction loans were converted to a term loan. Under the financing agreement, the Company borrowed an additional $88 million during 2024.
Tuolumne Third-Party Acquisition — On November 25, 2024, the Company entered into a binding agreement to acquire the Tuolumne wind facility, a 137 MW operating facility located in Klickitat County, Washington, from an investment-grade regulated entity for approximately $219 million. After factoring in estimated closing adjustments and new non-recourse facility-level debt, the Company expects its total long-term corporate capital commitment to acquire the facility to be between $70 million and $75 million, which the Company expects to fund with existing sources of liquidity. Tuolumne reached commercial operations in 2009. As part of the acquisition, the Company will enter into a 15-year PPA with the seller of the facility. The Company also has received a PPA contractual extension option to enable a potential future repowering of the facility. The consummation of the transaction is subject to customary closing conditions and certain third-party approvals and is expected in the first half of 2025.
Dan’s Mountain Drop Down — On November 18, 2024, the Company, through its indirect subsidiary, Dan’s Mountain Parent Holdco LLC, acquired the Class A membership interests in Dan’s Mountain TargetCo LLC, the indirect owner of the Dan’s Mountain wind facility, from Clearway Renew for initial cash consideration of $7 million. At substantial completion, which is expected to occur in the first half of 2025, the Company estimates it will pay an additional $31 million to Clearway Renew. Dan’s Mountain TargetCo LLC, a partnership between the Company and Clearway Renew, consolidates as primary beneficiary, Dan’s Mountain Tax Credit Holdco LLC, a tax equity fund that owns the Dan’s Mountain wind facility. Dan’s Mountain has a 12-year PPA with an investment-grade utility that will commence when the underlying operating assets reach commercial operations, which is expected to occur in the first half of 2025. The acquisition was funded with existing sources of liquidity. As part of the acquisition of Dan’s Mountain, the Company assumed the facility’s financing agreement, which included a cash equity bridge loan that was partially paid off at acquisition date and a tax equity bridge loan, both of which will be completely paid off when the facility reaches substantial completion. Subsequent to the acquisition, the Company borrowed an additional $24 million in tax equity bridge loans.
Rosamond Central BESS Drop Down and Financing Activities — On June 13, 2024, when the Rosamond Central BESS facility reached substantial completion, the Company paid $279 million to Clearway Renew as additional purchase price to complete its acquisition of the facility, which occurred on December 1, 2023. The additional purchase price consisted of $64 million that was funded by the Company from existing sources of liquidity and $215 million funded through contributions from third-party investors. Including the additional purchase price, the Company’s total purchase price was $349 million, $80 million of which was funded by the Company with the remaining $269 million funded through contributions from third-party investors. Clearway Renew utilized the additional proceeds to repay the balance of $184 million on the loan previously issued to its consolidated subsidiary by Rosie Class B LLC and to redeem Rosie Class B LLC’s entire equity investment in Rosie Central BESS of $28 million. The Company utilized proceeds from Clearway Renew, along with $39 million held previously in escrow and $56 million of the Company’s additional purchase price that was contributed back to the Company by CEG, to repay the tax equity bridge loan, to make a distribution to the cash equity investor, to fund construction completion reserves and to pay associated fees. Additionally, on June 13, 2024, the outstanding construction loans were converted to a term loan. Under the financing agreement, the Company borrowed an additional $30 million during 2024.
Victory Pass and Arica Drop Down — On May 1, 2024, when the Victory Pass and Arica solar and BESS facilities reached substantial completion, the Company paid $165 million to Clearway Renew as additional purchase price in connection with the Company’s acquisition of the Class A membership interests in VP-Arica TargetCo LLC on October 31, 2023, which was funded with existing sources of liquidity. Also on May 1, 2024, the cash equity investor contributed an additional $347 million, the tax equity investor contributed an additional $410 million and CEG contributed $52 million, which were utilized, along with $103 million held previously in escrow, to repay the cash equity bridge loan, to repay the tax equity bridge loan, to fund construction completion reserves and to pay associated fees. Prior to the repayment of the tax equity bridge loan, the Company borrowed an additional $62 million during 2024.

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
The following table lists the dividends paid on the Company’s Class A common stock and Class C common stock during the year ended December 31, 2024:

	Fourth Quarter 2024	Third Quarter 2024	Second Quarter 2024	First Quarter 2024
Dividends per Class A share	$0.4240	$0.4171	$0.4102	$0.4033
Dividends per Class C share	0.4240	0.4171	0.4102	0.4033
On February 17, 2025, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.4312 per share payable on March 17, 2025 to stockholders of record as of March 3, 2025.

Cash Flow Discussion
The following table reflects the changes in cash flows for the comparative periods:

	Year ended December 31,
	2024	2023	Change
	(In millions)
Net cash provided by operating activities	$770	$702	$68
Net cash used in investing activities	(725)	(523)	(202)
Net cash used in financing activities	(363)	(124)	(239)
Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase in operating income after adjusting for non-cash items	$41
Increase in working capital primarily driven by the timing of accounts receivable collections and payments of current liabilities, including accounts payable and current income taxes	23
Increase in distributions from unconsolidated affiliates	4
$68
Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Increase in cash paid for Drop Down Assets, net of cash acquired	$(633)
Increase in capital expenditures	(75)
Decrease in note receivable – affiliate related to the Rosie Class B LLC loan issued to Clearway Renew	358
Payment for equipment deposit from affiliate in 2023 related to the Cedro Hill wind facility	55
Decrease in investments in unconsolidated affiliates	28
Increase in the return of investment from unconsolidated affiliates	27
Payment for equipment deposit in 2023 related to the Cedro Hill wind facility	27
Other	11
$(202)
Net Cash Used In Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Increase in payments for long-term debt and a decrease in proceeds from issuance of long-term debt	$(714)
Increase in dividends paid to common stockholders and distributions paid to CEG unit holders	(23)
Increase in contributions from noncontrolling interests, net of distributions	465
Decrease in tax-related distributions	20
Decrease in buyouts of noncontrolling interest and redeemable noncontrolling interest	6
Decrease in payments of debt issuance costs	5
Other	2
$(239)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
As of December 31, 2024, the Company has a cumulative federal NOL carryforward balance of $278 million for financial statement purposes, none of which are subject to expiration. Additionally, as of December 31, 2024, the Company has a cumulative state NOL carryforward balance of $99 million for financial statement purposes, which will expire between 2025 and 2041 if unutilized. The Company does not anticipate material income tax payments through 2026. In addition, as of December 31, 2024, the Company had PTC and ITC carryforward balances totaling $23 million, which will expire between 2035 and 2044 if unutilized.
As of December 31, 2024, the Company has an interest disallowance carryforward of $82 million as a result of Internal Revenue Code §163(j). The disallowed interest deduction has an indefinite carryforward period and any limitations on the utilization of this carryforward have been factored into the Company’s valuation allowance analysis. As of December 31, 2023, the Company had an interest disallowance carryforward of $75 million.
The Company, after the utilization of NOL and tax credit carryforwards, paid $1 million in income taxes during the year ended December 31, 2024. The Company does not anticipate being subject to the corporate minimum tax on financial statement income, which is discussed in further detail below.
Federal tax legislation enacted in 2022 contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for certain taxpayers, a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022 and business tax credits and incentives for the development of clean energy facilities and the production of clean energy. The Company continues to analyze the potential impact of this tax legislation and monitor guidance that may be issued by the United States Department of the Treasury, but it does not anticipate the corporate minimum tax will apply to it or that the foregoing tax provisions will otherwise have a material impact on its consolidated financial statements.
The Company is subject to examination by taxing authorities for income tax returns filed in the U.S. federal and various state jurisdictions. All tax returns filed by the Company for the year ended December 31, 2013 and forward remain subject to audit. As of December 31, 2024, the U.S. federal partnership returns of three of the Company’s subsidiaries are under audit by the IRS. The IRS has issued proposed adjustments with respect to one of the subsidiaries under audit. The Company believes that such proposed adjustments are without merit and in any case would not impact the Company’s tax liability or the tax liability of such subsidiary. The IRS has not yet issued any proposed adjustments with respect to the other two subsidiaries under audit. The Company believes that the ultimate resolution of each of these audits will not be material to the Company’s financial condition, results of operations or liquidity, and thus no material provision has been made for any adjustments that may result from tax examinations. The outcome of tax audits cannot be predicted with certainty and if any issues addressed in tax audits of the Company are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
The Company has no material uncertain tax benefits.

Fair Value of Derivative Instruments
The Company may enter into energy-related commodity contracts to mitigate variability in earnings due to fluctuations in spot market prices. In addition, in order to mitigate interest rate risk associated with the issuance of variable rate debt, the Company enters into interest rate swap agreements.
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at December 31, 2024, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at December 31, 2024. For a full discussion of the Company’s valuation methodology of its contracts, see Derivative Fair Value Measurements in Item 15 — Note 6, Fair Value of Financial Instruments.

Derivative Activity (Losses)/Gains	(In millions)
Fair value of contracts as of December 31, 2023	$(209)
Contracts realized or otherwise settled during the period	(15)
Changes in fair value	28
Fair value of contracts as of December 31, 2024	$(196)

	Fair value of contracts as of December 31, 2024
	Maturity
Fair Value Hierarchy Losses	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$35	$45	$83	$3	$166
Level 3	(52)	(114)	(107)	(89)	(362)
Total	$(17)	$(69)	$(24)	$(86)	$(196)
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
The Company’s significant accounting policies are summarized in Item 15 — Note 2, Summary of Significant Accounting Policies. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company’s critical accounting policies include income taxes and valuation allowance for deferred tax assets, accounting utilizing Hypothetical Liquidation at Book Value, or HLBV, and determining the fair value of financial instruments.

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
Hypothetical Liquidation at Book Value (HLBV)
Certain portions of the Company’s noncontrolling interest represent third-party interests in the net assets under tax equity arrangements, which are consolidated by the Company, that were established to finance the cost of facilities eligible for certain tax credits and benefits. The Company has determined that the provisions in the contractual agreements of these noncontrolling interests represent substantive profit sharing arrangements. Further, the Company has determined that the appropriate methodology for calculating the noncontrolling interest that reflects the substantive profit sharing arrangements is a balance sheet approach utilizing the HLBV method. Under the HLBV method, the amounts reported as noncontrolling interest represent the amounts the investors to the tax equity arrangements would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements, assuming the net assets of the funding structures were liquidated at their recorded amounts determined in accordance with GAAP. The investors’ interests in the results of operations of the funding structures are determined as the difference in noncontrolling interest at the start and end of each reporting period, after taking into account any capital transactions between the structures and the funds’ investors. The calculations utilized to apply the HLBV method include estimated calculations of taxable income or losses for each reporting period as well as estimated calculations of tax capital accounts based on the relevant provisions of each agreement and the related tax guidance. In addition, these calculations often take into account the stipulated targeted investor return specified in the subsidiaries’ operating agreement and agreed by the members of the arrangement. In certain circumstances, the Company and its partners in the tax equity arrangements agree that certain tax benefits are to be utilized outside of the tax equity arrangements, which may result in differences in the amount an investor would hypothetically receive at the initial balance sheet date calculated strictly in accordance with related contractual agreements. These differences are recognized in the consolidated statements of income using a systematic and rational method over the period during which the investor is expected to achieve its target return. In certain cases, the Company must apply judgment in determining the methodology for applying the HLBV method and changes in certain factors may have a significant impact on the amounts that an investor would receive upon a hypothetical liquidation. The use of the HLBV method to allocate income (loss) to the noncontrolling interest holders may create volatility in the consolidated statements of income.

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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MWh increase or decrease in power prices across the term of the long-term power commodity contracts would cause a change of approximately $6 million to the net value of the related derivatives as of December 31, 2024.
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
Most of the Company’s subsidiaries enter into interest rate swaps intended to hedge the risks associated with interest rates on non-recourse facility level debt. See Item 15 — Note 10, Long-term Debt, for more information about interest rate swaps of the Company’s subsidiaries.
If all of the above swaps had been discontinued on December 31, 2024, the counterparties would have owed the Company $168 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of December 31, 2024, a 1% change in interest rates would result in an approximately $2 million change in interest expense on a rolling twelve-month basis.
As of December 31, 2024, the fair value of the Company’s debt was $6,715 million and the carrying value was $7,237 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $294 million.
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

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
As previously reported in the Company’s Current Report on Form 8-K filed on May 10, 2024, the Audit Committee of the Board of Directors of the Company dismissed Ernst & Young LLP as the Company’s independent registered public accounting firm and appointed PricewaterhouseCoopers LLP, an independent registered public accounting firm, to audit the consolidated financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2024. For more information, please refer to the Company’s Current Report on Form 8-K filed on May 10, 2024.
Item 9A — Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including its principal executive officer, its principal financial officer and its principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on this evaluation, the Company’s principal executive officer, principal financial officer and principal accounting officer concluded that the disclosure controls and procedures were effective as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Definition and Inherent Limitations over Internal Control over Financial Reporting
The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:
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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of the Company’s management, including its principal executive officer, its principal financial officer and its principal accounting officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework (2013), the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Item 9B — Other Information
During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III
Item 10 — Information about Directors, Executive Officers and Corporate Governance
Directors
Nathaniel Anschuetz, 37, has served as a director since August 2018. Mr. Anschuetz is a Partner at GIP. Prior to joining GIP in 2012, Mr. Anschuetz was an Analyst in the Power & Utilities Coverage Group at Citigroup from June 2010 through June 2012. Mr. Anschuetz is also a member of the board of directors of Zephyr Acquisition Holdings, L.P., or Zephyr Acquisition Holdings, the indirect parent of CEG and Eolian, L.P. Mr. Anschuetz served as a board member on the board of directors of SunPower Corporation from September 2022 to October 2024. Mr. Anschuetz graduated with cum laude honors from Columbia College in 2010 with an A.B. in Economics and Operations Research, and a concentration in Sustainable Development. Mr. Anschuetz’s financial expertise provides significant value to the Company’s Board of Directors.
Jonathan Bram, 59, has served as a director and Chairman of the Company’s Board of Directors since August 2018. Mr. Bram is a Senior Managing Director and Founding Partner at GIP and serves on its Equity and Credit Investment Committees. Prior to the formation of GIP in 2006, Mr. Bram spent 15 years at Credit Suisse as a managing director in the Investment Banking Division, where he served in a variety of positions including co-head of the Global Industrial and Services Group, chief operating officer of the Investment Banking Division, and co-head of corporate finance for the 150-person U.S. Energy Group. He has experience financing and investing in renewables companies and projects that utilize wind, solar, geothermal and hydroelectric technologies. Mr. Bram is a member of the board of directors of Zephyr Acquisition Holdings and Chile Renovables, SpA. He previously served on the boards of Terra-Gen Power, Guacolda Energy, Channelview Cogeneration and SunPower Corporation. Mr. Bram holds a B.A. in economics from Columbia College. Mr. Bram’s significant experience in investment banking for, and investments in, energy and power companies, as well as his leadership role at GIP, provide strong financial and transactional experience to the Company’s Board of Directors.
Brian R. Ford, 76, has served as a director since July 2013 and Lead Independent Director since January 2019. Mr. Ford was the Chief Executive Officer of Washington Philadelphia Partners, LP, a real estate investment company, from 2008 through 2010. He retired as a partner from Ernst & Young LLP in June 2008 where he had been employed since 1971. Mr. Ford currently serves on the board of various companies, including FS Investment Corporation portfolios, a specialty finance company that invests primarily in the debt securities of private U.S. middle-market companies, since 2013, where he also serves as the chairman of the audit committee. He also serves on the boards of Drexel University and BAYADA Home Health. From 2013 to 2020, Mr. Ford served on the board of AmeriGas Propane, Inc., where he also served as a member of its audit and corporate governance committees. Mr. Ford received his B.S. in Economics from Rutgers University. Mr. Ford’s extensive experience in accounting and public company matters provides strong financial, audit and accounting skills to the Company’s Board of Directors.
Bruce MacLennan, 58, has served as a director since August 2018. Mr. MacLennan is a Partner at GIP and focuses on the energy and power sectors. Prior to joining GIP at its formation in 2006, Mr. MacLennan was a Director in the Investment Banking Division of Credit Suisse. During his time at Credit Suisse, he worked in the Global Energy Group, the Global Project Finance Group and the Global Industrial and Services Group. Mr. MacLennan holds an A.B. from Harvard University and an M.B.A. from the Wharton School of the University of Pennsylvania. He is currently a member of the board of directors of Eolian, L.P. and previously served on the boards of Competitive Power Ventures and Zephyr Acquisition Holdings. Mr. MacLennan’s significant experience in investment banking for, and investments in, energy and power companies, as well as his leadership role at GIP, provide strong financial and transactional experience to the Company’s Board of Directors.
Daniel B. More, 68, has served as a director since February 2019. Mr. More has been a Senior Advisor with Guggenheim Securities since October 2015. Mr. More retired as a Managing Director and Global Head of Utility Mergers & Acquisitions of the Investment Banking Division of Morgan Stanley in 2014. He held such position since 1996. Mr. More has been an investment banker since 1978 and has specialized in the utility sector since 1986. Mr. More has served as a director of SJW Group since April 2015. He served as a director of Saeta Yield from February 2015 to June 2018 and served as a director of the New York Independent System Operator from April 2014 until February 2016. Mr. More’s extensive experience in investment banking, including capital raising and strategic initiatives, combined with experience as a director of energy industry companies, provides significant value to the Company’s Board of Directors.

E. Stanley O’Neal, 73, has served as a director since August 2018. Mr. O’Neal served as Chairman of the Board and Chief Executive Officer of Merrill Lynch & Co., Inc. until October 2007. He became Chief Executive Officer of Merrill Lynch in 2002 and was elected Chairman of the Board in 2003. Mr. O’Neal was employed with Merrill Lynch for 21 years, serving as President and Chief Operating Officer from July 2001 to December 2002; President of U.S. Private Client from February 2000 to July 2001; Chief Financial Officer from 1998 to 2000 and Executive Vice President and Co-head of Global Markets and Investment Banking from 1997 to 1998. Before joining Merrill Lynch, Mr. O’Neal was employed at General Motors Corporation where he held a number of financial positions of increasing responsibility. Currently, Mr. O’Neal is chairman of the nominating and governance committee and a member of the committee of Arconic Corp., an aluminum manufacturing company and the former parent company of Alcoa Inc. Mr. O’Neal is also a director and member of the nominating and governance committee of Element Solutions Inc. (formerly Platform Specialty Products Corporation), a global, diversified producer of high technology specialty chemical products and provider of technical services. Mr. O’Neal is also a director of Hut 8 Corp, a cryptocurrency mining company, which was formed in November 2023 as a merger between Hut 8 Mining Corp and U.S. Data Mining Group, Inc. Mr. O’Neal was a director of General Motors Corporation from 2001 to 2006, chairman of the board of Merrill Lynch & Co., Inc. from 2003 to 2007, and a director of American Beacon Advisors, Inc. (investment advisor registered with the SEC) from 2009 to September 2012. Mr. O’Neal’s extensive executive experience, financial expertise and leadership skills enable him to provide unique guidance to the Board of Directors and the Company’s management team.
Jennifer Lowry, 56, has served as a director since February 2022. Ms. Lowry served as Vice President of Risk, Treasury and Corporate Finance for McCormick & Company, Inc. from October 2019 through July 2021, and as Vice President of Corporate Finance from November 2016 through October 2019. From 2012 to 2016, Ms. Lowry held management positions with Exelon Corporation as Senior Vice President, Generation Company Strategy and Constellation Energy Group, Inc as Vice President and Treasurer. Prior to that, she held executive positions at companies within the electric power industry including AES Corporation and Cogentrix Energy Group, Inc. Ms. Lowry served on numerous governing committees within Constellation and Exelon and was Chair of the Maryland Zoo Board of Trustees. Ms. Lowry served on the board of Electriq Power Holdings, Inc. from August 2023 to May 2024 and served on its compensation committee. Ms. Lowry has also been a member of the board of directors of MYR Group, Inc. since 2018, and is currently chair of its Audit Committee. Ms. Lowry’s financial and energy industry experience provides significant value to the Company’s Board of Directors.
Emmanuel Barrois, 42, has served as a director since October 2022. Mr. Barrois has 18 years of experience in the energy industry. Starting as a petroleum engineer in France and in Nigeria, he moved on to management positions in the Republic of Congo and the UAE. In 2019, he joined the strategy team in the Exploration & Production branch of TotalEnergies, where he led the Long Term Business Plan team. Since 2022, he has been in charge of TotalEnergies’ Renewables portfolio management team. Mr. Barrois served as a director on the board of directors of SunPower Corporation from February 2024 to November 2024. He holds Masters of Engineering from Ecole Nationale des Ponts et Chaussées and Ecole Nationale Supérieure des Pétroles et Moteurs, and a Master of Science from Colorado School of Mines. Mr. Barrois’ engineering, energy and leadership experience provides significant value to the Company’s Board of Directors.
Olivier Jouny, 44, has served as a director since October 2024. Mr. Jouny currently serves as Senior Vice President of the Renewables division of TotalEnergies. He began his career in the Gas & Power Division of TotalEnergies, serving in marketing activities on the European gas markets and then LNG downstream developments in North & Central Americas. In 2008, he joined the Exploration & Production branch where he held several positions in Yemen, France and the Republic of Congo. He was successively Commercial Manager of Yemen LNG, Head of E&P New Ventures Economics Department and Business Development Manager of Total E&P Congo based in Pointe Noire. In September 2016, he joined the Marketing & Services branch where he was appointed Managing Director of Total Marine Fuels, TotalEnergies’ worldwide business unit in charge of bunkering activities, based in Singapore. Mr. Jouny then served as Managing Director of TotalEnergies E&P in Angola. He was, during this period, also the country chair for TotalEnergies in Angola. From January 2023 to August 2024, he was Senior Vice President of the Integrated Power division of TotalEnergies within the Gas, Renewables and Power branch, where he developed an expertise in electricity markets and flexible power generation assets. Mr. Jouny graduated as a mechanical engineer from the Mines Paris Tech. Mr. Jouny’s engineering, energy and leadership experience provides significant value to the Company’s Board of Directors.

Marc-Antoine Pignon, 40, has served as a director since December 2024. Mr. Pignon currently serves as Chief Executive Officer of TotalEnergies Renewables USA. He has been employed by TotalEnergies since 2006, when he joined as an economist for upstream operations in Congo and the Middle East. Between 2008 and 2016, Mr. Pignon was successively appointed as Business Development Economist at TotalEnergies EP Norge AS, EPC Manager at TotalEnergies EP Nigeria Ltd and Head of Development & Long-Term Planning at TotalEnergies EP Australia. In 2016, he became Head of TotalEnergies Solar France, which is the French renewables arm of TotalEnergies. In 2019, he moved to the United States within SunPower Corporation and then TotalEnergies Renewables USA to lead TotalEnergies’ renewables efforts in the U.S. He served as a director on the Board of Directors of SunPower Corporation from July 2024 to November 2024. Mr. Pignon is a science and executive engineering graduate from Mines ParisTech. Mr. Pignon’s economics, engineering and leadership experience provides significant value to the Company’s Board of Directors.
Craig Cornelius, 45, has served as President and Chief Executive Officer of the Company since July 2024 and as a director of the Company since July 2024. He has been CEG’s chief executive officer since its formation through a spin-out of NRG Energy, Inc.’s clean energy businesses in 2018. Previously, Mr. Cornelius was President of NRG’s renewables division. In this capacity, he oversaw origination, development, engineering and construction, operations and asset management across the company’s businesses in wind and solar power. He joined NRG in 2013 and initially led new business development for renewables, including the establishment of new market segments, acquisition of projects, and direction of process improvement initiatives. Before joining NRG, Mr. Cornelius served for five years as a Principal and then a Managing Director in the solar investing practice at Hudson Clean Energy Partners. Previously, he was the Program Manager of the U.S. Department of Energy’s Solar Energy Technologies Program, where he led the creation of the $1.5 billion Solar America Initiative. As President and Chief Executive Officer of the Company, Mr. Cornelius provides the Board of Directors with management’s perspective regarding the Company’s day to day operations and overall strategic plan.
Executive Officers
Craig Cornelius has served as President and Chief Executive Officer and as a director of the Company since July 2024. For additional biographical information for Mr. Cornelius, see above under “Directors.”
Sarah Rubenstein, 47, has served as Executive Vice President and Chief Financial Officer of the Company since April 2023 and previously served as Senior Vice President and Chief Accounting Officer of the Company from January 2022 to March 2023 and as Vice President, Accounting and Controller from November 2020 through December 2021, where she was responsible for providing oversight of the Company’s financial accounting and reporting functions. Ms. Rubenstein previously served as Assistant Controller of the Company from August 2018 through November 2020, where she was responsible for managing corporate accounting and financial reporting activities, and immediately prior to that, as Director of Accounting Research and Financial Reporting at NRG Energy, Inc. from August 2012 through August 2018. Ms. Rubenstein’s prior roles include Director of Finance at EPV Solar, Inc. and Senior Director of Financial Reporting at Warner Music Group. Ms. Rubenstein began her career as an auditor with PricewaterhouseCoopers.
Kevin P. Malcarney, 58, has served as the Company’s General Counsel, Corporate Secretary and Chief Compliance Officer since May 2018, and was promoted from Senior Vice President to Executive Vice President in January 2022. He was previously Vice President and Deputy General Counsel at NRG responsible for new businesses, mergers and acquisitions, divestitures and project financings, and managed a large team of lawyers that operated across all geographic regions and business areas of the company. Prior to NRG, Mr. Malcarney worked at two AmLaw 100 firms in Princeton, New Jersey and Philadelphia, Pennsylvania, and handled mergers and acquisitions, project financing and general corporate matters. Mr. Malcarney received his JD/MBA from Rutgers University School of Law, Camden, and his BBA in Marketing from the Wharton School, University of Pennsylvania.
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
Other information required by this Item will be incorporated by reference to the similarly named section of the Company’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders.

Item 11 — Executive Compensation
Information required by this Item will be incorporated by reference to the similarly named section of the Company’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under the Clearway Energy, Inc. Amended and Restated 2013 Equity Compensation Plan

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)
Equity compensation plans approved by security holders - Class A common stock	8,154	$—	—
Equity compensation plans approved by security holders - Class C common stock	601,504	—	2,786,041
Equity compensation plans not approved by security holders	—	N/A	—
Total	609,658	$—	2,786,041

(1) Beginning in May 2015, awards to be granted and associated dividend equivalent rights to be issued under the Clearway Energy, Inc. Amended and Restated 2013 Equity Incentive Plan convert to Class C common stock upon vesting.
Other information required by this Item will be incorporated by reference to the similarly named section of the Company’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be incorporated by reference to the similarly named section of the Company’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders.
Item 14 — Principal Accounting Fees and Services
Information required by this Item will be incorporated by reference to the similarly named section of the Company’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders.

PART IV
Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of Clearway Energy, Inc. and related notes thereto, together with the Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP (PCAOB ID: 238) and Report of Independent Registered Public Accounting Firm of Ernst & Young LLP (PCAOB ID: 42) thereon, are included herein:
Consolidated Statements of Income — Years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income — Years ended December 31, 2024, 2023 and 2022
Consolidated Balance Sheets — As of December 31, 2024 and 2023
Consolidated Statements of Cash Flows — Years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
The following schedules of Clearway Energy, Inc. are filed as part of Item 15 of this report and should be read in conjunction with the Consolidated Financial Statements:
Schedule I — Clearway Energy, Inc. (Parent) Condensed Financial Statements as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022, are included in Clearway Energy, Inc.’s Annual Report on Form 10-K pursuant to the requirements of Rule 5-04(c) of Regulation S-X
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023 and 2022
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted
(a)(3) Exhibits: See Exhibit Index submitted as a separate section of this report
(b) Exhibits
See Exhibit Index submitted as a separate section of this report
(c) Not applicable

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Clearway Energy, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Clearway Energy, Inc. and its subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for the year then ended, including the related notes and the schedule of Clearway Energy, Inc. (Parent) condensed financial information of registrant as of December 31, 2024 and for the year then ended and the schedule of valuation and qualifying accounts for the year ended December 31, 2024 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Level 3 Long-Term Power Commodity Contracts
As described in Notes 2 and 6 to the consolidated financial statements, the Company uses energy-related derivative financial instruments to mitigate variability in earnings due to fluctuations in power market prices or natural gas market prices. As disclosed by management, the fair value of the Company’s financial instruments is determined using discounted cash flow models. The Company’s significant positions classified as Level 3 relate to physical and financial energy-related commodity contracts, including long-term power commodity contracts and heat rate call option contracts executed in illiquid markets. The significant unobservable inputs used in developing fair value include illiquid power tenors and location pricing, which is derived by extrapolating pricing as a basis to liquid locations. As of December 31, 2024, the fair value of the Company’s Level 3 long-term power commodity contracts was $366 million.
The principal considerations for our determination that performing procedures relating to the valuation of Level 3 long-term power commodity contracts is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Level 3 long-term power commodity contracts; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to (a) management’s significant unobservable inputs related to illiquid power tenors and (b) the discounted cash flow models used in developing the fair value estimate of the Level 3 long-term power commodity contracts; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the Level 3 long-term power commodity contracts, including controls over the discounted cash flow models and illiquid power tenors. These procedures also included, among others (i) testing the completeness and accuracy of underlying data used by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) evaluating the reasonableness of the illiquid power tenors, (b) evaluating the appropriateness of the discounted cash flow models used in developing the fair value estimate of the Level 3 long-term power commodity contracts and (c) developing an independent estimate of the Level 3 long-term power commodity contracts using independently determined illiquid power tenors and comparing the independent estimate to management’s estimate.
Hypothetical Liquidation at Book Value (HLBV) Calculation of Net Loss Attributable to Noncontrolling Interests in Tax Equity Arrangements
As described in Note 2 to the consolidated financial statements, certain portions of the Company’s noncontrolling interest represent third-party interests in the net assets under tax equity arrangements, which are consolidated by the Company, that have been entered into to finance the cost of facilities eligible for certain tax credits and benefits. Management has determined that the provisions in the contractual agreements of these noncontrolling interests represent substantive profit-sharing arrangements, for which management uses a balance sheet approach utilizing the HLBV method to calculate the noncontrolling interest. Under the HLBV method, the amounts reported as noncontrolling interest represent the amounts the investors to the tax equity arrangements would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements. As disclosed by management, management must apply judgment in determining the methodology for applying the HLBV method and changes in certain factors may have a significant impact on the amounts that an investor would receive upon a hypothetical liquidation. For the year ended December 31, 2024, the net loss attributable to noncontrolling interests and redeemable noncontrolling interests was $151 million, of which a majority represents third-party interests in the net assets under tax equity arrangements.

The principal considerations for our determination that performing procedures relating to the HLBV calculation of net loss attributable to noncontrolling interests in tax equity arrangements is a critical audit matter are (i) the significant judgment by management in applying the HLBV method to determine the income or loss each noncontrolling interest would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s judgments applied in using the HLBV method to calculate the noncontrolling interests in tax equity arrangements; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's HLBV calculation of the noncontrolling interests in tax equity arrangements. These procedures also included, among others (i) testing the completeness and accuracy of the underlying data used by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in (a) evaluating the appropriateness of the HLBV method based on the terms of the contractual agreements and (b) developing independent calculations of the income or loss attributable to the noncontrolling interests based on the terms of the contractual agreements and comparing the independent calculations to management's calculations.
/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
February 24, 2025
We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Clearway Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Clearway Energy, Inc. (the Company) as of December 31, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
/s/ Ernst & Young LLP
We served as the Company’s auditor from 2021 to 2024.
Philadelphia, Pennsylvania
February 22, 2024

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(In millions, except per share amounts)	2024	2023	2022
Operating Revenues
Total operating revenues	$1,371	$1,314	$1,190
Operating Costs and Expenses
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	501	473	435
Depreciation, amortization and accretion	627	526	512
Impairment losses	—	12	16
General and administrative	39	36	40
Transaction and integration costs	8	4	7
Development costs	—	—	2
Total operating costs and expenses	1,175	1,051	1,012
Gain on sale of business	—	—	1,292
Operating Income	196	263	1,470
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	35	12	29
Other income, net	48	52	17
Loss on debt extinguishment	(5)	(6)	(2)
Interest expense	(307)	(337)	(232)
Total other expense, net	(229)	(279)	(188)
(Loss) Income Before Income Taxes	(33)	(16)	1,282
Income tax expense (benefit)	30	(2)	222
Net (Loss) Income	(63)	(14)	1,060
Less: Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(151)	(93)	478
Net Income Attributable to Clearway Energy, Inc.	$88	$79	$582
Earnings Per Share Attributable to Clearway Energy, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic and diluted	35	35	35
Weighted average number of Class C common shares outstanding - basic and diluted	83	82	82
Earnings per Weighted Average Class A and Class C Common Share - Basic and Diluted	$0.75	$0.67	$4.99
Dividends Per Class A Common Share	$1.65	$1.54	$1.43
Dividends Per Class C Common Share	$1.65	$1.54	$1.43
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2024	2023	2022
(In millions)
Net (Loss) Income	$(63)	$(14)	$1,060
Other Comprehensive (Loss) Income, net of tax
Unrealized (loss) gain on derivatives and changes in accumulated OCI/OCL, net of income tax (benefit) expense of $(1), $(1) and $5	(4)	(6)	28
Other comprehensive (loss) income	(4)	(6)	28
Comprehensive (Loss) Income	(67)	(20)	1,088
Less: Comprehensive (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(151)	(97)	495
Comprehensive Income Attributable to Clearway Energy, Inc.	$84	$77	$593
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except shares)	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$332	$535
Restricted cash	401	516
Accounts receivable — trade	164	171
Inventory	64	55
Derivative instruments	39	41
Note receivable — affiliate	—	174
Prepayments and other current assets	67	68
Total current assets	1,067	1,560
Property, plant and equipment, net	9,944	9,526
Other Assets
Equity investments in affiliates	309	360
Intangible assets for power purchase agreements, net	2,125	2,303
Other intangible assets, net	68	71
Derivative instruments	136	82
Right-of-use assets, net	547	597
Other non-current assets	133	202
Total other assets	3,318	3,615
Total Assets	$14,329	$14,701
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$430	$558
Accounts payable — trade	82	130
Accounts payable — affiliates	31	31
Derivative instruments	56	51
Accrued interest expense	53	57
Accrued expenses and other current liabilities	66	79
Total current liabilities	718	906
Other Liabilities
Long-term debt	6,750	7,479
Deferred income taxes	89	127
Derivative instruments	315	281
Long-term lease liabilities	569	627
Other non-current liabilities	324	286
Total other liabilities	8,047	8,800
Total Liabilities	8,765	9,706
Redeemable noncontrolling interest in subsidiaries	—	1
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 202,147,579 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 82,833,226, Class D 41,961,750) at December 31, 2024 and 202,080,794 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 82,391,441, Class D 42,336,750) at December 31, 2023	1	1
Additional paid-in capital	1,805	1,732
Retained earnings	254	361
Accumulated other comprehensive income	3	7
Noncontrolling interest	3,501	2,893
Total Stockholders’ Equity	5,564	4,994
Total Liabilities and Stockholders’ Equity	$14,329	$14,701
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities	(In millions)
Net (loss) income	$(63)	$(14)	$1,060
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(35)	(12)	(29)
Distributions from unconsolidated affiliates	34	30	37
Depreciation, amortization and accretion	627	526	512
Amortization of financing costs and debt discounts	14	13	14
Amortization of intangibles	182	185	172
Loss on debt extinguishment	5	6	2
Reduction in carrying amount of right-of-use assets	15	15	14
Gain on sale of business	—	—	(1,292)
Impairment losses	—	12	16
Change in deferred income taxes	25	13	194
Changes in derivative instruments and amortization of accumulated OCI/OCL	13	(2)	69
Changes in other working capital	(47)	(70)	18
Net Cash Provided by Operating Activities	770	702	787
Cash Flows from Investing Activities
Acquisition of Drop Down Assets, net of cash acquired	(678)	(45)	(71)
Acquisition of Capistrano Wind Portfolio, net of cash acquired	—	—	(223)
Capital expenditures	(287)	(212)	(112)
Payment for equipment deposit	—	(27)	—
Payment for equipment deposit and asset purchase from affiliate	—	(55)	—
Return of investments from unconsolidated affiliates	41	14	13
Decrease (increase) in note receivable — affiliate	184	(174)	—
Investments in unconsolidated affiliates	—	(28)	—
Proceeds from sale of business	—	—	1,457
Other	15	4	1
Net Cash (Used in) Provided by Investing Activities	(725)	(523)	1,065
Cash Flows from Financing Activities
Contributions from noncontrolling interests, net of distributions	1,493	1,028	60
Payments of dividends and distributions	(334)	(311)	(289)
Distributions to CEG of escrowed amounts	—	—	(64)
Tax-related distributions	(1)	(21)	(8)
Buyouts of noncontrolling interest and redeemable noncontrolling interest	(7)	(13)	—
Proceeds from the revolving credit facility	—	—	80
Payments for the revolving credit facility	—	—	(325)
Proceeds from issuance of long-term debt	466	563	244
Payments of debt issuance costs	(13)	(18)	(4)
Payments for long-term debt	(1,966)	(1,349)	(1,198)
Other	(1)	(3)	(6)
Net Cash Used in Financing Activities	(363)	(124)	(1,510)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(318)	55	342
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,051	996	654
Cash, Cash Equivalents and Restricted Cash at End of Period	$733	$1,051	$996

Supplemental Disclosures:
Interest paid, net of amount capitalized	$(324)	$(304)	$(317)
Income taxes paid, net of refunds received	(1)	(31)	(9)
Non-cash financing activity:
Non-cash adjustment for change in tax basis	61	4	(1)
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest	Total Stockholders’ Equity
Balances at December 31, 2021	$—	$1	$1,872	$(33)	$(6)	$1,466	$3,300
Net income	—	—	—	582	—	467	1,049
Unrealized gain on derivatives and changes in accumulated OCL, net of tax	—	—	—	—	11	17	28
Distributions to CEG, net of contributions, non-cash	—	—	—	—	—	(4)	(4)
Contributions from CEG, net of distributions, cash	—	—	—	—	—	16	16
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	51	51
Transfer of assets under common control	—	—	(29)	—	—	(29)	(58)
Capistrano Wind Portfolio Acquisition	—	—	—	—	4	7	11
Kawailoa Sale to Clearway Renew	—	—	—	—	—	(69)	(69)
Tax-related distributions	—	—	—	—	—	(8)	(8)
Non-cash adjustment for change in tax basis	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	1	(1)	—	—	—
Common stock dividends and distributions to CEG	—	—	(82)	(85)	—	(122)	(289)
Balances at December 31, 2022	—	1	1,761	463	9	1,792	4,026
Net income (loss)	—	—	—	79	—	(110)	(31)
Unrealized loss on derivatives and changes in accumulated OCL, net of tax	—	—	—	—	(2)	(4)	(6)
Distributions to CEG, net of contributions, cash	—	—	—	—	—	(78)	(78)
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	1,123	1,123
Distributions to noncontrolling interests, non-cash	—	—	—	—	—	(7)	(7)
Tax-related distributions	—	—	—	—	—	(21)	(21)
Transfer of assets under common control	—	—	(62)	—	—	348	286
Buyout of noncontrolling interest	—	—	16	—	—	(26)	(10)
Buyout of redeemable noncontrolling interest	—	—	10	—	—	7	17
Non-cash adjustments for change in tax basis	—	—	4	—	—	—	4
Stock-based compensation	—	—	3	(1)	—	—	2
Common stock dividends and distributions to CEG unit holders	—	—	—	(180)	—	(131)	(311)
Balances at December 31, 2023	—	1	1,732	361	7	2,893	4,994
Net income (loss)	—	—	—	88	—	(164)	(76)
Unrealized loss on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	(4)	—	(4)
Contributions from CEG, net of distributions, cash	—	—	—	—	—	194	194
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	1,321	1,321
Distributions to noncontrolling interests, non-cash	—	—	—	—	—	(1)	(1)
Tax-related distributions	—	—	—	—	—	(1)	(1)
Transfer of assets under common control	—	—	7	—	—	(600)	(593)
Buyout of noncontrolling interest	—	—	(2)	—	—	(5)	(7)
Buyout of redeemable noncontrolling interest	—	—	4	—	—	3	7
Non-cash adjustments for change in tax basis	—	—	61	—	—	—	61
Stock-based compensation	—	—	2	(1)	—	—	1
Common stock dividends and distributions to CEG unit holders	—	—	—	(194)	—	(140)	(334)
Other	—	—	1	—	—	1	2
Balances at December 31, 2024	$—	$1	$1,805	$254	$3	$3,501	$5,564
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business
Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor with a focus on investments in clean energy and owner of modern, sustainable and long-term contracted assets across North America. The Company is sponsored by Clearway Energy Group LLC, or CEG, which is equally owned by GIP and TotalEnergies. On October 1, 2024, BlackRock acquired 100% of the business and assets of GIM, which is the investment manager of the GIP funds that own an interest in CEG.
The Company is one of the largest owners of clean energy generation assets in the U.S. and a leading contributor to the transition to a world powered by clean energy. The Company’s portfolio comprises approximately 11.8 GW of gross capacity in 26 states, including approximately 9 GW of wind, solar and battery energy storage systems, or BESS, and approximately 2.8 GW of dispatchable combustion-based power generation assets included in the Flexible Generation segment that provide critical grid reliability services. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets.
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
As of December 31, 2024, the Company owned 58.10% of the economic interests of Clearway Energy LLC, with CEG owning 41.90% of the economic interests of Clearway Energy LLC. For further discussion, see Note 12, Stockholders’ Equity.

The diagram below represents a summarized structure of the Company as of December 31, 2024:
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

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at subsidiary facilities was $194 million and $125 million as of December 31, 2024 and 2023, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
	2024	2023
	(In millions)
Cash and cash equivalents	$332	$535
Restricted cash	401	516
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$733	$1,051
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company’s facilities that are restricted in their use.
As of December 31, 2024, these restricted funds were comprised of $184 million designated to fund operating expenses, $37 million designated for current debt service payments and $102 million restricted for reserves, including debt service, performance obligations and other reserves as well as capital expenditures. The remaining $78 million is held in distribution reserve accounts.
As of December 31, 2023, these restricted funds were comprised of $176 million designated to fund operating expenses, $178 million designated for current debt service payments and $85 million restricted for reserves, including debt service, performance obligations and other reserves as well as capital expenditures. The remaining $77 million was held in distribution reserve accounts.
Supplemental Cash Flow Information
The following table provides a disaggregation of the amounts classified as Acquisition of Drop Down Assets, net of cash acquired, shown in the consolidated statements of cash flows:

	Year ended December 31,
	2024	2023	2022
	(In millions)
Cash paid to acquire Drop Down Assets	$(680)	$(173)	$(71)
Cash acquired from the acquisition of Drop Down Assets	2	128	—
Acquisition of Drop Down Assets, net of cash acquired	$(678)	$(45)	$(71)
Accounts Receivable — Trade and Allowance for Credit Losses
Accounts receivable — trade are reported on the consolidated balance sheet at the invoiced amount adjusted for any write-offs and the allowance for credit losses. The majority of the Company’s customers typically receive invoices monthly with payment due within 30 days. The allowance for credit losses is reviewed periodically based on amounts past due and their significance. The allowance for credit losses was immaterial as of December 31, 2024 and 2023.
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
Interest incurred on funds borrowed to finance capital projects is capitalized until the project under construction is ready for its intended use. The amount of interest capitalized for the years ended December 31, 2024, 2023 and 2022 was $28 million, $36 million and $2 million, respectively.
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
Intangible Assets
Intangible assets represent contractual rights held by the Company. The Company recognizes specifically identifiable intangible assets, including PPAs, leasehold rights, emission allowances, RECs and development rights when specific rights and contracts are acquired. These intangible assets are amortized primarily on a straight-line basis. For further discussion of the Company’s intangible assets, refer to Note 8, Intangible Assets.
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

Flexible Generation Segment Revenues
The majority of the facilities in the Flexible Generation segment commenced merchant operations during 2023 following the expiration of the PPAs. These facilities generate revenues from selling electricity and/or RA to the CAISO and to public utility and load serving entities, as the power is delivered at the interconnection point.
Power Purchase Agreements, or PPAs
The majority of the Company’s revenues are obtained through PPAs or similar contractual agreements. Energy, capacity and, where applicable, renewable attributes, from the majority of the Company’s renewable energy assets and certain facilities in the Flexible Generation segment are sold through long-term PPAs and tolling agreements to a single counterparty, which is often a utility or commercial customer. Certain revenue agreements also provide for the sale of BESS capacity. As discussed above, the majority of the facilities in the Flexible Generation segment commenced merchant operations during 2023 following the expiration of the PPAs. The majority of these PPAs are accounted for as operating leases as the Company retained its historical lease assessments and classification upon adoption of ASC 842, Leases. ASC 842 requires the minimum lease payments received to be amortized over the term of the lease and contingent rentals are recorded when the achievement of the contingency becomes probable. The Company’s BESS arrangements include variable payments not based on an index or rate and sales-type lease treatment would result in a loss at lease commencement. As a result, the Company accounts for these arrangements as operating leases under ASC 842. Judgment is required by management in determining the economic life of each generating facility, in evaluating whether certain lease provisions constitute minimum payments or represent contingent rent and other factors in determining whether a contract contains a lease and whether the lease is an operating lease or finance lease.
Certain of these PPAs have no minimum lease payments and all of the lease revenue under these PPAs is recorded as contingent rent on an actual basis when the electricity is delivered. The contingent lease revenue recognized in the years ended December 31, 2024, 2023 and 2022 was $831 million, $780 million and $850 million, respectively. See Note 17, Leases, for additional information related to the Company’s PPAs accounted for as leases.
Renewable Energy Credits, or RECs
Renewable energy credits, or RECs, are usually sold through long-term PPAs or through REC contracts with counterparties. Revenue from the sale of self-generated RECs is recognized when the related energy is generated and simultaneously delivered even in cases where there is a certification lag as it has been deemed to be perfunctory.
In a bundled contract to sell energy, capacity and/or self-generated RECs, all performance obligations are deemed to be delivered at the same time and hence, timing of recognition of revenue for all performance obligations is the same and occurs over time. In such cases, it is unnecessary to allocate transaction price to multiple performance obligations.
Thermal Revenues
On May 1, 2022, the Company completed the sale of 100% of its interests in the Thermal Business to KKR. Prior to the sale, steam and chilled water revenue was recognized as the Company transferred the product to the customer, based on customer usage as determined by meter readings taken at month-end. Some locations read customer meters throughout the month and recognized estimated revenue for the period between meter read date and month-end. For thermal contracts, the Company’s performance obligation to deliver steam and chilled water was satisfied over time and revenue was recognized based on the invoiced amount. The Thermal Business subsidiaries collected and remitted state and local taxes associated with sales to their customers, as required by governmental authorities. These taxes were presented on a net basis in the consolidated statements of income.

Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	Year ended December 31, 2024
(In millions)	Flexible Generation	Renewables	Total
Energy revenue (a)	$84	$1,089	$1,173
Capacity revenue (a)	262	65	327
Other revenues	5	85	90
Contract amortization	(18)	(166)	(184)
Mark-to-market for economic hedges	9	(44)	(35)
Total operating revenues	342	1,029	1,371
Less: Contract amortization	18	166	184
Less: Mark-to-market for economic hedges	(9)	44	35
Less: Lease revenue	(113)	(860)	(973)
Total revenue from contracts with customers	$238	$379	$617

(a) See Note 17, Leases, for the amounts of energy and capacity revenues that relate to leases and are accounted for under ASC 842.

	Year ended December 31, 2023
(In millions)	Flexible Generation	Renewables	Total
Energy revenue (a)	$81	$942	$1,023
Capacity revenue (a)	336	23	359
Other revenues (a)	28	71	99
Contract amortization	(20)	(166)	(186)
Mark-to-market for economic hedges	(5)	24	19
Total operating revenues	420	894	1,314
Less: Contract amortization	20	166	186
Less: Mark-to-market for economic hedges	5	(24)	(19)
Less: Lease revenue	(274)	(780)	(1,054)
Total revenue from contracts with customers	$171	$256	$427

(a) See Note 17, Leases, for the amounts of energy, capacity and other revenues that relate to leases and are accounted for under ASC 842.

	Year ended December 31, 2022
(In millions)	Flexible Generation	Renewables	Thermal	Total
Energy revenue (a)	$6	$956	$48	$1,010
Capacity revenue (a)	435	2	18	455
Other revenues	—	71	11	82
Contract amortization	(24)	(151)	—	(175)
Mark-to-market for economic hedges	—	(182)	—	(182)
Total operating revenues	417	696	77	1,190
Less: Contract amortization	24	151	—	175
Less: Mark-to-market for economic hedges	—	182	—	182
Less: Lease revenue	(441)	(809)	(1)	(1,251)
Total revenue from contracts with customers	$—	$220	$76	$296

(a) See Note 17, Leases, for the amounts of energy and capacity revenues that relate to leases and are accounted for under ASC 842.

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
Contract Balances
The following table reflects the contract assets included on the Company’s consolidated balance sheets:

(In millions)	December 31, 2024	December 31, 2023
Accounts receivable, net - Contracts with customers	$75	$66
Accounts receivable, net - Leases	89	105
Total accounts receivable, net	$164	$171
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
The Company’s primary derivative financial instruments are interest rate instruments used to mitigate variability in earnings due to fluctuations in interest rates and energy-related instruments used to mitigate variability in earnings due to fluctuations in power market prices or natural gas market prices. Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. On an ongoing basis, the Company qualitatively assesses the effectiveness of its derivatives that are designated as hedges for accounting purposes in order to determine that each derivative continues to be highly effective in offsetting changes in cash flows of hedged items. If necessary, the Company will perform an analysis to measure the statistical correlation between the derivative and the associated hedged item to determine the effectiveness of such a contract designated as a hedge. The Company will discontinue hedge accounting if it is determined that the hedge is no longer effective. In this case, the gain or loss previously deferred in accumulated OCI would be frozen until the underlying hedged item is delivered unless the transaction being hedged is no longer probable of occurring in which case the amount in accumulated OCI would be immediately reclassified into earnings. If the derivative financial instrument is terminated, the effective portion of this derivative deferred in accumulated OCI will be frozen until the underlying hedged item is delivered.
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
Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable — trade and derivative financial instruments, which are concentrated within entities engaged in the energy and financial industries. These industry concentrations may impact the overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. In addition, many of the Company’s facilities have only one customer. See Note 6, Fair Value of Financial Instruments, for a further discussion of derivative concentrations and Note 13, Segment Reporting, for concentration of counterparties.
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
The following table represents the balance of AROs, along with the related activity:

(In millions)
Balance as of December 31, 2022	$157
Revisions in estimated cash flows	3
Liabilities incurred	67
Accretion expense	12
Balance as of December 31, 2023	239
Revisions in estimated cash flows	(1)
Liabilities incurred	14
Liabilities settled	(2)
Accretion expense	16
Balance as of December 31, 2024	$266
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
Investments Accounted for by the Equity Method
The Company has investments in various energy facilities accounted for by the equity method, several of which are VIEs, where the Company is not a primary beneficiary, as described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. The equity method of accounting is applied to these investments in affiliates because the ownership structure prevents the Company from exercising a controlling influence over the operating and financial policies of the facilities. Under this method, equity in pre-tax income or losses of the investments is reflected as equity in earnings of unconsolidated affiliates. Distributions from equity method investments that represent earnings on the Company’s investment are included within cash flows from operating activities and distributions from equity method investments that represent a return of the Company’s investment are included within cash flows from investing activities.

Sale-Leaseback Arrangements
The Company is party to sale-leaseback arrangements that provide for the sale of certain assets to a third-party and simultaneous leaseback to the Company. In accordance with ASC 842-40, Sale-Leaseback Transactions, if the seller-lessee retains, through the leaseback, substantially all of the benefits and risks incident to the ownership of the property sold, the sale-leaseback transaction is accounted for as a financing arrangement. An example of this type of continuing involvement would include an option to repurchase the assets or the buyer-lessor having the option to sell the assets back to the Company. This provision is included in most of the Company’s sale-leaseback arrangements. As such, the Company accounts for these arrangements as financings.
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

Tax Equity Arrangements
Certain portions of the Company’s noncontrolling interest represent third-party interests in the net assets under tax equity arrangements, which are consolidated by the Company, that have been entered into to finance the cost of facilities eligible for certain tax credits and benefits. The Company has determined that the provisions in the contractual agreements of these noncontrolling interests represent substantive profit sharing arrangements. Further, the Company has determined that the appropriate methodology for calculating the noncontrolling interest that reflects the substantive profit sharing arrangements is a balance sheet approach utilizing the hypothetical liquidation at book value, or HLBV, method. Under the HLBV method, the amounts reported as noncontrolling interest represent the amounts the investors to the tax equity arrangements would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements, assuming the net assets of the funding structures were liquidated at their recorded amounts determined in accordance with GAAP. The investors’ interests in the results of operations of the funding structures are determined as the difference in noncontrolling interest at the start and end of each reporting period, after taking into account any capital transactions between the structures and the funds’ investors. The calculations utilized to apply the HLBV method include estimated calculations of taxable income or losses for each reporting period. In addition, in certain circumstances, the Company and its partners in the tax equity arrangements agree that certain tax benefits are to be utilized outside of the tax equity arrangements, which may result in differences in the amount an investor would hypothetically receive at the initial balance sheet date calculated strictly in accordance with related contractual agreements. These differences are recognized in the consolidated statements of income using a systematic and rational method over the period during which the investor is expected to achieve its target return.
Redeemable Noncontrolling Interest
To the extent that a third party has the right to redeem their interests for cash or other assets, the Company has included the noncontrolling interest attributable to the third party as a component of temporary equity in the mezzanine section of the consolidated balance sheet. During the fourth quarter of 2024, the Company repurchased the remaining partner’s equity interest, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. The following table reflects the changes in the Company’s redeemable noncontrolling interest balance:

(In millions)
Balance at December 31, 2022	$7
Cash distributions to redeemable noncontrolling interests	(3)
Comprehensive income attributable to redeemable noncontrolling interests	17
Repurchase of redeemable noncontrolling interest	(20)
Balance at December 31, 2023	1
Cash distributions to redeemable noncontrolling interests	(2)
Comprehensive income attributable to redeemable noncontrolling interests	13
Repurchase of redeemable noncontrolling interest	(12)
Balance at December 31, 2024	$—
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

Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendment improves income tax disclosure requirements by requiring public entities, on an annual basis, to provide disclosure of defined categories in the income tax rate reconciliation, as well as disclosure of income taxes paid, disaggregated by jurisdiction. This guidance must be applied prospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2024. As of December 31, 2024, the Company has elected to early adopt ASU 2023-09 prospectively and has enhanced its income tax disclosures included in Note 14, Income Taxes, to comply with the requirements. The adoption did not have an impact on the Company’s financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories and details regarding information utilized to assess segment performance. Additionally, the amendment increases the frequency of disclosures by requiring Topic 280 to be applied to interim financial statements. This guidance must be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. As of December 31, 2024, the Company has adopted ASU 2023-07 and has enhanced its reportable segment disclosures in Note 13, Segment Reporting, to comply with the requirements. The adoption did not have an impact on the Company’s financial statements.
Recent Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU No 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendment requires certain expenses presented on the face of the income statement to be disaggregated in the notes to the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. As of December 31, 2024, the Company has not elected to early adopt the standard and is evaluating the effect of the new guidance on its consolidated financial statements.
Note 3 — Acquisitions
As further described in Note 2, Summary of Significant Accounting Policies, the Company records the assets acquired and liabilities assumed at acquisition-date fair value, except for acquisitions under common control by CEG, in which assets acquired and liabilities assumed are recorded at historical cost at the acquisition date, which for certain transactions represent the acquired cost.
Dan’s Mountain Drop Down — On November 18, 2024, the Company, through its indirect subsidiary, Dan’s Mountain Parent Holdco LLC, acquired the Class A membership interests in Dan’s Mountain TargetCo LLC, the indirect owner of Dan’s Mountain, a 55 MW wind facility that is currently under construction in Allegany County, Maryland, from Clearway Renew for initial cash consideration of $7 million. At substantial completion, which is expected to occur in the first half of 2025, the Company estimates it will pay an additional $31 million to Clearway Renew. Dan’s Mountain TargetCo LLC, a partnership between the Company and Clearway Renew, consolidates as primary beneficiary, Dan’s Mountain Tax Credit Holdco LLC, a tax equity fund that owns the Dan’s Mountain wind facility, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. Dan’s Mountain has a 12-year PPA with an investment-grade utility that will commence when the underlying operating assets reach commercial operations, which is expected to occur in the first half of 2025. The Dan’s Mountain operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Dan’s Mountain on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the Company’s initial cash consideration of $7 million and the historical cost of the Company’s net liabilities assumed of $2 million, less Clearway Renew’s investment of $1 million in Dan’s Mountain TargetCo LLC, was recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected the entire $7 million purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item contributions from CEG, net of distributions, in the consolidated statements of stockholders’ equity.

The following is a summary of assets and liabilities transferred in connection with the acquisition as of November 18, 2024:

(In millions)	Dan’s Mountain
Property, plant and equipment (a)	$152
Right-of-use assets	3
Total assets acquired	155

Long-term debt (b)	125
Long-term lease liabilities	3
Other current and non-current liabilities	29
Total liabilities assumed	157
Net liabilities assumed	$(2)

(a) Includes Construction in progress of $150 million.
(b) Includes a $77 million cash equity bridge loan and a $49 million tax equity bridge loan, offset by $1 million in unamortized debt issuance costs. See Note 10, Long-term Debt, for further discussion of the long-term debt assumed in the acquisition.
Rosamond Central BESS Drop Down — On December 1, 2023, the Rosamond Central solar facility acquired a 147 MW co-located BESS facility from Clearway Renew for initial cash consideration of $70 million, $16 million of which was funded by the Company, with the remaining $54 million funded through contributions from the cash equity investor in Rosie TargetCo LLC and the tax equity investor in Rosie TE HoldCo LLC. On June 13, 2024, when the Rosamond Central BESS facility reached substantial completion, the Company paid $279 million to Clearway Renew as additional purchase price to complete its acquisition of the facility. The additional purchase price consisted of $64 million funded by the Company and $215 million funded through contributions from the cash equity and tax equity investors. In order to facilitate and fund the construction of the BESS facility, Rosie Class B LLC, the indirect owner of the Rosamond Central solar facility, utilizing the proceeds from borrowings received under the refinanced debt facility, issued a loan to Clearway Renew, as further discussed in Note 10, Long-term Debt, and also made equity contributions to Rosie BESS Devco LLC, or Rosie Central BESS, which were accounted for as investments under the equity method of accounting, as further discussed in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. The BESS facility has a 15-year PPA for capacity with an investment-grade utility that commenced in July 2024. The Rosamond Central BESS operations are reflected in the Company’s Renewables segment and the Company’s portion of the purchase price was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates the Rosamond Central BESS net assets on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the historical cost of the Company’s net assets acquired of $266 million and the Company’s initial cash consideration of $70 million was recorded as an adjustment to CEG’s noncontrolling interest balance. The $279 million additional purchase price was also recorded as an adjustment to CEG’s noncontrolling interest balance.
The following is a summary of assets and liabilities transferred in connection with the acquisition as of December 1, 2023:

(In millions)	Rosamond Central BESS
Property, plant and equipment (a)	$275
Total assets acquired	275

Other current and non-current liabilities	9
Total liabilities assumed	9
Net assets acquired	$266

(a) Includes Construction in progress of $272 million.

Victory Pass and Arica Drop Down — On October 31, 2023, the Company, through its indirect subsidiary, VP-Arica Parent Holdco LLC, acquired the Class A membership interests in VP-Arica TargetCo LLC, a partnership and the indirect owner of Victory Pass, a 200 MW solar facility that is paired with a 50 MW BESS facility, and Arica, a 263 MW solar facility that is paired with a 136 MW BESS facility, both located in Riverside, California, from Clearway Renew for initial cash consideration of $46 million. Simultaneously, a cash equity investor acquired the Class B membership interests in VP-Arica TargetCo LLC from Clearway Renew for initial cash consideration of $87 million. On May 1, 2024, when the facilities reached substantial completion, the Company paid $165 million to Clearway Renew as additional purchase price and the cash equity investor contributed an additional $347 million. VP-Arica TargetCo LLC consolidates as primary beneficiary, VP-Arica TE Holdco LLC, a tax equity fund that owns the Victory Pass and Arica solar and BESS facilities, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. Victory Pass and Arica each have PPAs with investment-grade counterparties that have a 15-year and 14-year weighted average contract duration, respectively, that commenced between March 2024 and April 2024. The Victory Pass and Arica operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Victory Pass and Arica on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the Company’s initial cash consideration of $46 million and the historical cost of the Company’s net liabilities assumed of $1 million was recorded as an adjustment to CEG’s noncontrolling interest balance. The $165 million additional purchase price was also recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected the entire $46 million of the Company’s initial purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item distributions to CEG, net of contributions, in the consolidated statements of stockholders’ equity. The Company also reflected the entire $165 million of the Company’s additional purchase price, which was contributed back to the Company by CEG to pay down long-term debt, in the line item contributions to CEG, net of distributions, in the consolidated statements of stockholders’ equity.
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
(b) Includes a $483 million cash equity bridge loan and $385 million tax equity bridge loan, offset by $4 million in unamortized debt issuance costs. See Note 10, Long-term Debt, for further discussion of the long-term debt assumed in the acquisition.

Cedar Creek Drop Down — On April 16, 2024, the Company, through its indirect subsidiary, Cedar Creek Wind Holdco LLC, acquired Cedar Creek Holdco LLC, the indirect owner of Cedar Creek, a 160 MW wind facility that is located in Bingham County, Idaho, from Clearway Renew for cash consideration of $117 million. Cedar Creek Holdco LLC consolidates as primary beneficiary, Cedar Creek TE Holdco LLC, a tax equity fund that owns the Cedar Creek wind facility, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. Cedar Creek has a 25-year PPA with an investment-grade utility that commenced in March 2024. The Cedar Creek operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Cedar Creek on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the Company’s cash paid of $117 million and the historical cost of the Company’s net assets acquired of $17 million was recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected the entire $117 million purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item contributions from CEG, net of distributions, in the consolidated statements of stockholders’ equity.
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
Texas Solar Nova 2 Drop Down — On March 15, 2024, the Company, through its indirect subsidiary, TSN1 TE Holdco LLC, acquired Texas Solar Nova 2, a 200 MW solar facility that is located in Kent County, Texas, from Clearway Renew for cash consideration of $112 million, of which $17 million was funded by the Company, with the remaining $95 million funded through a contribution from the cash equity investor in Lighthouse Renewable Holdco 2 LLC, a partnership. Lighthouse Renewable Holdco 2 LLC indirectly consolidates as primary beneficiary, TSN1 TE Holdco LLC, a tax equity fund that owns Texas Solar Nova 1 and Texas Solar Nova 2, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. Texas Solar Nova 2 has an 18-year PPA with an investment-grade counterparty that commenced in February 2024. The Texas Solar Nova 2 operations are reflected in the Company’s Renewables segment and the Company’s portion of the purchase price was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Texas Solar Nova 2 on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the Company’s cash paid of $112 million and the historical cost of the Company’s net assets acquired of $72 million was recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected $9 million of the Company’s purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item contributions from CEG, net of distributions, in the consolidated statements of stockholders’ equity.

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
Texas Solar Nova 1 Drop Down — On December 28, 2023, the Company, through its indirect subsidiary, Lighthouse Renewable Holdco 2 LLC, acquired TSN1 BL Borrower Holdco LLC, the indirect owner of Texas Solar Nova 1, a 252 MW solar facility that is located in Kent County, Texas, from Clearway Renew for cash consideration of $23 million. Lighthouse Renewable Holdco 2 LLC is a partnership between the Company and a cash equity investor. The cash equity investor contributed cash consideration of $109 million to acquire their portion of the acquired entity. TSN1 BL Borrower Holdco LLC consolidates as primary beneficiary, TSN1 TE Holdco LLC, a tax equity fund that owns the Texas Solar Nova 1 solar facility, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. Texas Solar Nova 1 has an 18-year PPA with an investment-grade counterparty that commenced in January 2024. The Texas Solar Nova 1 operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Texas Solar Nova 1 on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the Company’s cash paid of $23 million and the historical cost of the Company’s net liabilities assumed of $6 million was recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected the entire $23 million of the Company’s purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item distributions to CEG, net of contributions, in the consolidated statements of stockholders’ equity.

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

(a) Includes a $90 million construction loan, $109 million cash equity bridge loan and $151 million tax equity bridge loan, offset by $1 million in unamortized debt issuance costs. See Note 10, Long-term Debt, for further discussion of the long-term debt assumed in the acquisition.
Daggett 2 Drop Down — On August 30, 2023, the Company, through its indirect subsidiary, Daggett Solar Investment LLC, acquired the Class A membership interests in Daggett 2 TargetCo LLC, a partnership and the indirect owner of Daggett 2, a 182 MW solar facility that is paired with a 131 MW BESS facility located in San Bernardino, California, from CEG for cash consideration of $13 million. Daggett 2 TargetCo LLC consolidates as primary beneficiary, Daggett 2 TE Holdco LLC, a tax equity fund that owns the Daggett 2 solar facility, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. Daggett 2 has PPAs with investment-grade counterparties that have a 15-year weighted average contract duration that commenced in December 2023. The Daggett 2 operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Daggett 2 on a prospective basis in its financial statements. The assets, liabilities and noncontrolling interests transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the historical cost of the Company’s acquired interests of $29 million and the cash paid of $13 million was recorded as an adjustment to CEG’s noncontrolling interest balance.

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

(a) Includes funds that were contributed by the cash equity investor and tax equity investor, which were primarily used to pay off the tax equity bridge loan when the facility reached substantial completion on December 22, 2023, as further discussed in Note 10, Long-term Debt.
(b) Includes a $107 million construction loan and $204 million tax equity bridge loan, offset by $3 million in unamortized debt issuance costs. See Note 10, Long-term Debt, for further discussion of the long-term debt assumed in the acquisition.
Daggett 3 Drop Down — On February 17, 2023, the Company, through its indirect subsidiary, Daggett Solar Investment LLC, acquired the Class A membership interests in Daggett TargetCo LLC, the indirect owner of Daggett 3, a 300 MW solar facility that is paired with a 149 MW BESS facility located in San Bernardino, California, from Clearway Renew for cash consideration of $21 million. Simultaneously, a cash equity investor acquired the Class B membership interests in Daggett TargetCo LLC from Clearway Renew for cash consideration of $129 million. The Company and the cash equity investor contributed their Class A and B membership interests, respectively, into Daggett Renewable Holdco LLC, a partnership that consolidates Daggett TargetCo LLC. Daggett TargetCo LLC consolidates as primary beneficiary, Daggett TE Holdco LLC, a tax equity fund that owns the Daggett 3 solar facility, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. Daggett 3 has PPAs with investment-grade counterparties that have a 15-year weighted average contract duration that commenced between July 2023 and November 2023. The Daggett 3 operations are reflected in the Company’s Renewables segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Daggett 3 on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash paid of $21 million and the historical cost of the Company’s net assets acquired of $15 million was recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected the entire $21 million of the Company’s purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item distributions to CEG, net of contributions, in the consolidated statements of stockholders’ equity.

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

(a) Includes a $181 million construction loan, $75 million cash equity bridge loan and $229 million tax equity bridge loan, offset by $5 million in unamortized debt issuance costs. See Note 10, Long-term Debt, for further discussion of the long-term debt assumed in the acquisition.
(b) Includes $32 million of facility costs that were subsequently funded by CEG. Subsequent to the acquisition date, CEG funded an additional $22 million in facility costs. The combined $54 million funded by CEG was repaid to CEG in October 2023.
Note 4 — Property, Plant and Equipment
The Company’s major classes of property, plant, and equipment were as follows:

	December 31, 2024	December 31, 2023	Depreciable Lives
	(In millions)
Facilities and equipment	$13,302	$11,426	3 - 40 Years
Land and improvements	537	365
Construction in progress (a) (b)	191	1,220
Total property, plant and equipment	14,030	13,011
Accumulated depreciation	(4,086)	(3,485)
Net property, plant and equipment	$9,944	$9,526

(a) As of December 31, 2024 and 2023, construction in progress included $23 million and $21 million, respectively, of capital expenditures that relate to prepaid long-term service agreements for facilities in the Flexible Generation segment.
(b) As of December 31, 2024 and 2023, construction in progress included $9 million and $72 million, respectively, of accrued non-cash capital expenditures.
Depreciation expense related to property, plant and equipment during the years ended December 31, 2024, 2023 and 2022 was $610 million, $514 million and $502 million, respectively.
The Company recorded long-lived asset impairments during the years ended December 31, 2023 and 2022, as further described in Note 9, Asset Impairments.

Note 5 — Investments Accounted for by the Equity Method and Variable Interest Entities
Equity Method Investments
The following table reflects the Company’s equity investments in unconsolidated affiliates as of December 31, 2024:

Name	Economic Interest	Investment Balance (a)
		(In millions)
Avenal	50%	$9
Desert Sunlight	25%	217
Elkhorn Ridge	66.7%	7
GenConn (b)	50%	75
San Juan Mesa	75%	1
		$309

(a) The Company’s maximum exposure to loss is limited to its investment balances.
(b) GenConn is a VIE.
As of December 31, 2024 and 2023, the Company had $20 million and $17 million, respectively, of undistributed earnings from its equity method investments.
The Company acquired its interest in Desert Sunlight on June 30, 2015, for $285 million, which resulted in a $181 million difference between the purchase price and the basis of the acquired assets and liabilities. The difference is attributable to the fair value of the property, plant and equipment and PPAs. The Company is amortizing the related basis differences to equity in earnings of unconsolidated subsidiaries over the related useful life of the underlying assets acquired. As of December 31, 2024, the carrying value of the basis difference is $115 million.
The Company’s pro-rata share of non-recourse debt held by unconsolidated affiliates was $282 million as of December 31, 2024.
Rosie Central BESS — On June 30, 2023, the Company, through its indirect subsidiary, Rosie Class B LLC, the indirect owner of the Rosamond Central solar facility, became the owner of the Class B membership interests of Rosie Central BESS in order to facilitate and fund the construction of a BESS facility that is co-located at the Rosamond Central solar facility. Clearway Renew indirectly owns the Class A membership interests and controls Rosie Central BESS. The Company accounted for its investment in Rosie Central BESS as an equity method investment. On June 13, 2024, when the Rosamond Central BESS facility reached substantial completion, Clearway Renew redeemed Rosie Class B LLC’s entire investment of $28 million in Rosie Central BESS utilizing the additional purchase price paid by the Company, as further described in Note 3, Acquisitions. Rosie Class B LLC’s equity investment in Rosie Central BESS was comprised of contributions from the Company and the cash equity investor in Rosie TargetCo LLC during the year ended December 31, 2023.

The following tables present summarized financial information for the Company’s equity method investments:

	Year Ended December 31,
	2024	2023	2022
Income Statement Data:	(In millions)
Desert Sunlight
Operating revenues	$206	$202	$203
Operating income	146	144	137
Net income	113	108	114
Other (a)
Operating revenues	95	94	102
Operating income	25	23	34
Net income	16	13	22
		As of December 31,
		2024	2023
Balance Sheet Data:		(In millions)
Desert Sunlight
Current assets		$81	$80
Non-current assets		1,086	1,131
Current liabilities		63	61
Non-current liabilities		726	776
Other (b)
Current assets		63	58
Non-current assets		391	429
Current liabilities		27	28
Non-current liabilities		225	243

(a) Includes Avenal, Elkhorn Ridge, GenConn and San Juan Mesa.
(b) Includes Avenal, Elkhorn Ridge, GenConn and San Juan Mesa as of December 31, 2024 and 2023. Includes Rosie Central BESS only as of December 31, 2023 since the equity investment was redeemed on June 13, 2024, as further described above.
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
The following is a summary of significant activity during 2024 related to the Company’s consolidated VIEs:
DGPV Funds
On December 31, 2024, Chestnut Fund Class B LLC, an indirect subsidiary of the Company, acquired 100% of the Class A membership interests in Chestnut Fund LLC, a tax equity fund that owns several distributed solar facilities, from the tax equity investor for $5 million. Prior to the acquisition, the Company consolidated Chestnut Fund LLC through its ownership of the Class B membership interests and role as managing member, and the Class A membership interests were reflected as redeemable noncontrolling interest on the Company’s consolidated balance sheet. The difference between the historical cost of the Company’s redeemable noncontrolling interest of $12 million and the cash paid of $5 million was recorded as adjustments to additional paid-in capital and CEG’s noncontrolling interest balance.

Cedro Hill TE Holdco LLC
On December 27, 2024, when the repowering of the Cedro Hill wind facility reached substantial completion, tax equity investors contributed $152 million to acquire the Class A membership interests in Cedro Hill TE Holdco LLC, as further described in Note 10, Long-term Debt. The Company, through its indirect subsidiary, Cedro Hill Class B Member LLC, consolidates as primary beneficiary, Cedro Hill TE Holdco LLC, a tax equity fund that owns the Cedro Hill wind facility. The Class A membership interests in Cedro Hill TE Holdco LLC are reflected as noncontrolling interest on the Company’s consolidated balance sheet.
Spring Canyon
On December 17, 2024, Spring Canyon TE Holdco LLC, an indirect subsidiary of the Company, acquired 100% of the Class A membership interests in Spring Canyon Expansion Holdings LLC, a tax equity fund that owns the Spring Canyon wind facilities, from the tax equity investor for $7 million. Prior to the acquisition, the Company consolidated Spring Canyon Expansion Holdings LLC through its controlling interest in Spring Canyon Expansion Class B Holdings LLC, a partnership, which owns the Class B membership interests, and role as managing member, and the Class A membership interests were reflected as noncontrolling interest on the Company’s consolidated balance sheet. The difference between the cash paid of $7 million and the historical cost of the Company’s noncontrolling interest of $3 million was recorded as adjustments to additional paid-in capital and CEG’s noncontrolling interest balance.
Dan’s Mountain TargetCo LLC
As described in Note 3, Acquisitions, on November 18, 2024, Dan’s Mountain Parent Holdco LLC, an indirect subsidiary of the Company, acquired the Class A membership interests in Dan’s Mountain TargetCo LLC, which is a partnership between the Company and Clearway Renew. The Company consolidates Dan’s Mountain TargetCo LLC as a VIE as the Company is the primary beneficiary through its role as managing member. Through its membership interests in Dan’s Mountain TargetCo LLC, the Company receives 50% of distributable cash. The Company recorded the noncontrolling interest of Clearway Renew’s Class B membership interests in Dan’s Mountain TargetCo LLC at historical carrying amount, with the offset to additional paid-in capital. Dan’s Mountain TargetCo LLC consolidates as primary beneficiary and through its ownership of the Class B membership interests, Dan’s Mountain Tax Credit Holdco LLC, a tax equity fund that owns the Dan’s Mountain wind facility. The Class A membership interests in Dan’s Mountain Tax Credit Holdco LLC are held by a tax equity investor and are reflected as noncontrolling interest on the Company’s consolidated balance sheet.
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
Lighthouse Renewable Holdco 2 LLC
As described in Note 3, Acquisitions, on March 15, 2024, TSN1 TE Holdco LLC, an indirect subsidiary of the Company, acquired Texas Solar Nova 2. The Company, through Lighthouse Renewable Holdco 2 LLC, a partnership, consolidates TSN1 TE Holdco LLC, a tax equity fund that owns Texas Solar Nova 1 and Texas Solar Nova 2. The Company recorded the noncontrolling interest of the cash equity investor in Lighthouse Renewable Holdco 2 LLC at historical carrying amount, with the offset to additional paid-in capital. The Class A membership interests in TSN1 TE Holdco LLC are held by a tax equity investor and are reflected as noncontrolling interest on the Company’s consolidated balance sheet.
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

Summarized financial information for the Company’s consolidated VIEs consisted of the following as of December 31, 2024:

(In millions)	Buckthorn Holdings, LLC	Cedar Creek TE Holdco LLC	Cedro Hill TE Holdco LLC	Daggett Renewable Holdco LLC (a)	DGPV Funds (b)	Lighthouse Renewable Holdco LLC (c)	Lighthouse Renewable Holdco 2 LLC (d)
Other current and non-current assets	$3	$40	$62	$152	$26	$67	$143
Property, plant and equipment	178	313	213	946	217	393	1,296
Intangible assets	—	—	—	—	—	—	2
Total assets	181	353	275	1,098	243	460	1,441
Total liabilities	13	118	31	447	26	136	569
Noncontrolling interest	5	113	145	796	3	240	668
Net assets less noncontrolling interest	$163	$122	$99	$(145)	$214	$84	$204

(a) Daggett Renewable Holdco LLC consolidates Daggett TE Holdco LLC and Daggett 2 TE Holdco LLC, which are consolidated VIEs.
(b) DGPV Funds is comprised of Clearway & EFS Distributed Solar LLC, Golden Puma Fund LLC and Renew Solar CS4 Fund LLC, which are all tax equity funds.
(c) Lighthouse Renewable Holdco LLC consolidates Black Rock TE Holdco LLC and Mililani TE Holdco LLC, which are consolidated VIEs.
(d) Lighthouse Renewable Holdco 2 LLC consolidates Mesquite Sky TE Holdco LLC, Mesquite Star Tax Equity Holdco LLC and TSN1 TE Holdco LLC, which are consolidated VIEs.

(In millions)	Oahu Solar LLC	Rattlesnake TE Holdco LLC	Rosie TargetCo LLC	VP-Arica TargetCo LLC (a)	Wildorado TE Holdco LLC	Other (b)
Other current and non-current assets	$37	$13	$62	$66	$26	$62
Property, plant and equipment	149	165	527	988	178	488
Intangible assets	—	—	—	2	—	13
Total assets	186	178	589	1,056	204	563
Total liabilities	22	17	218	40	18	315
Noncontrolling interest	20	74	256	308	81	150
Net assets less noncontrolling interest	$144	$87	$115	$708	$105	$98

(a) VP-Arica TargetCo LLC consolidates VP-Arica TE Holdco LLC, a consolidated VIE that owns the Victory Pass and Arica solar and BESS facilities.
(b) Other is comprised of Dan’s Mountain TargetCo LLC, which consolidates Dan’s Mountain Tax Credit Holdco LLC, Elbow Creek TE Holdco LLC, Langford TE Partnership LLC, Pinnacle Repowering TE Holdco LLC and the Spring Canyon facilities.
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

The carrying amount and estimated fair value of the Company’s recorded financial instrument not carried at fair market value or that does not approximate fair value is as follows:

	As of December 31, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Liabilities:
Long-term debt, including current portion (a)	$7,237	$6,715	$8,102	$7,611

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

	As of December 31, 2024		As of December 31, 2023
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$1,922	$4,793	$1,939	$5,672
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheets. The following table presents assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2024		As of December 31, 2023
	Fair Value (a)		Fair Value (a)
(In millions)	Level 2 (b)	Level 3	Level 2 (b)	Level 3
Derivative assets
Energy-related commodity contracts (c)	$—	$9	$2	$—
Interest rate contracts	166	—	121	—
Other financial instruments (d)	—	10	—	13
Total assets	$166	$19	$123	$13
Derivative liabilities
Energy-related commodity contracts (e)	$—	$371	$—	$330
Interest rate contracts	—	—	2	—
Total liabilities	$—	$371	$2	$330

(a) There were no derivative assets or liabilities classified as Level 1 as of December 31, 2024 and 2023.
(b) The Company’s interest rate swaps are measured at fair value using an income approach, which use readily observable inputs, such as forward interest rates (e.g., SOFR) and contractual terms to estimate fair value.
(c) Includes long-term backbone transportation service contracts classified as Level 2 and heat rate call option contracts classified as Level 3.
(d) Includes SREC contract.
(e) Includes long-term power commodity contracts and heat rate call option contracts classified as Level 3. As of December 31, 2024 and 2023, $366 million and $325 million related to long-term power commodity contracts, respectively, and $5 million related to heat rate call option contracts.

The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs:

	Year ended December 31,
	2024	2023
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(317)	$(336)
Settlements	(2)	28
Total losses for the period included in earnings	(33)	(9)
Ending balance	$(352)	$(317)
Change in unrealized losses included in earnings for derivatives and other financial instruments held as of December 31,	$(33)	$(9)
Derivative and Financial Instruments Fair Value Measurements
The Company’s contracts are non-exchange-traded and valued using prices provided by external sources. The Company uses quoted observable forward prices to value its energy-related commodity contracts, which includes long-term power commodity contracts and heat rate call option contracts. To the extent that observable forward prices are not available, the quoted prices reflect the average of the forward prices from the prior year, adjusted for inflation. As of December 31, 2024, contracts valued with prices provided by models and other valuation techniques make up 5% of derivative assets, 100% of derivative liabilities and 100% of other financial instruments.
The Company’s significant positions classified as Level 3 relate to physical and financial energy-related commodity contracts, including long-term power commodity contracts and heat rate call option contracts executed in illiquid markets. The significant unobservable inputs used in developing fair value include illiquid power tenors and location pricing, which is derived by extrapolating pricing as a basis to liquid locations. The tenor pricing and basis spread are based on observable market data when available or derived from historic prices and forward market prices from similar observable markets when not available.
The following tables quantify the significant unobservable inputs used in developing the fair value of the Company’s Level 3 positions:

	December 31, 2024
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Long-term Power Commodity Contracts	$—	$366	Discounted Cash Flow	Forward Market Price (per MWh)	$21.60	$80.82	$45.44
Heat Rate Call Option Commodity Contracts	9	5	Option Model	Forward Market Price (per MWh)	$(19.30)	$1,011.79	$45.87
			Option Model	Forward Market Price (per MMBtu)	$0.85	$10.55	$3.25
Other Financial Instruments	10	—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	59,425 MWh	118,850 MWh	111,091 MWh

	December 31, 2023
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Long-term Power Commodity Contracts	$—	$325	Discounted Cash Flow	Forward Market Price (per MWh)	$18.18	$81.62	$39.91
Heat Rate Call Option Commodity Contracts	—	5	Option Model	Forward Market Price (per MWh)	$(43.96)	$343.61	$64.34
			Option Model	Forward Market Price (per MMBtu)	$1.25	$13.69	$4.93
Other Financial Instruments	13	—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	60,801 MWh	121,602 MWh	115,622 MWh
The following table provides the impact on the fair value measurements to increases/(decreases) in significant unobservable inputs as of December 31, 2024 and 2023:

Type	Significant Observable Input	Position	Change In Input	Impact on Fair Value Measurement
Energy-Related Commodity Contracts	Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
Energy-Related Commodity Contracts	Forward Market Price Gas	Sell	Increase/(Decrease)	Higher/(Lower)
Other Financial Instruments	Forecast Generation Levels	Sell	Increase/(Decrease)	Higher/(Lower)
The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the Net Exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the Net Exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of December 31, 2024, the non-performance reserve was a $16 million gain recorded primarily to total operating revenues in the consolidated statements of income. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
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
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. As of December 31, 2024, the Company had interest rate derivative instruments on non-recourse debt extending through 2033, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.
Energy-Related Commodity Contracts
As of December 31, 2024, the Company had energy-related derivative instruments extending through 2033. At December 31, 2024, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative transactions broken out by commodity:

		Total Volume
		December 31, 2024	December 31, 2023
Commodity	Units	(In millions)
Power	MWh	(25)	(23)
Natural Gas	MMBtu	11	17
Interest	Dollars	$1,769	$2,467

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the consolidated balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$5	$7	$—	$—
Interest rate contracts long-term	22	12	—	2
Total Derivatives Designated as Cash Flow Hedges	$27	$19	$—	$2
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	$30	$33	$—	$—
Interest rate contracts long-term	109	69	—	—
Energy-related commodity contracts current	4	1	56	51
Energy-related commodity contracts long-term	5	1	315	279
Total Derivatives Not Designated as Cash Flow Hedges	$148	$104	$371	$330
Total Derivatives	$175	$123	$371	$332
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty level. As of December 31, 2024 and 2023, the amount of outstanding collateral paid or received was immaterial. The following tables summarize the offsetting of derivatives by counterparty:

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2024	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Energy-related commodity contracts	(In millions)
Derivative assets	$9	$—	$9
Derivative liabilities	(371)	—	(371)
Total energy-related commodity contracts	$(362)	$—	$(362)
Interest rate contracts
Derivative assets	$166	$—	$166
Total interest rate contracts	$166	$—	$166
Total derivative instruments	$(196)	$—	$(196)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2023	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Energy-related commodity contracts	(In millions)
Derivative assets	$2	$—	$2
Derivative liabilities	(330)	—	(330)
Total energy-related commodity contracts	$(328)	$—	$(328)
Interest rate contracts
Derivative assets	$121	$(2)	$119
Derivative liabilities	(2)	2	—
Total interest rate contracts	$119	$—	$119
Total derivative instruments	$(209)	$—	$(209)

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the effects on the Company’s accumulated OCI (OCL) balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Year ended December 31,
	2024	2023	2022
	(In millions)
Accumulated OCI (OCL) beginning balance	$18	$24	$(11)
Reclassified from accumulated OCI (OCL) to income due to realization of previously deferred amounts	(1)	(4)	4
Capistrano Wind Portfolio Acquisition (a)	—	—	7
Mark-to-market of cash flow hedge accounting contracts	(3)	(2)	24
Accumulated OCI ending balance, net of income tax expense of $1, $2 and $3, respectively	14	18	24
Accumulated OCI attributable to noncontrolling interests	11	11	15
Accumulated OCI attributable to Clearway Energy, Inc.	$3	$7	$9
Income expected to be realized from OCI during the next 12 months, net of income tax expense of $1	$1

(a) Represents $4 million attributable to Clearway Energy, Inc. and $3 million attributable to noncontrolling interests.
Amounts reclassified from accumulated OCI (OCL) into income are recorded to interest expense.
Impact of Derivative Instruments on the Consolidated Statements of Income
Mark-to-market gains/(losses) related to the Company’s derivatives are recorded in the consolidated statements of income as follows:

	Year ended December 31,
	2024	2023	2022
	(In millions)
Interest Rate Contracts (Interest expense)	$29	$(17)	$100
Energy-Related Commodity Contracts (Mark-to-market for economic hedging activities included in Total operating revenues) (a)	(32)	23	(174)
Energy-Related Commodity Contracts (Mark-to-market for economic hedging activities included in Cost of operations) (b)	(2)	2	—

(a) Relates to long-term energy-related commodity contracts at Elbow Creek, Mesquite Star, Mt. Storm, Langford and Mesquite Sky and heat rate call option energy-related commodity contracts at El Segundo, Marsh Landing and Walnut Creek.
(b) Relates to long-term backbone transportation service energy-related commodity contracts at El Segundo and Walnut Creek.
See Note 6, Fair Value of Financial Instruments, for a discussion regarding concentration of credit risk.
Note 8 — Intangible Assets
Intangible Assets — The Company’s intangible assets as of December 31, 2024 and 2023 primarily reflect intangible assets established from its business acquisitions and are comprised of the following:
•PPAs — Established predominantly with the acquisitions of the Alta Wind Portfolio, Tapestry, Laredo Ridge, Carlsbad Energy Center, Agua Caliente, the Utah Solar Portfolio and the Capistrano Wind Portfolio. These represent the fair value of the PPAs acquired. These are amortized on a straight-line basis, over the term of the PPA.
•Leasehold Rights — Established with the acquisition of the Alta Wind Portfolio, this represents the fair value of contractual rights to receive royalty payments equal to a percentage of PPA revenue from certain facilities. These are amortized as a reduction to operating revenue on a straight-line basis over the term of the PPAs.
•Emission Allowances — These intangibles primarily consist of SO2 and NOx emission allowances established with the El Segundo, Walnut Creek and Carlsbad Energy Center acquisitions. These emission allowances are held-for-use and are amortized to cost of operations, with NOx allowances amortized on a straight-line basis and SO2 allowances amortized based on units of production.

•Other — Consists of a) the acquisition date fair value of the contractual rights to a ground lease for South Trent and to utilize certain interconnection facilities for Blythe as well as land rights acquired in connection with the acquisition of Elbow Creek; b) development rights related to certain solar business acquisitions; c) purchased software for certain solar facilities; d) RECs acquired in connection with the acquisition of the Utah Solar Portfolio; and e) favorable land leases acquired in connection with the acquisition of the Utah Star Portfolio.
The following tables summarize the components of intangible assets subject to amortization:

Year ended December 31, 2024	PPAs	Leasehold Rights	Emission Allowances	Other	Total
(In millions)
January 1, 2024	$3,265	$86	$17	$15	$3,383
Other	—	—	—	4	4
December 31, 2024	3,265	86	17	19	3,387
Less accumulated amortization	(1,140)	(42)	(5)	(7)	(1,194)
Net carrying amount	$2,125	$44	$12	$12	$2,193

Year ended December 31, 2023	PPAs	Leasehold Rights	Emission Allowances	Other	Total
(In millions)
January 1, 2023	$3,321	$86	$17	$18	$3,442
Walnut Creek PPA expiration	(50)	—	—	—	(50)
Other	(6)	—	—	(3)	(9)
December 31, 2023	3,265	86	17	15	3,383
Less accumulated amortization	(962)	(38)	(4)	(5)	(1,009)
Net carrying amount	$2,303	$48	$13	$10	$2,374
The Company recorded amortization expense of $184 million, $186 million and $174 million during the years ended December 31, 2024, 2023 and 2022, respectively. Of these amounts, $178 million, $181 million and $168 million during the years ended December 31, 2024, 2023 and 2022, respectively, were related to the amortization of intangible assets for PPAs and were recorded to contract amortization expense, which reduced operating revenues in the consolidated statements of income. The Company estimates the future amortization expense for its intangibles for the next five years as follows:

(In millions)
2025	$185
2026	185
2027	185
2028	185
2029	185

Note 9 — Asset Impairments
2023 Impairment Losses
During the fourth quarter of 2023, in preparation and review of its annual budget, the Company updated its long-term estimates of operating and capital expenditures and revised its assessment of long-term merchant power prices, which was primarily informed by present conditions and did not contemplate future policy changes, which could impact renewable energy power prices. The impairment analysis reviews certain qualitative factors as well as the results of long-term operating expectations and its carrying value to determine if impairment indicators are present. The impairment analysis indicated that the projected future cash flows for certain facilities within the Renewables segment no longer supported the recoverability of the carrying value of the related long-lived assets. As such, the Company recorded an impairment loss of $12 million, which primarily related to property, plant, and equipment to reflect the assets at fair market value. The fair value of the facilities was determined using an income approach by applying a discounted cash flow methodology to the updated long-term budgets for each respective plant. The income approach included key inputs such as forecasted merchant power prices, operations and maintenance expense, and discount rates. The resulting fair value is a Level 3 fair value measurement.
2022 Impairment Losses
The impairment analysis indicated that the projected future cash flows for certain facilities within the Renewables segment no longer supported the recoverability of the carrying value of the related long-lived assets. As such, the Company recorded an impairment loss of $16 million, which primarily related to property, plant, and equipment to reflect the assets at fair market value. The fair value of the facilities was determined using an income approach by applying a discounted cash flow methodology to the updated long-term budgets for each respective plant. The income approach included key inputs such as forecasted merchant power prices, operations and maintenance expense, and discount rates. The resulting fair value is a Level 3 fair value measurement.

Note 10 — Long-term Debt
The Company’s borrowings, including short-term and long-term portions, consisted of the following:

	December 31, 2024	December 31, 2023	Interest rate % (a)(b)	Letters of Credit Outstanding at December 31, 2024
	(In millions, except rates)
2028 Senior Notes	$850	$850	4.750
2031 Senior Notes	925	925	3.750
2032 Senior Notes	350	350	3.750
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2028 (b)	—	—	S+1.500	$103
Non-recourse facility level debt:
Agua Caliente Solar LLC, due 2037	574	612	2.395-3.633	14
Alta Wind Asset Management LLC, due 2031	10	11	S+2.775	—
Alta Wind I-V lease financing arrangements, due 2034 and 2035	609	660	5.696-7.015	67
Alta Wind Realty Investments LLC, due 2031	18	20	7.000	—
Borrego, due 2038	45	48	5.650	4
Broken Bow, due 2031 (d)	—	41		—
Buckthorn Solar, due 2025	112	116	S+2.100	20
Capistrano Portfolio Holdco LLC, due 2033 (d)	118	—	S+1.625	42
Carlsbad Energy Holdings LLC, due 2027	70	93	S+1.900	63
Carlsbad Energy Holdings LLC, due 2038	407	407	4.120	—
Carlsbad Holdco, LLC, due 2038	193	195	4.210	5
Cedar Creek, due 2029	108	—	S+1.625	19
Cedro Hill, due 2029	99	165	S+1.750	3
Crofton Bluffs, due 2031 (d)	—	27		—
CVSR, due 2037	573	601	2.339-3.775	—
CVSR Holdco Notes, due 2037	143	152	4.680	12
Daggett 2, due 2028	155	156	S+1.762	32
Daggett 3, due 2028	217	217	S+1.762	44
Dan’s Mountain, due 2025	143	—	S+1.250	5
DG-CS Master Borrower LLC, due 2040	356	385	3.510	30
Mililani Class B Member Holdco LLC, due 2028	90	92	S+1.600	18
Natural Gas Holdco LC Facility, due 2027	—	—	S+1.750	105
NIMH Solar, due 2031 and 2033	126	148	S+2.000-2.125	11
Oahu Solar Holdings LLC, due 2026	78	81	S+1.775	10
Rosie Class B LLC, due 2029	191	347	S+1.750	28
Texas Solar Nova 1, due 2028 (c)	—	102		—
TSN1 Class B Member LLC, due 2029 (c)	176	—	S+1.750	52
Utah Solar Holdings, due 2036	228	242	3.590	154
Viento Funding II, LLC, due 2029	160	175	S+1.475	29
Victory Pass and Arica, due 2024	—	757		—
Other	111	124	Various	49
Subtotal non-recourse facility-level debt	5,110	5,974
Total debt	7,235	8,099
Less current maturities	(430)	(558)
Less net debt issuance costs	(57)	(65)
Add premiums (e)	2	3
Total long-term debt	$6,750	$7,479

(a) As of December 31, 2024, S+ equals SOFR plus x%.
(b) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement, and only applies to outstanding borrowings.
(c) On March 15, 2024, Texas Solar Nova 1’s financing agreement was amended to merge the facility-level debt of Texas Solar Nova 1 and Texas Solar Nova 2 as a combined term loan under TSN1 Class B Member LLC.
(d) On October 23, 2024, the outstanding debt of Broken Bow and Crofton Bluffs was paid off utilizing the proceeds from the Capistrano Portfolio Holdco LLC term loan that was issued on the same day.
(e) Premiums relate to the 2028 Senior Notes.

The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. Under the facility-level financing arrangements, each facility is permitted to pay distributions out of available cash as long as certain conditions are satisfied, including that no default under the applicable arrangements has occurred and that each facility is otherwise in compliance with all relevant conditions under the financing agreements, including meeting required financial ratios, where applicable. The Company’s facility-level financing arrangements are non-recourse to the Company, thus, each facility pledges its underlying assets as collateral, and if a facility is in default of its financing arrangement, then the related lender could demand repayment of the facility or enforce their security interests with respect to the pledged collateral.
As of December 31, 2024, the Company was in compliance with all of the required covenants.
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
Facility-level Debt
Cedro Hill Repowering
On December 12, 2023, the Company entered into a financing agreement for non-recourse debt for a total commitment of $254 million, which consists of construction loans, a tax equity bridge loan and a cash equity bridge loan, related to the repowering of the Cedro Hill wind facility. The Company’s initial borrowing of $165 million was utilized to repay the $72 million of outstanding principal under the original financing agreement, to pay $55 million to Clearway Renew for the future delivery of equipment, which was included in other non-current assets on the Company’s consolidated balance sheet, to pay $27 million to a third party for the future delivery of equipment, which was included in other non-current assets on the Company’s consolidated balance sheet, to pay a $4 million development services fee to Clearway Renew, to pay for $4 million in debt issuance costs that were deferred and to pay for $3 million in capital expenditures. During 2024, the $82 million of equipment was delivered, and therefore, is now included in property, plant and equipment, net on the Company’s consolidated balance sheet as of December 31, 2024.
On December 27, 2024, when the repowering of the Cedro Hill wind facility reached substantial completion, tax equity investors contributed $152 million to acquire the Class A membership interests in Cedro Hill TE Holdco LLC, a tax equity fund that owns the Cedro Hill wind facility, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. The tax equity proceeds were utilized, along with $54 million in construction loan proceeds, to repay the $138 million tax equity bridge loan, the $16 million cash equity bridge loan, to fund $38 million in construction completion and related reserves, which is included in restricted cash on the Company’s consolidated balance sheet, to pay $11 million in construction invoices and to pay $4 million in associated fees with the remaining $26 million distributed to CEG. Also at substantial completion, the outstanding construction loans were converted to a term loan in the amount of $99 million. Under the new financing agreement, the Company borrowed $88 million during 2024.
Dan’s Mountain
On November 18, 2024, as part of the acquisition of Dan’s Mountain, as further described in Note 3, Acquisitions, the Company assumed the facility’s financing agreement, which included a $77 million cash equity bridge loan and a $49 million tax equity bridge loan, offset by $1 million in unamortized debt issuance costs. A partial payment of $7 million was made on the cash equity bridge loan at acquisition date utilizing all of the proceeds from the Company, which were contributed back to the Company by CEG. The tax equity bridge loan and the remaining cash equity bridge loan will be repaid with the final proceeds received from the tax equity investor and the Company’s additional purchase price upon Dan’s Mountain reaching substantial completion, which is expected to occur in the first half of 2025, along with the $18 million that was contributed into escrow by the tax equity investor at acquisition date, which is included in restricted cash on the Company’s consolidated balance sheet. Subsequent to the acquisition, the Company borrowed an additional $24 million in tax equity bridge loans.

Capistrano Portfolio Holdco LLC
On October 23, 2024, the Company, through its indirect subsidiary, Capistrano Portfolio Holdco LLC, entered into a financing agreement, which included the issuance of a $121 million term loan, as well as $42 million in letters of credit in support of debt service and facility obligations, supported by the Company’s interests in the Broken Bow, Crofton Bluffs, Mountain Wind 1 and Mountain Wind 2 wind facilities. The Company utilized the proceeds from the term loan to pay off the existing debt in the amount of $63 million related to Broken Bow and Crofton Bluffs and to pay related financing costs.
Natural Gas Holdco LC Facility
On July 25, 2024, the Company, through its indirect subsidiary, Natural Gas Holdco, entered into a financing agreement that provides for a $200 million letter of credit facility, which is being utilized to support the collateral needs of the merchant facilities in the Flexible Generation segment. The letter of credit facility has an initial term of three years and the option for two additional one-year extensions.
Rosamond Central (Rosie Class B LLC)
On June 30, 2023, Rosie Class B LLC, the indirect owner of the Rosamond Central solar facility, amended its financing agreement to provide for (i) a refinanced term loan in the amount of $77 million, (ii) construction loans up to $115 million, (iii) tax equity bridge loans up to $188 million, (iv) an increase to the letter of credit sublimit to $41 million and (v) an extension of the maturity date of the term loan and construction loans to June 13, 2029.
On July 3, 2023, Rosie Class B LLC issued a loan to Clearway Renew, utilizing a portion of the loan proceeds under the amended financing agreement, in order to finance the construction of the BESS facility. On December 1, 2023, the Rosamond Central solar facility acquired the BESS facility from Clearway Renew for initial cash consideration of $70 million, as further discussed in Note 3, Acquisitions, and Clearway Renew utilized the funds to partially repay the loan.
On June 13, 2024, when the Rosamond Central BESS facility reached substantial completion, Clearway Renew repaid the $184 million outstanding loan balance owed to Rosie Class B LLC utilizing the additional purchase price of $279 million paid by the Company, as further described in Note 3, Acquisitions. The Company utilized the proceeds from Clearway Renew, along with $39 million held previously in escrow and $56 million of the Company’s additional purchase price that was contributed back to the Company by CEG, to repay the $186 million tax equity bridge loan, to distribute $44 million to the cash equity investor, to fund $21 million in construction completion reserves, which is included in restricted cash on the Company’s consolidated balance sheet, and to pay $11 million in associated fees. Additionally, on June 13, 2024, the outstanding construction loans were converted to a term loan in the amount of $115 million. Under the amended financing agreement, the Company borrowed $271 million during 2023 and $30 million during 2024.
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
Victory Pass and Arica
On October 31, 2023, as part of the acquisition of Victory Pass and Arica, as further described in Note 3, Acquisitions, the Company assumed the facility’s financing agreement, which included a $483 million cash equity bridge loan and a $385 million tax equity bridge loan, offset by $4 million in unamortized debt issuance costs. A partial payment of $133 million was made on the cash equity bridge loan at acquisition date utilizing all of the proceeds from the Company, which were contributed back to the Company by CEG, and the contribution from the cash equity investor.
On May 1, 2024, when the facilities reached substantial completion, the Company paid $165 million to Clearway Renew as additional purchase price, as further described in Note 3, Acquisitions, the cash equity investor contributed an additional $347 million, the tax equity investor contributed an additional $410 million and CEG contributed $52 million, which were utilized, along with $103 million held previously in escrow, to repay the $351 million cash equity bridge loan, to repay the $468 million tax equity bridge loan, to fund $75 million in construction completion reserves, which is included in restricted cash on the Company’s consolidated balance sheet, and to pay $18 million in associated fees. Subsequent to the acquisition, the Company borrowed an additional $22 million during 2023 and $62 million during 2024.

Cedar Creek
On April 16, 2024, as part of the acquisition of Cedar Creek, as further described in Note 3, Acquisitions, the Company assumed the facility’s financing agreement, which included a $112 million construction loan, a $91 million cash equity bridge loan and a $109 million tax equity bridge loan, offset by $3 million in unamortized debt issuance costs. At acquisition date, the tax equity investor contributed $108 million, which was utilized, along with the Company’s entire purchase price that was contributed back to the Company by CEG, to repay the tax equity bridge loan, to repay the cash equity bridge loan, to partially repay $2 million in construction loans, to fund $16 million in construction completion reserves, which is included in restricted cash on the Company’s consolidated balance sheet, and to pay $6 million in associated fees. Also at acquisition date, the outstanding construction loans were converted to a term loan in the amount of $110 million.
Texas Solar Nova 1 and Texas Solar Nova 2
On December 28, 2023, as part of the acquisition of Texas Solar Nova 1, as further described in Note 3, Acquisitions, the Company assumed the facility’s financing agreement, which included a $90 million construction loan, $109 million cash equity bridge loan and $151 million tax equity bridge loan, offset by $1 million in unamortized debt issuance costs. At acquisition date, the tax equity investor contributed $148 million, which was utilized, along with the Company’s entire purchase price that was contributed back to the Company by CEG and the proceeds from the cash equity investor, to repay the $109 million cash equity bridge loan, to repay the $151 million tax equity bridge loan, to fund $18 million in construction completion reserves, which was included in restricted cash on the Company’s consolidated balance sheet, and to pay $5 million in associated fees with the remaining $9 million distributed back to CEG. Also at acquisition date, the $90 million construction loan was converted into a term loan in the amount of $102 million, which includes an additional borrowing of $12 million.
On March 15, 2024, as part of the acquisition of Texas Solar Nova 2, as further described in Note 3, Acquisitions, the Company assumed the facility’s financing agreement, which included an $80 million term loan and a $115 million tax equity bridge loan, offset by $1 million in unamortized debt issuance costs. At acquisition date, the tax equity investor contributed $130 million, which was utilized, along with $9 million of the Company’s purchase price that was contributed back to the Company by CEG, to repay the $115 million tax equity bridge loan, to fund $19 million in construction completion reserves, which is included in restricted cash on the Company’s consolidated balance sheet, and to pay $4 million in associated fees.
Additionally, on March 15, 2024, Texas Solar Nova 1’s financing agreement was amended to merge the Texas Solar Nova 1 and Texas Solar Nova 2 term loans as a combined term loan under TSN1 Class B Member LLC.
Daggett 2
On August 30, 2023, as part of the acquisition of Daggett 2, as further described in Note 3, Acquisitions, the Company assumed the facility’s financing agreement, which included a $107 million construction loan and a $204 million tax equity bridge loan, offset by $3 million in unamortized debt issuance costs. On December 22, 2023, when the facility reached substantial completion, the tax equity investor contributed an additional $202 million, which was utilized, along with the $120 million in escrow and $10 million in construction loan proceeds, to repay the $204 million tax equity bridge loan, to fund $36 million in construction completion reserves, which was included in restricted cash on the Company’s consolidated balance sheet, and to pay $1 million in associated fees with the remaining $91 million distributed to CEG. Subsequent to the acquisition, the Company borrowed an additional $49 million in construction loans and the total outstanding construction loans were converted to a term loan in the amount of $156 million on December 22, 2023.
Daggett 3
On February 17, 2023, as part of the acquisition of Daggett 3, as further described in Note 3, Acquisitions, the Company assumed the facility’s financing agreement, which included a $181 million construction loan, a $229 million tax equity bridge loan and a $75 million cash equity bridge loan, offset by $5 million in unamortized debt issuance costs. The cash equity bridge loan was repaid at acquisition date, along with $8 million in associated fees, utilizing all of the proceeds from the Company, which were contributed back to the Company by CEG, and the contribution from the cash equity investor. On December 1, 2023, when the facility reached substantial completion, the tax equity investor contributed an additional $252 million, which was utilized along with the $69 million in escrow, to repay the $229 million tax equity bridge loan, to fund $40 million in construction completion reserves, which was included in restricted cash on the Company’s consolidated balance sheet, and to pay $7 million in associated fees with the remaining $45 million distributed to CEG. Subsequent to the acquisition, the Company borrowed an additional $36 million in construction loans and the total outstanding construction loans were converted to a term loan in the amount of $217 million on December 1, 2023.

Interest Rate Swaps — Facility Financings
Many of the Company’s subsidiaries entered into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse facility level debt. These swaps amortize in proportion to their respective loans and are floating for a fixed rate where the subsidiary pays its counterparty the equivalent of a fixed interest payment on a predetermined notional amount and will receive quarterly the equivalent of a floating interest payment based on the same notional amount. All interest rate swap payments by the subsidiary and its counterparty are made quarterly and the SOFR is determined in advance of each interest period.
The following table summarizes the swaps, some of which are forward starting as indicated, related to the Company’s facility level debt:

	% of Principal	Fixed Interest Rate	Floating Interest Rate	Notional Amount at December 31, 2024 (In millions)	Effective Date	Maturity Date
Avra Valley	85%	2.20%	SOFR	$26	March 31, 2023	January 31, 2031
Alta Wind Asset Management	100%	2.22%	SOFR	10	May 22, 2013	May 15, 2031
Buckthorn Solar	80%	Various	SOFR	90	February 28, 2018	December 31, 2041
Capistrano Portfolio Holdco	100%	Various	SOFR	118	October 23, 2024	September 28, 2033
Carlsbad Energy Holdings	100%	Various	SOFR	70	Various	September 30, 2027
Cedar Creek	100%	3.02%	SOFR	108	April 30, 2024	March 31, 2049
Cedro Hill	85%	Various	SOFR	84	Various	September 30, 2044
Daggett 2	89%	Various	SOFR	137	March 29, 2024	March 31, 2043
Daggett 3	85%	Various	SOFR	184	Various	September 30, 2043
Dan’s Mountain	93%	4.97%	SOFR	133	March 29, 2024	February 28, 2025
Kansas South	75%	1.93%	SOFR	11	June 28, 2013	December 31, 2030
Mililani Class B	97%	Various	SOFR	87	Various	Various
NIMH Solar	100%	3.25%	SOFR	126	June 11, 2024	January 31, 2033
Oahu Solar	96%	2.47%	SOFR	75	November 30, 2019	October 31, 2040
Rosie Class B	94%	Various	SOFR	179	Various	Various
South Trent	90%	Various	SOFR	18	Various	June 30, 2028
TSN1 Class B	96%	Various	SOFR	169	March 29, 2024	September 30, 2043
Viento Funding II	90%	2.53%	SOFR	144	Various	December 31, 2032
Total				$1,769
Annual Maturities
Annual payments based on the maturities of the Company’s debt, for the years ending after December 31, 2024, are as follows:

(In millions)
2025 (a)	$555
2026	393
2027	333
2028	1,626
2029	821
Thereafter	3,507
Total	$7,235

(a) At December 31, 2024, amount includes $125 million of construction-related financings recorded in long-term debt on the Company’s consolidated balance sheet that is being funded through long-term equity contributions.

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
The reconciliation of the Company’s basic and diluted earnings per share is shown in the following table:

	Year Ended December 31,
	2024		2023		2022
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted income per share attributable to Clearway Energy, Inc. common stockholders
Net income attributable to Clearway Energy, Inc.	$26	$62	$23	$56	$172	$410
Weighted average number of common shares outstanding — basic and diluted	35	83	35	82	35	82
Earnings per weighted average common share — basic and diluted	$0.75	$0.75	$0.67	$0.67	$4.99	$4.99

(a) Net income attributable to Clearway Energy, Inc. and basic and diluted earnings per share might not recalculate due to presenting amounts in millions rather than whole dollars.
Note 12 — Stockholders’ Equity
At-the-Market Equity Offering Program, or the ATM Program
Under the Company’s ATM Program, the Company may offer and sell shares of its Class C common stock from time to time up to an aggregate sales price of $150 million through an at-the-market equity offering program, or the ATM Program. During the years ended December 31, 2024, 2023 and 2022, the Company did not sell any Class C common stock shares under the ATM Program. As of December 31, 2024, approximately $126 million of Class C common stock remains available for issuance under the ATM Program.
Dividends to Class A and Class C common stockholders
The following tables list the dividends paid on the Company’s Class A and Class C common stock during the years ended December 31, 2024, 2023 and 2022:

	Fourth Quarter 2024	Third Quarter 2024	Second Quarter 2024	First Quarter 2024
Dividends per Class A share	$0.4240	$0.4171	$0.4102	$0.4033
Dividends per Class C share	0.4240	0.4171	0.4102	0.4033

	Fourth Quarter 2023	Third Quarter 2023	Second Quarter 2023	First Quarter 2023
Dividends per Class A share	$0.3964	$0.3891	$0.3818	$0.3745
Dividends per Class C share	0.3964	0.3891	0.3818	0.3745

	Fourth Quarter 2022	Third Quarter 2022	Second Quarter 2022	First Quarter 2022
Dividends per Class A share	$0.3672	$0.3604	$0.3536	$0.3468
Dividends per Class C share	0.3672	0.3604	0.3536	0.3468
Dividends on the Class A and Class C common stock are subject to available capital, market conditions and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
On February 17, 2025, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.4312 per share payable on March 17, 2025 to stockholders of record as of March 3, 2025.

The Company has also authorized 10,000,000 shares of preferred stock, par value $0.01 per share. None of the shares of preferred stock have been issued.
Distributions to CEG
The following tables list the distributions paid to CEG during the years ended December 31, 2024, 2023 and 2022 on Clearway Energy LLC’s Class B and D units:

	Fourth Quarter 2024	Third Quarter 2024	Second Quarter 2024	First Quarter 2024
Distributions per Class B unit	$0.4240	$0.4171	$0.4102	$0.4033
Distributions per Class D unit	0.4240	0.4171	0.4102	0.4033

	Fourth Quarter 2023	Third Quarter 2023	Second Quarter 2023	First Quarter 2023
Distributions per Class B unit	$0.3964	$0.3891	$0.3818	$0.3745
Distributions per Class D unit	0.3964	0.3891	0.3818	0.3745

	Fourth Quarter 2022	Third Quarter 2022	Second Quarter 2022	First Quarter 2022
Distributions per Class B unit	$0.3672	$0.3604	$0.3536	$0.3468
Distributions per Class D unit	0.3672	0.3604	0.3536	0.3468
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
On February 17, 2025, Clearway Energy LLC declared a quarterly distribution on its Class B and Class D units of $0.4312 per unit payable to CEG on March 17, 2025.

Note 13 — Segment Reporting
The Company’s segment structure reflects how management currently operates and allocates resources. The Company’s businesses are segregated based on Flexible Generation and Renewables businesses, which consist of solar, wind and battery energy storage system, or BESS, facilities. The Corporate segment reflects the Company’s corporate costs and includes eliminating entries. The Company’s chief operating decision maker, its Chief Executive Officer, evaluates the performance of its segments based on net income (loss). The Company’s Chief Executive Officer reviews net income (loss) and its components on a monthly and quarterly basis to evaluate the performance of each segment and to determine how to allocate resources.
Approximately 60% of the Company’s operating revenues and 50% of the Company’s assets relate to operations located in California. Also, the Company generated more than 10% of its revenues from the following customers for the years ended December 31, 2024, 2023 and 2022:

	2024		2023		2022
Customer	Flexible Generation	Renewables	Flexible Generation	Renewables	Flexible Generation	Renewables
SCE	7%	17%	11%	13%	17%	17%
PG&E	3%	14%	4%	13%	10%	15%

	Year ended December 31, 2024
(In millions)	Flexible Generation	Renewables	Corporate (a)	Total
Operating revenues	$342	$1,029	$—	$1,371
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	137	367	(3)	501
Depreciation, amortization and accretion	115	512	—	627
General and administrative	—	—	39	39
Transaction and integration costs	—	—	8	8
Operating income (loss)	90	150	(44)	196
Equity in earnings of unconsolidated affiliates	3	32	—	35
Other income, net	6	31	11	48
Loss on debt extinguishment	—	(5)	—	(5)
Interest expense	(35)	(176)	(96)	(307)
Income (loss) before income taxes	64	32	(129)	(33)
Income tax expense	—	1	29	30
Net Income (Loss)	64	31	(158)	(63)
Less: Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	—	(236)	85	(151)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$64	$267	$(243)	$88
Balance Sheet
Equity investments in affiliates	$75	$234	$—	$309
Capital expenditures (b)	9	179	—	188
Total Assets	$1,933	$12,236	$160	$14,329

(a) Includes eliminations.
(b) Includes accruals.

	Year ended December 31, 2023
(In millions)	Flexible Generation	Renewables	Corporate (a)	Total
Operating revenues	$420	$894	$—	$1,314
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	154	321	(2)	473
Depreciation, amortization and accretion	129	397	—	526
Impairment losses	—	12	—	12
General and administrative	—	—	36	36
Transaction and integration costs	—	—	4	4
Operating income (loss)	137	164	(38)	263
Equity in earnings of unconsolidated affiliates	3	9	—	12
Other income, net	4	24	24	52
Loss on debt extinguishment	—	(6)	—	(6)
Interest expense	(35)	(205)	(97)	(337)
Income (loss) before income taxes	109	(14)	(111)	(16)
Income tax benefit	—	(2)	—	(2)
Net Income (Loss)	109	(12)	(111)	(14)
Less: Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	—	(162)	69	(93)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$109	$150	$(180)	$79
Balance Sheet
Equity investments in affiliates	$79	$281	$—	$360
Capital expenditures (b)	11	146	—	157
Total Assets	$2,058	$12,205	$438	$14,701

(a) Includes eliminations.
(b) Includes accruals.

	Year ended December 31, 2022
(In millions)	Flexible Generation	Renewables	Thermal	Corporate (a)	Total
Operating revenues	$417	$696	$77	$—	$1,190
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	89	298	50	(2)	435
Depreciation, amortization and accretion	131	381	—	—	512
Impairment losses	—	16	—	—	16
General and administrative	—	—	2	38	40
Transaction and integration costs	—	—	—	7	7
Development costs	—	—	2	—	2
Total operating costs and expenses	220	695	54	43	1,012
Gain on sale of business	—	—	—	1,292	1,292
Operating income	197	1	23	1,249	1,470
Equity in earnings of unconsolidated affiliates	3	26	—	—	29
Other income, net	1	6	—	10	17
Loss on debt extinguishment	—	(2)	—	—	(2)
Interest expense	(40)	(87)	(6)	(99)	(232)
Income (loss) before income taxes	161	(56)	17	1,160	1,282
Income tax expense	—	2	—	220	222
Net Income (Loss)	161	(58)	17	940	1,060
Less: Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	—	(107)	—	585	478
Net Income Attributable to Clearway Energy, Inc.	$161	$49	$17	$355	$582

(a) Includes eliminations.

Note 14 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following amounts:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Current
U.S. Federal	$1	$(13)	$—
State	4	(2)	28
Total — current	5	(15)	28
Deferred
U.S. Federal	$22	$13	$150
State	3	—	44
Total — deferred	25	13	194
Total income tax expense (benefit)	$30	$(2)	$222
As further described in Note 2, Summary of Significant Accounting Policies, the Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the year ended December 31, 2024 in accordance with the guidance in ASU No. 2023-09:

	Year Ended December 31,
	2024
	(In millions, except percentages)
Loss Before Income Taxes	$(33)

Tax at 21%	(7)	21.0%
State taxes, net of federal benefit (a)	6	(18.2)%
Tax credits	(4)	12.1%
Nontaxable/nondeductible items:
HLBV impact	32	(96.9)%
Employee share-based payments	2	(6.0)%
Other	1	(2.9)%
Income tax expense	$30	(90.9)%
Effective income tax rate	(90.9)%

(a) State taxes in California made up the majority of the tax effect in this category.

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the years ended December 31, 2023 and 2022 in accordance with the guidance prior to the adoption of ASU 2023-09:

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

(a) On December 6, 2023, the Company executed an agreement with a third party to sell the PTCs generated by the Alta X and Alta XI wind facilities, which resulted in a $14 million income tax benefit (reduction to income tax expense) during the year ended December 31, 2023.
For the year ended December 31, 2024, the overall effective tax rate was different than the statutory rate of 21% primarily due to the allocation of taxable earnings and losses based on the partners’ interest in Clearway Energy LLC, which includes the effects of applying the HLBV method of accounting for book purposes for certain partnerships.
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
The temporary differences, which gave rise to the Company’s deferred tax balances consisted of the following:

	As of December 31,
	2024	2023
	(In millions)
Deferred tax liabilities:
Investment in projects	$191	$241
Total deferred tax liabilities	191	241
Deferred tax assets:
Interest expense disallowance carryforward - Investment in Projects	$18	$17
Production tax credits	16	15
Investment tax credits	7	6
U.S. Federal net operating loss carryforwards	58	73
State net operating loss carryforwards	7	7
Total deferred tax assets	106	118
Valuation allowance	(4)	(4)
Total deferred tax assets, net of valuation allowance	102	114
Net deferred non-current tax liability	$(89)	$(127)

Tax Receivable
As of December 31, 2024, the Company had a $9 million tax receivable.
Deferred Tax Balances and Valuation Allowance
Net deferred tax balances — As of December 31, 2024 and 2023, the Company recorded a net deferred tax liability of $89 million and $127 million, respectively. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income, which includes the future reversal of existing taxable temporary differences to realize deferred tax assets. The Company considered the profit before tax generated in recent years as well as projections of future earnings and estimates of taxable income in arriving at this conclusion. The Company believes that $4 million of existing state NOLs, based on forecasted future earnings and estimated taxable income, will expire unutilized, resulting in the recording of a valuation allowance.
NOL and Tax Credit carryforwards — As of December 31, 2024, the Company had tax-effected domestic NOL carryforwards for federal income tax purposes of $58 million. Additionally, the Company has a cumulative tax-effected state NOL carryforward of $7 million, which will expire between 2025 and 2041 if unutilized. In addition, the Company has PTC and ITC carryforward balances totaling $23 million, which will expire between 2035 and 2044 if unutilized.
Income Tax Payments
During the year ended December 31, 2024, the Company paid $1 million in federal income taxes. Additionally, the amount paid in state income taxes, net of refunds received, was immaterial for the year ended December 31, 2024.
Uncertain Tax Positions
The Company has not identified any material uncertain tax positions to be reported as of December 31, 2024.
Note 15 — Related Party Transactions
In addition to the transactions and relationships described elsewhere in the notes to the consolidated financial statements, certain subsidiaries of CEG provide services to the Company and its operating subsidiaries. Amounts due to CEG subsidiaries are recorded as accounts payable — affiliates and amounts due to the Company from CEG subsidiaries are recorded as accounts receivable — affiliates in the Company’s consolidated balance sheets. The disclosures below summarize the Company’s material related party transactions with CEG and its subsidiaries that are included in the Company’s operating costs.
O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables segment are party to services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, services to these subsidiaries. The Company incurred total expenses for these services of $82 million, $73 million and $71 million for the years ended December 31, 2024, 2023 and 2022, respectively, included in cost of operations in the consolidated statements of income. There was a balance of $12 million and $13 million due to RENOM as of December 31, 2024 and 2023, respectively.
Administrative Services Agreements by and between the Company and CEG
Various wholly-owned subsidiaries of the Company are parties to services agreements with Clearway Asset Services LLC and Clearway Solar Asset Management LLC, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company’s subsidiaries. The Company incurred expenses under these agreements of $22 million, $20 million and $16 million for the years ended December 31, 2024, 2023 and 2022, respectively, included in cost of operations in the consolidated statements of income. There was a balance of $3 million and $2 million due to CEG as of December 31, 2024 and 2023, respectively.

CEG Master Services Agreement
The Company, along with certain of its subsidiaries, is a party to the CEG Master Services Agreement, pursuant to which CEG and certain of its affiliates or third-party service providers provide certain services to the Company, including operational and administrative services, which include human resources, information systems, cybersecurity, external affairs, accounting, procurement and risk management services, in exchange for the payment of fees in respect of such services. Until January 1, 2025, the Company provided certain services to CEG under a separate Master Services Agreement, including accounting, internal audit, tax and treasury services, in exchange for the payment of fees in respect of such services.
On April 30, 2024, the CEG Master Services Agreement was amended and restated as a result of a reorganization effected by the Company pursuant to which all of the employees of the Company transferred to CEG as of January 1, 2025. On February 13, 2025, but effective as of January 1, 2025, the CEG Master Services Agreement was amended and restated again to engage CEG in a payroll sharing agreement, such that the Company directly bears all labor costs for certain employees of CEG who perform work on behalf of the Company. Under the amended and restated agreement, CEG and certain of its affiliates or third-party service providers continued providing the operational and administrative services outlined above, and, effective January 1, 2025, also began providing accounting, internal audit, tax, legal and treasury services to the Company, in exchange for the payment of fees in respect of such services. Certain independent functions of the Company are directed by the Corporate Governance, Conflicts and Nominating Committee of the Board of Directors and paid for by the Company, while being administered by CEG.
The Company incurred net expenses of $6 million under the CEG Master Services Agreement for the year ended December 31, 2024 and $5 million under this agreement for each of the years ended December 31, 2023 and 2022, included in cost of operations in the consolidated statements of income. There was a balance of $5 million and zero due to CEG as of December 31, 2024 and 2023, respectively.
Note 16 — Commitments and Contingencies
Gas and Transportation Commitments
The Company previously entered into contractual arrangements to procure power, fuel and associated transportation services for the Thermal Business, which was sold to KKR on May 1, 2022. Under these arrangements, the Company purchased $20 million for the year ended December 31, 2022.
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
Lease expense was comprised of the following:

	Year Ended December 31,
(In millions)	2024	2023	2022
Operating lease cost - Fixed	$31	$40	$36
Operating lease cost - Variable	12	11	11
Total lease cost	$43	$51	$47
Operating lease information was as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Cash paid for operating leases	$34	$30	$28

(In millions, except term and rate)	December 31, 2024	December 31, 2023
Right-of-use assets - operating leases, net	$547	$597

Short-term lease liability - operating leases (a)	$10	$7
Long-term lease liability - operating leases	569	627
Total lease liabilities	$579	$634

Weighted average remaining lease term (in years)	26	28
Weighted average discount rate	4.5%	4.2%

(a) Short-term lease liability balances are included within the accrued expenses and other current liabilities line item of the consolidated balance sheets as of December 31, 2024 and 2023.
Minimum future rental payments of operating lease liabilities as of December 31, 2024 are as follows:

(In millions)
2025	$34
2026	34
2027	35
2028	35
2029	35
Thereafter	771
Total lease payments	944
Less imputed interest	(365)
Total lease liability - operating leases	$579

The Company is party to various land lease agreements with wholly-owned subsidiaries of CEG that are accounted for as operating leases. The following table summarizes the land lease agreements:

(In millions)	Right-of-use assets, net	Long-term lease liabilities	Lease expiration
As of December 31, 2024
Daggett 2	$22	$23	June 30, 2058
Daggett 3	30	34	December 18, 2062
Mililani I	18	21	March 31, 2057
Oahu Solar (a)	17	19	August 1, 2057
Rosamond Central (a)	11	12	March 31, 2056
As of December 31, 2023
Daggett 2	$22	$23	June 30, 2058
Daggett 3	31	33	December 18, 2062
Mililani I	19	20	March 31, 2057
Oahu Solar (a)	17	20	August 1, 2057
Rosamond Central (a)	11	12	March 31, 2056

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
The following amounts of energy, capacity and other revenues are related to the Company’s operating leases:

	Flexible Generation	Renewables	Total
December 31, 2024	(In millions)
Energy revenue	$3	$817	$820
Capacity revenue	110	43	153
Operating revenues	$113	$860	$973

	Flexible Generation	Renewables	Total
December 31, 2023	(In millions)
Energy revenue	$4	$760	$764
Capacity revenue	249	20	269
Other revenues (a)	21	—	21
Operating revenues	$274	$780	$1,054

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

	Flexible Generation	Renewables	Thermal	Total
December 31, 2022	(In millions)
Energy revenue	$6	$809	$1	$816
Capacity revenue	435	—	—	435
Operating revenues	$441	$809	$1	$1,251
Minimum future rent payments the Company expects to receive for the remaining periods related to various facility operating leases as of December 31, 2024 were as follows:

(In millions)
2025	$168
2026	170
2027	171
2028	172
2029	173
Thereafter	1,700
Total lease payments	$2,554
Property, plant and equipment, net related to the Company’s operating leases were as follows:

(In millions)	December 31, 2024	December 31, 2023
Property, plant and equipment	$6,284	$5,720
Accumulated depreciation	(2,276)	(1,991)
Net property, plant and equipment	$4,008	$3,729

                                                 Schedule I
Clearway Energy, Inc. (Parent)
Condensed Financial Information of Registrant
Condensed Statements of Income

	Year ended December 31,
(In millions)	2024	2023	2022
Total operating costs and expenses	$1	$1	$2
Equity in (losses) earnings of consolidated subsidiaries	(33)	(13)	1,282
Total other (expense) income, net	(33)	(13)	1,282
(Loss) Income Before Income Taxes	(34)	(14)	1,280
Income tax expense	29	—	220
Net (Loss) Income	(63)	(14)	1,060
Less: Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(151)	(93)	478
Net Income Attributable to Clearway Energy, Inc.	$88	$79	$582
-
See accompanying notes to condensed financial statements.

Schedule I
Clearway Energy, Inc. (Parent)
Condensed Balance Sheets

	December 31,	December 31,
	2024	2023
ASSETS	(In millions)
Current Assets
Accounts receivable — affiliates	$4	$3
Note receivable — Clearway Energy Operating LLC	—	1
Other current assets	9	13
Other Assets
Investment in consolidated subsidiaries	5,642	5,106
Total Assets	$5,655	$5,123
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Other Liabilities
Deferred income taxes	87	125
Other non-current liabilities	4	4
Total Liabilities	91	129
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 202,147,579 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 82,833,226, Class D 41,961,750) at December 31, 2024 and 202,080,794 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 82,391,441, Class D 42,336,750) at December 31, 2023	1	1
Additional paid-in capital	1,805	1,732
Retained earnings	254	361
Accumulated other comprehensive income	3	7
Noncontrolling interest	3,501	2,893
Total Stockholders’ Equity	5,564	4,994
Total Liabilities and Stockholders’ Equity	$5,655	$5,123
See accompanying notes to condensed financial statements.

Schedule I
Clearway Energy, Inc. (Parent)
Condensed Statements of Cash Flows

	Year ended December 31,
	2024	2023	2022
	(In millions)
Net Cash Used in Operating Activities	$(2)	$(31)	$(10)
Cash Flows from Investing Activities
Cash advances for notes receivable — affiliate	—	—	(4)
Cash received from notes receivable — affiliate	1	1	3
Net Cash Provided by (Used in) Investing Activities	1	1	(1)
Cash Flows from Financing Activities
Cash received from Clearway Energy LLC for tax-related distributions	1	30	11
Cash received from Clearway Energy LLC for the payment of dividends	194	180	167
Payment of dividends	(194)	(180)	(167)
Net Cash Provided by Financing Activities	1	30	11
Net Change in Cash	—	—	—
Cash at Beginning of Period	—	—	—
Cash at End of Period	$—	$—	$—
See accompanying notes to condensed financial statements.

Schedule I
Clearway Energy, Inc. (Parent)
Notes to Condensed Financial Statements
Note 1 — Background and Basis of Presentation
Background
Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor with a focus on investments in clean energy and owner of modern, sustainable and long-term contracted assets across North America. The Company is sponsored by Clearway Energy Group LLC, or CEG, which is equally owned by GIP and TotalEnergies. On October 1, 2024, BlackRock acquired 100% of the business and assets of GIM, which is the investment manager of the GIP funds that own an interest in CEG.
The Company is one of the largest owners of clean energy generation assets in the U.S. and a leading contributor to the transition to a world powered by clean energy. The Company’s portfolio comprises approximately 11.8 GW of gross capacity in 26 states, including approximately 9 GW of wind, solar and battery energy storage systems, or BESS, and approximately 2.8 GW of dispatchable combustion-based power generation assets included in the Flexible Generation segment that provide critical grid reliability services. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets.
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
As of December 31, 2024, the Company owned 58.10% of the economic interests of Clearway Energy LLC, with CEG owning 41.90% of the economic interests of Clearway Energy LLC.
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
Note 4 — Dividends
Cash distributions paid to Clearway Energy, Inc. by its subsidiary, Clearway Energy LLC, were $194 million, $180 million and $167 million for the years ended December 31, 2024, 2023, and 2022, respectively.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2024, 2023, and 2022

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Period
Income tax valuation allowance, deducted from deferred tax assets
Year Ended December 31, 2024	$4	$—	$—	$4
Year Ended December 31, 2023	1	3	—	4
Year Ended December 31, 2022	1	—	—	1

EXHIBIT INDEX

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of Clearway Energy, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 10-Q filed on May 4, 2020.
3.2	Fourth Amended and Restated Bylaws of Clearway Energy, Inc., dated August 31, 2018.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 5, 2018.
4.1	Fourth Amended and Restated Limited Liability Company Agreement of NRG Yield LLC, dated as of August 31, 2018, by and between NRG Yield, Inc. and Zephyr Renewables LLC.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 5, 2018.
4.2	Specimen Class A Common Stock Certificate.	Incorporated herein by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.
4.3	Specimen Class C Common Stock Certificate.	Incorporated herein by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.
4.4	Indenture, dated December 11, 2019, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 12, 2019.
4.5	Form of 4.750% Senior Notes due 2028.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 12, 2019.
4.6	First Supplemental Indenture, dated as of January 6, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 8, 2020.
4.7	Second Supplemental Indenture, dated as of February 26, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 3, 2020.
4.8	Third Supplemental Indenture, dated as of July 17, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 21, 2020.
4.9	Fourth Supplemental Indenture, dated as of August 17, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 20, 2020.
4.10	Fifth Supplemental Indenture, dated as of November 18, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 19, 2020.
4.11	Sixth Supplemental Indenture, dated as of December 1, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 4, 2020.
4.12	Seventh Supplemental Indenture, dated as of December 23, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 29, 2020.
4.13	Eighth Supplemental Indenture, dated as of February 3, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 5, 2021.
4.14	Indenture, dated March 9, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.15	Form of 3.750% Senior Notes due 2031.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.16	Ninth Supplemental Indenture, dated as of May 14, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 19, 2021.
4.17	First Supplemental Indenture, dated as of May 14, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 19, 2021.
4.18	Indenture, dated October 1, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 1, 2021.
4.19	Form of 3.750% Senior Notes due 2032.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 1, 2021.

Number	Description	Method of Filing
4.20	Tenth Supplemental Indenture, dated as of October 7, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 8, 2021.
4.21	Second Supplemental Indenture, dated as of October 7, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 8, 2021.
4.22	First Supplemental Indenture, dated as of October 7, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 8, 2021.
4.23	Eleventh Supplemental Indenture, dated as of May 25, 2022, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2022.
4.24	Third Supplemental Indenture, dated as of May 25, 2022, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 1, 2022.
4.25	Second Supplemental Indenture, dated as of May 25, 2022, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 1, 2022.
4.26	Twelfth Supplemental Indenture, dated as of February 14, 2023, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 21, 2023.
4.27	Fourth Supplemental Indenture, dated as of February 14, 2023, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 21, 2023.
4.28	Third Supplemental Indenture, dated as of February 14, 2023, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 21, 2023.
4.29	Description of Securities.	Filed herewith.
10.1	Zephyr Voting and Governance Agreement, dated as of August 31, 2018, by and between NRG Yield, Inc. and Zephyr Renewables LLC.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 5, 2018.
10.2	Transition Services Agreement, dated August 31, 2018, by and between NRG Yield, Inc. and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 5, 2018.
10.3	Termination Agreement, dated as of August 31, 2018, by and among NRG Yield, Inc., NRG Yield LLC, NRG Yield Operating LLC and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on September 5, 2018.
10.4	Form of Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.
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
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2018.

Number	Description	Method of Filing
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
Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 15, 2015.
10.11*^	Purchase and Sale Agreement, dated as of April 17, 2020, by and between Clearway Energy Operating LLC and Clearway Renew LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2020.
10.12*^	Membership Interest Purchase Agreement, dated as of April 17, 2020, by and between Clearway Energy Operating LLC and SP Wind Holdings, LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 20, 2020.
10.13*^	Membership Interest Purchase Agreement, dated as of April 17, 2020, by and between CWSP Wildorado Elbow Holding LLC and Wind TE Holdco LLC.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 20, 2020.
10.14†*	Membership Interest Purchase Agreement, dated as of December 21, 2020, by and between Renew Development HoldCo LLC and Rosamond Solar Investment LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2020.
10.15†*	Membership Interest Purchase Agreement, dated as of December 21, 2020, by and between Clearway Renew LLC and Lighthouse Renewable Class A LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 22, 2020.
10.16†*	Membership Interest Purchase Agreement, dated as of December 21, 2020, by and between Clearway Renew LLC and Lighthouse Renewable Class A LLC.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 22, 2020.
10.17*^	Second Amended and Restated Limited Liability Company Agreement of Pinnacle Repowering Partnership LLC, dated as of February 26, 2021.	Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed on March 1, 2021.
10.18	Purchase and Sale Agreement, dated as of August 20, 2021, by and between Dominion Solar Projects III, Inc. and Utah Solar Holdings II LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 23, 2021.
10.19	Membership Interest Purchase Agreement, dated as of October 22, 2021, by and between Clearway Energy Operating LLC and KKR Thor Bidco, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 26, 2021.

Number	Description	Method of Filing
10.20
Senior Secured Bridge Credit Agreement, dated as of November 30, 2021, by and among Clearway Energy Operating LLC, Clearway Energy LLC, the guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto.
Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 1, 2021.
10.21	First Amendment to Membership Interest Purchase Agreement, dated as of December 17, 2021, by and among Lighthouse Renewable Class A LLC, Clearway Renew LLC and Clearway Energy Operating LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2022.
10.22	First Amendment to Membership Interest Purchase Agreement, dated as of December 29, 2021, by and among Lighthouse Renewable Class A LLC and Clearway Renew LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 18, 2022.
10.23†	Clearway Energy, Inc. Involuntary Severance Plan, effective as of January 1, 2022.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2022.
10.24†	Clearway Energy, Inc. Key Management Change-in-Control and General Severance Plan, effective as of January 1, 2022.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2022.
10.25†	Clearway Energy, Inc. Executive Change-in-Control and General Severance Plan, effective as of January 1, 2022.	Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2022.
10.26*^	Membership Interest Purchase Agreement, dated as of December 23, 2022, by and between VP-Arica CE Seller LLC and VP-Arica Parent Holdco LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2022.
10.27	Membership Interest Purchase Agreement, dated as of May 19, 2023, by and between Renew Development HoldCo LLC and Cedar Creek Wind Holdco LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2023.
10.28†	Clearway Energy, Inc. Amended and Restated 2013 Equity Incentive Plan, as amended and restated effective January 1, 2024.	Incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on February 22, 2024.
10.29†	Clearway Energy, Inc. Annual Incentive Plan, as amended and restated effective January 1, 2024.	Incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on February 22, 2024.
10.30	Separation Agreement and General Release, dated as of April 30, 2024, by and between Clearway Energy, Inc. and Christopher Sotos.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2024.
10.31
Amended and Restated Employment Agreement, dated as of April 30, 2024, by and between Clearway Energy Group LLC, Clearway Energy, Inc., GIP III Zephyr Management Partners, L.P., GIP III Zephyr Midco Holdings, L.P. and Craig Cornelius.
Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2024.
10.32
Third Amended and Restated Master Services Agreement and Payroll Sharing Agreement, dated as of February 13, 2025, by and among Clearway Energy, Inc., Clearway Energy Finance Inc., Clearway Energy LLC, Clearway Energy Operating LLC and Clearway Energy Group LLC.
Filed herewith.
10.33	Consulting Agreement, dated as of June 20, 2024, by and between Clearway Energy, Inc. and Christopher Sotos.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2024.
10.34*^	Membership Interest Purchase Agreement, dated as of June 27, 2024, by and between D1-LV CE Seller LLC and LV-Daggett Parent Holdco LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2024.
10.35	Second Amended and Restated Exchange Agreement, dated as of October 28, 2024, by and among Clearway Energy, Inc., Clearway Energy LLC and Clearway Energy Group LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2024.
16.1	Letter from Ernst & Young LLP, dated May 10, 2024.	Incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on May 10, 2024.
19.1	Clearway Energy, Inc. Securities Trading and Nondisclosure Policy.	Filed herewith.
21.1	Subsidiaries of Clearway Energy, Inc.	Filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.
23.2	Consent of Ernst & Young LLP.	Filed herewith.
24.1	Power of Attorney	Included on the signature page of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a)/15d-14(a) certification of Craig Cornelius.	Filed herewith.

Number	Description	Method of Filing
31.2	Rule 13a-14(a)/15d-14(a) certification of Sarah Rubenstein.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
97	Clearway Energy, Inc. Policy on Recoupment of Incentive Compensation.	Incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on February 22, 2024.
101 INS	Inline XBRL Instance Document.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document)

†	Indicates exhibits that constitute compensatory plans or arrangements.
*	This filing excludes schedules or similar attachments pursuant to Item 601(a)(5) of Regulation S-K, which the registrant agrees to furnish supplementary to the Securities and Exchange Commission upon request by the Commission.
^	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it (i) is not material and (ii) would likely cause competitive harm to the Registrant if disclosed. The registrant agrees to furnish supplementary an unredacted copy of this exhibit to the Securities and Exchange Commission upon request.

Item 16 — Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWAY ENERGY, INC. (Registrant)

/s/ CRAIG CORNELIUS
Craig Cornelius
Chief Executive Officer (Principal Executive Officer)

Date: February 24, 2025

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Craig Cornelius, Kevin P. Malcarney and Amelia McKeithen, each or any of them, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as such person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CRAIG CORNELIUS	President, Chief Executive Officer and Director	February 24, 2025
Craig Cornelius	(Principal Executive Officer)
/s/ SARAH RUBENSTEIN	Executive Vice President and Chief Financial Officer	February 24, 2025
Sarah Rubenstein	(Principal Financial Officer and Principal Accounting Officer)
/s/ JONATHAN BRAM	Chairman of the Board	February 24, 2025
Jonathan Bram
/s/ NATHANIEL ANSCHUETZ	Director	February 24, 2025
Nathaniel Anschuetz
/s/ BRIAN FORD	Director	February 24, 2025
Brian Ford
/s/ BRUCE MACLENNAN	Director	February 24, 2025
Bruce MacLennan
/s/ DANIEL B. MORE	Director	February 24, 2025
Daniel B. More
/s/ E. STANLEY O’NEAL	Director	February 24, 2025
E. Stanley O’Neal
/s/ JENNIFER LOWRY	Director	February 24, 2025
Jennifer Lowry
/s/ EMMANUEL BARROIS	Director	February 24, 2025
Emmanuel Barrois
/s/ MARC-ANTOINE PIGNON	Director	February 24, 2025
Marc-Antoine Pignon
/s/ OLIVIER JOUNY	Director	February 24, 2025
Olivier Jouny