Form 10-Q
period 2025-03-31
Clearway Energy, Inc.
filed 2025-05-01
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025

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
Yes ☐       No ☒
As of April 25, 2025, there were 34,613,853 shares of Class A common stock outstanding, par value $0.01 per share, 42,738,750 shares of Class B common stock outstanding, par value $0.01 per share, 83,257,149 shares of Class C common stock outstanding, par value $0.01 per share, and 41,576,142 shares of Class D common stock outstanding, par value $0.01 per share.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believes,” “projects,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as well as the following:
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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2024 Form 10-K	The Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 25, 2025.
2028 Senior Notes	$850 million aggregate principal amount of 4.75% unsecured senior notes due 2028, issued by Clearway Energy Operating LLC
2031 Senior Notes	$925 million aggregate principal amount of 3.75% unsecured senior notes due 2031, issued by Clearway Energy Operating LLC
2032 Senior Notes	$350 million aggregate principal amount of 3.75% unsecured senior notes due 2032, issued by Clearway Energy Operating LLC
Adjusted EBITDA	A non-GAAP measure, represents earnings before interest (including loss on debt extinguishment), tax, depreciation and amortization adjusted for mark-to-market gains or losses, asset write offs and impairments; and factors which the Company does not consider indicative of future operating performance
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ATM Program	At-The-Market Equity Offering Program
BESS	Battery energy storage system
BlackRock	BlackRock, Inc., a publicly-traded global investment management firm
CAFD
A non-GAAP measure, Cash Available for Distribution is defined as of March 31, 2025 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, cash receipts from notes receivable, cash distributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments and payments for lease expenses, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, changes in prepaid and accrued capacity payments and adjusted for development expenses

Capistrano Portfolio Holdco LLC	The holding company that owns four wind facilities representing 263 MW of capacity, which includes Broken Bow, Crofton Bluffs, Mountain Wind 1 and Mountain Wind 2
CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreement	Amended and Restated Master Services Agreement and Payroll Sharing Agreement, effective as of January 1, 2025, among the Company, Clearway Energy Finance Inc., Clearway Energy LLC, Clearway Energy Operating LLC and CEG
Clearway Energy LLC	The holding company through which the facilities are owned by Clearway Energy Group LLC, the holder of Class B and Class D units, and Clearway Energy, Inc., the holder of the Class A and Class C units
Clearway Energy Group LLC	The holder of all shares of the Company’s Class B and Class D common stock and Clearway Energy LLC’s Class B and Class D units and, from time to time, possibly shares of the Company’s Class A and/or Class C common stock. Clearway Energy Group LLC is a leading developer of renewable energy, energy storage and power infrastructure in the U.S.
Clearway Energy Operating LLC	The holder of facilities that are owned by Clearway Energy LLC
Clearway Renew	Clearway Renew LLC, a subsidiary of CEG, and its wholly-owned subsidiaries
Company	Clearway Energy, Inc., together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR
Daggett 1 Class B	Daggett 1 Class B Member LLC
Distributed Solar	Solar power facilities, typically less than 20 MW in size (on an alternating current, or AC, basis), that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Assets under common control acquired by the Company from CEG
ERCOT	Electric Reliability Council of Texas, the ISO and the regional reliability coordinator of the various electricity systems within Texas
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board

Flexible Generation	Formerly the Conventional Generation segment
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GIM	Global Infrastructure Management, LLC, the manager of GIP and an indirect subsidiary of BlackRock
GIP
Global Infrastructure Partners, an infrastructure fund manager managed by GIM that makes equity and debt investments in infrastructure assets and businesses. GIM is an indirect subsidiary of BlackRock.

GW	Gigawatt
HLBV	Hypothetical Liquidation at Book Value
IRS	Internal Revenue Service
ISO	Independent System Operator, also referred to as an RTO
ITC	Investment Tax Credit
Luna Valley Class B	Luna Valley Class B Member LLC
Mesquite Star	Mesquite Star Special LLC
MMBtu	Million British Thermal Units
Mt. Storm	NedPower Mount Storm LLC
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
Natural Gas Holdco	Natural Gas CA Holdco LLC
Net Exposure	Counterparty credit exposure to Clearway Energy, Inc., net of collateral
NOLs	Net Operating Losses
OCI	Other comprehensive income
O&M	Operations and Maintenance
PG&E	Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PTC	Production Tax Credit
RA	Resource adequacy
Renewables & Storage	Formerly the Renewables segment
RENOM	Clearway Renewable Operation & Maintenance LLC, a wholly-owned subsidiary of CEG
Rosie South TargetCo	Rosie South TargetCo LLC, a partnership and indirect owner of Rosamond South I
RTO	Regional Transmission Organization
SCE	Southern California Edison
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2028 Senior Notes, the 2031 Senior Notes and the 2032 Senior Notes
SOFR	Secured Overnight Financing Rate
SPP	Solar Power Partners
SREC	Solar Renewable Energy Credit
TotalEnergies	TotalEnergies SE, a global multi-energy company
U.S.	United States of America
Utah Solar Portfolio	Seven utility-scale solar farms located in Utah, representing 530 MW of capacity, which includes Enterprise, Escalante I, Escalante II, Escalante III, Granite Mountain East, Granite Mountain West and Iron Springs
Utility Scale Solar	Solar power facilities, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VIE	Variable Interest Entity

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(In millions, except per share amounts)	2025	2024
Operating Revenues
Total operating revenues	$298	$263
Operating Costs and Expenses
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	122	126
Depreciation, amortization and accretion	163	154
General and administrative	10	11
Transaction and integration costs	3	1
Total operating costs and expenses	298	292
Operating Loss	—	(29)
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	5	12
Other income, net	7	16
Loss on debt extinguishment	—	(1)
Interest expense	(116)	(57)
Total other expense, net	(104)	(30)
Loss Before Income Taxes	(104)	(59)
Income tax expense (benefit)	—	(13)
Net Loss	(104)	(46)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(108)	(44)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$4	$(2)
Earnings (Loss) Per Share Attributable to Clearway Energy, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic and diluted	35	35
Weighted average number of Class C common shares outstanding - basic and diluted	83	82
Earnings (Loss) Per Weighted Average Class A and Class C Common Share - Basic and Diluted	$0.03	$(0.02)
Dividends Per Class A Common Share	$0.4312	$0.4033
Dividends Per Class C Common Share	$0.4312	$0.4033
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
(In millions)	2025	2024
Net Loss	$(104)	(46)
Other Comprehensive Loss
Unrealized loss on derivatives and changes in accumulated OCI, net of income tax benefit of $(1), and $—	(5)	(1)
Other comprehensive loss	(5)	(1)
Comprehensive Loss	(109)	(47)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(111)	(43)
Comprehensive Income (Loss) Attributable to Clearway Energy, Inc.	$2	$(4)
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except shares)	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$297	$332
Restricted cash	414	401
Accounts receivable — trade	183	164
Inventory	67	64
Derivative instruments	24	39
Prepayments and other current assets	54	67
Total current assets	1,039	1,067
Property, plant and equipment, net	10,329	9,944
Other Assets
Equity investments in affiliates	300	309
Intangible assets for power purchase agreements, net	2,083	2,125
Other intangible assets, net	67	68
Derivative instruments	113	136
Right-of-use assets, net	573	547
Other non-current assets	143	133
Total other assets	3,279	3,318
Total Assets	$14,647	$14,329
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$392	$430
Accounts payable — trade	98	82
Accounts payable — affiliates	28	31
Derivative instruments	73	56
Accrued interest expense	37	53
Accrued expenses and other current liabilities	56	66
Total current liabilities	684	718
Other Liabilities
Long-term debt	7,231	6,750
Deferred income taxes	68	89
Derivative instruments	314	315
Long-term lease liabilities	594	569
Other non-current liabilities	336	324
Total other liabilities	8,543	8,047
Total Liabilities	9,227	8,765
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 202,147,579 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 83,218,834, Class D 41,576,142) at March 31, 2025 and 202,147,579 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 82,833,226, Class D 41,961,750) at December 31, 2024	1	1
Additional paid-in capital	1,735	1,805
Retained earnings	207	254
Accumulated other comprehensive income	—	3
Noncontrolling interest	3,477	3,501
Total Stockholders’ Equity	5,420	5,564
Total Liabilities and Stockholders’ Equity	$14,647	$14,329
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(In millions)	2025	2024
Cash Flows from Operating Activities
Net Loss	$(104)	$(46)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(5)	(12)
Distributions from unconsolidated affiliates	8	9
Depreciation, amortization and accretion	163	154
Amortization of financing costs and debt discounts	3	4
Amortization of intangibles	43	46
Loss on debt extinguishment	—	1
Reduction in carrying amount of right-of-use assets	4	4
Changes in deferred income taxes	(2)	(10)
Changes in derivative instruments and amortization of accumulated OCI	45	2
Changes in other working capital	(60)	(71)
Net Cash Provided by Operating Activities	95	81
Cash Flows from Investing Activities
Acquisition of Drop Down Assets, net of cash acquired	(4)	(111)
Capital expenditures	(56)	(98)
Return of investment from unconsolidated affiliates	6	4
Other	8	2
Net Cash Used in Investing Activities	(46)	(203)
Cash Flows from Financing Activities
Contributions from noncontrolling interests, net of distributions	44	207
Payments of dividends and distributions	(87)	(81)
Proceeds from the issuance of long-term debt	35	74
Payments for long-term debt	(63)	(166)
Net Cash (Used in) Provided by Financing Activities	(71)	34
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(22)	(88)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	733	1,051
Cash, Cash Equivalents and Restricted Cash at End of Period	$711	$963
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2025
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balances at December 31, 2024	$—	$1	$1,805	$254	$3	$3,501	$5,564
Net income (loss)	—	—	—	4	—	(108)	(104)
Unrealized loss on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	(2)	(3)	(5)
Distributions to CEG, net of contributions, cash	—	—	—	—	—	(2)	(2)
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	51	51
Distributions to noncontrolling interests, non-cash	—	—	—	—	—	(4)	(4)
Transfers of assets under common control	—	—	(89)	—	(1)	79	(11)
Non-cash adjustments for change in tax basis	—	—	18	—	—	—	18
Stock-based compensation	—	—	1	—	—	—	1
Common stock dividends and distributions to CEG unit holders	—	—	—	(51)	—	(36)	(87)
Other	—	—	—	—	—	(1)	(1)
Balances at March 31, 2025	$—	$1	$1,735	$207	$—	$3,477	$5,420

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balances at December 31, 2023	$—	$1	$1,732	$361	$7	$2,893	$4,994
Net loss	—	—	—	(2)	—	(45)	(47)
Unrealized (loss) gain on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	(2)	1	(1)
Distributions to CEG, net of contributions, cash	—	—	—	—	—	(1)	(1)
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	215	215
Transfers of assets under common control	—	—	2	—	—	(42)	(40)
Non-cash adjustments for change in tax basis	—	—	6	—	—	—	6
Stock based compensation	—	—	1	—	—	—	1
Common stock dividends and distributions to CEG unit holders	—	—	—	(47)	—	(34)	(81)
Other	—	—	—	(1)	—	—	(1)
Balances at March 31, 2024	$—	$1	$1,741	$311	$5	$2,987	$5,045
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
As of March 31, 2025, the Company owned 58.29% of the economic interests of Clearway Energy LLC, with CEG owning 41.71% of the economic interests of Clearway Energy LLC.

The following table represents a summarized structure of the Company as of March 31, 2025:

Global Infrastructure Partners (a)
TotalEnergies (a)
Clearway Energy Group LLC
Public shareholders
Class B Common Stock and Class D Common Stock Aggregate 54.90% Voting Interest
Class B Units and Class D Units Aggregate 41.71% Economic Interest
Clearway Energy, Inc.
Class A Common Stock and Class C Common Stock Aggregate 45.10% Voting Interest
Sole Managing Member Class A Units and Class C Units Aggregate 58.29% Economic Interest
Clearway Energy LLC
Clearway Energy Operating LLC
Operating companies

(a) GIP and TotalEnergies each own 50% of CEG through intermediate holding companies.

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the SEC’s regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the consolidated financial statements included in the Company’s 2024 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2025, and results of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2025 and 2024.
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

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at subsidiary facilities was $207 million and $194 million as of March 31, 2025 and December 31, 2024, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2025	December 31, 2024
	(In millions)
Cash and cash equivalents	$297	$332
Restricted cash	414	401
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$711	$733
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company’s facilities that are restricted in their use. As of March 31, 2025, these restricted funds were comprised of $166 million designated to fund operating expenses, $133 million designated for current debt service payments and $83 million restricted for reserves including debt service, performance obligations and other reserves as well as capital expenditures. The remaining $32 million is held in distributions reserve accounts.
Accumulated Depreciation and Accumulated Amortization
The following table presents the accumulated depreciation included in property, plant and equipment, net, and accumulated amortization included in intangible assets, net:

	March 31, 2025	December 31, 2024
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$4,242	$4,086
Intangible Assets Accumulated Amortization	1,237	1,194
Dividends to Class A and Class C Common Stockholders
The following table lists the dividends paid on the Company's Class A and Class C common stock during the three months ended March 31, 2025:

First Quarter 2025
Dividends per Class A share	$0.4312
Dividends per Class C share	0.4312
Dividends on the Class A and Class C common stock are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
On April 29, 2025, the Company declared quarterly dividends on its Class A and Class C common stock of $0.4384 per share payable on June 16, 2025 to stockholders of record as of June 2, 2025.
Noncontrolling Interests
Clearway Energy LLC Distributions to CEG
The following table lists distributions paid to CEG during the three months ended March 31, 2025 on Clearway Energy LLC’s Class B and D units:

First Quarter 2025
Distributions per Class B Unit	$0.4312
Distributions per Class D Unit	0.4312

On April 29, 2025, Clearway Energy LLC declared a distribution on its Class B and Class D units of $0.4384 per unit payable on June 16, 2025 to unit holders of record as of June 2, 2025.
Revenue Recognition
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers along with the reportable segment for each category:

	Three months ended March 31, 2025
(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue (a)	$6	$242	$248
Capacity revenue (a)	64	21	85
Other revenues	1	19	20
Contract amortization	(5)	(39)	(44)
Mark-to-market for economic hedges	2	(13)	(11)
Total operating revenue	68	230	298
Less: Contract amortization	5	39	44
Less: Mark-to-market for economic hedges	(2)	13	11
Less: Lease revenue	(29)	(181)	(210)
Total revenue from contracts with customers	$42	$101	$143

(a) The following amounts of energy and capacity revenues relate to leases and are accounted for under ASC 842:

(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue	$1	$168	$169
Capacity revenue	28	13	41
Total	$29	$181	$210

	Three months ended March 31, 2024
(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue (a)	$22	$221	$243
Capacity revenue (a)	63	9	72
Other revenues	2	14	16
Contract amortization	(5)	(41)	(46)
Mark-to-market for economic hedges	13	(35)	(22)
Total operating revenue	95	168	263
Less: Contract amortization	5	41	46
Less: Mark-to-market for economic hedges	(13)	35	22
Less: Lease revenue	(29)	(177)	(206)
Total revenue from contracts with customers	$58	$67	$125

(a) The following amounts of energy and capacity revenues relate to leases and are accounted for under ASC 842:

(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue	$1	$169	$170
Capacity revenue	28	8	36
Total	$29	$177	$206

Contract Balances
The following table reflects the contract assets included on the Company’s consolidated balance sheets:

	March 31, 2025	December 31, 2024
	(In millions)
Accounts receivable, net - Contracts with customers	$79	$75
Accounts receivable, net - Leases	104	89
Total accounts receivable, net	$183	$164
Note 3 — Acquisitions
Tuolumne Wind Acquisition — On April 29, 2025, the Company acquired Tuolumne, a 137 MW wind facility located in Klickitat County, Washington, from an investment-grade regulated entity for approximately $207 million, subject to working capital adjustments. Tuolumne reached commercial operations in 2009. In connection with the acquisition, the Company entered into a 15-year PPA with an investment-grade regulated entity that commenced in April 2025. Also in connection with the acquisition, the Company entered into a financing agreement, which included the issuance of a $163 million term loan, as well as $22 million in letters of credit in support of debt service and facility obligations, supported by the Company’s interests in the Tuolumne wind facility. The Company utilized a portion of the proceeds from the term loan to pay $4 million in related financing costs. The term loan bears interest at a rate of SOFR plus 1.625% per annum and matures on April 28, 2030. The acquisition was funded with the borrowings under the new non-recourse facility-level debt, as well as existing sources of liquidity. The Company estimates that its total capital investment in Tuolumne will be $61 million, which includes estimated transaction expenses.
Luna Valley Drop Down — On April 29, 2025, the Company, through its indirect subsidiary, LV-Daggett Parent Holdco LLC, acquired Luna Valley Class B Member LLC, or Luna Valley Class B, the indirect owner of Luna Valley, a 200 MW solar facility that is currently under construction in Fresno County, California, from Clearway Renew for initial cash consideration of $18 million. At substantial completion, which is expected to occur in the second half of 2025, the Company estimates it will pay an additional $72 million to Clearway Renew. Luna Valley Class B consolidates as primary beneficiary, Luna Valley TE Holdco LLC, a tax equity fund that owns the Luna Valley solar facility. Also on April 29, 2025, a tax equity investor contributed $29 million to acquire the Class A membership interests in Luna Valley TE Holdco LLC. Luna Valley has PPAs with investment-grade counterparties that have a 17-year weighted average contract duration that commence when the underlying operating assets reach commercial operations, which is expected to occur in the second half of 2025. The acquisition was funded with existing sources of liquidity. The Company estimates that its total capital investment in Luna Valley Class B will be $90 million, excluding the impact of any closing adjustments noted in the purchase agreement.
Daggett 1 Drop Down — On April 29, 2025, the Company, through its indirect subsidiary, LV-Daggett Parent Holdco LLC, acquired Daggett 1 Class B Member LLC, or Daggett 1 Class B, the indirect owner of Daggett 1, a 114 MW BESS facility that is currently under construction in San Bernardino County, California, from Clearway Renew for initial cash consideration of $11 million. At substantial completion, which is expected to occur in the second half of 2025, the Company estimates it will pay an additional $42 million to Clearway Renew. Daggett 1 Class B consolidates as primary beneficiary, Daggett 1 TE Holdco LLC, a tax equity fund that owns the Daggett 1 BESS facility. Also on April 29, 2025, a tax equity investor contributed $27 million to acquire the Class A membership interests in Daggett 1 TE Holdco LLC. Daggett 1 has a PPA for capacity with an investment-grade counterparty for a contract duration of 15 years that commences when the facility reaches commercial operations, which is expected to occur in the second half of 2025. The acquisition was funded with existing sources of liquidity. The Company estimates that its total capital investment in Daggett 1 Class B will be $53 million, excluding the impact of any closing adjustments noted in the purchase agreement.

Rosamond South I Drop Down — On March 20, 2025, the Company, through its indirect subsidiary, Rosamond South Investment LLC, acquired the Class A membership interests in Rosie South TargetCo LLC, or Rosie South TargetCo, a partnership and the indirect owner of Rosamond South I, a 140 MW solar facility that is paired with a 117 MW BESS facility, which are both currently under construction in Rosamond, California, from Clearway Renew for initial cash consideration of $4 million. Simultaneously, a third-party cash equity investor acquired the Class B membership interests in Rosie South TargetCo from Clearway Renew for initial cash consideration of $10 million. At substantial completion, which is expected to occur in the second half of 2025, the Company estimates it will pay an additional $17 million to Clearway Renew and the third-party cash equity investor will contribute an additional $41 million. Rosie South TargetCo consolidates as primary beneficiary, Rosie South TE Holdco LLC, a tax equity fund that owns the Rosamond South I solar and BESS facility, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. Rosamond South I has PPAs with investment-grade counterparties that have a 15-year weighted average contract duration that commence when the underlying operating assets reach commercial operations, which is expected to occur in the second half of 2025. The Rosamond South I operations are reflected in the Company’s Renewables & Storage segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Rosamond South I on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the initial cash consideration of $4 million and the historical cost of the Company’s net liabilities assumed of $3 million was recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected the entire $4 million of the Company’s initial purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item distributions to CEG, net of contributions in the consolidated statements of stockholders’ equity. The Company estimates that its total capital investment in Rosie South TargetCo will be $21 million, excluding the impact of any closing adjustments noted in the purchase agreement.
The following is a summary of assets and liabilities transferred in connection with the acquisition as of March 20, 2025:

(In millions)	Rosamond South I
Property, plant and equipment (a)	$507
Right-of-use assets, net (b)	17
Other current and non-current assets	11
Total assets acquired	535

Long-term debt (c)	468
Long-term lease liabilities (b)	19
Derivative liabilities	4
Other current and non-current liabilities	51
Total liabilities assumed	542
Other comprehensive loss	(4)
Net liabilities assumed	$(3)

(a) Includes Construction in progress of $495 million.
(b) Balances primarily relate to a land lease agreement with a wholly-owned subsidiary of CEG, which expires on September 30, 2058.
(c) Includes a $179 million construction loan, a $6 million cash equity bridge loan and a $284 million tax equity bridge loan, offset by $1 million in unamortized debt issuance costs. See Note 7, Long-term Debt, for further discussion of the long-term debt assumed in the acquisition.
Note 4 — Investments Accounted for by the Equity Method and Variable Interest Entities
Entities that are not Consolidated
The Company has interests in entities that are considered VIEs under ASC 810, but for which it is not considered the primary beneficiary. The Company accounts for its interests in these entities and entities in which it has a significant investment under the equity method of accounting, as further described under Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the consolidated financial statements included in the Company’s 2024 Form 10-K.

The following table reflects the Company’s equity investments in unconsolidated affiliates as of March 31, 2025:

Name	Economic Interest	Investment Balance (a)
		(In millions)
Avenal	50%	$8
Desert Sunlight	25%	213
Elkhorn Ridge	66.7%	5
GenConn (b)	50%	73
San Juan Mesa	75%	1
		$300

(a) The Company’s maximum exposure to loss is limited to its investment balances.
(b) GenConn is a VIE.
Entities that are Consolidated
As further described under Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the consolidated financial statements included in the Company’s 2024 Form 10-K, the Company has a controlling financial interest in certain entities which have been identified as VIEs under ASC 810, Consolidations, or ASC 810. These arrangements are primarily related to tax equity arrangements entered into with third parties in order to monetize certain tax credits associated with wind, solar and BESS facilities. The Company also has a controlling financial interest in certain partnership arrangements with third-party investors, which also have been identified as VIEs. Under the Company’s arrangements that have been identified as VIEs, the third-party investors are allocated earnings, tax attributes and distributable cash in accordance with the respective limited liability company agreements. Many of these arrangements also provide a mechanism to facilitate achievement of the investor’s specified return by providing incremental cash distributions to the investor at a specified date if the specified return has not yet been achieved.
The following is a summary of significant activity during the three months ended March 31, 2025 related to the Company’s consolidated VIEs:
Rosie South TargetCo — As described in Note 3, Acquisitions, on March 20, 2025, Rosamond South Investment LLC, an indirect subsidiary of the Company, acquired the Class A membership interests in Rosie South TargetCo, which is a partnership. The Company consolidates Rosie South TargetCo as a VIE, as the Company is the primary beneficiary. Through its membership interests in Rosie South TargetCo, the Company receives 50% of distributable cash. The Company recorded the third-party cash equity investor’s noncontrolling interest in Rosie South TargetCo at the historical carrying amount, with the offset to additional paid-in capital. Rosie South TargetCo consolidates as primary beneficiary, and through its ownership of the Class B membership interests, Rosie South TE Holdco LLC, a tax equity fund that owns the Rosamond South I solar and BESS facility. The Class A membership interests in Rosie South TE Holdco LLC are held by a tax equity investor and are reflected as noncontrolling interest on the Company’s consolidated balance sheet.
The Company has updated the following disclosure of assets and liabilities for its consolidated VIEs to present combined totals, and has revised the amounts as of December 31, 2024 to reflect accurate comparative totals for the same relevant entities:

(In millions)	March 31, 2025	December 31, 2024
Other current and non-current assets	$816	$755
Property, plant and equipment	6,450	5,985
Total assets	$7,266	$6,740
Total liabilities	$2,436	$1,858

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
The carrying amount and estimated fair value of the Company’s recorded financial instrument not carried at fair market value or that does not approximate fair value is as follows:

	As of March 31, 2025		As of December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion (a)	$7,677	$7,255	$7,237	$6,715

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

	As of March 31, 2025		As of December 31, 2024
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$1,943	$5,312	$1,922	$4,793

Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheets. The following table presents assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2025		As of December 31, 2024
	Fair Value (a)		Fair Value (a)
(In millions)	Level 2 (b)	Level 3	Level 2 (b)	Level 3
Derivative assets:
Energy-related commodity contracts (c)	$—	$10	$—	$9
Interest rate contracts	127	—	166	—
Other financial instruments (d)	—	10	—	10
Total assets	$127	$20	$166	$19
Derivative liabilities:
Energy-related commodity contracts (e)	$—	$383	$—	$371
Interest rate contracts	4	—	—	—
Total liabilities	$4	$383	$—	$371

(a) There were no derivative assets or liabilities classified as Level 1 as of March 31, 2025 and December 31, 2024.
(b) The Company’s interest rate swaps are measured at fair value using an income approach, which uses readily observable inputs, such as forward interest rates (e.g., SOFR) and contractual terms to estimate fair value.
(c) Includes heat rate call option contracts.
(d) Includes SREC contract.
(e) Includes $378 million and $366 million related to long-term power commodity contracts as of March 31, 2025 and December 31, 2024, respectively, and $5 million related to heat rate call option contracts as of both March 31, 2025 and December 31, 2024.
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs:

	Three months ended March 31,
	2025	2024
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(352)	$(317)
Settlements	7	(1)
Total losses for the period included in earnings	(18)	(21)
Ending balance	$(363)	$(339)
Change in unrealized losses included in earnings for derivatives and other financial instruments held as of March 31, 2025	$(18)
Derivative and Financial Instruments Fair Value Measurements
The Company's contracts are non-exchange-traded and valued using prices provided by external sources. The Company uses quoted observable forward prices to value its energy-related commodity contracts, which includes long-term power commodity contracts and heat rate call option contracts. To the extent that observable forward prices are not available, the quoted prices reflect the average of the forward prices from the prior year, adjusted for inflation. As of March 31, 2025, contracts valued with prices provided by models and other valuation techniques make up 7% of derivative assets, 99% of derivative liabilities and 100% of other financial instruments.
The Company’s significant positions classified as Level 3 relate to physical and financial energy-related contracts, including long-term power commodity contracts and heat rate call option contracts executed in illiquid markets. The significant unobservable inputs used in developing fair value include illiquid power tenors and location pricing, which is derived by extrapolating pricing as a basis to liquid locations. The tenor pricing and basis spread are based on observable market data when available or derived from historic prices and forward market prices from similar observable markets when not available.

The following table quantifies the significant unobservable inputs used in developing the fair value of the Company’s Level 3 positions:

	March 31, 2025
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Long-term Power Commodity Contracts	$—	$378	Discounted Cash Flow	Forward Market Price ($ per MWh)	$21.19	$102.71	$47.51
Heat Rate Call Option Commodity Contracts	10	5	Option Model	Forward Market Price ($ per MWh)	(18.73)	973.92	47.50
			Option Model	Forward Market Price ($ per MMBtu)	0.80	11.67	3.86
Other Financial Instruments	10	—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	59,425 MWh	118,850 MWh	111,091 MWh
The following table provides the impact on the fair value measurements to increases/(decreases) in significant unobservable inputs as of March 31, 2025:

Type	Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Energy-Related Commodity Contracts	Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
Energy-Related Commodity Contracts	Forward Market Price Gas	Sell	Increase/(Decrease)	Higher/(Lower)
Other Financial Instruments	Forecast Generation Levels	Sell	Increase/(Decrease)	Higher/(Lower)
The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the Net Exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the Net Exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of March 31, 2025, the non-performance reserve was a $7 million gain recorded primarily to total operating revenues in the consolidated statements of operations. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
Concentration of Credit Risk
In addition to the credit risk discussion as disclosed under Item 15 — Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s 2024 Form 10-K, the following item is a discussion of the concentration of credit risk for the Company’s financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; (ii) monitoring of counterparties’ credit limits on an as needed basis; (iii) as applicable, the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties.

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
Note 6 — Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Item 15 — Note 7, Accounting for Derivative Instruments and Hedging Activities, to the consolidated financial statements included in the Company’s 2024 Form 10-K.
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. As of March 31, 2025, the Company had interest rate derivative instruments on non-recourse debt extending through 2033, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.
Energy-Related Commodity Contracts
As of March 31, 2025, the Company had energy-related derivative instruments extending through 2033. At March 31, 2025, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative transactions broken out by commodity:

		Total Volume
		March 31, 2025	December 31, 2024
Commodity	Units	(In millions)
Power	MWh	(27)	(25)
Natural Gas	MMBtu	10	11
Interest	Dollars	$1,798	$1,769

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the consolidated balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$4	$5	$—	$—
Interest rate contracts long-term	16	22	4	—
Total Derivatives Designated as Cash Flow Hedges	$20	$27	$4	$—
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	$16	$30	$—	$—
Interest rate contracts long-term	91	109	—	—
Energy-related commodity contracts current	4	4	73	56
Energy-related commodity contracts long-term	6	5	310	315
Total Derivatives Not Designated as Cash Flow Hedges	$117	$148	$383	$371
Total Derivatives	$137	$175	$387	$371
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty level. As of March 31, 2025 and December 31, 2024, the amount of outstanding collateral paid or received was immaterial. The following tables summarize the offsetting of derivatives by counterparty:

	Gross Amounts Not Offset in the Statement of Financial Position
As of March 31, 2025	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Energy-related commodity contracts	(In millions)
Derivative assets	$10	$—	$10
Derivative liabilities	(383)	—	(383)
Total energy-related commodity contracts	$(373)	$—	$(373)
Interest rate contracts
Derivative assets	$127	$—	$127
Derivative liabilities	(4)	—	(4)
Total interest rate contracts	$123	$—	$123
Total derivative instruments	$(250)	$—	$(250)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2024	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Energy-related commodity contracts	(In millions)
Derivative assets	$9	$—	$9
Derivative liabilities	(371)	—	(371)
Total energy-related commodity contracts	$(362)	$—	$(362)
Interest rate contracts
Derivative assets	$166	$—	$166
Total interest rate contracts	$166	$—	$166
Total derivative instruments	$(196)	$—	$(196)

Accumulated Other Comprehensive Income
The following table summarizes the effects on the Company’s accumulated OCI balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Three months ended March 31,
	2025	2024
	(In millions)
Accumulated OCI beginning balance	$14	$18
Rosamond South I Drop Down (a)	(4)	—
Reclassified from accumulated OCI to income due to realization of previously deferred amounts	—	(1)
Mark-to-market of cash flow hedge accounting contracts	(5)	—
Accumulated OCI ending balance, net of income tax expense of, $— and $2, respectively	5	17
Accumulated OCI attributable to noncontrolling interests	5	12
Accumulated OCI attributable to Clearway Energy, Inc.	$—	$5
Gains expected to be realized from OCI during the next 12 months, net of income tax expense of $1	$1

(a) Represents $1 million attributable to the Company and $3 million attributable to noncontrolling interests.
Amounts reclassified from accumulated OCI into income are recorded to interest expense.
Impact of Derivative Instruments on the Consolidated Statements of Operations
Mark-to-market gains/(losses) related to the Company’s derivatives are recorded in the consolidated statements of operations as follows:

	Three months ended March 31,
	2025	2024
	(In millions)
Interest Rate Contracts (Interest expense)	$(34)	$23
Energy-Related Commodity Contracts (Mark-to-market for economic hedging activities included in Total operating revenues) (a)	(11)	(23)
Energy-Related Commodity Contracts (Mark-to-market for economic hedging activities included in Cost of operations) (b)	—	(2)

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

Note 7 — Long-term Debt
This note should be read in conjunction with the complete description under Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company’s 2024 Form 10-K. The Company’s borrowings, including short-term and long-term portions, consisted of the following:

	Maturity Date	March 31, 2025	December 31, 2024	Interest Rate (a)
		(In millions)
Senior Notes	2028-2032	$2,125	$2,125	3.750% - 4.750%
Non-recourse facility-level debt:
Fixed rate	2031-2040	3,149	3,190	2.339% - 8.000%
Variable rate	2025-2033	2,401	1,920	S+1.250% - 2.775%
Total debt		7,675	7,235
Less current maturities		(392)	(430)
Less net debt issuance costs		(54)	(57)
Add premiums (b)		2	2
Total long-term debt		$7,231	$6,750

(a) As of March 31, 2025, S+ equals SOFR plus x%.
(b) Premiums relate to the 2028 Senior Notes.
At March 31, 2025, the Company had approximately $927 million in letters of credit outstanding, $86 million of which is related to the Company’s revolving credit facility.
The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of March 31, 2025, the Company was in compliance with all of the required covenants.
The discussion below describes material changes to or additions of long-term debt for the three months ended March 31, 2025.
Facility-level Debt
Buckthorn Solar
On April 9, 2025, the Company, through its indirect subsidiary, Buckthorn Solar Portfolio LLC, refinanced its existing credit agreement, which was scheduled to mature in May 2025, resulting in the issuance of a $104 million term loan facility, as well as $22 million in letters of credit in support of debt service and facility obligations. The term loan bears interest at a rate of SOFR plus 1.625% per annum and matures on April 9, 2031. The obligations under the new financing arrangement are supported by the Company’s interests in the Buckthorn Solar facility. The Company utilized the proceeds from the term loan and existing sources of liquidity to pay off the existing debt in the amount of $112 million.
Rosamond South I
On March 20, 2025, as part of the acquisition of Rosamond South I, as further described in Note 3, Acquisitions, the Company assumed the facility’s financing agreement, which included a $179 million construction loan that converts to a term loan when the facility reaches substantial completion, which is expected to occur in the second half of 2025, a $6 million cash equity bridge loan and a $284 million tax equity bridge loan, offset by $1 million in unamortized debt issuance costs. The cash equity bridge loan was repaid at acquisition date, along with $3 million in associated fees, utilizing $2 million from the third-party cash equity investor, as well as all of the proceeds from the Company, which were contributed back to the Company by CEG, and an additional $3 million contributed by CEG. The tax equity bridge loan will be repaid upon Rosamond South I reaching substantial completion with the final proceeds received from the tax equity investor, as well as the Company’s and the third-party cash equity investor’s additional purchase price, along with the $58 million that was contributed into escrow by the tax equity investor at acquisition date, which is included in restricted cash on the Company’s consolidated balance sheet. Subsequent to the acquisition, the Company borrowed an additional $14 million in construction loans through March 31, 2025.

Note 8 — Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the year are weighted for the portion of the year that they were outstanding. Diluted earnings (loss) per share is computed in a manner consistent with that of basic losses per share while giving effect to all potentially dilutive common shares that were outstanding during the period.
The reconciliation of the Company’s basic and diluted earnings (loss) per share is shown in the following table:

	Three months ended March 31,
	2025		2024
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted earnings (loss) per share attributable to Clearway Energy, Inc. common stockholders
Net income (loss) attributable to Clearway Energy, Inc.	$1	$3	$(1)	$(1)
Weighted average number of common shares outstanding — basic and diluted	35	83	35	82
Earnings (loss) per weighted average common share — basic and diluted	$0.03	$0.03	$(0.02)	$(0.02)

(a) Net income (loss) attributable to Clearway Energy, Inc. and basic and diluted earnings (loss) per share might not recalculate due to presenting amounts in millions rather than whole dollars.
Note 9 — Segment Reporting
The Company’s segment structure reflects how management currently operates and allocates resources. The Company’s businesses are segregated based on Flexible Generation and Renewables & Storage businesses, which consist of solar, wind and battery energy storage system, or BESS, facilities. The Corporate segment reflects the Company’s corporate costs and includes eliminating entries. The Company’s chief operating decision maker, its Chief Executive Officer, evaluates the performance of its segments based on net income (loss). The Company’s Chief Executive Officer reviews net income (loss) and its components on a monthly and quarterly basis to evaluate the performance of each segment and to determine how to allocate resources.

	Three months ended March 31, 2025
(In millions)	Flexible Generation	Renewables & Storage	Corporate (a)	Total
Operating revenues	$68	$230	$—	$298
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	31	91	—	122
Depreciation, amortization and accretion	28	135	—	163
General and administrative	—	—	10	10
Transaction and integration costs	—	—	3	3
Operating income (loss)	9	4	(13)	—
Equity in earnings of unconsolidated affiliates	—	5	—	5
Other income, net	1	5	1	7
Interest expense	(8)	(84)	(24)	(116)
Net Income (Loss)	2	(70)	(36)	(104)
Less: Net (loss) income attributable to noncontrolling interests	—	(111)	3	(108)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$2	$41	$(39)	$4
Balance Sheet
Equity investments in affiliates	$73	$227	$—	$300
Capital expenditures (b)	2	36	—	38
Total Assets	$1,916	$12,617	$114	$14,647

(a) Includes eliminations.
(b) Includes accruals.

	Three months ended March 31, 2024
(In millions)	Flexible Generation	Renewables & Storage	Corporate (a)	Total
Operating revenues	$95	$168	$—	$263
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	42	85	(1)	126
Depreciation, amortization and accretion	32	122	—	154
General and administrative	—	—	11	11
Transaction and integration costs	—	—	1	1
Operating income (loss)	21	(39)	(11)	(29)
Equity in earnings of unconsolidated affiliates	1	11	—	12
Other income, net	1	10	5	16
Loss on debt extinguishment	—	(1)	—	(1)
Interest expense	(7)	(25)	(25)	(57)
Income (loss) before income taxes	16	(44)	(31)	(59)
Income tax benefit	—	—	(13)	(13)
Net Income (Loss)	16	(44)	(18)	(46)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	—	(33)	(11)	(44)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$16	$(11)	$(7)	$(2)
Balance Sheet
Equity investments in affiliates	$76	$273	$—	$349
Capital expenditures (b)	3	80	—	83

(a) Includes eliminations.
(b) Includes accruals.
Note 10 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following amounts:

	Three months ended March 31,
	2025	2024
	(In millions, except percentages)
Loss before income taxes	$(104)	$(59)
Income tax expense (benefit)	—	(13)
Effective income tax rate	(0.3)%	22.0%
For the three months ended March 31, 2025 and 2024, the overall effective tax rate was different than the statutory rate of 21% primarily due to the allocation of taxable earnings and losses based on the partners’ interest in Clearway Energy LLC, which includes the effects of applying the HLBV method of accounting for book purposes for certain partnerships.
For the three months ended March 31, 2025, the income tax provision, which was immaterial, was calculated based on year-to-date results as this represents the best estimate of the income tax rate. This differs from the three months ended March 31, 2024, where the income tax provision was calculated based on a forecasted effective tax rate under ASC 740-270.
For tax purposes, Clearway Energy LLC is treated as a partnership; therefore, the Company and CEG each record their respective share of taxable income or loss.

Note 11 — Related Party Transactions
In addition to the transactions and relationships described elsewhere in the notes to the consolidated financial statements, certain subsidiaries of CEG provide services to the Company and its operating subsidiaries. Amounts due to CEG subsidiaries are recorded as accounts payable — affiliates and amounts due to the Company from CEG subsidiaries are recorded as accounts receivable — affiliates in the Company’s consolidated balance sheets. The disclosures below summarize the Company’s material related party transactions with CEG and its subsidiaries that are included in the Company’s operating costs. This footnote should be read in conjunction with the complete description under Item 15 — Note 15, Related Party Transactions, to the consolidated financial statements included in the Company’s 2024 Form 10-K.
O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various subsidiaries of the Company in the Renewables & Storage segment are party to services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, services to these subsidiaries. The Company incurred total expenses for these services of $21 million and $19 million for the three months ended March 31, 2025 and 2024, respectively, included in cost of operations in the consolidated statements of operations. There was a balance of $12 million due to RENOM as of both March 31, 2025 and December 31, 2024.
Administrative Services Agreements by and between the Company and CEG
Various subsidiaries of the Company are parties to services agreements with Clearway Asset Services LLC and Clearway Solar Asset Management LLC, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company's subsidiaries. The Company incurred expenses under these agreements of $5 million and $6 million for the three months ended March 31, 2025 and 2024, respectively, included in cost of operations in the consolidated statements of operations. There was a balance of $3 million due to CEG as of both March 31, 2025 and December 31, 2024.
CEG Master Services Agreement
The Company, along with certain of its subsidiaries, is a party to the CEG Master Services Agreement, pursuant to which CEG and certain of its affiliates or third-party service providers provide certain services to the Company. These services include operational and administrative services, including human resources, information systems, cybersecurity, external affairs, accounting, procurement and risk management services, and, effective January 1, 2025, internal audit, tax, legal and treasury services, in exchange for the payment of fees in respect of such services. Until January 1, 2025, the Company provided certain services to CEG under a separate Master Services Agreement, including accounting, internal audit, tax and treasury services, in exchange for the payment of fees in respect of such services. In addition, effective January 1, 2025, the Company directly bears all labor costs for certain employees of CEG who perform work on behalf of the Company.
The Company incurred net expenses under these agreements of $6 million and $1 million for the three months ended March 31, 2025 and 2024, respectively, included in the cost of operations in the consolidated statements of operations. There was a balance of $1 million and $5 million due to CEG as of March 31, 2025 and December 31, 2024, respectively.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company’s historical financial condition and results of operations.
As you read this discussion and analysis, refer to the Company’s consolidated financial statements to this Form 10-Q, which present the results of operations for the three months ended March 31, 2025 and 2024. Also refer to the Company’s 2024 Form 10-K, which includes detailed discussions of various items impacting the Company’s business, results of operations and financial condition.
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
The Company is one of the largest owners of clean energy generation assets in the U.S. The Company’s portfolio comprises approximately 11.8 GW of gross capacity in 26 states, including approximately 9 GW of wind, solar and battery energy storage systems, or BESS, and approximately 2.8 GW of dispatchable combustion-based power generation assets included in the Flexible Generation segment that provide critical grid reliability services. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of the Company’s Renewables & Storage segment offtake agreements was approximately 12 years as of March 31, 2025 based on CAFD.
As of March 31, 2025, the Company’s operating assets are comprised of the following facilities:

		Capacity
	Percentage	Rated	Net	Contract
Facilities	Ownership	MW	MW (a)	Counterparty	Expiration
Flexible Generation
Carlsbad	100%	527	527	SDG&E	2038
El Segundo	100%	546	546	SCE	2027 - 2029
GenConn Devon	50%	190	95	Connecticut Light & Power	2040
GenConn Middletown	50%	190	95	Connecticut Light & Power	2041
Marsh Landing	100%	820	820	Various	2026 - 2030
Walnut Creek	100%	501	501	Various	2026 - 2027
Total Flexible Generation		2,774	2,584
Utility Scale Solar
Agua Caliente	51%	290	148	PG&E	2039
Alpine	100%	66	66	PG&E	2033
Arica (b)	40%	263	105	Various	2026 - 2041
Avenal	50%	45	23	PG&E	2031
Avra Valley	100%	27	27	Tucson Electric Power	2032
Blythe	100%	21	21	SCE	2029
Borrego	100%	26	26	SDG&E	2038
Buckthorn Solar (b)	100%	150	150	City of Georgetown, TX	2043
CVSR	100%	250	250	PG&E	2038
Daggett 2 (b)	25%	182	46	Various	2038
Daggett 3 (b)	25%	300	75	Various	2033 - 2038
Desert Sunlight 250	25%	250	63	SCE	2034
Desert Sunlight 300	25%	300	75	PG&E	2039
Enterprise	100%	80	80	PacifiCorp	2036
Escalante I	100%	80	80	PacifiCorp	2036
Escalante II	100%	80	80	PacifiCorp	2036
Escalante III	100%	80	80	PacifiCorp	2036
Granite Mountain East	100%	80	80	PacifiCorp	2036
Granite Mountain West	100%	50	50	PacifiCorp	2036
Iron Springs	100%	80	80	PacifiCorp	2036
Kansas South	100%	20	20	PG&E	2033
Mililani I (b)	50%	39	20	Hawaiian Electric Company	2042
Oahu Solar (b)	100%	61	61	Hawaiian Electric Company	2041
Roadrunner	100%	20	20	El Paso Electric	2031

		Capacity
	Percentage	Rated	Net	Contract
Facilities	Ownership	MW	MW (a)	Counterparty	Expiration
Rosamond Central (b)	50%	192	96	Various	2035 - 2047
TA High Desert	100%	20	20	SCE	2033
Texas Solar Nova 1 (b)	50%	252	126	Verizon	2042
Texas Solar Nova 2 (b)	50%	200	100	Verizon	2042
Victory Pass (b)	40%	200	80	Various	2039
Waiawa (b)	50%	36	18	Hawaiian Electric Company	2043
Total Utility Scale Solar		3,740	2,166
Utility Scale BESS
Arica (b)	40%	136	54	Various	2039 - 2041
Daggett 2 (b)	25%	131	33	Various	2038
Daggett 3 (b)	25%	149	37	Various	2033 - 2038
Mililani I (b)	50%	39	20	Hawaiian Electric Company	2042
Rosamond Central (b)	50%	147	74	SCE	2039
Victory Pass (b)	40%	50	20	Various	2039
Waiawa (b)	50%	36	18	Hawaiian Electric Company	2043
Total Utility Scale BESS		688	256
Distributed Solar
DGPV Funds (b)	100%	286	286	Various	2030 - 2044
Solar Power Partners (SPP)	100%	24	24	Various	2026 - 2037
Other DG Facilities	100%	20	20	Various	2025 - 2039
Total Distributed Solar		330	330
Wind
Alta I	100%	150	150	SCE	2035
Alta II	100%	150	150	SCE	2035
Alta III	100%	150	150	SCE	2035
Alta IV	100%	102	102	SCE	2035
Alta V	100%	168	168	SCE	2035
Alta X	100%	137	137	SCE	2038
Alta XI	100%	90	90	SCE	2038
Black Rock (b)	50%	115	58	Toyota and Google	2036
Broken Bow	100%	80	80	Nebraska Public Power District	2032
Buffalo Bear	100%	19	19	Western Farmers Electric Co-operative	2033
Cedar Creek (b)	100%	160	160	PacifiCorp	2049
Cedro Hill (b)	100%	160	160	CPS Energy	2045
Crofton Bluffs	100%	42	42	Nebraska Public Power District	2032
Elbow Creek (b)	100%	122	122	Various	2029
Elkhorn Ridge	66.7%	81	54	Nebraska Public Power District	2029
Forward	100%	29	29	Constellation NewEnergy, Inc.	2025
Goat Wind	100%	150	150	Dow Pipeline Company	2025
Langford (b)	100%	160	160	Goldman Sachs	2033
Laredo Ridge	100%	81	81	Nebraska Public Power District	2031
Lookout	100%	38	38	Southern Maryland Electric Cooperative	2030
Mesquite Sky (b)	50%	340	170	Various	2033 - 2036
Mesquite Star (b)	50%	419	210	Various	2032 - 2035
Mountain Wind 1	100%	61	61	PacifiCorp	2033
Mountain Wind 2	100%	80	80	PacifiCorp	2033
Mt. Storm	100%	264	264	Citigroup	2031

		Capacity
	Percentage	Rated	Net	Contract
Facilities	Ownership	MW	MW (a)	Counterparty	Expiration
Ocotillo	100%	55	55	N/A
Pinnacle (b)	100%	54	54	Maryland Department of General Services and University System of Maryland	2031
Rattlesnake (b) (c)	100%	160	160	Avista Corporation	2040
San Juan Mesa	75%	120	90	Southwestern Public Service Company	2025
Sleeping Bear	100%	95	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	101	AEP Energy Partners	2029
Spanish Fork	100%	19	19	PacifiCorp	2028
Spring Canyon II	90.1%	34	31	Platte River Power Authority	2039
Spring Canyon III	90.1%	29	26	Platte River Power Authority	2039
Taloga	100%	130	130	Oklahoma Gas & Electric	2031
Wildorado (b)	100%	161	161	Southwestern Public Service Company	2030
Total Wind		4,306	3,807
Total Clearway Energy, Inc.		11,838	9,143

(a) Net capacity represents the maximum, or rated, generating or storage capacity of the facility multiplied by the Company’s percentage ownership in the facility as of March 31, 2025.
(b) Facilities are part of tax equity arrangements, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities.
(c) Rattlesnake has a deliverable capacity of 144 MW.

Significant Events
Third-Party Acquisitions
•On April 29, 2025, the Company acquired the Tuolumne wind facility from an investment-grade regulated entity for approximately $207 million, subject to working capital adjustments. Also in connection with the acquisition, the Company entered into a financing agreement, which included the issuance of a $163 million term loan, as well as $22 million in letters of credit in support of debt service and facility obligations, supported by the Company’s interests in the Tuolumne wind facility. The Company estimates that its total capital investment in Tuolumne will be $61 million, which includes estimated transaction expenses. See Note 3, Acquisitions, for further discussion of the transaction.
•On April 25, 2025, the Company entered into a binding agreement to acquire an approximately 100 MW operating solar facility located in California from a third party. The Company expects its total corporate capital commitment to acquire the facility to be between $120 million and $125 million, which the Company expects to fund with existing sources of liquidity. The facility reached commercial operations in 2013 and has a revenue contract with an investment-grade utility through 2038. The consummation of the transaction is subject to customary closing conditions and certain third-party approvals and is expected in the second half of 2025.
Drop Down Transactions
•On April 29, 2025, the Company, through its indirect subsidiary, LV-Daggett Parent Holdco LLC, acquired Luna Valley Class B, the indirect owner of the Luna Valley solar facility, from Clearway Renew for initial cash consideration of $18 million. At substantial completion, which is expected to occur in the second half of 2025, the Company estimates it will pay an additional $72 million to Clearway Renew. The Company estimates that its total capital investment in Luna Valley Class B will be $90 million, excluding the impact of any closing adjustments noted in the purchase agreement. See Note 3, Acquisitions, for further discussion of the transaction.
•On April 29, 2025, the Company, through its indirect subsidiary, LV-Daggett Parent Holdco LLC, acquired Daggett 1 Class B, the indirect owner of the Daggett 1 BESS facility, from Clearway Renew for initial cash consideration of $11 million. At substantial completion, which is expected to occur in the second half of 2025, the Company estimates it will pay an additional $42 million to Clearway Renew. The Company estimates that its total capital investment in Daggett 1 Class B will be $53 million, excluding the impact of any closing adjustments noted in the purchase agreement. See Note 3, Acquisitions, for further discussion of the transaction.
•On March 20, 2025, the Company, through its indirect subsidiary, Rosamond South Investment LLC, acquired the Class A membership interests in Rosie South TargetCo, a partnership and the indirect owner of the Rosamond South I solar facility, from Clearway Renew for initial cash consideration of $4 million. Simultaneously, a third-party cash equity investor acquired the Class B membership interests in Rosie South TargetCo from Clearway Renew for initial cash consideration of $10 million. At substantial completion, which is expected to occur in the second half of 2025, the Company estimates it will pay an additional $17 million to Clearway Renew and the third-party cash equity investor will contribute an additional $41 million. The Company estimates that its total capital investment in Rosie South TargetCo will be $21 million, excluding the impact of any closing adjustments noted in the purchase agreement. See Note 3, Acquisitions, for further discussion of the transaction.
•On February 12, 2025, the Company, through an indirect subsidiary, entered into an agreement with Clearway Renew to sell its membership interests in Mt. Storm, a 264 MW wind facility that is located in Grant County, West Virginia, for $121 million in cash consideration in order for Clearway Renew to repower the facility, which will occur in two phases. The consummation of the transaction is subject to customary conditions and third-party approvals and is expected in the second half of 2025. Additionally, the agreement contains an exclusive option for the Company to purchase the Class B membership interests in the tax equity fund that, upon mechanical completion of the first phase of the repowering of the facility, will own Mt. Storm. Mechanical completion of the first phase of the Mt. Storm repowering is expected to occur in the second half of 2026 with the second phase of the repowering expected to occur in the second half of 2027. The repowering of the facility is expected to increase the facility’s capacity to 335 MW. Upon achieving repowering commercial operations, which is expected to occur in 2027, the facility will sell power to Microsoft under a 20-year PPA.

RA Agreements
•On January 14, 2025, the Company contracted with a load serving entity to sell approximately 75 MW of El Segundo’s RA commencing in August 2026 and ending in December 2029. On February 4, 2025, the Company contracted with an additional load serving entity to sell approximately 197 MW of El Segundo’s RA commencing in August 2026 and ending in December 2029. El Segundo is now contracted for 100% of its capacity through 2027 and approximately 50% of its capacity through 2028.
Facility-level Financing Activities
•In connection with the 2025 Drop Down of Rosamond South I, the Company assumed non-recourse facility-level debt. See Note 7, Long-term Debt, for further discussion of the non-recourse facility-level debt associated with the facility.
•On April 9, 2025, the Company, through its indirect subsidiary, Buckthorn Solar Portfolio LLC, refinanced its credit agreement, which was scheduled to mature in May 2025, resulting in the issuance of a $104 million term loan facility, as well as $22 million in letters of credit in support of debt service and facility obligations. The Company utilized the proceeds from the term loan and existing sources of liquidity to pay off the existing debt. See Note 7, Long-term Debt, for further discussion of the refinanced credit agreement.
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
The Company’s environmental matters are further described in the Company’s 2024 Form 10-K in Item 1, Business — Environmental Matters and Item 1A, Risk Factors.
Regulatory Matters
The following disclosures about the Company’s regulatory matters provide an update to, and should be read in conjunction with, Item 1, Business — Regulatory Matters and Item 1A, Risk Factors, of the Company’s 2024 Form 10-K.
On March 6, 2024, the SEC adopted a new set of rules that would require a wide range of climate-related disclosures, including material climate-related risks, information on any climate-related targets or goals that are material to the registrant’s business, results of operations or financial condition, Scope 1 and Scope 2 GHG emissions on a phased-in basis by certain larger registrants when those emissions are material and the filing of an attestation report covering the same, and disclosure of the financial statement effects of severe weather events and other natural conditions including costs and losses. Litigation challenging the rules was filed by multiple parties in multiple jurisdictions, which was consolidated and assigned to the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC announced that it was voluntarily delaying the implementation of the climate disclosure rules while the U.S. Court of Appeals considered the litigation. On March 27, 2025, the SEC voted to end the defense of the rules in the litigation.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended March 31,
(In millions)	2025	2024	Change
Operating Revenues
Energy and capacity revenues	$333	$315	$18
Other revenues	20	16	4
Contract amortization	(44)	(46)	2
Mark-to-market for economic hedges	(11)	(22)	11
Total operating revenues	298	263	35
Operating Costs and Expenses
Cost of fuels	2	16	(14)
Operations and maintenance	93	83	10
Other costs of operations	27	27	—
Depreciation, amortization and accretion	163	154	9
General and administrative	10	11	(1)
Transaction and integration costs	3	1	2
Total operating costs and expenses	298	292	6
Operating Loss	—	(29)	29
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	5	12	(7)
Other income, net	7	16	(9)
Loss on debt extinguishment	—	(1)	1
Derivative interest (expense) income	(34)	23	(57)
Other interest expense	(82)	(80)	(2)
Total other expense, net	(104)	(30)	(74)
Loss Before Income Taxes	(104)	(59)	(45)
Income tax expense (benefit)	—	(13)	13
Net Loss	(104)	(46)	(58)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(108)	(44)	(64)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$4	$(2)	$6

	Three months ended March 31,
Business metrics:	2025	2024
Solar MWh generated/sold (in thousands) (a)	1,738	1,443
Wind MWh generated/sold (in thousands) (a)	2,743	2,519
Solar & Wind MWh generated/sold (in thousands) (a)	4,481	3,962
Solar weighted-average capacity factor (b)	25.7%	21.0%
Wind weighted-average capacity factor (c)	33.9%	31.0%
Flexible Generation MWh generated (in thousands)	65	175
Flexible Generation equivalent availability factor	89.3%	86.3%

(a) Volumes do not include the MWh generated/sold by the Company’s equity method investments.
(b) Typical average capacity factors for solar facilities is 25%. The weighted-average capacity factors can vary based on seasonality and weather.
(c) Typical average capacity factors for wind facilities is 25-45%. The weighted-average capacity factors can vary based on seasonality and weather.

Management’s Discussion of the Results of Operations for the Three Months Ended March 31, 2025 and 2024
Operating Revenues
Operating revenues increased by $35 million during the three months ended March 31, 2025, compared to the same period in 2024, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables & Storage Segment	Increase driven by the Victory Pass and Arica solar and BESS acquisitions, which reached commercial operations in March 2024 and April 2024, respectively, the acquisition of Texas Solar Nova 2 in March 2024 and the Rosamond Central BESS acquisition, which reached commercial operations in June 2024.	$22
	Increase driven primarily by higher solar generation.	8
	Increase driven by the Cedar Creek wind acquisition in April 2024.	6
	Increase driven primarily by higher wind generation.	2
Flexible Generation Segment	Decrease in energy revenue primarily driven by lower generation at the Walnut Creek, Marsh Landing and El Segundo facilities, which also decreased cost of fuels as noted below.	(16)
Contract amortization	Increase driven by Cedro Hill, which reached repowering commercial operations in December 2024, resulting in the extension of the amortization period.	2
Mark-to-market economic hedging activities	Increase primarily driven by decreases in forward power prices in the PJM market.	22
	Decrease in heat rate call option contracts primarily driven by changes in power market prices.	(11)
		$35
Cost of Fuels
Cost of fuels decreased by $14 million during the three months ended March 31, 2025, compared to the same period in 2024, primarily due to lower generation at the Walnut Creek, Marsh Landing and El Segundo facilities, which resulted in less fuel purchases.
Interest Expense
Interest expense increased by $59 million during the three months ended March 31, 2025, compared to the same period in 2024, primarily due to the change in fair value of interest rate swaps due to changes in interest rates.
Income Tax Expense (Benefit)
For the three months ended March 31, 2025, the Company recorded an immaterial income tax expense on a pretax loss of $104 million. For the same period in 2024, the Company recorded an income tax benefit of $13 million on a pretax loss of $59 million. The $13 million decrease in income tax benefit during the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to the allocation of taxable earnings and losses, which includes the effect of applying the HLBV method of accounting for book purposes for certain partnerships.
Net Loss Attributable to Noncontrolling Interests
For the three months ended March 31, 2025, the Company had a net loss of $108 million attributable to noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method (primarily due Daggett TE Holdco LLC, Daggett 2 TE Holdco LLC, VP-Arica TE Holdco LLC and Cedro Hill TE Holdco LLC HLBV losses)	$(146)
Income attributable to third-party partnerships	35
CEG’s economic interest in Clearway Energy LLC	3
$(108)

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
$(44)

Liquidity and Capital Resources
The Company’s principal liquidity requirements are to meet its financial commitments, finance current operations, fund capital expenditures, including investments and acquisitions from time to time, service debt and pay dividends. As a normal part of the Company’s business, depending on market conditions, the Company will from time to time consider opportunities to repay, redeem, repurchase or refinance its indebtedness. Changes in the Company’s operating plans, lower than anticipated sales, increased expenses, investments, acquisitions or other events may cause the Company to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.
Current Liquidity Position
As of March 31, 2025 and December 31, 2024, the Company’s liquidity was approximately $1,325 million and $1,330 million, respectively, comprised of cash, restricted cash and availability under the Company’s revolving credit facility.

(In millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents:
Clearway Energy, Inc. and Clearway Energy LLC, excluding subsidiaries	$90	$138
Subsidiaries	207	194
Restricted cash:
Operating accounts	166	184
Reserves, including debt service, distributions, performance obligations and other reserves	248	217
Total cash, cash equivalents and restricted cash	711	733
Revolving credit facility availability	614	597
Total liquidity	$1,325	$1,330
The Company’s liquidity includes $414 million and $401 million of restricted cash balances as of March 31, 2025 and December 31, 2024, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company’s facilities that are restricted in their use. As of March 31, 2025, these restricted funds were comprised of $166 million designated to fund operating expenses, approximately $133 million designated for current debt service payments and $83 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $32 million is held in distribution reserve accounts.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
As of March 31, 2025, the Company had no outstanding borrowings under the revolving credit facility and $86 million in letters of credit outstanding. The facility will continue to be used for general corporate purposes including financing of future investments or acquisitions and posting letters of credit.
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

The following table summarizes the credit ratings for the Company and its Senior Notes as of March 31, 2025:

	S&P	Moody’s
Clearway Energy, Inc.	BB	Ba2
4.750% Senior Notes, due 2028	BB	Ba2
3.750% Senior Notes, due 2031	BB	Ba2
3.750% Senior Notes, due 2032	BB	Ba2
Sources of Liquidity
The Company’s principal sources of liquidity include cash on hand, cash generated from operations, proceeds from sales of assets, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. As described in Note 7, Long-term Debt, to this Form 10-Q and Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company’s 2024 Form 10-K, the Company’s financing arrangements consist of corporate level debt, which includes Senior Notes and the revolving credit facility; the ATM Program; and facility-level financings for its various assets.
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
Capital Expenditures
The Company’s capital spending program is mainly focused on maintenance capital expenditures, consisting of costs to maintain the assets currently operating, such as costs to replace or refurbish assets during routine maintenance, and growth capital expenditures consisting of costs to construct new assets, costs to increase the operating capacity of existing assets and costs to complete the construction of assets where construction is in process.
For the three months ended March 31, 2025, the Company used approximately $56 million to fund capital expenditures, including growth expenditures of $55 million, primarily in the Renewables & Storage segment, funded through construction-related financing. Growth capital expenditures included $19 million incurred in connection with the Dan’s Mountain wind facility, $17 million incurred in connection with the repowering of the Cedro Hill wind facility, $9 million in connection with the Rosamond South I solar and BESS facility, $6 million in connection with the Victory Pass and Arica solar and BESS facilities and $4 million incurred by other facilities. In addition, the Company incurred $1 million of maintenance capital expenditures, which is net of credits received from equipment manufacturers.
Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of March 31, 2025, the Company has several investments with an ownership interest percentage of 50% or less. GenConn is a VIE for which the Company is not the primary beneficiary. The Company’s pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $277 million as of March 31, 2025. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.
Contractual Obligations and Commercial Commitments
The Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company’s capital expenditure programs, as disclosed in the Company’s 2024 Form 10-K.

Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by CEG, as well as generation assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its business.
Tuolumne Wind Acquisition — On April 29, 2025, the Company acquired the Tuolumne wind facility from an investment-grade regulated entity for approximately $207 million, subject to working capital adjustments. Tuolumne reached commercial operations in 2009. In connection with the acquisition, the Company entered into a 15-year PPA with an investment-grade regulated entity that commenced in April 2025. Also in connection with the acquisition, the Company entered into a financing agreement, which included the issuance of a $163 million term loan, as well as $22 million in letters of credit in support of debt service and facility obligations, supported by the Company’s interests in the Tuolumne wind facility. The Company utilized a portion of the proceeds from the term loan to pay $4 million in related financing costs. The acquisition was funded with the borrowings under the new non-recourse facility-level debt, as well as existing sources of liquidity. The Company estimates that its total capital investment in Tuolumne will be $61 million, which includes estimated transaction expenses.
Luna Valley Drop Down — On April 29, 2025, the Company, through its indirect subsidiary, LV-Daggett Parent Holdco LLC, acquired Luna Valley Class B, the indirect owner of the Luna Valley solar facility, from Clearway Renew for initial cash consideration of $18 million. At substantial completion, which is expected to occur in the second half of 2025, the Company estimates it will pay an additional $72 million to Clearway Renew. The Company estimates that its total capital investment in Luna Valley Class B will be $90 million, excluding the impact of any closing adjustments noted in the purchase agreement. Luna Valley has PPAs with investment-grade counterparties that have a 17-year weighted average contract duration that commence when the underlying operating assets reach commercial operations, which is expected to occur in the second half of 2025. The acquisition was funded with existing sources of liquidity.
Daggett 1 Drop Down — On April 29, 2025, the Company, through its indirect subsidiary, LV-Daggett Parent Holdco LLC, acquired Daggett 1 Class B, the indirect owner of the Daggett 1 BESS facility, from Clearway Renew for initial cash consideration of $11 million. At substantial completion, which is expected to occur in the second half of 2025, the Company estimates it will pay an additional $42 million to Clearway Renew. The Company estimates that its total capital investment in Daggett 1 Class B will be $53 million, excluding the impact of any closing adjustments noted in the purchase agreement. Daggett 1 has a PPA for capacity with an investment-grade counterparty for a contract duration of 15 years that commences when the facility reaches commercial operations, which is expected to occur in the second half of 2025. The acquisition was funded with existing sources of liquidity.
Rosamond South I Drop Down — On March 20, 2025, the Company, through its indirect subsidiary, Rosamond South Investment LLC, acquired the Class A membership interests in Rosie South TargetCo, a partnership and the indirect owner of the Rosamond South I solar facility, from Clearway Renew for initial cash consideration of $4 million. At substantial completion, which is expected to occur in the second half of 2025, the Company estimates it will pay an additional $17 million to Clearway Renew. The Company estimates that its total capital investment in Rosie South TargetCo will be $21 million, excluding the impact of any closing adjustments noted in the purchase agreement. Rosamond South I has PPAs with investment-grade counterparties that have a 15-year weighted average contract duration that commence when the underlying operating assets reach commercial operations, which is expected to occur in the second half of 2025. The acquisition was funded with existing sources of liquidity. As part of the acquisition of Rosamond South I, the Company assumed the facility’s financing agreement, which included a construction loan, which converts to a term loan when the facility reaches substantial completion, a cash equity bridge loan that was paid off at acquisition date and a tax equity bridge loan, which will be completely paid off when the facility reaches substantial completion. Subsequent to the acquisition, the Company borrowed an additional $14 million in construction loans through March 31, 2025.
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

The following table lists the dividends paid on the Company’s Class A common stock and Class C common stock during the three months ended March 31, 2025:

First Quarter 2025
Dividends per Class A share	$0.4312
Dividends per Class C share	0.4312
On April 29, 2025, the Company declared quarterly dividends on its Class A and Class C common stock of $0.4384 per share payable on June 16, 2025 to stockholders of record as of June 2, 2025.

Cash Flow Discussion
The following tables reflect the changes in cash flows for the comparative periods:

	Three months ended March 31,
	2025	2024	Change
	(In millions)
Net cash provided by operating activities	$95	$81	$14
Net cash used in investing activities	(46)	(203)	157
Net cash (used in) provided by financing activities	(71)	34	(105)
Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase from changes in working capital primarily driven by the timing of accounts receivable collections and payments of current liabilities, including accounts payable and current income taxes	$11
Increase in operating income after adjusting for non-cash items	4
Decrease in distributions from unconsolidated affiliates	(1)
$14
Net Cash Used in Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Decrease in cash paid for Drop Down Assets, net of cash acquired	$107
Decrease in capital expenditures	42
Increase in the return of investment from unconsolidated affiliates	2
Other	6
$157
Net Cash (Used in) Provided by Financing Activities

Changes in net cash (used in) provided by financing activities were driven by:	(In millions)
Decrease in contributions from noncontrolling interests, net of distributions	$(163)
Increase in dividends paid to common stockholders and distributions paid to CEG unit holders	(6)
Decrease in payments for long-term debt and proceeds from issuance of long-term debt	64
$(105)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
As of December 31, 2024, the Company had a cumulative federal NOL carryforward balance of $278 million for financial statement purposes, none of which were subject to expiration. Additionally, as of December 31, 2024, the Company had a cumulative state NOL carryforward balance of $99 million for financial statement purposes, which will expire between 2025 and 2041 if unutilized. The Company does not anticipate material income tax payments through 2026. In addition, as of December 31, 2024, the Company had PTC and ITC carryforward balances totaling $23 million, which will expire between 2035 and 2044 if unutilized.
As of December 31, 2024, the Company had an interest disallowance carryforward of $82 million as a result of Internal Revenue Code §163(j). The disallowed interest deduction has an indefinite carryforward period and any limitations on the utilization of this carryforward have been factored into the Company’s valuation allowance analysis.
The Company did not make any income tax payments during the three months ended March 31, 2025. The Company does not expect to pay additional material federal or state income taxes for the remainder of the current year. The Company does not anticipate being subject to the corporate minimum tax on financial statement income, which is discussed in further detail below.
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
The Company had no material uncertain tax benefits as of March 31, 2025.
Fair Value of Derivative Instruments
The Company may enter into energy-related commodity contracts to mitigate variability in earnings due to fluctuations in spot market prices. In addition, in order to mitigate interest rate risk associated with the issuance of variable rate debt, the Company enters into interest rate swap agreements.
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at March 31, 2025, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at March 31, 2025. For a full discussion of the Company’s valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses) Gains	(In millions)
Fair value of contracts as of December 31, 2024	$(196)
Contracts realized or otherwise settled during the period	15
Changes in fair value	(69)
Fair value of contracts as of March 31, 2025	$(250)

	Fair value of contracts as of March 31, 2025
	Maturity
Fair Value Hierarchy (Losses) Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$20	$36	$65	$2	$123
Level 3	(69)	(124)	(102)	(78)	(373)
Total	$(49)	$(88)	$(37)	$(76)	$(250)
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
The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company’s critical accounting policies include income taxes and valuation allowance for deferred tax assets, accounting utilizing HLBV and determining the fair value of financial instruments.
Recent Accounting Developments
See Note 2, Summary of Significant Accounting Policies, for a discussion of recent accounting developments.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to several market risks in its normal business activities. Market risk is the potential loss that may result from market changes associated with the Company’s power generation or with an existing or forecasted financial or commodity transaction. The types of market risks the Company is exposed to are commodity price risk, interest rate risk, liquidity risk and credit risk. The following disclosures about market risk provide an update to, and should be read in conjunction with, Item 7A — Quantitative and Qualitative Disclosures About Market Risk, of the Company’s 2024 Form 10-K.
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MWh increase or decrease in power prices across the term of the long-term power commodity contracts would cause a change of approximately $6 million to the net value of the related derivatives as of March 31, 2025.
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
Most of the Company’s subsidiaries enter into interest rate swaps intended to hedge the risks associated with interest rates on non-recourse facility-level debt. See Item 15 — Note 10, Long-term Debt, to the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the 2024 Form 10-K for more information about interest rate swaps of the Company’s subsidiaries.
If all of the interest rate swaps had been discontinued on March 31, 2025, the counterparties would have owed the Company $132 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of March 31, 2025, a change of 1%, or 100 basis points, in interest rates would result in an approximately $2 million change in market interest expense on a rolling twelve-month basis.
As of March 31, 2025, the fair value of the Company’s debt was $7,255 million and the carrying value was $7,677 million. The Company estimates that a decrease of 1%, or 100 basis points, in market interest rates would have increased the fair value of its long-term debt by approximately $293 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
None.

ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company’s 2024 Form 10-K. There have been no material changes in the Company’s risk factors since those reported in its 2024 Form 10-K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
Insider Trading Plans
During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
10.1
Third Amended and Restated Master Services Agreement and Payroll Sharing Agreement, dated as of February 13, 2025, by and among Clearway Energy, Inc., Clearway Energy Finance Inc., Clearway Energy LLC, Clearway Energy Operating LLC and Clearway Energy Group LLC.
Incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on February 25, 2025.
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

CLEARWAY ENERGY, INC. (Registrant)

/s/ CRAIG CORNELIUS
Craig Cornelius
President and Chief Executive Officer (Principal Executive Officer)

/s/ SARAH RUBENSTEIN
Sarah Rubenstein
Date: April 30, 2025	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)