Form 10-Q
period 2025-06-30
Clearway Energy, Inc.
filed 2025-08-06
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025

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
Yes ☐       No ☒
As of July 31, 2025, there were 34,613,853 shares of Class A common stock outstanding, par value $0.01 per share, 42,738,750 shares of Class B common stock outstanding, par value $0.01 per share, 83,263,747 shares of Class C common stock outstanding, par value $0.01 per share, and 41,576,142 shares of Class D common stock outstanding, par value $0.01 per share.

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
CAFD
A non-GAAP measure, Cash Available for Distribution is defined as of June 30, 2025 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, cash receipts from notes receivable, cash distributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments and payments for lease expenses, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, changes in prepaid and accrued capacity payments and adjusted for development expenses

CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreement	Amended and Restated Master Services Agreement and Payroll Sharing Agreement, effective as of January 1, 2025, among the Company, Clearway Energy Finance Inc., Clearway Energy LLC, Clearway Energy Operating LLC and CEG
Clearway Energy LLC	The holding company through which the facilities are owned by Clearway Energy Group LLC, the holder of Class B and Class D units, and Clearway Energy, Inc., the holder of the Class A and Class C units
Clearway Energy Group LLC	The holder of all shares of the Company’s Class B and Class D common stock and Clearway Energy LLC’s Class B and Class D units and, from time to time, possibly shares of the Company’s Class A and/or Class C common stock. Clearway Energy Group LLC is a leading developer of renewable energy, energy storage and power infrastructure in the U.S.
Clearway Energy Operating LLC	The holder of facilities that are owned by Clearway Energy LLC
Clearway Renew	Clearway Renew LLC, a subsidiary of CEG, and its wholly-owned subsidiaries
Company	Clearway Energy, Inc., together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
Daggett 1 Class B	Daggett 1 Class B Member LLC, the indirect owner of Daggett 1
Dan’s Mountain TargetCo	Dan’s Mountain TargetCo LLC, a partnership and the indirect owner of Dan’s Mountain
Distributed Solar	Solar power facilities, typically less than 20 MW in size (on an alternating current, or AC, basis), that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Assets under common control acquired by the Company from CEG
ERCOT	Electric Reliability Council of Texas, the ISO and the regional reliability coordinator of the various electricity systems within Texas
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Flexible Generation	Formerly the Conventional Generation segment

GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GIM	Global Infrastructure Management, LLC, the manager of GIP and an indirect subsidiary of BlackRock
GIP
Global Infrastructure Partners, an infrastructure fund manager managed by GIM that makes equity and debt investments in infrastructure assets and businesses. GIM is an indirect subsidiary of BlackRock.

GW	Gigawatt
HLBV	Hypothetical Liquidation at Book Value
IRS	Internal Revenue Service
ISO	Independent System Operator, also referred to as an RTO
ITC	Investment Tax Credit
Luna Valley Class B	Luna Valley Class B Member LLC, the indirect owner of Luna Valley
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
Net Exposure	Counterparty credit exposure to Clearway Energy, Inc., net of collateral
NOLs	Net Operating Losses
OCI/OCL	Other comprehensive income/loss
O&M	Operations and Maintenance
PG&E	Pacific Gas and Electric Company
Pine Forest TargetCo	Pine Forest CE TargetCo LLC, a partnership and the indirect owner of Pine Forest
Pine Forest TE Class A	Pine Forest TE Class A Owner LLC, a consolidated subsidiary of Clearway Energy Finance Inc. and an indirect subsidiary of the Company
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PTC	Production Tax Credit
RA	Resource adequacy
Renewables & Storage	Formerly the Renewables segment
RENOM	Clearway Renewable Operation & Maintenance LLC, a wholly-owned subsidiary of CEG
Rosie South TargetCo	Rosie South TargetCo LLC, a partnership and the indirect owner of Rosamond South I
RTO	Regional Transmission Organization
SCE	Southern California Edison
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2028 Senior Notes, the 2031 Senior Notes and the 2032 Senior Notes
SOFR	Secured Overnight Financing Rate
SPP	Solar Power Partners
SREC	Solar Renewable Energy Credit
TotalEnergies	TotalEnergies SE, a global multi-energy company
U.S.	United States of America
Utility Scale Solar	Solar power facilities, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VIE	Variable Interest Entity

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Operating Revenues
Total operating revenues	$392	$366	$690	$629
Operating Costs and Expenses
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	131	117	253	243
Depreciation, amortization and accretion	163	153	326	307
General and administrative	11	9	21	20
Transaction and integration costs	2	3	5	4
Total operating costs and expenses	307	282	605	574
Operating Income	85	84	85	55
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	7	8	12	20
Other income, net	8	12	15	28
Loss on debt extinguishment	—	(2)	—	(3)
Interest expense	(83)	(88)	(199)	(145)
Total other expense, net	(68)	(70)	(172)	(100)
Income (Loss) Before Income Taxes	17	14	(87)	(45)
Income tax expense (benefit)	5	10	5	(3)
Net Income (Loss)	12	4	(92)	(42)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(21)	(47)	(129)	(91)
Net Income Attributable to Clearway Energy, Inc.	$33	$51	$37	$49
Earnings Per Share Attributable to Clearway Energy, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic and diluted	35	35	35	35
Weighted average number of Class C common shares outstanding - basic and diluted	83	82	83	82
Earnings Per Weighted Average Class A and Class C Common Share - Basic and Diluted	$0.28	$0.43	$0.31	$0.41
Dividends Per Class A Common Share	$0.4384	$0.4102	$0.8696	$0.8135
Dividends Per Class C Common Share	$0.4384	$0.4102	$0.8696	$0.8135
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Net Income (Loss)	$12	$4	$(92)	$(42)
Other Comprehensive (Loss) Income
Unrealized (loss) gain on derivatives and changes in accumulated OCI, net of income tax benefit of $(4), $—, $(5) and $—	(13)	1	(18)	—
Other comprehensive (loss) income	(13)	1	(18)	—
Comprehensive (Loss) Income	(1)	5	(110)	(42)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(30)	(46)	(141)	(89)
Comprehensive Income Attributable to Clearway Energy, Inc.	$29	$51	$31	$47
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except shares)	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$260	$332
Restricted cash	526	401
Accounts receivable — trade	232	164
Accounts receivable — affiliates	1	—
Inventory	70	64
Derivative instruments	25	39
Prepayments and other current assets	73	67
Total current assets	1,187	1,067
Property, plant and equipment, net	11,385	9,944
Other Assets
Equity investments in affiliates	297	309
Intangible assets for power purchase agreements, net	2,215	2,125
Other intangible assets, net	65	68
Derivative instruments	109	136
Right-of-use assets, net	606	547
Other non-current assets	169	133
Total other assets	3,461	3,318
Total Assets	$16,033	$14,329
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$460	$430
Accounts payable — trade	159	82
Accounts payable — affiliates	41	31
Derivative instruments	62	56
Accrued interest expense	52	53
Accrued expenses and other current liabilities	60	66
Total current liabilities	834	718
Other Liabilities
Long-term debt	8,251	6,750
Deferred income taxes	42	89
Derivative instruments	324	315
Long-term lease liabilities	635	569
Other non-current liabilities	367	324
Total other liabilities	9,619	8,047
Total Liabilities	10,453	8,765
Redeemable noncontrolling interest in subsidiaries	38	—
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 202,185,894 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 83,257,149, Class D 41,576,142) at June 30, 2025 and 202,147,579 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 82,833,226, Class D 41,961,750) at December 31, 2024	1	1
Additional paid-in capital	1,670	1,805
Retained earnings	188	254
Accumulated other comprehensive (loss) income	(10)	3
Noncontrolling interest	3,693	3,501
Total Stockholders’ Equity	5,542	5,564
Total Liabilities and Stockholders’ Equity	$16,033	$14,329
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(In millions)	2025	2024
Cash Flows from Operating Activities
Net Loss	$(92)	$(42)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(12)	(20)
Distributions from unconsolidated affiliates	13	15
Depreciation, amortization and accretion	326	307
Amortization of financing costs and debt discounts	7	7
Amortization of intangibles	88	91
Loss on debt extinguishment	—	3
Reduction in carrying amount of right-of-use assets	8	8
Changes in deferred income taxes	2	(1)
Changes in derivative instruments and amortization of accumulated OCI	22	49
Changes in other working capital	(76)	(140)
Net Cash Provided by Operating Activities	286	277
Cash Flows from Investing Activities
Acquisitions	(211)	—
Acquisition of Drop Down Assets, net of cash acquired	(77)	(671)
Capital expenditures	(132)	(202)
Return of investment from unconsolidated affiliates	10	35
Decrease in note receivable - affiliate	—	184
Other	12	7
Net Cash Used in Investing Activities	(398)	(647)
Cash Flows from Financing Activities
Contributions from noncontrolling interests, net of distributions	380	1,399
Payments of dividends and distributions	(176)	(164)
Pro-rata distributions to CEG	(7)	—
Proceeds from the revolving credit facility	112	—
Proceeds from the issuance of long-term debt	362	236
Payments of debt issuance costs	(7)	(4)
Payments for long-term debt	(498)	(1,577)
Other	(1)	(1)
Net Cash Provided by (Used in) Financing Activities	165	(111)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	53	(481)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	733	1,051
Cash, Cash Equivalents and Restricted Cash at End of Period	$786	$570
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2025
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity
Balances at December 31, 2024	$—	$1	$1,805	$254	$3	$3,501	$5,564
Net income (loss)	—	—	—	4	—	(108)	(104)
Unrealized loss on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	(2)	(3)	(5)
Distributions to CEG, net of contributions, cash	—	—	—	—	—	(2)	(2)
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	51	51
Distributions to noncontrolling interests, non-cash	—	—	—	—	—	(4)	(4)
Transfers of assets under common control	—	—	(89)	—	(1)	79	(11)
Non-cash adjustments for change in tax basis	—	—	18	—	—	—	18
Stock-based compensation	—	—	1	—	—	—	1
Common stock dividends and distributions to CEG unit holders	—	—	—	(51)	—	(36)	(87)
Other	—	—	—	—	—	(1)	(1)
Balances at March 31, 2025	—	1	1,735	207	—	3,477	5,420
Net income (loss)	—	—	—	33	—	(8)	25
Unrealized loss on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	(4)	(9)	(13)
Contributions from CEG, net of distributions, cash	—	—	—	—	—	46	46
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	238	238
Pro-rata distributions to CEG, cash	—	—	—	—	—	(7)	(7)
Transfers of assets under common control	—	—	(93)	—	(6)	(8)	(107)
Non-cash adjustments for change in tax basis	—	—	27	—	—	—	27
Stock-based compensation	—	—	1	—	—	—	1
Common stock dividends and distributions to CEG unit holders	—	—	—	(51)	—	(38)	(89)
Other	—	—	—	(1)	—	2	1
Balances at June 30, 2025	$—	$1	$1,670	$188	$(10)	$3,693	$5,542
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2024
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balances at December 31, 2023	$—	$1	$1,732	$361	$7	$2,893	$4,994
Net loss	—	—	—	(2)	—	(45)	(47)
Unrealized (loss) gain on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	(2)	1	(1)
Distributions to CEG, net of contributions, cash	—	—	—	—	—	(1)	(1)
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	215	215
Transfers of assets under common control	—	—	2	—	—	(42)	(40)
Non-cash adjustments for change in tax basis	—	—	6	—	—	—	6
Stock based compensation	—	—	1	—	—	—	1
Common stock dividends and distributions to CEG unit holders	—	—	—	(47)	—	(34)	(81)
Other	—	—	—	(1)	—	—	(1)
Balances at March 31, 2024	—	1	1,741	311	5	2,987	5,045
Net income (loss)	—	—	—	51	—	(51)	—
Unrealized gain on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	—	1	1
Contributions from CEG, net of distributions, cash	—	—	—	—	—	222	222
Contributions from noncontrolling interest, net of distributions, cash	—	—	—	—	—	988	988
Distributions to noncontrolling interests, net of contributions, non-cash	—	—	—	—	—	(1)	(1)
Transfers of assets under common control	—	—	5	—	—	(549)	(544)
Non-cash adjustment for change in tax basis	—	—	85	—	—	—	85
Stock based compensation	—	—	(1)	—	—	—	(1)
Common stock dividends and distributions to CEG unit holders	—	—	—	(48)	—	(35)	(83)
Other	—	—	—	—	—	(1)	(1)
Balances at June 30, 2024	$—	$1	$1,830	$314	$5	$3,561	$5,711
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
The Company is one of the largest owners of clean energy generation assets in the U.S. The Company’s portfolio comprises approximately 12 GW of gross capacity in 27 states, including approximately 9.2 GW of wind, solar and battery energy storage systems, or BESS, and approximately 2.8 GW of dispatchable combustion-based power generation assets included in the Flexible Generation segment that provide critical grid reliability services. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets.
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
As of June 30, 2025, the Company owned 58.30% of the economic interests of Clearway Energy LLC, with CEG owning 41.70% of the economic interests of Clearway Energy LLC.

The following table represents a summarized structure of the Company as of June 30, 2025:

Global Infrastructure Partners (a)
TotalEnergies (a)
Clearway Energy Group LLC
Public shareholders
Class B Common Stock and Class D Common Stock Aggregate 54.91% Voting Interest
Class B Units and Class D Units Aggregate 41.70% Economic Interest
Clearway Energy, Inc.
Class A Common Stock and Class C Common Stock Aggregate 45.09% Voting Interest
Sole Managing Member Class A Units and Class C Units Aggregate 58.30% Economic Interest
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
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2025, and results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2025 and 2024.
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

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at subsidiary facilities was $214 million and $194 million as of June 30, 2025 and December 31, 2024, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2025	December 31, 2024
	(In millions)
Cash and cash equivalents	$260	$332
Restricted cash	526	401
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$786	$733
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company’s facilities that are restricted in their use. As of June 30, 2025, these restricted funds were comprised of $112 million designated to fund operating expenses, $176 million designated for current debt service payments and $83 million restricted for reserves including debt service, performance obligations and other reserves as well as capital expenditures. The remaining $155 million is held in distributions reserve accounts.
Accumulated Depreciation and Accumulated Amortization
The following table presents the accumulated depreciation included in property, plant and equipment, net, and accumulated amortization included in intangible assets, net:

	June 30, 2025	December 31, 2024
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$4,398	$4,086
Intangible Assets Accumulated Amortization	1,283	1,194
Dividends to Class A and Class C Common Stockholders
The following table lists the dividends paid on the Company's Class A and Class C common stock during the six months ended June 30, 2025:

	Second Quarter 2025	First Quarter 2025
Dividends per Class A share	$0.4384	$0.4312
Dividends per Class C share	0.4384	0.4312
Dividends on the Class A and Class C common stock are subject to available capital, market conditions and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
On August 4, 2025, the Company declared quarterly dividends on its Class A and Class C common stock of $0.4456 per share payable on September 16, 2025 to stockholders of record as of September 2, 2025.
Noncontrolling Interests
Clearway Energy LLC Distributions to CEG
The following table lists distributions paid to CEG during the six months ended June 30, 2025 on Clearway Energy LLC’s Class B and D units:

	Second Quarter 2025	First Quarter 2025
Distributions per Class B Unit	$0.4384	$0.4312
Distributions per Class D Unit	0.4384	0.4312

In addition to the quarterly distributions paid to CEG, on June 10, 2025, Clearway Energy LLC distributed an additional $7 million to CEG, which represents CEG’s pro-rata share of distributions related to the Company’s $9 million contribution through Pine Forest TE Class A Owner LLC, or Pine Forest TE Class A, an indirect subsidiary of the Company, to acquire the Class A membership interests in Pine Forest TE HoldCo LLC, as further described in Note 3, Acquisitions.
On August 4, 2025, Clearway Energy LLC declared a distribution on its Class B and Class D units of $0.4456 per unit payable on September 16, 2025 to unit holders of record as of September 2, 2025.
Redeemable Noncontrolling Interests
To the extent that a third party has the right to redeem their interests for cash or other assets, the Company has included the noncontrolling interest attributable to the third party as a component of temporary equity in the mezzanine section of the consolidated balance sheet. The following table reflects the changes in the Company’s redeemable noncontrolling interest balance:

(In millions)
Balance at December 31, 2024	$—
Cash contributions from redeemable noncontrolling interests	54
Non-cash distributions to redeemable noncontrolling interests	(3)
Comprehensive loss attributable to redeemable noncontrolling interests	(13)
Balance at June 30, 2025	$38
Revenue Recognition
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers along with the reportable segment for each category:

	Three months ended June 30, 2025
(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue (a)	$5	$333	$338
Capacity revenue (a)	68	22	90
Other revenues	1	21	22
Contract amortization	(4)	(41)	(45)
Mark-to-market for economic hedges	(20)	7	(13)
Total operating revenues	50	342	392
Less: Contract amortization	4	41	45
Less: Mark-to-market for economic hedges	20	(7)	13
Less: Lease revenue	(29)	(244)	(273)
Total revenue from contracts with customers	$45	$132	$177

(a) The following amounts of energy and capacity revenues relate to leases and are accounted for under ASC 842:

(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue	$—	$232	$232
Capacity revenue	29	12	41
Total	$29	$244	$273

	Three months ended June 30, 2024
(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue (a)	$10	$334	$344
Capacity revenue (a)	67	13	80
Other revenues	1	29	30
Contract amortization	(4)	(42)	(46)
Mark-to-market for economic hedges	(5)	(37)	(42)
Total operating revenues	69	297	366
Less: Contract amortization	4	42	46
Less: Mark-to-market for economic hedges	5	37	42
Less: Lease revenue	(28)	(267)	(295)
Total revenue from contracts with customers	$50	$109	$159

(a) The following amounts of energy and capacity revenues relate to leases and are accounted for under ASC 842:

(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue	$—	$258	$258
Capacity revenue	28	9	37
Total	$28	$267	$295

	Six months ended June 30, 2025
(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue (a)	$11	$575	$586
Capacity revenue (a)	132	43	175
Other revenues	2	40	42
Contract amortization	(9)	(80)	(89)
Mark-to-market for economic hedges	(18)	(6)	(24)
Total operating revenues	118	572	690
Less: Contract amortization	9	80	89
Less: Mark-to-market for economic hedges	18	6	24
Less: Lease revenue	(58)	(425)	(483)
Total revenue from contracts with customers	$87	$233	$320

(a) The following amounts of energy and capacity revenues relate to leases and are accounted for under ASC 842:

(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue	$1	$400	$401
Capacity revenue	57	25	82
Total	$58	$425	$483

	Six months ended June 30, 2024
(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue (a)	$32	$555	$587
Capacity revenue (a)	130	22	152
Other revenues	3	43	46
Contract amortization	(9)	(83)	(92)
Mark-to-market for economic hedges	8	(72)	(64)
Total operating revenues	164	465	629
Less: Contract amortization	9	83	92
Less: Mark-to-market for economic hedges	(8)	72	64
Less: Lease revenue	(57)	(444)	(501)
Total revenue from contracts with customers	$108	$176	$284

(a) The following amounts of energy and capacity revenues relate to leases and are accounted for under ASC 842:

(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue	$1	$427	$428
Capacity revenue	56	17	73
Total	$57	$444	$501
Contract Balances
The following table reflects the contract assets included on the Company’s consolidated balance sheets:

	June 30, 2025	December 31, 2024
	(In millions)
Accounts receivable, net - Contracts with customers	$103	$75
Accounts receivable, net - Leases	129	89
Total accounts receivable, net	$232	$164
Note 3 — Acquisitions
Catalina Solar Acquisition — On July 16, 2025, the Company, through its indirect subsidiary, Catalina Solar Investment LLC, acquired Catalina Solar Lessee Holdco LLC, which leases and operates Catalina, a 109 MW solar facility located in Kern County, California, from a third-party for approximately $127 million. Catalina reached commercial operations in 2013 and has a PPA with an investment-grade utility through 2038. The acquisition was funded with existing sources of liquidity. The Company estimates that its net capital investment in Catalina will be $125 million after factoring in cash acquired and estimated transaction expenses.
Pine Forest Drop Down — On June 10, 2025, the Company, through its indirect subsidiary, Pine Forest CE Class A Owner LLC, acquired the Class A membership interests in Pine Forest CE TargetCo LLC, or Pine Forest TargetCo, a partnership and the indirect owner of Pine Forest, a 300 MW solar facility that is paired with a 200 MW BESS facility, which are both currently under construction in Hopkins County, Texas, from Clearway Renew for initial cash consideration of $18 million. Simultaneously, a third-party cash equity investor acquired the Class B membership interests in Pine Forest TargetCo from Clearway Renew for initial cash consideration of $36 million. Pine Forest TargetCo consolidates as primary beneficiary, Pine Forest TE HoldCo LLC, a tax equity fund that directly owns the Pine Forest solar and BESS facility, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. Also on June 10, 2025, the Company, through its indirect subsidiary, Pine Forest TE Class A, contributed $9 million to acquire the Class A membership interests in Pine Forest TE HoldCo LLC. At substantial completion, which is expected to occur in the second half of 2025, the Company estimates it will pay an additional $72 million to Clearway Renew for its Class A membership interests in Pine Forest TargetCo and will contribute an additional $37 million for its Class A membership interests in Pine Forest TE HoldCo LLC. In addition, the third-party cash equity investor in Pine Forest TargetCo is expected to contribute an additional $144 million.

Pine Forest has PPAs for the solar facility with investment-grade counterparties and a 20-year weighted average contract duration that will commence when the underlying operating assets reach commercial operations, which is expected to occur in the second half of 2025. Pine Forest is reflected in the Company’s Renewables & Storage segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Pine Forest on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the initial cash consideration of $18 million and the historical cost of the Company’s net liabilities assumed of $9 million was recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected the entire $18 million of the Company’s initial purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item contributions from CEG, net of distributions in the consolidated statements of stockholders’ equity. The Company estimates that its total capital investment in Pine Forest TargetCo will be $136 million, excluding the impact of any closing adjustments noted in the purchase agreement.
The following is a summary of assets and liabilities transferred in connection with the acquisition as of June 10, 2025:

(In millions)	Pine Forest
Restricted cash	$1
Property, plant and equipment (a)	560
Right-of-use assets, net	17
Derivative assets	6
Total assets acquired	584

Long-term debt (b)	515
Long-term lease liabilities	18
Derivative liabilities	1
Other current and non-current liabilities	54
Total liabilities assumed	588
Other comprehensive income	5
Net liabilities assumed	$(9)

(a) Includes Construction in progress of $550 million.
(b) Includes a $103 million construction loan, a $102 million cash equity bridge loan, a $41 million tax equity bridge loan and a $275 million tax credit transfer bridge loan, offset by $6 million in unamortized debt issuance costs. See Note 7, Long-term Debt, for further discussion of the long-term debt assumed in the acquisition.

Tuolumne Wind Acquisition — On April 29, 2025, the Company, through its indirect subsidiary, Washington Wind LLC, acquired Tuolumne, a 137 MW wind facility located in Klickitat County, Washington, from an investment-grade regulated entity for approximately $210 million, which excludes $1 million in transaction expenses incurred in connection with the acquisition during the six months ended June 30, 2025. Tuolumne reached commercial operations in 2009. In connection with the acquisition, the Company entered into a 15-year PPA with an investment-grade regulated entity that commenced in April 2025. Tuolumne is reflected in the Company’s Renewables & Storage segment and the acquisition was funded with borrowings under the new financing agreement that was entered into in connection with the acquisition, as further described in Note 7, Long-term Debt, as well as existing sources of liquidity. After factoring in transaction expenses and the new financing, the Company’s net capital investment in Tuolumne was $59 million. The acquisition was determined to be an asset acquisition and the purchase price, including transaction expenses, was allocated to the fair value of the assets acquired and liabilities assumed on the acquisition date as follows:

(In millions)	Tuolumne
Property, plant and equipment	$37
Intangible asset for power purchase agreement	176
Right-of-use assets	5
Other current and non-current assets	1
Total assets acquired	219

Long-term lease liabilities	4
Other current and non-current liabilities	4
Total liabilities assumed	8
Net assets acquired	$211
Fair value measurements
The fair value of property, plant and equipment for the Company’s third-party acquisition of Tuolumne was determined primarily based on an income method using discounted cash flows and validated using a cost approach based on the replacement cost of the assets less economic depreciation. This methodology was utilized as the forecasted cash flows incorporate specific attributes including age, useful life, equipment condition and technology. The fair value of intangible asset for power purchase agreement was determined utilizing a variation of the income approach determined by discounting incremental cash flows associated with the contract to present value. Primary assumptions utilized included estimates of generation, contractual prices, operating expenses and the weighted average cost of capital reflective of a market participant. These assumptions are considered to be a Level 3 measurement as defined in ASC 820, as they utilize inputs that are not observable in the market.
Luna Valley Drop Down — On April 29, 2025, the Company, through its indirect subsidiary, LV-Daggett Parent Holdco LLC, acquired Luna Valley Class B Member LLC, or Luna Valley Class B, the indirect owner of Luna Valley, a 200 MW solar facility that is currently under construction in Fresno County, California, from Clearway Renew for initial cash consideration of $18 million. At substantial completion, which is expected to occur in the second half of 2025, the Company estimates it will pay an additional $72 million to Clearway Renew. Luna Valley Class B consolidates as primary beneficiary, Luna Valley TE Holdco LLC, a tax equity fund that owns the Luna Valley solar facility, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. Luna Valley has PPAs with investment-grade counterparties that have a 17-year weighted average contract duration that commence when the underlying operating assets reach commercial operations, which is expected to occur in the second half of 2025. Luna Valley is reflected in the Company’s Renewables & Storage segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Luna Valley on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the initial cash consideration of $18 million and the historical cost of the Company’s net liabilities assumed of $7 million was recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected the entire $18 million of the Company’s initial purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item contributions from CEG, net of distributions in the consolidated statements of stockholders’ equity. The Company estimates that its total capital investment in Luna Valley Class B will be $90 million, excluding the impact of any closing adjustments noted in the purchase agreement.

The following is a summary of assets and liabilities transferred in connection with the acquisition as of April 29, 2025:

(In millions)	Luna Valley
Restricted cash	$8
Property, plant and equipment (a)	346
Right-of-use assets, net	16
Other current and non-current assets	22
Total assets acquired	392

Long-term debt (b)	348
Long-term lease liabilities	18
Derivative liabilities	8
Other current and non-current liabilities	33
Total liabilities assumed	407
Other comprehensive loss	(8)
Net liabilities assumed	$(7)

(a) Includes Construction in progress of $338 million.
(b) Includes a $144 million construction loan, a $64 million cash equity bridge loan and a $144 million tax equity bridge loan, offset by $4 million in unamortized debt issuance costs. See Note 7, Long-term Debt, for further discussion of the long-term debt assumed in the acquisition.
Daggett 1 Drop Down — On April 29, 2025, the Company, through its indirect subsidiary, LV-Daggett Parent Holdco LLC, acquired Daggett 1 Class B Member LLC, or Daggett 1 Class B, the indirect owner of Daggett 1, a 114 MW BESS facility that is currently under construction in San Bernardino County, California, from Clearway Renew for initial cash consideration of $11 million. At substantial completion, which is expected to occur in the second half of 2025, the Company estimates it will pay an additional $42 million to Clearway Renew. Daggett 1 Class B consolidates as primary beneficiary, Daggett 1 TE Holdco LLC, a tax equity fund that owns the Daggett 1 BESS facility, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. Daggett 1 has a PPA for capacity with an investment-grade counterparty for a contract duration of 15 years that commences when the facility reaches commercial operations, which is expected to occur in the second half of 2025. Daggett 1 is reflected in the Company’s Renewables & Storage segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Daggett 1 on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the initial cash consideration of $11 million and the historical cost of the Company’s net assets acquired of $1 million was recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected the entire $11 million of the Company’s initial purchase price, which was contributed back to the Company by CEG into escrow in the line item contributions from CEG, net of distributions in the consolidated statements of stockholders’ equity. The Company estimates that its total capital investment in Daggett 1 Class B will be $53 million, excluding the impact of any closing adjustments noted in the purchase agreement.

The following is a summary of assets and liabilities transferred in connection with the acquisition as of April 29, 2025:

(In millions)	Daggett 1
Cash	$1
Property, plant and equipment (a)	223
Other current and non-current assets	8
Total assets acquired	232

Long-term debt (b)	220
Derivative liabilities	6
Other current and non-current liabilities	11
Total liabilities assumed	237
Other comprehensive loss	(6)
Net assets acquired	$1

(a) Includes Construction in progress of $221 million.
(b) Includes a $92 million construction loan and a $131 million tax equity bridge loan, offset by $3 million in unamortized debt issuance costs. See Note 7, Long-term Debt, for further discussion of the long-term debt assumed in the acquisition.
Rosamond South I Drop Down — On March 20, 2025, the Company, through its indirect subsidiary, Rosamond South Investment LLC, acquired the Class A membership interests in Rosie South TargetCo LLC, or Rosie South TargetCo, a partnership and the indirect owner of Rosamond South I, a 140 MW solar facility that is paired with a 117 MW BESS facility, which are both currently under construction in Rosamond, California, from Clearway Renew for initial cash consideration of $4 million. Simultaneously, a third-party cash equity investor acquired the Class B membership interests in Rosie South TargetCo from Clearway Renew for initial cash consideration of $10 million. At substantial completion, which is expected to occur in the second half of 2025, the Company estimates it will pay an additional $17 million to Clearway Renew and the third-party cash equity investor will contribute an additional $41 million. Rosie South TargetCo consolidates as primary beneficiary, Rosie South TE Holdco LLC, a tax equity fund that directly owns the Rosamond South I solar and BESS facility, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. Rosamond South I has PPAs with investment-grade counterparties that have a 15-year weighted average contract duration that commence when the underlying operating assets reach commercial operations, which is expected to occur in the second half of 2025. Rosamond South I is reflected in the Company’s Renewables & Storage segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Rosamond South I on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the initial cash consideration of $4 million and the historical cost of the Company’s net liabilities assumed of $3 million was recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected the entire $4 million of the Company’s initial purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item distributions to CEG, net of contributions in the consolidated statements of stockholders’ equity. The Company estimates that its total capital investment in Rosie South TargetCo will be $21 million, excluding the impact of any closing adjustments noted in the purchase agreement.

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
The following table reflects the Company’s equity investments in unconsolidated affiliates as of June 30, 2025:

Name	Economic Interest	Investment Balance (a)
		(In millions)
Avenal	50%	$10
Desert Sunlight	25%	214
Elkhorn Ridge	66.7%	1
GenConn (b)	50%	73
San Juan Mesa	75%	(1)
		$297

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
The following is a summary of significant activity during the six months ended June 30, 2025 related to the Company’s consolidated VIEs:
Pine Forest TargetCo — As described in Note 3, Acquisitions, on June 10, 2025, Pine Forest CE Class A Owner LLC, an indirect subsidiary of the Company, acquired the Class A membership interests in Pine Forest TargetCo, which is a partnership. The Company consolidates Pine Forest TargetCo as a VIE, as the Company is the primary beneficiary. Through its membership interests in Pine Forest TargetCo, the Company receives 50% of distributable cash. The Company recorded the third-party cash equity investor’s noncontrolling interest in Pine Forest TargetCo at the historical carrying amount, with the offset to additional paid-in capital. Pine Forest TargetCo consolidates as primary beneficiary, and through its ownership of the Class B membership interests, Pine Forest TE HoldCo LLC, a tax equity fund that directly owns the Pine Forest solar and BESS facility. The Class A membership interests in Pine Forest TE HoldCo LLC are held by Pine Forest TE Class A, an indirect subsidiary of the Company.
Luna Valley TE Holdco LLC — As described in Note 3, Acquisitions, on April 29, 2025, LV-Daggett Parent Holdco LLC, an indirect subsidiary of the Company, acquired Luna Valley Class B. Luna Valley Class B consolidates as primary beneficiary, and through its ownership of the Class B membership interests, Luna Valley TE Holdco LLC, a tax equity fund that owns the Luna Valley solar facility. The Class A membership interests in Luna Valley TE Holdco LLC are held by a tax equity investor and are reflected as redeemable noncontrolling interest on the Company’s consolidated balance sheet.
Daggett 1 TE Holdco LLC — As described in Note 3, Acquisitions, on April 29, 2025, LV-Daggett Parent Holdco LLC acquired Daggett 1 Class B. Daggett 1 Class B consolidates as primary beneficiary, and through its ownership of the Class B membership interests, Daggett 1 TE Holdco LLC, a tax equity fund that owns the Daggett 1 BESS facility. The Class A membership interests in Daggett 1 TE Holdco LLC are held by a tax equity investor and are reflected as redeemable noncontrolling interest on the Company’s consolidated balance sheet.
Rosie South TargetCo — As described in Note 3, Acquisitions, on March 20, 2025, Rosamond South Investment LLC, an indirect subsidiary of the Company, acquired the Class A membership interests in Rosie South TargetCo, which is a partnership. The Company consolidates Rosie South TargetCo as a VIE, as the Company is the primary beneficiary. Through its membership interests in Rosie South TargetCo, the Company receives 50% of distributable cash. The Company recorded the third-party cash equity investor’s noncontrolling interest in Rosie South TargetCo at the historical carrying amount, with the offset to additional paid-in capital. Rosie South TargetCo consolidates as primary beneficiary, and through its ownership of the Class B membership interests, Rosie South TE Holdco LLC, a tax equity fund that directly owns the Rosamond South I solar and BESS facility. The Class A membership interests in Rosie South TE Holdco LLC are held by a tax equity investor and are reflected as noncontrolling interest on the Company’s consolidated balance sheet.
The Company has updated the following disclosure of assets and liabilities for its consolidated VIEs to present combined totals, and has revised the amounts as of December 31, 2024 to reflect accurate comparative totals for the same relevant entities:

(In millions)	June 30, 2025	December 31, 2024
Other current and non-current assets	$970	$755
Property, plant and equipment	7,545	5,985
Total assets	$8,515	$6,740
Total liabilities	$3,421	$1,858

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
The carrying amount and estimated fair value of the Company’s recorded financial instrument not carried at fair market value or that does not approximate fair value is as follows:

	As of June 30, 2025		As of December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion (a)	$8,782	$8,421	$7,237	$6,715

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

	As of June 30, 2025		As of December 31, 2024
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$2,003	$6,418	$1,922	$4,793

Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheets. The following table presents assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2025		As of December 31, 2024
	Fair Value (a)		Fair Value (a)
(In millions)	Level 2 (b)	Level 3	Level 2 (b)	Level 3
Derivative assets:
Energy-related commodity contracts (c)	$—	$4	$—	$9
Interest rate contracts	130	—	166	—
Other financial instruments (d)	—	7	—	10
Total assets	$130	$11	$166	$19
Derivative liabilities:
Energy-related commodity contracts (e)	$—	$356	$—	$371
Interest rate contracts	30	—	—	—
Total liabilities	$30	$356	$—	$371

(a) There were no derivative assets or liabilities classified as Level 1 as of June 30, 2025 and December 31, 2024.
(b) The Company’s interest rate swaps are measured at fair value using an income approach, which uses readily observable inputs, such as forward interest rates (e.g., SOFR) and contractual terms to estimate fair value.
(c) Includes heat rate call option contracts.
(d) Includes SREC contract.
(e) Includes $339 million and $366 million related to long-term power commodity contracts as of June 30, 2025 and December 31, 2024, respectively, and $17 million and $5 million related to heat rate call option contracts as of June 30, 2025 and December 31, 2024, respectively.
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)		Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(363)	$(339)	$(352)	$(317)
Settlements	33	(3)	40	(6)
Total losses for the period included in earnings	(15)	(39)	(33)	(58)
Ending balance	$(345)	$(381)	$(345)	$(381)
Change in unrealized losses included in earnings for derivatives and other financial instruments held as of June 30, 2025	$(15)		$(33)
Derivative and Financial Instruments Fair Value Measurements
The Company's contracts are non-exchange-traded and valued using prices provided by external sources. The Company uses quoted observable forward prices to value its energy-related commodity contracts, which includes long-term power commodity contracts and heat rate call option contracts. To the extent that observable forward prices are not available, the quoted prices reflect the average of the forward prices from the prior year, adjusted for inflation. As of June 30, 2025, contracts valued with prices provided by models and other valuation techniques make up 3% of derivative assets, 92% of derivative liabilities and 100% of other financial instruments.
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

The following table quantifies the significant unobservable inputs used in developing the fair value of the Company’s Level 3 positions:

	June 30, 2025
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Long-term Power Commodity Contracts	$—	$339	Discounted Cash Flow	Forward Market Price ($ per MWh)	$24.19	$83.50	$48.46
Heat Rate Call Option Commodity Contracts	4	17	Option Model	Forward Market Price ($ per MWh)	(23.53)	858.30	53.89
			Option Model	Forward Market Price ($ per MMBtu)	1.04	30.96	4.36
Other Financial Instruments	7	—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	60,047 MWh	120,094 MWh	108,791 MWh
The following table provides the impact on the fair value measurements to increases/(decreases) in significant unobservable inputs as of June 30, 2025:

Type	Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Energy-Related Commodity Contracts	Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
Energy-Related Commodity Contracts	Forward Market Price Gas	Sell	Increase/(Decrease)	Higher/(Lower)
Other Financial Instruments	Forecast Generation Levels	Sell	Increase/(Decrease)	Higher/(Lower)
The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the Net Exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the Net Exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of June 30, 2025, the non-performance reserve was a $19 million gain recorded primarily to total operating revenues in the consolidated statements of operations. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
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
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments that may arise in connection with its non-recourse debt or a potential refinancing of its Senior Notes. As of June 30, 2025, the Company had interest rate derivative instruments extending through 2033, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.
Energy-Related Commodity Contracts
As of June 30, 2025, the Company had energy-related derivative instruments extending through 2033. At June 30, 2025, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative transactions broken out by commodity:

		Total Volume
		June 30, 2025	December 31, 2024
Commodity	Units	(In millions)
Power	MWh	(29)	(25)
Natural Gas	MMBtu	8	11
Interest	Dollars	$3,995	$1,769

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the consolidated balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$5	$5	$2	$—
Interest rate contracts long-term	15	22	28	—
Total Derivatives Designated as Cash Flow Hedges	$20	$27	$30	$—
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	$16	$30	$—	$—
Interest rate contracts long-term	94	109	—	—
Energy-related commodity contracts current	4	4	60	56
Energy-related commodity contracts long-term	—	5	296	315
Total Derivatives Not Designated as Cash Flow Hedges	$114	$148	$356	$371
Total Derivatives	$134	$175	$386	$371
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty level. As of June 30, 2025 and December 31, 2024, the amount of outstanding collateral paid or received was immaterial. The following tables summarize the offsetting of derivatives by counterparty:

	Gross Amounts Not Offset in the Statement of Financial Position
As of June 30, 2025	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Energy-related commodity contracts	(In millions)
Derivative assets	$4	$—	$4
Derivative liabilities	(356)	—	(356)
Total energy-related commodity contracts	$(352)	$—	$(352)
Interest rate contracts
Derivative assets	$130	$—	$130
Derivative liabilities	(30)	—	(30)
Total interest rate contracts	$100	$—	$100
Total derivative instruments	$(252)	$—	$(252)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2024	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Energy-related commodity contracts	(In millions)
Derivative assets	$9	$—	$9
Derivative liabilities	(371)	—	(371)
Total energy-related commodity contracts	$(362)	$—	$(362)
Interest rate contracts
Derivative assets	$166	$—	$166
Total interest rate contracts	$166	$—	$166
Total derivative instruments	$(196)	$—	$(196)

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the effects on the Company’s accumulated OCI (OCL) balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In millions)
Accumulated OCI beginning balance	$5	$17	$14	$18
Rosamond South I Drop Down (a)	—	—	(4)	—
Daggett 1 Drop Down (b)	(6)	—	(6)	—
Luna Valley Drop Down (c)	(8)	—	(8)	—
Pine Forest Drop Down (d)	5	—	5	—
Reclassified from accumulated OCI to income due to realization of previously deferred amounts	—	(1)	—	(2)
Mark-to-market of cash flow hedge accounting contracts	(13)	2	(18)	2
Accumulated (OCL) OCI ending balance, net of income tax (benefit) expense of $(4) and $2, respectively	(17)	18	(17)	18
Accumulated (OCL) OCI attributable to noncontrolling interests	(7)	13	(7)	13
Accumulated (OCL) OCI attributable to Clearway Energy, Inc.	$(10)	$5	$(10)	$5
Gains expected to be realized from OCL during the next 12 months	$1		$1

(a) Represents $1 million attributable to the Company and $3 million attributable to noncontrolling interests.
(b) Represents $4 million attributable to the Company and $2 million attributable to noncontrolling interests.
(c) Represents $5 million attributable to the Company and $3 million attributable to noncontrolling interests.
(d) Represents $3 million attributable to the Company and $2 million attributable to noncontrolling interests.
Amounts reclassified from accumulated OCI into income are recorded to interest expense.
Impact of Derivative Instruments on the Consolidated Statements of Operations
Mark-to-market gains/(losses) related to the Company’s derivatives are recorded in the consolidated statements of operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In millions)
Interest Rate Contracts (Interest expense)	$2	$1	$(32)	$24
Energy-Related Commodity Contracts (Mark-to-market for economic hedging activities included in Total operating revenues) (a)	(10)	(38)	(21)	(61)
Energy-Related Commodity Contracts (Mark-to-market for economic hedging activities included in Cost of operations) (b)	—	(1)	—	(3)

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

Note 7 — Long-term Debt
This note should be read in conjunction with the complete description under Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company’s 2024 Form 10-K. The Company’s borrowings, including short-term and long-term portions, consisted of the following:

	Maturity Date	June 30, 2025	December 31, 2024	Interest Rate (a)
		(In millions)
Senior Notes	2028-2032	$2,125	$2,125	3.750% - 4.750%
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility (b) (c)	2028	112	—	S+1.500%
Non-recourse facility-level debt:
Fixed rate	2031-2040	3,105	3,190	2.339% - 8.000%
Variable rate	2025-2033	3,438	1,920	S+1.250% - 2.775%
Total debt		8,780	7,235
Less current maturities		(460)	(430)
Less net debt issuance costs		(71)	(57)
Add premiums (d)		2	2
Total long-term debt		$8,251	$6,750

(a) As of June 30, 2025, S+ equals SOFR plus x%.
(b) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement.
(c) As of July 31, 2025, the Company had $200 million in outstanding borrowings under the revolving credit facility.
(d) Premiums relate to the 2028 Senior Notes.
As of June 30, 2025, the Company had $1,037 million in letters of credit outstanding, $76 million of which is related to the Company’s revolving credit facility.
The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of June 30, 2025, the Company was in compliance with all of the required covenants.
The discussion below describes material changes to or additions of long-term debt for the six months ended June 30, 2025.
Facility-level Debt
Pine Forest
On June 10, 2025, as part of the acquisition of Pine Forest, as further described in Note 3, Acquisitions, the Company assumed the facility’s financing agreement, which included a $103 million construction loan that converts to a term loan when the facility reaches substantial completion, which is expected to occur in the second half of 2025, a $102 million cash equity bridge loan, a $41 million tax equity bridge loan and a $275 million tax credit transfer bridge loan, offset by $6 million in unamortized debt issuance costs. A partial payment of $54 million was made on the cash equity bridge loan at acquisition date utilizing all of the proceeds from the Company, which were contributed back to the Company by CEG, and the cash equity investor related to the Pine Forest TargetCo acquisition. The tax equity bridge loan, tax credit transfer bridge loan and remaining cash equity bridge loan will be repaid with the final proceeds contributed by Pine Forest TE Class A, an indirect subsidiary of the Company, as well as the Company’s and the third-party cash equity investor’s additional purchase price upon Pine Forest reaching substantial completion, along with the $9 million that was contributed into escrow by Pine Forest TE Class A, which is included in restricted cash on the Company’s consolidated balance sheet. Subsequent to the acquisition, the Company borrowed an additional $14 million in cash equity bridge loans through June 30, 2025.

Dan’s Mountain
On May 21, 2025, when the Dan’s Mountain facility reached substantial completion, the Company paid $36 million to Clearway Renew as additional purchase price in connection with the Company’s acquisition of the Class A membership interests in Dan’s Mountain TargetCo LLC, or Dan’s Mountain TargetCo, on November 18, 2024, which was funded with existing sources of liquidity. The Company’s additional purchase price was recorded as an adjustment to CEG’s noncontrolling interest balance. Also on May 21, 2025, a third-party cash equity investor contributed $45 million to acquire the Class B membership interests in Dan’s Mountain TargetCo from Clearway Renew and the tax equity investor contributed an additional $90 million. The Company utilized the combined proceeds from the cash equity and tax equity investors, along with the Company’s entire additional purchase price, which was contributed back to the Company by CEG, and the $18 million previously held in escrow, to repay the $91 million tax equity bridge loan, to repay the $70 million cash equity bridge loan and to pay $2 million in associated fees with the remaining $26 million distributed to CEG. Prior to substantial completion being reached, the Company borrowed an additional $18 million in tax equity bridge loans during 2025. The Company’s total capital investment in Dan’s Mountain was $43 million.
Luna Valley
On April 29, 2025, as part of the acquisition of Luna Valley, as further described in Note 3, Acquisitions, the Company assumed the facility’s financing agreement, which included a $144 million construction loan that converts to a term loan when the facility reaches substantial completion, which is expected to occur in the second half of 2025, a $64 million cash equity bridge loan and a $144 million tax equity bridge loan, offset by $4 million in unamortized debt issuance costs. A partial payment of $18 million was made on the cash equity bridge loan at acquisition date utilizing all of the proceeds from the Company, which were contributed back to the Company by CEG. The tax equity bridge loan and remaining cash equity bridge loan will be repaid with the final proceeds received from the tax equity investor and the Company’s additional purchase price upon Luna Valley reaching substantial completion, along with the $29 million that was contributed into escrow by the tax equity investor at acquisition date, which is included in restricted cash on the Company’s consolidated balance sheet. Subsequent to the acquisition, the Company borrowed an additional $17 million in construction loans through June 30, 2025.
Daggett 1
On April 29, 2025, as part of the acquisition of Daggett 1, as further described in Note 3, Acquisitions, the Company assumed the facility’s financing agreement, which included a $92 million construction loan that converts to a term loan when the facility reaches substantial completion, which is expected to occur in the second half of 2025, and a $131 million tax equity bridge loan, offset by $3 million in unamortized debt issuance costs. The tax equity bridge loan will be repaid upon Daggett 1 reaching substantial completion with the final proceeds received from the tax equity investor, as well as the Company’s additional purchase price, along with the $38 million that was contributed into escrow by the tax equity investor and the Company at acquisition date, which is included in restricted cash on the Company’s consolidated balance sheet. Subsequent to the acquisition, the Company borrowed an additional $7 million in construction loans through June 30, 2025.
Tuolumne
On April 29, 2025, in order to partially fund the third-party acquisition of the Tuolumne wind facility, as further described in Note 3, Acquisitions, the Company entered into a financing agreement, which included the issuance of a $163 million term loan, as well as $22 million in letters of credit in support of debt service and facility obligations, supported by the Company’s interests in the Tuolumne wind facility. The term loan bears interest at a rate of SOFR plus 1.625% per annum and matures on April 29, 2030.
Buckthorn Solar
On April 9, 2025, the Company, through its indirect subsidiary, Buckthorn Solar Portfolio LLC, refinanced its existing credit agreement, which was scheduled to mature in May 2025, resulting in the issuance of a $104 million term loan facility, as well as $22 million in letters of credit in support of debt service and facility obligations, supported by the Company’s interests in the Buckthorn Solar facility. The term loan bears interest at a rate of SOFR plus 1.625% per annum and matures on April 9, 2031. The Company utilized the proceeds from the term loan and existing sources of liquidity to pay off the existing debt in the amount of $112 million.

Rosamond South I
On March 20, 2025, as part of the acquisition of Rosamond South I, as further described in Note 3, Acquisitions, the Company assumed the facility’s financing agreement, which included a $179 million construction loan that converts to a term loan when the facility reaches substantial completion, which is expected to occur in the second half of 2025, a $6 million cash equity bridge loan and a $284 million tax equity bridge loan, offset by $1 million in unamortized debt issuance costs. The cash equity bridge loan was repaid at acquisition date, along with $3 million in associated fees, utilizing $2 million from the third-party cash equity investor, as well as all of the proceeds from the Company, which were contributed back to the Company by CEG, and an additional $3 million contributed by CEG. The tax equity bridge loan will be repaid upon Rosamond South I reaching substantial completion with the final proceeds received from the tax equity investor, as well as the Company’s and the third-party cash equity investor’s additional purchase price, along with the $58 million that was contributed into escrow by the tax equity investor at acquisition date, which is included in restricted cash on the Company’s consolidated balance sheet. Subsequent to the acquisition, the Company borrowed an additional $35 million in construction loans through June 30, 2025.
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
The reconciliation of the Company’s basic and diluted earnings per share is shown in the following table:

	Three months ended June 30,
	2025		2024
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted earnings per share attributable to Clearway Energy, Inc. common stockholders
Net income attributable to Clearway Energy, Inc.	$10	$23	$15	$36
Weighted average number of common shares outstanding — basic and diluted	35	83	35	82
Earnings per weighted average common share — basic and diluted	$0.28	$0.28	$0.43	$0.43

(a) Net income attributable to Clearway Energy, Inc. and basic and diluted earnings per share might not recalculate due to presenting amounts in millions rather than whole dollars.

	Six months ended June 30,
	2025		2024
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted earnings per share attributable to Clearway Energy, Inc. common stockholders
Net income attributable to Clearway Energy, Inc.	$11	$26	$14	$35
Weighted average number of common shares outstanding — basic and diluted	35	83	35	82
Earnings per weighted average common share — basic and diluted	$0.31	$0.31	$0.41	$0.41

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

	Three months ended June 30, 2025
(In millions)	Flexible Generation	Renewables & Storage	Corporate (a)	Total
Operating revenues	$50	$342	$—	$392
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	24	107	—	131
Depreciation, amortization and accretion	28	135	—	163
General and administrative	—	—	11	11
Transaction and integration costs	—	—	2	2
Operating (loss) income	(2)	100	(13)	85
Equity in earnings of unconsolidated affiliates	—	7	—	7
Other income, net	1	6	1	8
Interest expense	(10)	(50)	(23)	(83)
(Loss) income before income taxes	(11)	63	(35)	17
Income tax expense	—	—	5	5
Net (Loss) Income	(11)	63	(40)	12
Less: Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	—	(50)	29	(21)
Net (Loss) Income Attributable to Clearway Energy, Inc.	$(11)	$113	$(69)	$33
Balance Sheet
Equity investments in affiliates	$73	$224	$—	$297
Capital expenditures (b)	—	51	—	51
Total Assets	$1,879	$14,083	$71	$16,033

(a) Includes eliminations.
(b) Includes accruals.

	Three months ended June 30, 2024
(In millions)	Flexible Generation	Renewables & Storage	Corporate (a)	Total
Operating revenues	$69	$297	$—	$366
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	26	91	—	117
Depreciation, amortization and accretion	27	126	—	153
General and administrative	—	—	9	9
Transaction and integration costs	—	—	3	3
Operating income (loss)	16	80	(12)	84
Equity in earnings of unconsolidated affiliates	—	8	—	8
Other income, net	2	7	3	12
Loss on debt extinguishment	—	(2)	—	(2)
Interest expense	(9)	(55)	(24)	(88)
Income (loss) before income taxes	9	38	(33)	14
Income tax expense	—	—	10	10
Net Income (Loss)	9	38	(43)	4
Less: Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	—	(92)	45	(47)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$9	$130	$(88)	$51
Balance Sheet
Equity investments in affiliates	$77	$244	$—	$321
Capital expenditures (b)	3	25	—	28

(a) Includes eliminations.
(b) Includes accruals.

	Six months ended June 30, 2025
(In millions)	Flexible Generation	Renewables & Storage	Corporate (a)	Total
Operating revenues	$118	$572	$—	$690
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	55	198	—	253
Depreciation, amortization and accretion	56	270	—	326
General and administrative	—	—	21	21
Transaction and integration costs	—	—	5	5
Operating income (loss)	7	104	(26)	85
Equity in earnings of unconsolidated affiliates	—	12	—	12
Other income, net	2	11	2	15
Interest expense	(18)	(134)	(47)	(199)
Loss before income taxes	(9)	(7)	(71)	(87)
Income tax expense	—	—	5	5
Net Loss	(9)	(7)	(76)	(92)
Less: Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	—	(161)	32	(129)
Net (Loss) Income Attributable to Clearway Energy, Inc.	$(9)	$154	$(108)	$37
Balance Sheet
Capital expenditures (b)	$2	$87	$—	$89

(a) Includes eliminations.
(b) Includes accruals.

	Six months ended June 30, 2024
(In millions)	Flexible Generation	Renewables & Storage	Corporate (a)	Total
Operating revenues	$164	$465	$—	$629
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	68	176	(1)	243
Depreciation, amortization and accretion	59	248	—	307
General and administrative	—	—	20	20
Transaction and integration costs	—	—	4	4
Operating income (loss)	37	41	(23)	55
Equity in earnings of unconsolidated affiliates	1	19	—	20
Other income, net	3	17	8	28
Loss on debt extinguishment	—	(3)	—	(3)
Interest expense	(16)	(80)	(49)	(145)
Income (loss) before income taxes	25	(6)	(64)	(45)
Income tax benefit	—	—	(3)	(3)
Net Income (Loss)	25	(6)	(61)	(42)
Less: Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	—	(125)	34	(91)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$25	$119	$(95)	$49
Balance Sheet
Capital expenditures (b)	$6	$105	$—	$111

(a) Includes eliminations.
(b) Includes accruals
Note 10 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following amounts:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In millions, except percentages)
Income (loss) before income taxes	$17	$14	$(87)	$(45)
Income tax expense (benefit)	5	10	5	(3)
Effective income tax rate	29.4%	71.4%	(5.7)%	6.7%
For the three and six months ended June 30, 2025 and 2024, the overall effective tax rate was different than the statutory rate of 21% primarily due to the allocation of taxable earnings and losses based on the partners’ interest in Clearway Energy LLC, which includes the effects of applying the HLBV method of accounting for book purposes for certain partnerships.
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

O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various subsidiaries of the Company in the Renewables & Storage segment are party to services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, services to these subsidiaries. The Company incurred total expenses for these services of $20 million and $18 million for the three months ended June 30, 2025 and 2024, respectively. The Company incurred total expenses for these services of $41 million and $37 million for the six months ended June 30, 2025 and 2024, respectively. Expenses for these services are included in cost of operations in the consolidated statements of operations. There was a balance of $9 million and $12 million due to RENOM as of June 30, 2025 and December 31, 2024, respectively.
Administrative Services Agreements by and between the Company and CEG
Various subsidiaries of the Company are parties to services agreements with Clearway Asset Services LLC and Clearway Solar Asset Management LLC, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company's subsidiaries. The Company incurred expenses under these agreements of $6 million for each of the three months ended June 30, 2025 and 2024. The Company incurred expenses under these agreements of $11 million and $12 million for the six months ended June 30, 2025 and 2024, respectively. Expenses for these services are included in cost of operations in the consolidated statements of operations. There was a balance of $3 million due to CEG as of both June 30, 2025 and December 31, 2024.
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
The Company incurred net expenses under these agreements of $6 million and $2 million for the three months ended June 30, 2025 and 2024, respectively. The Company incurred net expenses under these agreements of $12 million and $3 million for the six months ended June 30, 2025 and 2024, respectively. Expenses for these services are included in cost of operations in the consolidated statements of operations. There was a balance of zero and $5 million due to CEG as of June 30, 2025 and December 31, 2024, respectively.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company’s historical financial condition and results of operations.
As you read this discussion and analysis, refer to the Company’s consolidated financial statements to this Form 10-Q, which present the results of operations for the three and six months ended June 30, 2025 and 2024. Also refer to the Company’s 2024 Form 10-K, which includes detailed discussions of various items impacting the Company’s business, results of operations and financial condition.
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
The Company is one of the largest owners of clean energy generation assets in the U.S. The Company’s portfolio comprises approximately 12 GW of gross capacity in 27 states, including approximately 9.2 GW of wind, solar and battery energy storage systems, or BESS, and approximately 2.8 GW of dispatchable combustion-based power generation assets included in the Flexible Generation segment that provide critical grid reliability services. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of the Company’s Renewables & Storage segment offtake agreements was approximately 11 years as of June 30, 2025 based on CAFD.
As of June 30, 2025, the Company’s operating assets are comprised of the following facilities:

		Capacity
	Percentage	Rated	Net	Contract
Facilities	Ownership	MW	MW (a)	Counterparty	Expiration
Flexible Generation
Carlsbad	100%	527	527	SDG&E	2038
El Segundo	100%	546	546	Various	2027 - 2029
GenConn Devon	50%	190	95	Connecticut Light & Power	2040
GenConn Middletown	50%	190	95	Connecticut Light & Power	2041
Marsh Landing	100%	820	820	Various	2026 - 2030
Walnut Creek	100%	501	501	Various	2026 - 2027
Total Flexible Generation		2,774	2,584
Utility Scale Solar
Agua Caliente	51%	290	148	PG&E	2039
Alpine	100%	66	66	PG&E	2033
Arica (b)	40%	263	105	Various	2026 - 2041
Avenal	50%	45	23	PG&E	2031
Avra Valley	100%	27	27	Tucson Electric Power	2032
Blythe	100%	21	21	SCE	2029
Borrego	100%	26	26	SDG&E	2038
Buckthorn Solar (b)	100%	150	150	City of Georgetown, TX	2043
CVSR	100%	250	250	PG&E	2038
Daggett 2 (b)	25%	182	46	Various	2038
Daggett 3 (b)	25%	300	75	Various	2033 - 2038
Desert Sunlight 250	25%	250	63	SCE	2034
Desert Sunlight 300	25%	300	75	PG&E	2039
Enterprise	100%	80	80	PacifiCorp	2036
Escalante I	100%	80	80	PacifiCorp	2036
Escalante II	100%	80	80	PacifiCorp	2036
Escalante III	100%	80	80	PacifiCorp	2036
Granite Mountain East	100%	80	80	PacifiCorp	2036
Granite Mountain West	100%	50	50	PacifiCorp	2036
Iron Springs	100%	80	80	PacifiCorp	2036
Kansas South	100%	20	20	PG&E	2033
Mililani I (b)	50%	39	20	Hawaiian Electric Company	2042
Oahu Solar (b)	100%	61	61	Hawaiian Electric Company	2041
Roadrunner	100%	20	20	El Paso Electric	2031

		Capacity
	Percentage	Rated	Net	Contract
Facilities	Ownership	MW	MW (a)	Counterparty	Expiration
Rosamond Central (b)	50%	192	96	Various	2035 - 2047
TA High Desert	100%	20	20	SCE	2033
Texas Solar Nova 1 (b)	50%	252	126	Verizon	2042
Texas Solar Nova 2 (b)	50%	200	100	Verizon	2042
Victory Pass (b)	40%	200	80	Various	2039
Waiawa (b)	50%	36	18	Hawaiian Electric Company	2043
Total Utility Scale Solar		3,740	2,166
Utility Scale BESS
Arica (b)	40%	136	54	Various	2039 - 2041
Daggett 2 (b)	25%	131	33	Various	2038
Daggett 3 (b)	25%	149	37	Various	2033 - 2038
Mililani I (b)	50%	39	20	Hawaiian Electric Company	2042
Rosamond Central (b)	50%	147	74	SCE	2039
Victory Pass (b)	40%	50	20	Various	2039
Waiawa (b)	50%	36	18	Hawaiian Electric Company	2043
Total Utility Scale BESS		688	256
Distributed Solar
DGPV Funds (b)	100%	286	286	Various	2030 - 2044
Solar Power Partners (SPP)	100%	24	24	Various	2026 - 2037
Other DG Facilities	100%	20	20	Various	2025 - 2039
Total Distributed Solar		330	330
Wind
Alta I	100%	150	150	SCE	2035
Alta II	100%	150	150	SCE	2035
Alta III	100%	150	150	SCE	2035
Alta IV	100%	102	102	SCE	2035
Alta V	100%	168	168	SCE	2035
Alta X	100%	137	137	SCE	2038
Alta XI	100%	90	90	SCE	2038
Black Rock (b)	50%	115	58	Toyota and Google	2036
Broken Bow	100%	80	80	Nebraska Public Power District	2032
Buffalo Bear	100%	19	19	Western Farmers Electric Co-operative	2033
Cedar Creek (b)	100%	160	160	PacifiCorp	2049
Cedro Hill (b)	100%	160	160	CPS Energy	2045
Crofton Bluffs	100%	42	42	Nebraska Public Power District	2032
Dan’s Mountain (b)	50%	55	28	Constellation Energy Generation	2034
Elbow Creek (b)	100%	122	122	Various	2029
Elkhorn Ridge	66.7%	81	54	Nebraska Public Power District	2029
Forward	100%	29	29	Constellation NewEnergy, Inc.	2025
Goat Wind	100%	150	150	Dow Pipeline Company	2026
Langford (b)	100%	160	160	Goldman Sachs	2033
Laredo Ridge	100%	81	81	Nebraska Public Power District	2031
Lookout	100%	38	38	Southern Maryland Electric Cooperative	2030
Mesquite Sky (b)	50%	340	170	Various	2033 - 2036
Mesquite Star (b)	50%	419	210	Various	2032 - 2035
Mountain Wind 1	100%	61	61	PacifiCorp	2033
Mountain Wind 2	100%	80	80	PacifiCorp	2033

		Capacity
	Percentage	Rated	Net	Contract
Facilities	Ownership	MW	MW (a)	Counterparty	Expiration
Mt. Storm	100%	264	264	Citigroup	2031
Ocotillo	100%	55	55	N/A
Pinnacle (b)	100%	54	54	Maryland Department of General Services and University System of Maryland	2031
Rattlesnake (b) (c)	100%	160	160	Avista Corporation	2040
San Juan Mesa	75%	120	90	Southwestern Public Service Company	2026
Sleeping Bear	100%	95	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	101	AEP Energy Partners	2029
Spanish Fork	100%	19	19	PacifiCorp	2028
Spring Canyon II	90.1%	34	31	Platte River Power Authority	2039
Spring Canyon III	90.1%	29	26	Platte River Power Authority	2039
Taloga	100%	130	130	Oklahoma Gas & Electric	2031
Tuolumne	100%	137	137	Turlock Irrigation District	2040
Wildorado (b)	100%	161	161	Southwestern Public Service Company	2030
Total Wind		4,498	3,972
Total Clearway Energy, Inc.		12,030	9,308

(a) Net capacity represents the maximum, or rated, generating or storage capacity of the facility multiplied by the Company’s percentage ownership in the facility as of June 30, 2025.
(b) Facilities are part of tax equity arrangements, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities.
(c) Rattlesnake has a deliverable capacity of 144 MW.

Significant Events
Third-Party Acquisitions
•On July 16, 2025, the Company, through its indirect subsidiary, Catalina Solar Investment LLC, acquired Catalina Solar Lessee Holdco LLC, which leases and operates the Catalina solar facility, from a third-party for approximately $127 million. The Company estimates that its net capital investment in Catalina will be $125 million after factoring in cash acquired and estimated transaction expenses. See Note 3, Acquisitions, for further discussion of the transaction.
•On April 29, 2025, the Company, through its indirect subsidiary, Washington Wind LLC, acquired the Tuolumne wind facility from an investment-grade regulated entity for approximately $210 million, which excludes $1 million in transaction expenses incurred in connection with the acquisition during the six months ended June 30, 2025. The Company’s net capital investment in Tuolumne was $59 million, and the acquisition was also funded through the issuance of a $163 million term loan. See Note 3, Acquisitions, and Note 7, Long-term Debt, for further discussion of the transactions.
Drop Down Transactions
•On June 10, 2025, the Company, through its indirect subsidiary, Pine Forest CE Class A Owner LLC, acquired the Class A membership interests in Pine Forest TargetCo, a partnership and the indirect owner of the Pine Forest solar and BESS facility, from Clearway Renew for initial cash consideration of $18 million. Simultaneously, a third-party cash equity investor acquired the Class B membership interests in Pine Forest TargetCo from Clearway Renew for initial cash consideration of $36 million. Also on June 10, 2025, the Company, through its indirect subsidiary, Pine Forest TE Class A, contributed $9 million to acquire the Class A membership interests in Pine Forest TE HoldCo LLC. At substantial completion, which is expected to occur in the second half of 2025, the Company estimates it will pay an additional $72 million to Clearway Renew for its Class A membership interests in Pine Forest TargetCo and will contribute an additional $37 million for its Class A membership interests in Pine Forest TE HoldCo LLC. In addition, the third-party cash equity investor in Pine Forest TargetCo is expected to contribute an additional $144 million. The Company estimates that its total capital investment in Pine Forest TargetCo will be $136 million, excluding the impact of any closing adjustments noted in the purchase agreement. See Note 3, Acquisitions, for further discussion of the transaction.
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
•On March 20, 2025, the Company, through its indirect subsidiary, Rosamond South Investment LLC, acquired the Class A membership interests in Rosie South TargetCo, a partnership and the indirect owner of the Rosamond South I solar and BESS facility, from Clearway Renew for initial cash consideration of $4 million. Simultaneously, a third-party cash equity investor acquired the Class B membership interests in Rosie South TargetCo from Clearway Renew for initial cash consideration of $10 million. At substantial completion, which is expected to occur in the second half of 2025, the Company estimates it will pay an additional $17 million to Clearway Renew and the third-party cash equity investor will contribute an additional $41 million. The Company estimates that its total capital investment in Rosie South TargetCo will be $21 million, excluding the impact of any closing adjustments noted in the purchase agreement. See Note 3, Acquisitions, for further discussion of the transaction.

•On February 12, 2025, the Company, through an indirect subsidiary, entered into an agreement with Clearway Renew to sell its membership interests in Mt. Storm, a 264 MW wind facility that is located in Grant County, West Virginia, for $121 million in cash consideration in order for Clearway Renew to repower the facility, which will occur in two phases. The consummation of the transaction is subject to customary conditions and third-party approvals and is expected in the second half of 2025. Additionally, the agreement contains an exclusive option for the Company to purchase the Class B membership interests in the tax equity fund that, upon mechanical completion of the first phase of the repowering of the facility, will own Mt. Storm. Mechanical completion of the first phase of the Mt. Storm repowering is expected to occur in the second half of 2026 with the second phase of the repowering expected to occur in the second half of 2027. The repowering of the facility is expected to increase the facility’s capacity to 335 MW. Upon achieving repowering commercial operations, which is expected to occur in 2027, the facility will sell power to Microsoft under a 20-year PPA. On May 1, 2025, the Company bought down a portion of Mt. Storm’s current contract to sell power to a counterparty through a hedge agreement and paid approximately $35 million to the hedge counterparty to reduce the contract by approximately 50%. On July 22, 2025, the Company paid approximately $39 million to the hedge counterparty to buy out the remaining contract.
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
Facility-level Financing Activities
•In connection with the 2025 Drop Downs of Rosamond South I, Luna Valley, Daggett 1 and Pine Forest, the Company assumed non-recourse facility-level debt. See Note 7, Long-term Debt, for further discussion of the non-recourse facility-level debt associated with each facility.
•On May 21, 2025, when the Dan’s Mountain wind facility reached substantial completion, the Company paid $36 million to Clearway Renew as additional purchase price in connection with the Company’s acquisition of the Class A membership interests in Dan’s Mountain TargetCo on November 18, 2024. Also, on May 21, 2025, a third-party cash equity investor contributed $45 million to acquire the Class B membership interests in Dan’s Mountain TargetCo from Clearway Renew and the tax equity investor contributed an additional $90 million. The Company utilized the combined proceeds to repay the cash equity bridge loan, to repay the tax equity bridge loan and to pay associated fees with the remaining proceeds distributed to CEG. The Company’s total capital investment in Dan’s Mountain was $43 million. See Note 7, Long-term Debt, for further discussion of the transaction.
•On April 29, 2025, in order to partially fund the third-party acquisition of the Tuolumne wind facility, the Company entered into a financing agreement, which included the issuance of a $163 million term loan, as well as $22 million in letters of credit in support of debt service and facility obligations. See Note 7, Long-term Debt, for further discussion of the financing agreement.
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
On July 4, 2025, federal tax legislation was enacted. Among other changes, the federal tax legislation phases out, repeals, and/or adds stricter eligibility requirements for business tax credits and incentives for the development of clean energy facilities and production of clean energy, including wind, solar and BESS facilities. Among other things, (i) wind and solar facilities that begin construction after July 4, 2026 must be placed in service by December 31, 2027 in order to qualify for production tax credits or investment tax credits, (ii) BESS facilities that begin construction by December 31, 2033 receive full investment tax credit value, stepping down to 75% for BESS facilities that begin construction in 2034, 50% for BESS facilities that begin construction in 2035 and 0% for BESS facilities that begin construction after 2035 and (iii) for facilities that begin construction after 2024, new foreign entity of concern requirements will restrict availability of the credits to wind, solar and BESS facilities if the entity that owns the facility has certain relationships with or makes certain payments to foreign entities of concern and, for facilities that begin construction after 2025, if the percentage of components in the facility manufactured by foreign entities of concern exceeds a specified percentage.
On July 7, 2025, a federal executive order was issued directing the Secretary of the Treasury to issue, within 45 days, new and revised guidance that could potentially seek to limit the interpretation of “begin construction” requirements for wind, solar and BESS facilities that claim “technology neutral” tax credits under sections 45Y or 48E of the Internal Revenue Code. Facilities that began construction before 2025 qualify for tax credits under section 45 and 48 of the Internal Revenue Code and so are not within the scope of the executive order. Similarly, the executive order does not impact operating facilities, so the facilities owned and operated by the Company are not within the scope of the executive order. The Company will continue to assess the impact of any such guidance under the executive order when it is issued.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended June 30,			Six months ended June 30,
(In millions)	2025	2024	Change	2025	2024	Change
Operating Revenues
Energy and capacity revenues	$428	$424	$4	$761	$739	$22
Other revenues	22	30	(8)	42	46	(4)
Contract amortization	(45)	(46)	1	(89)	(92)	3
Mark-to-market for economic hedges	(13)	(42)	29	(24)	(64)	40
Total operating revenues	392	366	26	690	629	61
Operating Costs and Expenses
Cost of fuels	1	3	(2)	3	19	(16)
Operations and maintenance	101	86	15	194	169	25
Other costs of operations	29	28	1	56	55	1
Depreciation, amortization and accretion	163	153	10	326	307	19
General and administrative	11	9	2	21	20	1
Transaction and integration costs	2	3	(1)	5	4	1
Total operating costs and expenses	307	282	25	605	574	31
Operating Income	85	84	1	85	55	30
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	7	8	(1)	12	20	(8)
Other income, net	8	12	(4)	15	28	(13)
Loss on debt extinguishment	—	(2)	2	—	(3)	3
Derivative interest income (expense)	2	1	1	(32)	24	(56)
Other interest expense	(85)	(89)	4	(167)	(169)	2
Total other expense, net	(68)	(70)	2	(172)	(100)	(72)
Income (Loss) Before Income Taxes	17	14	3	(87)	(45)	(42)
Income tax expense (benefit)	5	10	(5)	5	(3)	8
Net Income (Loss)	12	4	8	(92)	(42)	(50)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(21)	(47)	26	(129)	(91)	(38)
Net Income Attributable to Clearway Energy, Inc.	$33	$51	$(18)	$37	$49	$(12)

	Three months ended June 30,		Six months ended June 30,
Business metrics:	2025	2024	2025	2024
Solar MWh generated/sold (in thousands) (a)	2,650	2,613	4,388	4,056
Wind MWh generated/sold (in thousands) (a)	2,941	2,947	5,684	5,466
Solar & Wind MWh generated/sold (in thousands) (a)	5,591	5,560	10,072	9,522
Solar weighted-average capacity factor (b)	36.9%	36.1%	31.3%	28.6%
Wind weighted-average capacity factor (c)	33.6%	34.8%	33.6%	32.9%
Flexible Generation MWh generated (in thousands)	55	75	120	250
Flexible Generation equivalent availability factor	95.0%	97.1%	92.2%	91.7%

(a) Volumes do not include the MWh generated/sold by the Company’s equity method investments.
(b) Typical average capacity factors for solar facilities is 25%. The weighted-average capacity factors can vary based on seasonality and weather.
(c) Typical average capacity factors for wind facilities is 25-45%. The weighted-average capacity factors can vary based on seasonality and weather.

Management’s Discussion of the Results of Operations for the Three Months Ended June 30, 2025 and 2024
Operating Revenues
Operating revenues increased by $26 million during the three months ended June 30, 2025, compared to the same period in 2024, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables & Storage Segment	Increase driven by the Tuolumne wind acquisition in April 2025.	$10
	Increase primarily driven by the Arica solar and BESS and Rosamond Central BESS acquisitions, which reached commercial operations in April 2024 and June 2024, respectively.	9
	Decrease primarily driven by lower wind resource at certain facilities.	(14)
	Loss incurred on the buy-down of a portion of the Mt. Storm commodity contract in April 2025.	(5)
Flexible Generation Segment	Decrease in energy revenue primarily driven by lower generation at the Walnut Creek, Marsh Landing and El Segundo facilities.	(4)
Contract amortization	Increase primarily driven by Cedro Hill, which reached repowering commercial operations in December 2024, resulting in the extension of the amortization period.	1
Mark-to-market economic hedging activities	Increase primarily driven by decreases in forward power prices in the ERCOT market.	44
	Decrease in heat rate call option contracts primarily driven by changes in power market prices.	(15)
		$26
Operations and Maintenance Expense
Operation and maintenance expense increased by $15 million during the three months ended June 30, 2025, compared to the same period in 2024, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables & Storage Segment	Increase primarily driven by the Victory Pass and Arica solar and BESS acquisition, which reached commercial operations in March 2024 and April 2024, respectively, and the Rosamond South I solar and BESS acquisition in March 2025.	$7
	Increase primarily driven by maintenance activities at various wind facilities.	6
	Increase driven by the Dan’s Mountain wind acquisition, which reached commercial operations in May 2025, and the Tuolumne wind acquisition in April 2025.	1
Flexible Generation Segment	Increase primarily driven by maintenance activities at various facilities.	1
		$15
Income Tax Expense
For the three months ended June 30, 2025, the Company recorded an income tax expense of $5 million on pretax income of $17 million. For the same period in 2024, the Company recorded an income tax expense of $10 million on pretax income of $14 million. The $5 million decrease in income tax expense during the three months ended June 30, 2025, compared to the same period in 2024, was primarily due to the allocation of taxable earnings and losses, which includes the effect of applying the HLBV method of accounting for book purposes for certain partnerships.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the three months ended June 30, 2025, the Company had a net loss of $21 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method	$(40)
Losses attributable to third-party partnerships	(10)
CEG’s economic interest in Clearway Energy LLC	29
$(21)
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
$(47)

Management’s Discussion of the Results of Operations for the Six Months Ended June 30, 2025 and 2024
Operating Revenues
Operating revenues increased by $61 million during the six months ended June 30, 2025, compared to the same period in 2024, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables & Storage Segment	Increase driven by the Victory Pass and Arica solar and BESS and Rosamond Central BESS acquisitions, which reached commercial operations in March 2024, April 2024 and June 2024, respectively.	$32
	Increase driven by the Cedar Creek and Tuolumne wind acquisitions in April 2024 and April 2025, respectively.	15
	Increase primarily driven by higher solar generation.	7
	Decrease primarily driven by lower wind resource at certain facilities.	(11)
	Loss incurred on the buy-down of a portion of the Mt. Storm commodity contract in April 2025.	(5)
Flexible Generation Segment	Decrease in energy revenue primarily driven by lower generation at the Walnut Creek, Marsh Landing and El Segundo facilities due to milder weather, which also decreased cost of fuels as noted below.	(20)
Contract amortization	Increase primarily driven by Cedro Hill, which reached repowering commercial operations in December 2024, resulting in the extension of the amortization period.	3
Mark-to-market economic hedging activities	Increase primarily driven by decreases in forward power prices in the ERCOT and PJM markets.	66
	Decrease in heat rate call option contracts primarily driven by changes in power market prices.	(26)
		$61
Cost of Fuels
Cost of fuels decreased by $16 million during the six months ended June 30, 2025, compared to the same period in 2024, primarily due to lower generation at the Walnut Creek, Marsh Landing and El Segundo facilities due to milder weather, which resulted in less fuel purchases.
Operations and Maintenance Expense
Operation and maintenance expense increased by $25 million during the six months ended June 30, 2025, compared to the same period in 2024, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables & Storage Segment	Increase primarily driven by the Victory Pass and Arica solar and BESS acquisition, which reached commercial operations in March 2024 and April 2024, respectively, and the Rosamond South I solar and BESS and Texas Solar Nova 2 acquisitions in March 2025 and March 2024, respectively.	$11
	Increase primarily driven by maintenance activities at various wind facilities.	6
	Increase driven by the Cedar Creek and Dan’s Mountain wind acquisitions, which reached commercial operations in April 2024 and May 2025, respectively, and the Tuolumne wind acquisition in April 2025.	3
Flexible Generation Segment	Increase primarily driven by maintenance activities at various facilities.	5
		$25
Interest Expense
Interest expense increased by $54 million during the six months ended June 30, 2025, compared to the same period in 2024, primarily due to the change in fair value of interest rate swaps due to changes in interest rates.

Income Tax Expense (Benefit)
For the six months ended June 30, 2025, the Company recorded an income tax expense of $5 million on a pretax loss of $87 million. For the same period in 2024, the Company recorded an income tax benefit of $3 million on a pretax loss of $45 million. The $8 million increase in income tax expense during the six months ended June 30, 2025, compared to the same period in 2024, was primarily due to the allocation of taxable earnings and losses, which includes the effect of applying the HLBV method of accounting for book purposes for certain partnerships.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the six months ended June 30, 2025, the Company had a net loss of $129 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method (primarily due to Cedro Hill TE Holdco, Daggett TE Holdco LLC, Daggett 2 TE Holdco LLC, Rosie TE HoldCo LLC, TSN1 TE Holdco LLC and VP-Arica TE Holdco LLC HLBV losses)	$(186)
CEG’s economic interest in Clearway Energy LLC	32
Income attributable to third-party partnerships	25
$(129)
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
Current Liquidity Position
As of June 30, 2025 and December 31, 2024, the Company’s liquidity was approximately $1,298 million and $1,330 million, respectively, comprised of cash, restricted cash and availability under the Company’s revolving credit facility.

(In millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents:
Clearway Energy, Inc. and Clearway Energy LLC, excluding subsidiaries	$46	$138
Subsidiaries	214	194
Restricted cash:
Operating accounts	112	184
Reserves, including debt service, distributions, performance obligations and other reserves	414	217
Total cash, cash equivalents and restricted cash	786	733
Revolving credit facility availability	512	597
Total liquidity	$1,298	$1,330
The Company’s liquidity includes $526 million and $401 million of restricted cash balances as of June 30, 2025 and December 31, 2024, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company’s facilities that are restricted in their use. As of June 30, 2025, these restricted funds were comprised of $112 million designated to fund operating expenses, approximately $176 million designated for current debt service payments and $83 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $155 million is held in distribution reserve accounts.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
As of June 30, 2025, the Company had $112 million in outstanding borrowings under the revolving credit facility and $76 million in letters of credit outstanding. On July 10, 2025, the Company borrowed an additional $123 million under the revolving credit facility, primarily to support the acquisition of Catalina on July 16, 2025, as described in Note 3, Acquisitions. The facility will continue to be used for general corporate purposes including financing of future investments or acquisitions and posting letters of credit.
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

The following table summarizes the credit ratings for the Company and its Senior Notes as of June 30, 2025:

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
For the six months ended June 30, 2025, the Company used approximately $132 million to fund capital expenditures, including growth expenditures of $123 million, primarily in the Renewables & Storage segment, funded through construction-related financing. Growth capital expenditures included $32 million incurred in connection with the Rosamond South I solar and BESS facility, $29 million incurred in connection with the Dan’s Mountain wind facility, $17 million incurred in connection with the repowering of the Cedro Hill wind facility, $14 million incurred in connection with the Luna Valley solar facility, $10 million incurred in connection with the Victory Pass and Arica solar and BESS facilities, $9 million incurred in connection with the Pine Forest solar and BESS facility, $7 million incurred in connection with the Daggett 1 BESS facility and $5 million incurred by other facilities. In addition, the Company incurred $9 million of maintenance capital expenditures, which is net of credits received from equipment manufacturers.
Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of June 30, 2025, the Company has several investments with an ownership interest percentage of 50% or less. GenConn is a VIE for which the Company is not the primary beneficiary. The Company’s pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $273 million as of June 30, 2025. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.
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
Catalina Solar Acquisition — On July 16, 2025, the Company, through its indirect subsidiary, Catalina Solar Investment LLC, acquired Catalina Solar Lessee Holdco LLC, which leases and operates the Catalina solar facility, from a third-party for approximately $127 million. Catalina reached commercial operations in 2013 and has a PPA with an investment-grade utility through 2038. The acquisition was funded with existing sources of liquidity. The Company estimates that its net capital investment in Catalina will be $125 million after factoring in cash acquired and estimated transaction expenses.
Pine Forest Drop Down — On June 10, 2025, the Company, through its indirect subsidiary, Pine Forest CE Class A Owner LLC, acquired the Class A membership interests in Pine Forest TargetCo, a partnership and the indirect owner of the Pine Forest solar and BESS facility, from Clearway Renew for initial cash consideration of $18 million. Also on June 10, 2025, the Company, through its indirect subsidiary, Pine Forest TE Class A, contributed $9 million to acquire the Class A membership interests in Pine Forest TE HoldCo LLC. At substantial completion, which is expected to occur in the second half of 2025, the Company estimates it will pay an additional $72 million to Clearway Renew for its Class A membership interests in Pine Forest TargetCo and will contribute an additional $37 million for its Class A membership interests in Pine Forest TE HoldCo LLC. The Company estimates that its total capital investment in Pine Forest TargetCo will be $136 million, excluding the impact of any closing adjustments noted in the purchase agreement. Pine Forest has PPAs for the solar facility with investment-grade counterparties and a 20-year weighted average contract duration that will commence when the underlying operating assets reach commercial operations, which is expected to occur in the second half of 2025. The acquisition was funded with existing sources of liquidity. As part of the acquisition of Pine Forest, the Company assumed the facility’s financing agreement, which included a construction loan that converts to a term loan when the facility reaches substantial completion, a cash equity bridge loan, a tax equity bridge loan and a tax credit transfer bridge loan, all of which will be completely paid off when the facility reaches substantial completion. Subsequent to the acquisition, the Company borrowed an additional $14 million in cash equity bridge loans through June 30, 2025.
Dan’s Mountain Drop Down — On May 21, 2025, when the Dan’s Mountain wind facility reached substantial completion, the Company paid $36 million to Clearway Renew as additional purchase price in connection with the Company’s acquisition of the Class A membership interests in Dan’s Mountain TargetCo on November 18, 2024, which was funded with existing sources of liquidity. Also on May 21, 2025, a third-party cash equity investor contributed $45 million to acquire the Class B membership interests in Dan’s Mountain TargetCo from Clearway Renew and the tax equity investor contributed an additional $90 million. The Company utilized the combined proceeds from the cash equity and tax equity investors, along with the Company’s entire additional purchase price, which was contributed back to the Company by CEG, and the $18 million previously held in escrow, to repay the tax equity bridge loan, to repay the cash equity bridge loan and to pay associated fees with the remaining proceeds distributed to CEG. Prior to substantial completion being reached, the Company borrowed an additional $18 million in construction loans during 2025. The Company’s total capital investment in Dan’s Mountain was $43 million.
Tuolumne Wind Acquisition — On April 29, 2025, the Company, through its indirect subsidiary, Washington Wind LLC, acquired the Tuolumne wind facility from an investment-grade regulated entity for approximately $210 million, which excludes $1 million in transaction expenses incurred in connection with the acquisition during the six months ended June 30, 2025. Tuolumne reached commercial operations in 2009. In connection with the acquisition, the Company entered into a 15-year PPA with an investment-grade regulated entity that commenced in April 2025. Also in connection with the acquisition, the Company entered into a financing agreement, which included the issuance of a $163 million term loan, as well as $22 million in letters of credit in support of debt service and facility obligations, supported by the Company’s interests in the Tuolumne wind facility. The acquisition was funded with the borrowings under the new financing agreement, as well as existing sources of liquidity. The Company’s net capital investment in Tuolumne was $59 million.

Luna Valley Drop Down — On April 29, 2025, the Company, through its indirect subsidiary, LV-Daggett Parent Holdco LLC, acquired Luna Valley Class B, the indirect owner of the Luna Valley solar facility, from Clearway Renew for initial cash consideration of $18 million. At substantial completion, which is expected to occur in the second half of 2025, the Company estimates it will pay an additional $72 million to Clearway Renew. The Company estimates that its total capital investment in Luna Valley Class B will be $90 million, excluding the impact of any closing adjustments noted in the purchase agreement. Luna Valley has PPAs with investment-grade counterparties that have a 17-year weighted average contract duration that commence when the underlying operating assets reach commercial operations, which is expected to occur in the second half of 2025. The acquisition was funded with existing sources of liquidity. As part of the acquisition of Luna Valley, the Company assumed the facility’s financing agreement, which included a construction loan that converts to a term loan when the facility reaches substantial completion, a cash equity bridge loan that was partially paid off at acquisition date and a tax equity bridge loan, both of which will be repaid when the facility reaches substantial completion. Subsequent to the acquisition, the Company borrowed an additional $17 million in construction loans through June 30, 2025.
Daggett 1 Drop Down — On April 29, 2025, the Company, through its indirect subsidiary, LV-Daggett Parent Holdco LLC, acquired Daggett 1 Class B, the indirect owner of the Daggett 1 BESS facility, from Clearway Renew for initial cash consideration of $11 million. At substantial completion, which is expected to occur in the second half of 2025, the Company estimates it will pay an additional $42 million to Clearway Renew. The Company estimates that its total capital investment in Daggett 1 Class B will be $53 million, excluding the impact of any closing adjustments noted in the purchase agreement. Daggett 1 has a PPA for capacity with an investment-grade counterparty for a contract duration of 15 years that commences when the facility reaches commercial operations, which is expected to occur in the second half of 2025. The acquisition was funded with existing sources of liquidity. As part of the acquisition of Daggett 1, the Company assumed the facility’s financing agreement, which included a construction loan that converts to a term loan when the facility reaches substantial completion and a tax equity bridge loan that will be repaid when the facility reaches substantial completion. Subsequent to the acquisition, the Company borrowed an additional $7 million in construction loans through June 30, 2025.
Rosamond South I Drop Down — On March 20, 2025, the Company, through its indirect subsidiary, Rosamond South Investment LLC, acquired the Class A membership interests in Rosie South TargetCo, a partnership and the indirect owner of the Rosamond South I solar and BESS facility, from Clearway Renew for initial cash consideration of $4 million. At substantial completion, which is expected to occur in the second half of 2025, the Company estimates it will pay an additional $17 million to Clearway Renew. The Company estimates that its total capital investment in Rosie South TargetCo will be $21 million, excluding the impact of any closing adjustments noted in the purchase agreement. Rosamond South I has PPAs with investment-grade counterparties that have a 15-year weighted average contract duration that commence when the underlying operating assets reach commercial operations, which is expected to occur in the second half of 2025. The acquisition was funded with existing sources of liquidity. As part of the acquisition of Rosamond South I, the Company assumed the facility’s financing agreement, which included a construction loan that converts to a term loan when the facility reaches substantial completion, a cash equity bridge loan that was paid off at acquisition date and a tax equity bridge loan that will be repaid when the facility reaches substantial completion. Subsequent to the acquisition, the Company borrowed an additional $35 million in construction loans through June 30, 2025.
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
The following table lists the dividends paid on the Company’s Class A common stock and Class C common stock during the six months ended June 30, 2025:

	Second Quarter 2025	First Quarter 2025
Dividends per Class A share	$0.4384	$0.4312
Dividends per Class C share	0.4384	0.4312
On August 4, 2025, the Company declared quarterly dividends on its Class A and Class C common stock of $0.4456 per share payable on September 16, 2025 to stockholders of record as of September 2, 2025.

Cash Flow Discussion
The following tables reflect the changes in cash flows for the comparative periods:

	Six months ended June 30,
	2025	2024	Change
	(In millions)
Net cash provided by operating activities	$286	$277	$9
Net cash used in investing activities	(398)	(647)	249
Net cash provided by (used in) financing activities	165	(111)	276
Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Increase from changes in working capital primarily driven by the timing of accounts receivable collections and payments of current liabilities, including accounts payable and current income taxes	$64
Partial buy-down of the Mt. Storm commodity contract in 2025	(35)
Decrease in operating income after adjusting for non-cash items	(18)
Decrease in distributions from unconsolidated affiliates	(2)
$9
Net Cash Used in Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Decrease in cash paid for Drop Down Assets, net of cash acquired	$594
Decrease in capital expenditures	70
Cash paid for acquisitions related to the Tuolumne wind acquisition in 2025	(211)
Repayment of note receivable – affiliate in 2024 related to the Rosie Class B LLC loan issued to Clearway Renew	(184)
Decrease in the return of investment from unconsolidated affiliates	(25)
Other	5
$249
Net Cash Provided by (Used in) Financing Activities

Changes in net cash provided by (used in) financing activities were driven by:	(In millions)
Decrease in payments for long-term debt and increase in proceeds from issuance of long-term debt	$1,205
Proceeds from the revolving credit facility in 2025	112
Decrease in contributions from noncontrolling interests, net of distributions	(1,019)
Increase in dividends paid to common stockholders and distributions paid to CEG unit holders	(12)
Pro-rata distributions to CEG in 2025	(7)
Increase in payments of debt issuance costs	(3)
$276

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
The Company, after the utilization of various federal and state NOL carryforwards, paid $1 million in federal and state income taxes during the six months ended June 30, 2025 and does not expect to pay material federal or state income taxes for the remainder of the current year. The Company does not anticipate being subject to the 15% corporate minimum tax on financial statement income.
Federal tax legislation enacted on July 4, 2025 contains a number of revisions to the Internal Revenue Code, including adjustments to the business interest expense disallowance calculation, accelerated tax depreciation and business tax credits and incentives for the development of clean energy facilities and production of clean energy, including wind, solar and BESS facilities. The Company is evaluating the potential impact of this legislation and does not anticipate the foregoing tax provisions will have a material impact on its consolidated financial statements. The Company will continue to monitor for guidance issued by the United States Department of the Treasury to assess for potential impact on its consolidated financial statements.
The Company is subject to examination by taxing authorities for income tax returns filed in the U.S. federal and various state jurisdictions. All tax returns filed by the Company for the year ended December 31, 2013 and forward remain subject to audit. As of December 31, 2024, the U.S. federal partnership returns of three of the Company’s subsidiaries are under audit by the IRS. The IRS has issued proposed adjustments with respect to all three of the subsidiaries under audit. The Company believes that such proposed adjustments are without merit and in any case would not impact the Company’s tax liability or the tax liability of such subsidiary. The Company believes that the ultimate resolution of each of these audits will not be material to the Company’s financial condition, results of operations or liquidity, and thus no material provision has been made for any adjustments that may result from tax examinations. The outcome of tax audits cannot be predicted with certainty and if any issues addressed in tax audits of the Company are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
The Company had no material uncertain tax benefits as of June 30, 2025.
Fair Value of Derivative Instruments
The Company may enter into energy-related commodity contracts to mitigate variability in earnings due to fluctuations in spot market prices. In addition, in order to mitigate interest rate risk associated with the issuance of variable rate debt, the Company enters into interest rate swap agreements.
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at June 30, 2025, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at June 30, 2025. For a full discussion of the Company’s valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses) Gains	(In millions)
Fair value of contracts as of December 31, 2024	$(196)
Contracts realized or otherwise settled during the period	54
Changes in fair value	(110)
Fair value of contracts as of June 30, 2025	$(252)

	Fair value of contracts as of June 30, 2025
	Maturity
Fair Value Hierarchy (Losses) Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$19	$10	$64	$7	$100
Level 3	(56)	(124)	(93)	(79)	(352)
Total	$(37)	$(114)	$(29)	$(72)	$(252)
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MWh increase or decrease in power prices across the term of the long-term power commodity contracts would cause a change of approximately $4 million to the net value of the related derivatives as of June 30, 2025.
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
The Company and most of its subsidiaries, enter into interest rate swaps intended to hedge the risks associated with interest rates on non-recourse facility-level debt or any potential refinancing of the Senior Notes. See Item 15 — Note 10, Long-term Debt, to the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the 2024 Form 10-K for more information about interest rate swaps of the Company’s subsidiaries.
If all of the interest rate swaps had been discontinued on June 30, 2025, the counterparties would have owed the Company $101 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of June 30, 2025, a change of 1%, or 100 basis points, in interest rates would result in an approximately $5 million change in market interest expense on a rolling twelve-month basis.
As of June 30, 2025, the fair value of the Company’s debt was $8,421 million and the carrying value was $8,782 million. The Company estimates that a decrease of 1%, or 100 basis points, in market interest rates would have increased the fair value of its long-term debt by approximately $304 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
Insider Trading Plans
During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CLEARWAY ENERGY, INC. (Registrant)

/s/ CRAIG CORNELIUS
Craig Cornelius
President and Chief Executive Officer (Principal Executive Officer)

/s/ SARAH RUBENSTEIN
Sarah Rubenstein
Date: August 5, 2025	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)