Form 10-K
period 2025-12-31
Clearway Energy, Inc.
filed 2026-02-24
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year ended	December 31, 2025
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to .
Commission File Number: 001-36002
Clearway Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware			46-1777204
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

300 Carnegie Center, Suite 300	Princeton	New Jersey	08540
(Address of principal executive offices)			(Zip Code)
(609) 608-1525
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01	CWEN.A	New York Stock Exchange
Class C Common Stock, par value $0.01	CWEN	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                    Yes ☐    No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                        ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                            ☐
As of the last business day of the most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $2,789 million based on the closing sale prices of such shares as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2026
Common Stock, Class A, par value $0.01 per share	34,613,853
Common Stock, Class B, par value $0.01 per share	42,738,750
Common Stock, Class C, par value $0.01 per share	86,290,173
Common Stock, Class D, par value $0.01 per share	41,576,142
Documents Incorporated by Reference:
Portions of the Registrant’s Definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

TABLE OF CONTENTS

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2028 Senior Notes	$850 million aggregate principal amount of 4.75% unsecured senior notes due 2028, issued by Clearway Energy Operating LLC
2031 Senior Notes	$925 million aggregate principal amount of 3.75% unsecured senior notes due 2031, issued by Clearway Energy Operating LLC
2032 Senior Notes	$350 million aggregate principal amount of 3.75% unsecured senior notes due 2032, issued by Clearway Energy Operating LLC
2034 Senior Notes	$600 million aggregate principal amount of 5.75% unsecured senior notes due 2034, issued by Clearway Energy Operating LLC
Adjusted EBITDA	A non-GAAP measure, represents earnings before interest (including loss on debt extinguishment), tax, depreciation and amortization adjusted for mark-to-market gains or losses, asset write offs and impairments; and factors which the Company does not consider indicative of future operating performance
ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates – updates to the ASC
ATM Program	At-the-Market Equity Offering Program
BESS	Battery energy storage system
Black Start	The capability of a generating asset to restore the grid in the event of a blackout without relying on the external electric power transmission network
CAFD
A non-GAAP measure, Cash Available for Distribution is defined as of December 31, 2025 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, cash receipts from notes receivable, cash contributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments and payments for lease expenses, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, changes in prepaid and accrued capacity payments, and adjusted for development expenses

CAISO	California Independent System Operator
Capistrano Portfolio Holdco LLC	The holding company that owns four wind facilities representing 263 MW of capacity, which includes Broken Bow, Crofton Bluffs, Mountain Wind 1 and Mountain Wind 2
Capistrano Wind Portfolio	Portfolio of wind facilities acquired from Clearway Renew on August 22, 2022, which includes Broken Bow, Cedro Hill, Crofton Bluffs, Mountain Wind 1 and Mountain Wind 2
Catalina	109 MW solar facility located in Kern County, California that the Company leases and operates
CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreement	Amended and Restated Master Services Agreement and Payroll Sharing Agreement, effective as of January 1, 2025, among the Company, Clearway Energy Finance Inc., Clearway Energy LLC, Clearway Energy Operating LLC and CEG
Clearway Energy LLC	The holding company through which the facilities are owned by Clearway Energy Group LLC, the holder of Class B and Class D units, and the Company, the holder of the Class A and Class C units
Clearway Energy Group LLC	The holder of all shares of the Company’s Class B and Class D common stock and Clearway Energy LLC’s Class B and Class D units, and from time to time, possibly shares of the Company’s Class A and/or Class C common stock. Clearway Energy Group LLC is a leading developer of renewable, energy storage and power infrastructure in the U.S.
Clearway Energy Operating LLC	The holder of the facilities that are owned by Clearway Energy LLC
Clearway Renew	Clearway Renew LLC, a subsidiary of CEG, and its wholly-owned subsidiaries
COD	Commercial Operation Date
Code	Internal Revenue Code of 1986, as amended
Company	Clearway Energy, Inc., together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
CVSR Holdco	CVSR Holdco LLC, the indirect owner of CVSR

Daggett 1 Class B	Daggett 1 Class B Member LLC, the indirect owner of Daggett 1
Dan’s Mountain TargetCo	Dan’s Mountain TargetCo LLC, a partnership and the indirect owner of Dan’s Mountain
Deriva Solar Portfolio	613 MW operational solar portfolio located in eight states that the Company entered into a binding agreement on October 3, 2025 to acquire
Distributed Solar	Solar power facilities, typically less than 20 MW in size (on an alternating current, or AC, basis), that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
DRIP	Dividend Reinvestment Plan
Drop Down Assets	Assets under common control acquired by the Company from CEG
DSPP	Direct Stock Purchase Plan
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the ISO and the regional reliability coordinator of the various electricity systems within Texas
EWG	Exempt Wholesale Generator
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Flexible Generation	Formerly the Conventional Generation segment
FPA	Federal Power Act
FWS	U.S. Fish & Wildlife Service
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GHG	Greenhouse gas
GIP	Global Infrastructure Partners
GW	Gigawatt
HLBV	Hypothetical Liquidation at Book Value
Honeycomb Portfolio	Four BESS facilities under construction in Beaver County and Iron County, Utah representing 320 MW of capacity, which includes Enterprise, Escalante I, Granite Mountain East and Iron Springs that are co-located with the respective solar facilities
IRS	Internal Revenue Service
ISO	Independent System Operator, also referred to as an RTO
ITC	Investment Tax Credit
Luna Valley Class B	Luna Valley Class B Member LLC, the indirect owner of Luna Valley
MBTA	Migratory Bird Treaty Act
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
Natural Gas Holdco	Natural Gas CA Holdco LLC
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to Clearway Energy, Inc. net of collateral
NOLs	Net Operating Losses
NOx	Nitrogen Oxides
NPNS	Normal Purchases and Normal Sales
NRG	NRG Energy, Inc.
OCI/OCL	Other comprehensive income/loss
O&M	Operations and Maintenance
PG&E	Pacific Gas and Electric Company
Pine Forest TargetCo	Pine Forest CE TargetCo LLC, a partnership and the indirect owner of Pine Forest

Pine Forest TE Class A	Pine Forest TE Class A Owner LLC, a consolidated subsidiary of Clearway Energy Finance Inc. and an indirect subsidiary of the Company
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PUCT	Public Utility Commission of Texas
PUHCA	Public Utility Holding Company Act of 2005
PURPA	Public Utility Regulatory Policies Act of 1978
QF	Qualifying Facility under PURPA
RA	Resource adequacy
Renewables & Storage	Formerly the Renewables segment
RENOM	Clearway Renewable Operation & Maintenance LLC, a wholly-owned subsidiary of CEG
Rosie Central BESS	Rosie BESS Devco LLC
Rosie South TargetCo	Rosie South TargetCo LLC, a partnership and the indirect owner of Rosamond South I
RPS	Renewable Portfolio Standards
RTO	Regional Transmission Organization
SCE	Southern California Edison
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2028 Senior Notes, the 2031 Senior Notes, the 2032 Senior Notes and the 2034 Senior Notes
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SPP	Solar Power Partners
SREC	Solar Renewable Energy Credit
U.S.	United States of America
Utah Solar Portfolio	Seven utility-scale solar farms located in Utah, representing 530 MW of capacity, which includes Enterprise, Escalante I, Escalante II, Escalante III, Granite Mountain East, Granite Mountain West and Iron Springs
Utility Scale Solar	Solar power facilities, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VIE	Variable Interest Entity

PART I
Item 1 — Business
General
Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor with a focus on investments in clean energy and owner of modern, sustainable and long-term contracted assets across North America. The Company was formed as a Delaware corporation on December 20, 2012. The Company is sponsored by Clearway Energy Group LLC, or CEG.
The Company is one of the largest owners of clean energy generation assets in the U.S. The Company’s portfolio comprises approximately 12.9 GW of gross capacity in 27 states, including approximately 10.1 GW of wind, solar and battery energy storage systems, or BESS, and approximately 2.8 GW of dispatchable combustion-based power generation assets included in the Flexible Generation segment that provide critical grid reliability services. In 2025, 98% of the Company’s total generation was attributable to renewable energy and storage assets. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of the Company’s Renewables & Storage segment offtake agreements was approximately 12 years as of December 31, 2025 based on CAFD. A complete listing of the Company’s interests in operating facilities as of December 31, 2025 can be found in Item 2 — Properties.
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
As of December 31, 2025, the Company owned 58.62% of the economic interests of Clearway Energy LLC, with CEG owning 41.38% of the economic interests of Clearway Energy LLC.

The diagram below represents a summarized structure of the Company as of December 31, 2025:
Business Strategy
The Company’s primary business strategy is to focus on the ownership of assets and growth through investments in or acquisitions of assets that generate predictable, long-term cash flows so that it can continue to grow and expand the business as well as to increase the dividends paid to holders of the Company’s Class A and Class C common stock over time.
The Company’s plan for executing its business strategy includes the following key components:
Focus on contracted renewable energy and dispatchable combustion-based generation. The Company owns and operates utility scale and distributed renewable energy assets, as well as BESS facilities, and dispatchable combustion-based power generation assets included in the Flexible Generation segment that provide critical grid reliability services. The assets are operated with proven technologies and have generally low operating risks and stable cash flows. The Company believes that by focusing on this core asset class and leveraging its industry knowledge, it will maximize its strategic opportunities, be a leader in operational efficiency and maximize its overall financial performance.

Growing the business through investments in operating power generation assets. The Company believes that its base of operations provides a platform for strategic growth through cash accretive and tax advantaged investments and acquisitions complementary to its existing portfolio and investment in organic cash flow expansion of its own fleet. In addition, the Company may invest in or acquire generation facilities from third parties when it believes its knowledge of the market and operating expertise provides it with a competitive advantage, as well as consummate future investments in, or acquisitions of, assets developed by CEG. The Company believes that CEG’s development expertise provides the Company access to a development platform with an extensive pipeline of potential renewable energy and BESS facilities that are aligned with the Company’s growth objectives. The Company and CEG work collaboratively in considering new assets to be invested in or acquired by the Company. The assets listed below represent the Company’s currently committed investments in facilities:

Asset	Technology	Gross Capacity (MW)	State	Estimated Funding
Deriva Solar Portfolio (a) (b)	Distributed Generation	613	Various	1H26
Goat Mountain Repower	Wind	360	TX	2H27
Mt. Storm Repower	Wind	335	WV	2H26
Rosamond South II	BESS	92	CA	2H26
San Juan Mesa Repower (b)	Wind	135	NM	2H27
Spindle	BESS	199	CO	2H26
Tuolumne Repower	Wind	137	WA	2H26

(a) Third-party acquisition of operating facilities.
(b) Included in a co-investment partnership.
Primary focus on North America. The Company intends to focus its investments in North America. The Company believes that industry fundamentals in North America offer significant opportunity to grow its portfolio without creating significant exposure to currency or sovereign risk. By focusing its efforts on North America, the Company believes it will best leverage its regional knowledge of power markets, industry relationships and skill sets to maximize its performance.
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
Competition
Power generation is a capital-intensive business with numerous and diverse industry participants. The Company competes based on the location of its plants, as well as the contract price and terms of individual facilities. Within the power industry, the Company competes with a wide variety of companies with different capabilities, resources and business models, depending on the market. The Company’s competitors for energy supply include utilities and independent power producers. The Company also competes to acquire new facilities with renewable developers who retain ownership of their renewable power plants, independent power producers, financial investors and other downstream power infrastructure owners. Competitive conditions may be substantially affected by capital market conditions and by various forms of energy-related legislation and regulation considered by federal, state and local legislatures and administrative agencies, including tax policy. Such laws and regulations, or changes thereto, may substantially increase the costs of acquiring, constructing and operating facilities, and it could be difficult for the Company to adapt to and operate under such laws and regulations.

Competitive Strengths
Stable, high quality cash flows. The Company’s facilities have a stable, predictable cash flow profile consisting of long-life electric generation assets that primarily sell electricity under long-term fixed priced contracts or pursuant to regulated rates with investment-grade and certain other creditworthy counterparties. The majority of the Company’s facilities have minimal fuel risk, as the Renewables & Storage facilities have no fuel costs, however, the Company’s merchant assets included in the Flexible Generation segment need to procure their own fuel. The offtake agreements within the Company’s Renewables & Storage segment have a weighted-average remaining duration, based on CAFD, of approximately 12 years as of December 31, 2025, which contributes to long-term cash flow stability. The Company’s offtake agreements with counterparties for whom credit ratings are available have a weighted-average Moody’s rating of Baa1 based on rated capacity under contract. Additionally, because all of the Company’s assets are located in the U.S., they are not exposed to currency or repatriation risks.
Environmentally well-positioned portfolio of assets. The Company’s portfolio includes approximately 10.1 gross GW of installed wind, solar and BESS assets that are predominantly non-emitting sources of power generation. Additionally, the Company’s assets within the Flexible Generation segment that are located in California consist of efficient gas generation facilities that support electric system reliability. The Company does not expect to incur any significant capital expenditures in the foreseeable future to comply with current environmental regulations applicable to its generation assets. Taken as a whole, the Company believes it will be a net beneficiary of growing energy demand and market support for the types of assets that the Company operates and acquires.
High quality, long-lived assets with low operating and capital requirements. The Company benefits from a portfolio of relatively newer assets. The Company’s assets are largely comprised of proven and reliable technologies, provided by leading original wind, solar and BESS equipment manufacturers. Given the nature of the portfolio, which includes a substantial number of wind, solar and BESS facilities, with relatively low operating and maintenance costs, the Company expects to maintain high fleet availability and expend modest maintenance-related capital expenditures.
Significant scale and diversity. The Company’s portfolio comprises approximately 12.9 GW of gross capacity in 27 states, including approximately 10.1 GW of wind, solar and BESS and approximately 2.8 GW of dispatchable combustion-based power generation providing critical grid reliability services. The Company’s contracted assets included in the Renewables & Storage and Flexible Generation segments benefit from significant diversification in terms of technology, fuel type, counterparty and geography. The Company believes its scale and access to best practices across the fleet improves its business development opportunities through enhanced industry relationships, reputation and understanding of regional power market dynamics. Furthermore, the Company’s diversification reduces its operating risk profile and reliance on any single market.
Relationship with CEG as sponsor. The Company believes that its relationship with CEG provides significant benefits given CEG’s highly capable renewable development and operations platform that is aligned to support the Company’s growth. CEG has strong capabilities in capital formation, power origination, procurement, construction, business development, asset management, operations and maintenance and related commercial functions, all of which help to safeguard and optimize the value of the Company’s business and operating fleet.
Segment Review
The following tables summarize the Company’s operating revenues, net income (loss) and assets by segment, as discussed in Item 15 — Note 13, Segment Reporting:

	Year ended December 31, 2025
(In millions)	Flexible Generation	Renewables & Storage	Corporate	Total
Operating revenues	$291	$1,138	$—	$1,429
Net income (loss)	40	(60)	(211)	(231)
Total assets	1,803	14,557	295	16,655

	Year ended December 31, 2024
(In millions)	Flexible Generation	Renewables & Storage	Corporate	Total
Operating revenues	$342	$1,029	$—	$1,371
Net income (loss)	64	31	(158)	(63)
Total assets	1,933	12,236	160	14,329

	Year ended December 31, 2023
(In millions)	Flexible Generation	Renewables & Storage	Corporate	Total
Operating revenues	$420	$894	$—	$1,314
Net income (loss)	109	(12)	(111)	(14)
Policy Incentives
U.S. federal, state and local governments have established various policy incentives to support the development, financing, ownership and operation of renewable energy facilities. These incentives include PTCs, ITCs, accelerated tax depreciation, cash grants, tax abatements and RPS programs which have the effect of decreasing the costs and risks associated with developing and operating such facilities or creating demand for renewable energy assets. In particular,
•Owners of wind facilities are eligible to claim the PTC, or an ITC in lieu of the PTC, provided that certain requirements are met. Similarly, owners of solar facilities are eligible to claim the ITC or, for facilities placed in service after August 16, 2022, either the ITC or, in lieu thereof, a PTC, provided certain requirements are met. Additionally, owners of BESS facilities are eligible to claim the ITC for facilities placed in service after December 31, 2022, provided certain requirements are met. The PTC is an annual credit that is based on the amount of electricity sold by the facility during the first ten years after the facility is first placed in service. The ITC is a one-time credit that is based on a percentage of the cost of the facility and is claimed for the tax year in which the facility is first placed in service. Depending on the type of taxpayer, the PTC or ITC may be sold to an unrelated third party for cash. In order to qualify for the full amount of these credits in the case of facilities whose construction began on or after January 28, 2023, certain prevailing wage and apprenticeship requirements generally must be satisfied. For facilities that begin construction after December 31, 2024, the PTC and ITC will no longer apply and such facilities may instead be eligible for the clean electricity production credit or clean electricity investment credit, respectively. In order to qualify for these new credits, the facility’s GHG emissions cannot be greater than zero. Moreover, pursuant to legislation enacted July 4, 2025, wind and solar facilities that begin construction after July 4, 2026 must be placed in service by December 31, 2027 in order to qualify for these credits and the percentage of components in the facility manufactured by foreign entities of concern cannot exceed a specified percentage.
•Pursuant to the U.S. federal Modified Accelerated Cost Recovery System, or MACRS, wind, solar and BESS facilities have generally been depreciable for tax purposes over a five-year period (before applying certain conventions), even though the useful life of such facilities is generally much longer than five years. However, pursuant to federal tax legislation enacted on July 4, 2025, in certain cases, facilities as to which construction begins after 2024 will no longer be depreciable over a five-year period; instead, their cost will be recovered over a seven-year period. Under the same legislation, immediate 100% expensing is also permanently available for such property.
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
The elimination of, loss of, reduction in, or the addition of stricter eligibility requirements for the business tax credits and incentives discussed above could decrease the attractiveness of renewable energy facilities to developers, including, but not limited to, CEG, which could reduce the Company’s acquisition or development opportunities. Such an elimination, loss or reduction could also reduce the Company’s willingness to pursue or develop certain renewable energy facilities due to higher operating costs or decreased revenues under its PPAs. However, these changes (i) are not anticipated to have an adverse impact on the anticipated pipeline of facilities that are being developed by the Company’s sponsor, CEG, through at least 2030 and (ii) did not impact the operation of facilities owned by the Company.

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
The PUHCA provides FERC with certain authority over and access to books and records of public utility holding companies and companies within the public utility holding company systems. The Company is not required to comply with the accounting, record retention and reporting requirements promulgated by FERC pursuant to the PUHCA.
Environmental Matters
The Company is subject to a wide range of environmental laws during the development, construction, ownership and operation of facilities. These existing and future laws generally require that governmental permits and approvals be obtained before construction and maintained during operation of facilities. The Company is obligated to comply with all environmental laws and regulations applicable within each jurisdiction and required to implement environmental programs and procedures to monitor and control risks associated with the construction, operation and decommissioning of regulated or permitted energy assets. Federal, state and local environmental laws have historically become more stringent over time, although this trend has recently shifted at the federal level. To the extent that proposed legislation and new or revised regulations restrict or otherwise impact the Company’s operations, the proposed legislation and regulations could have a negative impact on the Company’s financial performance.

EPA GHG Rulemaking and Proposals — In March 2025, a Joint Resolution of Disapproval under the Congressional Review Act was signed which prohibited the EPA’s November 2024 Waste Emissions Charge rules from taking effect. Federal tax legislation enacted on July 4, 2025 postponed the EPA’s imposition of the Waste Emissions Charge to 2034. On July 29, 2025, the EPA issued an interim final rule extending several compliance deadlines associated with the strict new methane rules for the oil and gas industry that were published in March 2024 and took effect in May 2024. In December 2025, the EPA issued a final rule extending these compliance deadlines associated with its 2024 methane rules. On September 16, 2025, the EPA announced a proposal to end the Greenhouse Gas Reporting Program for all sectors except petroleum and natural gas systems (excluding reporting for natural gas distribution). Reporting for petroleum and natural gas systems under the Greenhouse Gas Reporting Program would be deferred until 2034 under the proposal. On February 12, 2026, the EPA announced the repeal of its 2009 “Endangerment Finding” under the Clean Air Act, which found that GHGs endanger the public health and welfare of current and future generations and emissions of GHGs from motor vehicles contribute to GHG pollution. The Endangerment Finding formed the EPA’s legal authority to regulate GHG emissions from motor vehicles, but the repeal calls into question the EPA’s authority to regulate GHGs not just from motor vehicles, but from all regulated sources, as well as the EPA’s prior scientific assessment of climate change risks. Litigation regarding the repeal is anticipated and it is unclear how the repeal will impact the EPA’s regulation of GHG emissions generally going forward. The move away from the federal regulation of GHGs and the repeal of the Endangerment Finding mark a significant shift in federal climate policy.
Changes to NEPA — In February 2025, the White House Council on Environmental Quality, or CEQ, sent NEPA Implementation Guidance to the heads of federal department and agencies to expedite and simplify the permitting process pursuant to Executive Order 14154, “Unleashing American Energy.” In the same month, CEQ issued an interim final rule removing its regulations implementing NEPA from the Code of Federal Regulations, which rule was finalized in January 2026. On May 29, 2025, the U.S. Supreme Court issued a decision in Seven County Infrastructure Coalition v. Eagle County, Colorado limiting the scope of upstream and downstream effects agencies must consider in NEPA reviews and clarifying that courts must afford agencies “substantial judicial deference” in NEPA cases. In July 2025, federal tax legislation added Section 112 to NEPA, which provides for expedited environmental reviews for a fee under NEPA, and the U.S. Army Corps of Engineers, FERC and the Departments of Energy, Interior, Transportation, Agriculture and Defense released updates to their regulations and procedures implementing NEPA to speed up permitting and streamline environmental reviews.
Federal Endangered Species Act Legislation and Regulations — In November 2025, the U.S. Fish and Wildlife Service proposed four rules, two of which were jointly issued with the National Marine Fisheries Service, which amend the federal Endangered Species Act, or ESA, regulations. The proposed rules revise the prior administration’s 2024 regulations under the ESA and revert to the 2019 and 2020 regulations regarding listing, delisting and critical habitat determinations, pursuant to Executive Order 14154, “Unleashing American Energy,” and the U.S. Department of Interior Secretary’s Order 3418 (implementing EO 14154).
Federal Eagle Incidental Take Permit Rule — On September 30, 2022, FWS published in the Federal Register a draft rule revising the eagle incidental take permit program. Comments on the revised rule continued to be accepted during 2023. The final eagle incidental take permit rule was published in the Federal Register on February 12, 2024, and became effective on April 13, 2024. The final rule provided expedited eagle take permitting and a lower cost pathway to permit issuance for many wind facilities but not all. Facility-specific permits will still be required for some facilities. In August 2025, DOI began auditing the eagle take permit program and eagle take permits for wind projects issued prior to January 2025 as part of the DOI’s implementation of Executive Order 14315 “Ending Market Distorting Subsidies for Unreliable, Foreign-Controlled Energy Sources” and DOI’s memorandum “Ensuring Compliance with the Bald and Gold Eagle Protection Act and Executive Order 14315.”
Federal MBTA Incidental Take Legislation and Regulations — On April 11, 2025, citing executive order “Unleashing American Energy,” the U.S. Department of the Interior, or DOI, issued a legal opinion repealing opinion M-37065, which was issued during the prior administration and specified that the MBTA prohibits both intentional and incidental take of migratory birds, and restoring opinion M-37050, which was issued during the first Trump administration and specifies that only intentional take of migratory birds is prohibited. On July 29, 2025, DOI announced a policy measure to review whether avian mortality rates associated with the development of wind energy facilities located in migratory flight paths qualify as “incidental” takings of birds under the MBTA and related laws, and to determine the appropriate approach to permitting these activities, identifying violations of the applicable statutes and related penalties.

California Climate Disclosure Laws — In September 2023, the California State Assembly passed landmark climate disclosure laws (SB 253 and SB 261, as amended by SB 219). These laws require large companies "doing business in California" to provide annual reporting of Scope 1, 2 and 3 GHG emissions to the state (SB 253) and the biennial disclosure of climate-related financial risks and mitigation (SB 261). The initial reporting of Scope 1 and 2 emissions under SB 253 is due August 10, 2026, and the reporting of Scope 3 emissions is set to begin in 2027. The biennial disclosure under SB 261 was originally due on January 1, 2026, however, on November 18, 2025, enforcement of SB 261 was stayed due to a preliminary injunction from the Ninth Circuit Court of Appeals. Litigation regarding both laws remains ongoing. The Company has prepared to comply with these new state requirements.
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
Customers
The Company sells its electricity and environmental attributes, including RECs, primarily to customers located across 27 states under contractual arrangements. The Company’s customer base includes 38 local utilities and 26 commercial and industrial customers delivered through its utility-scale generation fleet, as well as thousands of additional customers for products delivered from its distributed solar fleet. During the year ended December 31, 2025, the Company’s largest customers as a percentage of consolidated revenue were SCE and PG&E, which represented approximately 22% and 16%, respectively, with the next five largest customers representing a total of approximately 26% of consolidated revenue.
Human Capital
Effective January 1, 2025, the Company effected a reorganization pursuant to which all of the employees of the Company transferred to CEG. As a result, the Company does not have employees of its own and instead depends solely on the services provided by or under the direction of CEG under the CEG Master Services Agreement to carry out its operations. The Company directly bears all labor costs for certain employees of CEG who perform work on behalf of the Company. The Company also depends upon personnel of CEG for the provision of asset management, administration and O&M services.
In addition to the personnel of CEG, the Company relies on other third-party service providers in the daily operations of its facilities in the Flexible Generation segment, as well as certain renewable facilities.
The Company, together with CEG, focuses on attracting, developing and retaining a team of highly talented and motivated employees. CEG seeks to attract and retain employees with industry experience and relevant skills to support operations, which in certain areas requires specific professional or technical skills and experience. CEG’s programs to attract and recruit qualified candidates focus on identifying qualified candidates from a variety of backgrounds with the requisite skills and experience to bring value to the Company. CEG regularly conducts assessments of its compensation and benefit practices and pay levels to help ensure that staff members are compensated equitably and competitively. CEG devotes extensive resources to staff development and training, including tuition assistance for career-enhancing academic and professional programs. CEG utilizes various programs for developing and retaining employees that focus on employee engagement and belonging, as well as continuing education. Employee performance is measured in part based on goals that are aligned with the Company’s annual objectives.
CEG is committed to maintaining a workplace that acknowledges, encourages and values its employees as individuals. The Company and CEG believe that individual differences, experiences, and strengths enrich a company’s culture and help it better understand the needs of its customers and the communities in which it operates.
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

Aligned with the Company’s strategy of owning and acquiring environmentally-sound assets, in 2025, approximately 91% of the Company’s total operating revenues were not tied to the dispatch of power generation emitting GHGs. This non-GHG emitting operating revenue included renewable energy generation and grid reliability services in the Company’s Renewables & Storage segment and grid reliability services in the Flexible Generation segment at the El Segundo, Marsh Landing and Walnut Creek facilities. Excluding the Carlsbad facility, which is currently under a long-term tolling agreement whereby the Company does not control the dispatch of the facility, in 2025, approximately 97% of the Company’s total operating revenues were not tied to the dispatch of power generation emitting GHGs.
Also in 2025, 98% of the Company’s total generation was attributable to renewable energy and storage assets. The Company has also issued $2,725 million of corporate green bonds under a green bond framework that applies the net proceeds to finance or refinance, in part or in full, new and existing facilities and assets meeting certain criteria focused on the supply of energy from renewable resources, including solar energy and wind energy, which includes the 2034 Senior Notes that were issued on January 13, 2026, as further described in Item 15 — Note 10, Long-term Debt.
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
•The Company’s ability to effectively consummate future investments or acquisitions will also depend on the Company’s ability to arrange the required or desired financing for such transactions.
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
•Risks that are beyond the Company’s control, including but not limited to acts of terrorism or related acts of war, natural disasters, severe weather, changes in weather patterns, flooding, wildfires, pandemics, inflation, supply chain disruptions, hostile cyber intrusions or other catastrophic events, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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
•The Company depends on key personnel and its and CEG’s ability to attract and retain additional skilled management and other personnel, the loss of any of which could have a material adverse effect on the Company’s financial condition and results of operations.
•The Company may potentially be adversely affected by emerging technologies that may over time impact capacity markets and the energy industry overall.
•The Company has identified a material weakness in its internal control over financial reporting related to hypothetical liquidation at book value (HLBV) accounting that, if not properly remediated, could adversely affect its business and results of operations.

Risks Related to the Company’s Relationship with CEG
•CEG exercises substantial influence over the Company, and the Company is highly dependent on CEG.
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
•Government regulations providing incentives for renewable power generation and battery energy storage could change at any time and such changes may negatively impact the Company’s growth strategy.
•Changes in U.S. foreign trade policies may have a material adverse effect on the Company’s business, operations and financial condition.
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
•Changes in tax laws or policies, including but not limited to changes in corporate income tax rates, as well as judgments and estimates used in the determination of tax-related asset and liability amounts, could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.
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
The Company’s business strategy includes growth through investments in, and acquisitions of, additional generation assets (including through corporate acquisitions). This strategy depends on the Company’s ability to successfully identify and evaluate investment and acquisition opportunities and consummate investments and acquisitions on favorable terms. However, the number of investment and acquisition opportunities is limited. In addition, the Company will compete with other companies for these limited investment and acquisition opportunities, which may increase the Company’s cost of making investments or acquisitions or cause the Company to refrain from making investments or acquisitions at all. Some of the Company’s competitors for investments and acquisitions are much larger than the Company with substantially greater financial or human resources. These companies may be able to pay more for investments or acquisitions and may be able to identify, evaluate, bid for and purchase a greater number of assets than the Company’s financial or human resources permit. If the Company is unable to identify and consummate future investments or acquisitions, its ability to execute its growth strategy and increase the amount of dividends paid to holders of the Company’s common stock may be limited.
The Company’s ability to invest in or acquire future renewable facilities may also depend on the financial viability of renewable energy assets generally. The financial viability of these assets may, from time to time, be impacted by public policy mechanisms, including PTCs, ITCs, cash grants, loan guarantees, accelerated depreciation, RPS and carbon trading plans. These mechanisms have been implemented at the state and federal levels to support the development and ongoing viability of renewable generation, demand-side and smart grid and other clean infrastructure technologies. The availability and continuation of public policy support mechanisms will drive a significant part of the economics and viability of the Company’s growth strategy and expansion into clean energy investments.
The investment in, or acquisition of, companies and assets are subject to substantial risks, including the failure to identify material problems during due diligence (for which the Company may not be indemnified post-closing) and the risk of overpaying for assets (or not making investments or acquisitions on an accretive basis). The integration and consolidation of acquisitions requires substantial human, financial and other resources and, ultimately, the Company’s acquisitions may divert management’s attention from the Company’s existing business operations, disrupt the Company’s ongoing business or not be successfully integrated. There can be no assurances that any future investments or acquisitions will perform as expected or that the returns from such investments or acquisitions will support the financing utilized to invest in, acquire or maintain them. A failure to achieve the financial returns the Company expects when it invests in or acquires generation assets could have a material adverse effect on the Company’s ability to grow its business and make cash distributions to its stockholders. Any failure of the Company’s acquired generation assets to be accretive or difficulty in integrating such acquisition into the Company’s business could have a material adverse effect on the Company’s ability to grow its business and make cash distributions to its stockholders. As a result, the consummation of acquisitions could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and ability to pay dividends to holders of the Company’s common stock.

Counterparties to the Company’s offtake agreements may not fulfill their obligations and, as the contracts expire or terminate, the Company may not be able to replace them with agreements on similar terms, or at all.
The majority of the electric power the Company generates within the Renewables & Storage segment is sold under long-term offtake agreements with public utilities or industrial or commercial end-users, with a weighted average remaining duration, based on CAFD, of approximately 12 years. As of December 31, 2025, the largest customers of the Company’s power generation and BESS assets, including assets in which the Company has less than a 100% membership interest, were SCE and PG&E, which represented 22% and 16%, respectively, of total consolidated revenues generated by the Company during the year ended December 31, 2025.
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
The Company’s ability to effectively consummate future investments or acquisitions will also depend on the Company’s ability to arrange the required or desired financing for such transactions.
The Company may not have sufficient credit availability under the Company’s financing arrangements or have access to facility-level financing on commercially reasonable terms when investment or acquisition opportunities arise. An inability to obtain the necessary or desired financing could significantly limit the Company’s ability to consummate future investments or acquisitions and effectuate the Company’s growth strategy. If financing is available, utilization of the Company’s credit available under its financing arrangements or facility-level financing for all or a portion of the purchase price of an investment or acquisition could significantly increase the Company’s interest expense, impose additional or more restrictive covenants and reduce CAFD. Similarly, the Company’s issuance of additional equity securities as consideration for investments or acquisitions could cause significant stockholder dilution and reduce the Company’s per share dividends, particularly if the investments or acquisitions are not sufficiently accretive. The Company’s ability to consummate future investments or acquisitions may also depend on the Company’s ability to obtain any required regulatory approvals or other third-party approvals for such investments or acquisitions.
The Company’s indebtedness could adversely affect its ability to raise additional capital to fund the Company’s operations or pay dividends. It could also expose the Company to the risk of increased interest rates and limit the Company’s ability to react to changes in the economy or the Company’s industry as well as impact the Company’s results of operations, financial condition and cash flows.
As of December 31, 2025, the Company had approximately $8,674 million of total consolidated indebtedness, $6,188 million of which was incurred by the Company’s non-guarantor subsidiaries. In addition, the Company’s share of its unconsolidated affiliates’ total indebtedness and letters of credit outstanding as of December 31, 2025 totaled approximately $259 million and $42 million, respectively (calculated as the Company’s unconsolidated affiliates’ total indebtedness as of such date multiplied by the Company’s percentage membership interest in such assets).

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
•investor confidence in the Company and CEG, the Company’s sole managing member and its principal stockholder;
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
If solar or wind conditions are unfavorable, the Company’s electricity generation and revenue from renewable generation facilities may be substantially below the Company’s expectations. The electricity produced and revenues generated by a solar or wind energy generation facility is highly dependent on suitable solar or wind conditions, as applicable, and associated weather conditions, which are beyond the Company’s control. Disruption in the generation of solar or wind energy could limit a facility’s ability to generate electricity at its desired level. Should a generation facility fail to perform at the required levels, or other unplanned disruptions occur, the facility may be forced to fulfill an underlying contractual obligation by purchasing electricity at higher prices. In addition, the Company’s facilities may be exposed, based on specific contractual terms, to a locational basis risk resulting from a difference in the price received for generation sold at the location where the power is generated and the price paid for generation purchased at the contracted delivery point, which could lead to potential lower revenues in circumstances where the price received is lower than the price that is paid. Furthermore, components of the Company’s systems, such as solar panels and inverters, could be damaged by severe weather, such as wildfires, hailstorms, lightning, tornadoes, floods or freezing temperatures and other winter weather conditions. Unfavorable weather and atmospheric conditions could impair the effectiveness of the Company’s assets or reduce their output beneath their rated capacity or require shutdown of key equipment, impeding operation of the Company’s renewable energy assets. For example, in February 2021, many electricity generating assets, including the Company’s wind facilities in Texas, were unable to operate and experienced outages for a few days as a result of the extreme winter weather conditions. In addition, climate change may have the long-term effect of changing wind patterns at the Company’s facilities. Changing wind patterns could cause changes in expected electricity generation. These events could also degrade equipment or components and the interconnection and transmission facilities’ lives or maintenance costs.

Although the Company bases its investment decisions with respect to each renewable generation facility on the findings of related wind and solar studies conducted on-site prior to construction or based on historical conditions at existing facilities, actual climatic conditions at a facility site, particularly wind conditions, may not conform to the findings of these studies and may be affected by variations in weather patterns, including any potential impact of climate change. Therefore, the Company’s solar and wind energy facilities may not meet anticipated production levels or the rated capacity of the Company’s generation assets, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
Operation of electric generation facilities involves significant risks and hazards customary to the power industry that could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
The ongoing operation of the Company’s facilities involves risks that include the breakdown or failure of equipment or processes or performance below expected levels of output or efficiency due to wear and tear, latent defect, design error, operator error or force majeure events, among other things. The Company’s facilities are subject to the risks inherent with power generation facilities, including, but not limited to, degradation of equipment in excess of the Company’s expectations, system failures and outages, which could impair the ability of the facilities to meet the Company’s performance expectations. In addition, replacement and spare parts for key components may be difficult or costly to acquire or may be unavailable. Operation of the Company’s facilities also involves risks that the Company will be unable to transport its products to its customers in an efficient manner due to a lack of transmission capacity. Unplanned outages of generating units, including extensions of scheduled outages due to mechanical failures or other problems, occur from time to time and are an inherent risk of the business. Unplanned outages typically increase operation and maintenance expenses, capital expenditures and may reduce revenues as a result of selling fewer MWh or require the Company to incur significant costs as a result of obtaining substitute RA or replacement power from third parties in the open market to satisfy forward power sales obligations. The Company’s inability to operate its electric generation assets efficiently, manage capital expenditures and costs and generate earnings and cash flow from the Company’s asset-based businesses could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. While the Company maintains insurance, obtains warranties from vendors and obligates contractors to meet certain performance levels, the proceeds of such insurance, warranties or performance guarantees may not cover the Company’s lost revenues, increased expenses or liquidated damages payments should it experience equipment breakdown or non-performance by contractors or vendors. Additionally, the proceeds of any such insurance, warranties or performance guarantees may not be received in a timely manner. The Company maintains an amount of insurance protection that it considers adequate but cannot provide any assurance that the Company’s insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which the Company may be subject. Furthermore, the Company’s insurance coverage is subject to deductibles, caps, exclusions and other limitations. A loss for which the Company is not fully insured (which may include a significant judgment against any facility or facility operator) could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. Further, securing adequate insurance coverage has become more difficult in recent years, and due to rising insurance costs and changes in the insurance markets, the Company cannot provide any assurance that its insurance coverage will continue to be available at all or at rates or on terms similar to those presently available. Any losses not covered by insurance could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
Power generation involves hazardous activities, including acquiring, transporting and unloading fuel, operating large pieces of rotating equipment and delivering electricity to transmission and distribution systems. In addition to natural risks such as earthquakes, floods, lightning, hurricanes, wildfires and strong wind, other hazards, such as fire, explosion, structural collapse and machinery failure are inherent risks in the Company’s operations. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment and contamination of, or damage to, the environment and suspension of operations. To the extent an event was not covered by insurance policies, such incidents could subject the Company to substantial liabilities arising from emergency response, environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for any related violations of environmental laws or regulations.
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
The Company often relies on a single contracted supplier or a small number of suppliers for the provision of fuel, transportation of fuel, equipment, technology and/or other services required for the operation of certain facilities. In addition, certain of the Company’s suppliers provide long-term warranties with respect to the performance of their products or services. If any of these suppliers cannot perform under their agreements with the Company, or satisfy their related warranty obligations, the Company will need to utilize the marketplace to provide or repair these products and services. There can be no assurance that the marketplace can provide these products and services as, when and where required. The Company may not be able to enter into replacement agreements on favorable terms or at all. If the Company is unable to enter into replacement agreements to provide for fuel, equipment, technology and other required services, it would seek to purchase the related goods or services at market prices, exposing the Company to market price volatility and the risk that fuel and transportation may not be available during certain periods at any price. The Company may also be required to make significant capital contributions to remove, replace or redesign equipment that cannot be supported or maintained by replacement suppliers, which could have a material adverse effect on the Company’s business, financial condition, results of operations, credit support terms and cash flows.
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
The Company uses interest rate swaps to manage interest rate risk and uses energy-related financial instruments to manage variability in earnings due to fluctuations in market prices. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts. If the values of these financial contracts change in a manner that the Company does not anticipate, or if a counterparty fails to perform under a contract, it could harm the Company’s business, financial condition, results of operations and cash flows.
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

Risks that are beyond the Company’s control, including but not limited to acts of terrorism or related acts of war, natural disasters, severe weather, changes in weather patterns, flooding, wildfires, pandemics, inflation, supply chain disruptions, hostile cyber intrusions or other catastrophic events, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
The Company’s generation facilities that were acquired or those that the Company otherwise acquires or constructs and the facilities of third parties on which they rely may be targets of terrorist activities, as well as events occurring in response to or in connection with them, that could cause environmental repercussions and/or result in full or partial disruption of the facilities ability to generate, transmit, transport or distribute electricity or natural gas. Strategic targets, such as energy-related facilities, may be at greater risk of future terrorist activities than other domestic targets. Inflation, disruption in global and domestic supply chains, and other economic conditions could negatively impact the Company’s business in a manner that could have a material adverse effect on the Company’s results of operations and financial condition. Hostile cyber intrusions, including those targeting information systems as well as electronic control systems used at the generating plants and for the related distribution systems, could severely disrupt business operations and result in loss of service to customers, as well as create significant expense to repair security breaches or system damage.
Furthermore, certain of the Company’s assets are located in active earthquake zones in California and Arizona, and certain facilities and suppliers conduct their operations in the same region or in other locations that are susceptible to natural disasters. In addition, California and some of the locations where certain suppliers are located, from time to time, have experienced shortages of water, electric power and natural gas. Catastrophic events, such as an earthquake, wildfire, drought, flood, pandemics or localized extended outages of critical utilities or transportation systems, or any critical resource shortages, affecting the Company or its suppliers, could cause a significant interruption in the business, damage or destroy the Company’s facilities or those of its suppliers or the manufacturing equipment or inventory of the Company’s suppliers. The Company relies on a limited number of highly skilled personnel for some of its operations, as well as certain independent contractors and other service providers. If a large proportion of the Company’s or CEG’s personnel in those critical positions, or independent contractors or other service providers to the Company or its customers, were to be negatively impacted by a catastrophic event at the same time, the Company would rely upon its business continuity plans in an effort to continue operations at its facilities, but there is no certainty that such measures will be sufficient to mitigate the adverse impact to its operations that could result from shortages of highly skilled personnel, independent contractors or service providers. Any such terrorist acts, environmental repercussions or disruptions or natural disasters could result in a significant decrease in revenues or significant reconstruction or remediation costs, beyond what could be recovered through insurance policies, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
The operation of the Company’s businesses is subject to cyber-based security and integrity risk.
Numerous functions affecting the efficient operation of the Company’s businesses depend on the secure and reliable storage, processing and communication of electronic data and the use of sophisticated computer hardware and software systems. The operation of the Company’s generating assets relies on cyber-based technologies and has been the target of disruptive actions. In addition, the Company is dependent upon the computer systems of third-party providers to process certain data necessary to conduct its business, including sensitive employee information, credit card transaction information and other sensitive data.
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

Potential disruptive actions could result from cyberspace breaches, ransomware or other malware, phishing or social engineering schemes or attacks or other cybersecurity threats, attacks or intrusions, including by computer hackers, foreign governments and cyber terrorists, or otherwise be compromised by unintentional events with respect to the Company or any of its contractors or customers. If the Company or any of its third-party providers’ systems for protecting against such cybersecurity threats prove to be insufficient, current or planned business operations could be interrupted, property could be damaged and confidential, proprietary or other sensitive information, including employee, customer or supplier information, could be lost, stolen or corrupted, which may cause the Company to incur significant losses of revenues, other substantial liabilities and damages, costs to replace or repair damaged equipment and damage to the Company’s reputation. The Company’s insurance may not fully protect it against such losses, and costs for insurance may also increase as a result of cybersecurity threats. In addition, the Company may experience increased capital and operating costs to implement increased security for its cyber systems and generating assets.
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
The Company depends on electric distribution and transmission facilities owned and operated by others to deliver the wholesale power it will sell from its electric generation assets to its customers. A failure or delay in the operation or development of these facilities or a significant increase in the cost of the development of such facilities could result in lost revenues. Such failures or delays could limit the amount of power the Company’s operating facilities deliver or delay the completion of the Company’s facilities under construction. Additionally, such failures, delays or increased costs could have a material adverse effect on the Company’s business, financial condition and results of operations. If a region’s power transmission infrastructure is inadequate, the Company’s recovery of wholesale costs and profits may be limited. If restrictive transmission price regulation is imposed, the transmission companies may not have a sufficient incentive to invest in expansion of transmission infrastructure. The Company also cannot predict whether distribution or transmission facilities will be expanded in specific markets to accommodate competitive access to those markets. In addition, certain of the Company’s operating facilities’ generation of electricity may be curtailed without compensation due to transmission limitations or limitations on the electricity grid’s ability to accommodate intermittent and other electricity generating sources, reducing the Company’s revenues and impairing its ability to capitalize fully on a particular facility’s generating potential. Such curtailments could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. Furthermore, economic congestion on transmission networks in certain of the markets in which the Company operates may occur and the Company may be deemed responsible for congestion costs. If the Company were liable for such congestion costs, its financial results could be adversely affected.
The Company’s costs, results of operations, financial condition and cash flows could be adversely impacted by the disruption of the fuel supplies necessary to generate power at its facilities in the Flexible Generation segment.
Delivery of fuel supplies to the Company’s facilities in the Flexible Generation segment is dependent upon the infrastructure (including natural gas pipelines) available to serve each such generation facility as well as upon the continuing financial viability of contractual counterparties. As a result, the Company is subject to the risks of disruptions or curtailments in the production of power at these generation facilities if a counterparty fails to perform or if there is a disruption in the fuel delivery infrastructure.

The Company depends on key personnel and its and CEG’s ability to attract and retain additional skilled management and other personnel, the loss of any of which could have a material adverse effect on the Company’s financial condition and results of operations.
The Company does not have employees of its own and instead depends solely on the services provided by or under the direction of CEG under the CEG Master Services Agreement to carry out its operations. The Company therefore believes its current operations and future success depend largely on the continued services of key personnel employed by CEG, including those individuals who provide management, operational, technical and other services to the Company under the CEG Master Services Agreement. The expertise, industry knowledge and experience of these individuals are critical to the Company’s ability to operate its business, execute its growth strategy and maintain effective internal controls and compliance. Although the Company currently has access to the resources of CEG, the loss of one or more key personnel of the Company or CEG, or the inability of the Company or CEG to attract, retain or adequately replace qualified individuals in a timely manner, could disrupt the Company’s operations, delay or impair the execution of its business plans and negatively impact its relationships with customers, suppliers and other third parties. In addition, because CEG personnel and support staff that provide services to the Company under the CEG Master Services Agreement are not solely responsible for the management and administration of the Company, and the CEG Master Services Agreement does not require any specific individuals to be provided by CEG, there can be no assurance that the Company will have continued access to the same level of expertise or attention from CEG personnel in the future. Any significant reduction in the quality or quantity of services provided by CEG personnel could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
The Company has identified a material weakness in its internal control over financial reporting related to hypothetical liquidation at book value (HLBV) accounting that, if not properly remediated, could adversely affect its business and results of operations.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements may not be prevented or detected on a timely basis. As described in Item 9A, Controls and Procedures, during the fourth quarter of 2025, the Company’s management identified a material weakness in its internal control over financial reporting due to ineffective controls over the review of certain calculations of HLBV accounting used to allocate net income (loss) to the Company’s redeemable noncontrolling interests and noncontrolling interests in tax equity partnerships.
Although the Company is in the process of remediating the material weakness and believes, based on its evaluation to date, that the material weakness will be remediated in a timely fashion, it cannot provide assurance that this will occur within a specific timeframe. The material weakness will not be remediated until all necessary internal controls have been tested and determined to be operating effectively. In addition, the Company may need to take additional measures to address the material weakness or modify the planned remediation steps, and the Company cannot be certain that the measures it has taken, and expect to take, to improve its internal controls will be sufficient to address the issues identified, to ensure that its internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of the Company’s consolidated financial statements. Moreover, the Company cannot provide assurance that it will not identify additional material weaknesses in its internal control over financial reporting in the future.

Implementing any further changes to the Company’s internal controls may distract its officers and employees and entail material costs to implement new processes and/or modify its existing processes. Moreover, until the Company successfully remediates the material weakness, its ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected. This failure could negatively affect the market price and trading liquidity of the Company’s common stock, cause investors to lose confidence in the Company’s reported financial information, impair the Company’s ability to access the capital markets on acceptable terms and generally materially and adversely impact the Company’s business and financial condition.
Risks Related to the Company’s Relationships with CEG
CEG exercises substantial influence over the Company, and the Company is highly dependent on CEG.
CEG owns all of the Company’s outstanding Class B and Class D common stock. The Company’s outstanding Class B and Class D common stock is entitled to one vote per share and 1/100th of a vote per share, respectively. As a result of its ownership of the Class B and Class D common stock, CEG owns 54.89% of the combined voting power of the Company’s common stock as of December 31, 2025.
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
Furthermore, effective January 1, 2025, the Company effected a reorganization pursuant to which all of the employees of the Company transferred to CEG. As a result, the Company does not have employees of its own and instead depends solely on the services provided by or under the direction of CEG under the CEG Master Services Agreement to carry out its operations. CEG personnel and support staff that provide services to the Company under the CEG Master Services Agreement are not solely responsible for the management and administration of the Company, and the CEG Master Services Agreement does not require any specific individuals to be provided by CEG. Under the CEG Master Services Agreement, CEG has the discretion to determine which of its employees perform assignments required to be provided to the Company. Any failure to effectively manage the Company’s processes related to internal controls over financial reporting, operations or to implement its strategy could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. The CEG Master Services Agreement will continue in perpetuity, until terminated in accordance with its terms.
The Company also depends upon CEG and third parties for the provision of management, administration, O&M and certain other services at certain of the Company’s facilities. Any failure by CEG or third parties to perform its requirements under these arrangements or the failure by the Company to identify and contract with replacement service providers, if required, could adversely affect the operation of the Company’s facilities and have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
CEG controls the Company and has the ability to designate a majority of the members of the Company’s Board of Directors.
Due to CEG’s approximate 54.89% combined voting power in the Company, the ability of other holders of the Company’s Class A and Class C common stock to exercise control over the corporate governance of the Company is limited. CEG has a substantial influence on the Company’s affairs and CEG’s voting power constitutes a large percentage of any quorum of the Company’s stockholders voting on any matter requiring the approval of the Company’s stockholders. It is possible that the interests of CEG and its affiliates may in certain circumstances differ from the interests of the Company or other holders of the Company’s Class A and Class C common stock.

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
The Company relies on CEG to provide certain services under the CEG Master Services Agreement, including the provision of information technology services. The CEG Master Services Agreement provides that CEG may terminate the agreement upon 180 days prior written notice of termination to the Company (i) if the Company defaults in the performance or observance of any material term, condition or covenant contained in the agreement in a manner that results in material harm to CEG and the default continues unremedied for a period of 30 days after written notice of the breach is given; or (ii) upon the happening of certain events relating to the bankruptcy or insolvency of the Company. If CEG terminates the CEG Master Services Agreement or defaults in the performance of its obligations under the agreement, the Company may be unable to contract with CEG or a substitute service provider on similar terms or at all, and the costs of substituting service providers may be substantial. In addition, in light of CEG’s familiarity with the Company’s assets, a substitute service provider may not be able to provide the same level of service due to lack of pre-existing synergies. In connection with the provision of services under the CEG Master Services Agreement, during January 2026, CEG began the use of a new enterprise resource planning, or ERP, application to support its core business processes and data. The implementation of the new ERP application will continue to require significant human resources, which could impact CEG’s ability to provide services to the Company under the CEG Master Services Agreement. CEG expects the new ERP application to be fully implemented by the end of the first quarter of 2026. In addition, the Company is relying on CEG’s new ERP application to support its core business processes, data, financial accounting, financial reporting and internal controls. If CEG is unable to complete an effective implementation of its ERP application in a timely manner during the first quarter of 2026, it could adversely impact the Company and its ability to meet its financial reporting and internal control requirements.

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
As of December 31, 2025, CEG controls 54.89% of the Company’s combined voting power and is able to elect all of the Company’s Board of Directors. As a result, the Company is considered a “controlled company” for the purposes of the NYSE listing requirements. As a “controlled company,” the Company is permitted to, and the Company may, take advantage of certain exemptions from corporate governance provisions in the NYSE listing requirements, including provisions that would require (i) a majority of the members of the Company’s Board of Directors to be independent, (ii) that the Company establish a compensation committee and a nominating and governance committee, each comprised entirely of independent directors, or (iii) an annual performance evaluation of the nominating and governance and compensation committees. The NYSE listing requirements are intended to ensure that directors who meet the independence standards are free of any conflicting interest that could influence their actions as directors. While the Company has elected to have a Corporate Governance, Conflicts and Nominating Committee consisting entirely of independent directors and to conduct an annual performance evaluation of this committee, the majority of the members of the Company’s Board of Directors are not considered independent and the Company’s compensation committee is not comprised entirely of independent directors. Therefore, the Company’s stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the applicable NYSE listing requirements.

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
Local, state and federal regulations may focus on areas such as monitoring and restricting GHG emissions, which could prove unfavorable to the Company’s segments depending on their form. Alternatively, local, state and federal regulations may also target restricting the development of renewable energy capacity through restrictions on land use, interconnection and removal of government incentives for renewable energy. Significant changes to local, state and federal regulations may have material impacts on the Company’s cost of compliance with these regulations on the Company’s ability to operate its existing assets economically. In addition, the Company may be adversely affected by changes to regulations that restrict the Company’s ability to acquire or invest in new facilities. The effect on the Company of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted. In addition, sudden changes to local, state or federal regulations may result in the Company’s inability to quickly react and respond to these changes.
Companies across all industries may face increased scrutiny from the public, stakeholders and government agencies related to their environmental, social, and governance, or ESG, practices and commitments to address climate change. For example, in March 2024, the SEC adopted a new set of rules that would require a wide range of climate-related disclosures, including material climate-related risks, information on any climate-related targets or goals that are material to the registrant’s business, results of operations or financial condition, Scope 1 and Scope 2 GHG emissions on a phased-in basis by certain large registrants when those emissions are material and the filing of an attestation report covering the same and disclosure of the financial statement effects of severe weather events and other natural conditions, including costs and losses. Litigation challenging the rules was filed by multiple parties in multiple jurisdictions, which was consolidated and assigned to the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC announced that it was voluntarily delaying the implementation of the climate disclosure rules while the U.S. Court of Appeals considered the litigation. On March 27, 2025, the SEC voted to end the defense of the rules in the litigation. On September 12, 2025, the U.S. Court of Appeals denied the SEC’s request to proceed with the case and indicated that the case would be held in abeyance until the SEC either renews its defense of the rules or revises the rules through notice-and-comment rulemaking. Additionally, in September 2023, California passed climate-related disclosure mandates, which are broader than the SEC’s proposed rules. In the event the SEC’s climate disclosure rules go into effect or states in which the Company operates or does business adopt climate disclosure requirements, the Company could incur significant additional costs relating to the assessment and disclosure of climate-related risks.
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
All of the Company’s generating assets are operating either as EWGs as defined under the PUHCA, or as QFs as defined under the PURPA, as amended, and are not required to comply with certain regulation under the PUHCA and the FPA. If a facility fails to maintain its status as an EWG or a QF or there are legislative or regulatory changes revoking or limiting the exemptions to the PUHCA and/or the FPA, then the Company may be subject to significant accounting, record-keeping, access to books and records and reporting requirements, and failure to comply with such requirements could result in the imposition of penalties and additional compliance obligations.
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
The Company’s assets are subject to numerous and significant federal, state and local laws, including statutes, regulations, guidelines, policies, directives and other requirements governing or relating to, among other things: protection of wildlife, including threatened and endangered species; air emissions; discharges into water; water use; the storage, handling, use, transportation and distribution of dangerous goods and hazardous, residual and other regulated materials, such as chemicals; the prevention of releases of hazardous materials into the environment; the prevention, presence and remediation of hazardous materials in soil and groundwater, both on and offsite; land use and zoning matters; and workers’ health and safety matters. The Company’s facilities could experience incidents, malfunctions and other unplanned events that could result in spills or emissions in excess of permitted levels and result in personal injury, penalties and property damage. Any failure to comply with applicable environmental laws and regulations, including those relating to equipment failures, or obtain required governmental approvals and permits, may result in the assessment of administrative, civil or criminal penalties, imposition of investigatory or remedial activities and, in certain, less common circumstances, issuance of temporary or permanent injunctions, or construction or operation bans or delays. As such, the operation of the Company’s facilities carries an inherent risk of environmental, health and safety liabilities (including potential civil actions, compliance or remediation orders, fines and other penalties), and may result in the assets being involved from time to time in administrative and judicial proceedings relating to such matters. The Company has implemented environmental, health and safety management programs designed to continually improve environmental, health and safety performance. Environmental laws and regulations have generally become more stringent over time. Significant costs may be incurred for capital expenditures under environmental programs to keep the assets compliant with such environmental laws and regulations. If it is not economical to make those expenditures, it may be necessary to retire or mothball facilities or restrict or modify the Company’s operations to comply with more stringent standards. These environmental requirements and liabilities could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
The Company’s business is subject to complex and evolving U.S. laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, increased cost of operations, or otherwise harm the Company’s business.
The regulatory environment surrounding data privacy and protection is constantly evolving, and new or amended data protection laws pose increasingly complex compliance challenges and potentially elevate the Company’s costs. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, and violations of applicable data protection laws can result in significant penalties. Any failure, or perceived failure, by the Company to comply with applicable data protection laws could result in proceedings or actions against the Company by governmental entities or private parties, subject the Company to significant fines, penalties, judgments, and negative publicity, require the Company to change its business practices, and increase the costs and complexity of compliance, any of which could adversely affect the Company’s business. As noted above, the Company is also subject to the possibility of cyberattacks, which themselves may result in a violation of these laws. Additionally, if the Company acquires a company that has violated or is not in compliance with applicable data protection laws, the Company may incur significant liabilities and penalties as a result.
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
The elimination or loss of, or reduction in, such incentives as a result of future legislation or regulation could (i) decrease the attractiveness of renewable power generation or BESS facilities to developers, including, but not limited to, CEG, which could reduce the Company’s acquisition opportunities, (ii) reduce the Company’s willingness to pursue or develop certain renewable power facilities due to higher operating costs or decreased revenues under its PPAs, (iii) cause the market for future renewable energy PPAs to be smaller and the prices for future renewable energy PPAs to be lower and/or (iv) result in increased financing costs and difficulty in obtaining financing on acceptable terms.

Any of the foregoing could have a material adverse effect on the Company’s business, financial condition, results of operations and ability to grow its business and make cash distributions.
On August 15, 2025, the U.S. Treasury Department issued new guidance regarding the interpretation of “begin construction” requirements for wind, solar and BESS facilities that claim “technology neutral credits” under sections 45Y or 48E of the Internal Revenue Code. The guidance requires developers of wind and solar projects with a maximum net output of greater than 1.5 megawatts to perform physical work of a significant nature to qualify a project as having started, and then meet a continuity test. Under the continuity test, developers must place a project in service within four years after the end of the year in which construction starts or show that construction has been continuous from and after the start. The new guidance applies only to wind and solar projects that seek to qualify for “technology neutral credits” under Sections 45Y and 48E of the Internal Revenue Code and applies only for purposes of determining whether projects began construction before July 4, 2026. It does not apply to projects that began construction prior to September 2, 2025.
Changes in U.S. foreign trade policies, including the imposition of additional tariffs and other trade barriers, and efforts to withdraw from or materially modify international trade agreements, may have a material adverse effect on the Company’s business, operations and financial condition.
U.S. foreign trade policy continues to evolve, and recent actions have resulted in the imposition of new and increased tariffs, as well as other trade barriers, on the foreign import of certain materials and products. For example, effective February 4, 2025, the U.S. government implemented an additional tariff on goods imported into the U.S. from China and announced additional tariffs on goods imported into the U.S. from Mexico and Canada beginning in March 2025. Additionally, the U.S. government announced and rescinded multiple tariffs on several foreign jurisdictions, which increased uncertainty regarding the ultimate effect on the tariffs on economic conditions. In August 2025, however, the U.S. Court of Appeals for the Federal Circuit ruled that the tariffs imposed by the current administration exceed presidential authority and therefore are invalid, and in February 2026, the U.S. Supreme Court affirmed such decision. Following the ruling, the current administration signed an executive order imposing a 10% “global tariff” and later indicated an intention to increase such “global tariff” to 15%, effective immediately, using presidential powers under certain U.S. trade laws. If implemented, such tariffs can remain in effect for up to 150 days, which may be extended by the U.S. Congress. The current administration may continue to impose additional tariffs under other U.S. trade laws. The Company cannot predict what additional changes to trade policy will be made by the presidential administration or Congress, including whether existing tariff policies will be maintained or modified, what materials or products may be subject to such policies or whether the entry into new bilateral or multilateral trade agreements, or the amendment or termination of existing trade agreements, will occur, nor can the Company predict the effects that any such changes would have on its business. However, such steps, if adopted, could increase the Company’s costs, disrupt supply chains, delay project timelines or otherwise adversely impact its business and operations. In addition, changes in U.S. trade policy have resulted, and could again result, in reactions from U.S. trading partners, including adopting responsive trade policies. For example, in response to the U.S. government’s additional tariff on imports from China, on February 4, 2025, the Chinese government announced that it would implement tariffs on certain goods being imported into China from the U.S. Similar responsive measures have been announced or implemented by other countries affected by U.S. trade actions. There can be no assurance that such changes in U.S. or foreign trade policy or in laws and policies governing foreign trade, and any resulting negative sentiments or retaliatory trade practices towards the U.S. as a result of such changes, would not have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.

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
The Company is a holding company and its primary asset is its ownership of membership interests in Clearway Energy LLC, a holding company that has no material assets other than its interest in Clearway Energy Operating LLC, whose sole material assets are the operating subsidiaries. Neither Clearway Energy LLC nor Clearway Energy Operating LLC has any independent means of generating revenue. The Company intends to continue to cause Clearway Energy Operating LLC’s subsidiaries to make distributions to Clearway Energy Operating LLC and, in turn, make distributions to Clearway Energy LLC, and, in turn, to make distributions to the Company in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by the Company. To the extent that the Company needs funds for a quarterly cash dividend to holders of the Company’s Class A and Class C common stock or otherwise, and Clearway Energy Operating LLC or Clearway Energy LLC is restricted from making such distributions under applicable law or regulation or is otherwise unable to provide such funds (including as a result of Clearway Energy Operating LLC’s operating subsidiaries being unable to make distributions), it could have a material adverse effect on the Company’s liquidity and financial condition and limit the Company’s ability to pay dividends to holders of the Company’s Class A and Class C common stock.
Market interest rates may have an effect on the value of the Company’s Class A and Class C common stock.
One of the factors that influences the price of shares of the Company’s Class A and Class C common stock is the effective dividend yield of such shares (i.e., the yield as a percentage of the then market price of the Company’s shares) relative to market interest rates. An increase in market interest rates may lead investors of shares of the Company’s Class A and Class C common stock to expect a higher dividend yield. If the Company is unable to increase its dividend as a result of higher borrowing costs, insufficient CAFD or otherwise, this could result in selling pressure and a decrease in the market prices of the Company’s Class A and Class C common stock as investors seek alternative investments with higher yields.
Market volatility and reports by securities or industry analysts may affect the price of the Company’s Class A and Class C common stock.
The market price of the Company’s Class A and Class C common stock may fluctuate significantly in response to a number of factors, most of which the Company cannot predict or control, including general market and economic conditions, disruptions, downgrades, credit events and perceived problems in the credit markets; actual or anticipated variations in its quarterly operating results or dividends; natural disasters, wildfires and other weather-related events; changes in the Company’s investments or asset composition; write-downs or perceived credit or liquidity issues affecting the Company’s assets; market perception of CEG or its owners, the Company’s business and the Company’s assets; the Company’s level of indebtedness and/or adverse market reaction to any indebtedness that the Company may incur in the future; the Company’s ability to raise capital on favorable terms or at all; loss of any major funding source; additions or departures of the Company’s executive officers or key personnel; changes in market valuations of similar power generation companies; and speculation in the press or investment community regarding the Company or CEG (or its owners); and other factors described or referenced in this Item 1A — Risk Factors.
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
Investors may experience dilution of their ownership interest due to the future issuance of additional shares of the Company’s Class A or Class C common stock.
The Company is in a capital intensive business and may not have sufficient funds to finance the growth of the Company’s business, future acquisitions or to support the Company’s projected capital expenditures. As a result, the Company may require additional funds from further equity or debt financings, including tax equity financing transactions, sales under the ATM Program or the DSPP or sales of preferred shares or convertible debt, to complete future acquisitions, expansions and capital expenditures and pay the general and administrative costs of the Company’s business. In the future, the Company may issue its previously authorized and unissued securities, including shares under its ATM Program or the DRIP/DSPP, resulting in the dilution of the ownership interests of purchasers of the Company’s Class A and Class C common stock. Under the Company’s restated certificate of incorporation, the Company is authorized to issue 500,000,000 shares of Class A common stock, 500,000,000 shares of Class B common stock, 1,000,000,000 shares of Class C common stock, 1,000,000,000 shares of Class D common stock and 10,000,000 shares of preferred stock with preferences and rights as determined by the Company’s Board of Directors. The potential issuance of additional shares of common stock or preferred stock or convertible debt may create downward pressure on the trading price of the Company’s Class A and Class C common stock. The Company may also issue additional shares of the Company’s Class A or Class C common stock or other securities that are convertible into or exercisable for the Company’s Class A or Class C common stock in future public offerings or private placements for capital raising purposes or for other business purposes, potentially at an offering price, conversion price or exercise price that is below the current trading price of the Company’s Class A or Class C common stock. The Company cannot predict the effect that issuances or sales of its Class A or Class C common stock, including pursuant to the ATM Program or the DRIP/DSPP, may have on the market prices for its Class A and Class C common stock.
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
The Company expects to (i) carryforward prior year NOL balances to offset future taxable income and (ii) generate tax credits and carryforward prior year tax credits to offset future income tax liabilities. Based on the Company’s current portfolio of assets, which include renewable energy assets that benefit from accelerated tax depreciation deductions and federal tax credits, the Company estimates it will not pay material income tax payments through 2030.
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
The Company’s expected NOLs and tax credits will be reflected as a deferred tax asset as they are generated until utilized to offset income. Valuation allowances may need to be maintained for deferred tax assets that the Company estimates are more likely than not to be unrealizable, based on available evidence at the time the estimate is made. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory tax rates and future taxable income levels. In the event that the Company was to determine that it would not be able to realize all or a portion of its net deferred tax assets in the future, the Company would reduce such amounts through a charge to income tax expense in the period in which that determination was made, which could have a material adverse effect on the Company’s financial condition and results of operations.
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
The Company was in a cumulative earnings and profits deficit position as of the end of 2024 and did not generate any current earnings and profits during 2025. As a result, distributions made to holders of the Company’s Class A and Class C Common stock in 2025 were treated for U.S. tax purposes as a nontaxable return of capital and reduction of a U.S. stockholder’s tax basis in each of the Company’s common shares, with any remaining amount being taxed as a capital gain. The classification of distributions made after 2025 will depend upon a number of factors, including but not limited to, the Company’s overall performance and the gross amount of any distributions made to stockholders in 2026 and beyond.
Changes in tax laws or policies, including but not limited to changes in corporate income tax rates, as well as judgments and estimates used in the determination of tax-related asset and liability amounts, could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.
The Company’s provision for income taxes and reporting of tax-related assets and liabilities require significant judgments and the use of estimates. Amounts of tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions and tax credits, including, but not limited to, estimates for potential adverse outcomes regarding tax positions that have been taken and the ability to utilize tax benefit carryforwards, such as NOL and tax credit carryforwards. Actual income taxes could vary significantly from estimated amounts due to the future impacts of, among other things, changes in tax laws, guidance or policies, including changes in corporate income tax rates, the financial conditions and results of operations of the Company, and the resolution of audit issues raised by taxing authorities. These factors, including the ultimate resolution of income tax matters, may result in material adjustments to tax-related assets and liabilities, which could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.
Federal tax legislation was enacted on July 4, 2025. Notable provisions include the restoration of 100% bonus depreciation, the reinstatement of immediate deductibility of certain domestic research and experimental (R&E) expenditures, taxpayer favorable modifications to certain interest deductibility limitations and the phase out, repeal, and/or addition of stricter eligibility requirements for business tax credits and incentives for the development of clean energy facilities and production of clean energy, including wind, solar and BESS facilities. Among other things, (i) wind and solar facilities that begin construction after July 4, 2026 must be placed in service by December 31, 2027 in order to qualify for PTCs or ITCs, (ii) BESS facilities that begin construction by December 31, 2033 receive full ITC value, stepping down to 75% for BESS facilities that begin construction in 2034, 50% for BESS facilities that begin construction in 2035 and 0% for BESS facilities that begin construction after 2035 and (iii) for facilities that begin construction after 2025, new foreign entity of concern requirements will restrict availability of the credits to wind, solar and BESS facilities if the entity that owns the facility has certain relationships with or makes certain payments to foreign entities of concern and, for facilities that begin construction after 2025, if the percentage of components in the facility manufactured by foreign entities of concern exceeds a specified percentage.

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
While the Company has secured and will continue to attempt to secure the necessary access to the information required to meet its compliance and certification requirements under the tax law and has included and will continue to include in contracts with third parties rights to have third parties make cure payments if necessary, the Company may not be able to control whether appropriate documentation is actually available or provided in a timely manner and/or whether cure actions are taken by a third party in a timely fashion. This may result in the incurrence of penalties and loss of tax credits. It is also possible that the terms negotiated with third parties fail to meet the requirements of tax law either with respect to compliance requirements, documentation or conduct of third-parties. The impact of such noncompliance could have a material adverse effect on the Company’s business, financial condition and results of operations.
Moreover, the costs and resources required to adequately comply with the aforementioned requirements and to monitor the activities of third parties are still to be determined as the Company puts in place its compliance and documentation program.

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
Engage Third Parties on Risk Management
Recognizing the complexity and evolving nature of cybersecurity threats, the Company engages with a range of external experts, including cybersecurity consultants in evaluating and testing its cybersecurity systems. The Company’s collaboration with these third parties includes regular audits; threat and vulnerability assessments; incident response plan testing; company-wide monitoring of cybersecurity risks; and consultation on security enhancements.
Oversee Third-Party Risk
Due to the risks associated with the engagement of third-party vendors, service providers and business partners, the Company applies processes to manage these risks. Thorough security assessments of third-party vendors with access to internal protected data or information systems occurs before engagement, as well as ongoing monitoring to ensure compliance with relevant cybersecurity standards. The monitoring includes annual assessments by CEG’s Vice President of Information Technology and its Director of Cybersecurity and assessments on an ongoing basis by the internal cybersecurity team. These services are provided to the Company pursuant to the CEG Master Services Agreement. This approach is designed to mitigate risks related to potential data breaches or other security incidents originating from third parties.
Risks from Cybersecurity Threats
As of February 24, 2026, the Company was not aware of any cybersecurity threats or incidents that have materially affected, or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial standing. However, there can be no assurance that the Company’s cybersecurity processes will prevent or mitigate cybersecurity incidents or threats or that the Company’s efforts will always be successful. For further discussion regarding the Company’s cybersecurity risks, see Item 1A — Risk Factors, Risks Related to the Company’s Business.
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
Reporting to Board of Directors
The Vice President of Information Technology and Director of Cybersecurity each play a pivotal role in informing the Board of Directors on cybersecurity risks. They provide briefings to the Board of Directors on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:
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
With over 20 years of experience in the field of cybersecurity, the current Vice President of Information Technology’s background includes in-depth knowledge and experience in developing and executing the Company’s cybersecurity strategies. They oversee the Company’s IT governance programs; test compliance with internal, industry and regulatory standards; remediate known risks; and lead the Company’s employee training program.
The current Director of Cybersecurity has over 30 years of experience in information technology across a variety of industries and compliance programs. The Director of Cybersecurity has been heavily focused on cybersecurity in regulated industries for over 10 years.
Management’s Role Managing Cybersecurity Risk
The Vice President of Information Technology and Director of Cybersecurity regularly inform the Company’s management of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. Furthermore, significant cybersecurity matters and strategic risk management decisions are escalated to the Board of Directors, ensuring that the Board of Directors have insight and can provide guidance on critical cybersecurity issues.
Monitor Cybersecurity Incidents
The Vice President of Information Technology and Director of Cybersecurity are kept informed about the latest developments in cybersecurity, including emerging threats and innovative risk management techniques. They implement and oversee processes for the regular monitoring of the Company’s information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the Company is equipped with a defined and practiced incident response plan, which includes incident response retainers from respected third parties. This plan includes immediate actions to mitigate the impact of the incident, long-term strategies for remediation and the prevention of future incidents.

Item 2 — Properties
Listed below are descriptions of the Company’s interests in operating facilities as of December 31, 2025.

		Capacity
		Rated MW	Net MW(a)	Percentage Ownership		Contract
Facilities	Location				COD	Counterparty	Expiration
Flexible Generation
Carlsbad (b)	Carlsbad, CA	523	523	100%	December 2018	SDG&E	2038
El Segundo (b)	El Segundo, CA	546	546	100%	August 2013	Various	2027 - 2029
GenConn Devon (b)	Milford, CT	190	95	50%	June 2010	Connecticut Light & Power	2040
GenConn Middletown (b)	Middletown, CT	190	95	50%	June 2011	Connecticut Light & Power	2041
Marsh Landing (b)	Antioch, CA	820	820	100%	May 2013	Various	2026 - 2030
Walnut Creek (b)	City of Industry, CA	501	501	100%	May 2013	Various	2026 - 2027
Total Flexible Generation		2,770	2,580
Utility Scale Solar
Agua Caliente	Dateland, AZ	290	148	51%	June 2014	PG&E	2039
Alpine	Lancaster, CA	66	66	100%	January 2013	PG&E	2033
Arica (c)	Riverside, CA	263	105	40%	March - June 2024	Various	2026 - 2041
Avenal	Avenal, CA	45	23	50%	August 2011	PG&E	2031
Avra Valley	Pima County, AZ	27	27	100%	December 2012	Tucson Electric Power	2032
Blythe	Blythe, CA	21	21	100%	December 2009	SCE	2029
Borrego	Borrego Springs, CA	26	26	100%	February 2013	SDG&E	2038
Buckthorn Solar (c)	Fort Stockton, TX	150	150	100%	July 2018	City of Georgetown, TX	2043
Catalina	Kern County, CA	109	109	—% (d)	November 2013	SDG&E	2038
CVSR	San Luis Obispo, CA	250	250	100%	October 2013	PG&E	2038
Daggett 2 (c)	San Bernardino, CA	182	46	25%	December 2023	Various	2038
Daggett 3 (c)	San Bernardino, CA	300	75	25%	July - November 2023	Various	2033 - 2038
Desert Sunlight 250	Desert Center, CA	250	63	25%	December 2014	SCE	2034
Desert Sunlight 300	Desert Center, CA	300	75	25%	December 2014	PG&E	2039
Enterprise	Iron County, UT	80	80	100%	July 2016	PacifiCorp	2036
Escalante I	Beaver County, UT	80	80	100%	August 2016	PacifiCorp	2036
Escalante II	Beaver County, UT	80	80	100%	August 2016	PacifiCorp	2036
Escalante III	Beaver County, UT	80	80	100%	August 2016	PacifiCorp	2036
Granite Mountain East	Iron County, UT	80	80	100%	September 2016	PacifiCorp	2036
Granite Mountain West	Iron County, UT	50	50	100%	September 2016	PacifiCorp	2036
Iron Springs	Iron County, UT	80	80	100%	August 2016	PacifiCorp	2036
Kansas South	Lemoore, CA	20	20	100%	June 2013	PG&E	2033
Luna Valley (c)	Fresno County, CA	200	200	100%	August 2025	Various	2040 - 2045
Mililani I (c)	Honolulu, HI	39	20	50%	July 2022	Hawaiian Electric Company	2042
Oahu Solar (c)	Oahu, HI	61	61	100%	September 2019	Hawaiian Electric Company	2041
Pine Forest (c)	Hopkins County, TX	300	150	50%	December 2025	Various	2040 - 2045
Roadrunner	Santa Teresa, NM	20	20	100%	August 2011	El Paso Electric	2031
Rosamond Central (c)	Rosamond, CA	192	96	50%	December 2020	Various	2035 - 2047
Rosamond South I (c)	Rosamond, CA	140	70	50%	August 2025	Various	2040
TA High Desert	Lancaster, CA	20	20	100%	March 2013	SCE	2033
Texas Solar Nova 1 (c)	Kent County, TX	252	126	50%	December 2023	Verizon	2042
Texas Solar Nova 2 (c)	Kent County, TX	200	100	50%	February 2024	Verizon	2042
Victory Pass (c)	Riverside, CA	200	80	40%	March 2024	Various	2039
Waiawa (c)	Honolulu, HI	36	18	50%	January 2023	Hawaiian Electric Company	2043
Total Utility Scale Solar		4,489	2,695
Utility Scale BESS
Arica (c)	Riverside, CA	136	54	40%	March - June 2024	Various	2039 - 2041

		Capacity
		Rated MW	Net MW(a)	Percentage Ownership		Contract
Facilities	Location	Rated MW	Net MW(a)	Percentage Ownership	COD	Counterparty	Expiration
Daggett 1 (c)	San Bernardino, CA	114	114	100%	September 2025	SDG&E	2040
Daggett 2 (c)	San Bernardino, CA	131	33	25%	December 2023	Various	2038
Daggett 3 (c)	San Bernardino, CA	149	37	25%	July - November 2023	Various	2033 - 2038
Mililani I (c)	Honolulu, HI	39	20	50%	July 2022	Hawaiian Electric Company	2042
Pine Forest (c)	Hopkins County, TX	200	100	50%	October 2025	N/A
Rosamond Central (c)	Rosamond, CA	147	74	50%	June 2024	SCE	2039
Rosamond South I (c)	Rosamond, CA	117	59	50%	August 2025	Various	2035 - 2040
Victory Pass (c)	Riverside, CA	50	20	40%	March 2024	Various	2039
Waiawa (c)	Honolulu, HI	36	18	50%	January 2023	Hawaiian Electric Company	2043
Total Utility Scale BESS		1,119	529
Distributed Solar
DGPV Funds (c)	Various	286	286	100%	September 2015 - March 2019	Various	2030 - 2044
Solar Power Partners (SPP)	Various	24	24	100%	June 2008 - June 2012	Various	2026 - 2037
Other DG Facilities	Various	20	20	100%	December 2010 - October 2015	Various	2026 - 2039
Total Distributed Solar		330	330
Wind
Alta I	Tehachapi, CA	150	150	100%	December 2010	SCE	2035
Alta II	Tehachapi, CA	150	150	100%	December 2010	SCE	2035
Alta III	Tehachapi, CA	150	150	100%	February 2011	SCE	2035
Alta IV	Tehachapi, CA	102	102	100%	March 2011	SCE	2035
Alta V	Tehachapi, CA	168	168	100%	April 2011	SCE	2035
Alta X	Tehachapi, CA	137	137	100%	February 2014	SCE	2038
Alta XI	Tehachapi, CA	90	90	100%	February 2014	SCE	2038
Black Rock (c)	Mineral and Grant Counties, WV	115	58	50%	December 2021	Toyota and Google	2036
Broken Bow	Custer County, NE	80	80	100%	December 2012	Nebraska Public Power District	2032
Buffalo Bear	Buffalo, OK	19	19	100%	December 2008	Western Farmers Electric Co-operative	2033
Cedar Creek (c)	Bingham County, ID	160	160	100%	March 2024	PacifiCorp	2049
Cedro Hill (c)	Webb County, TX	160	160	100%	October - December 2024	CPS Energy	2045
Crofton Bluffs	Knox County, NE	42	42	100%	November 2012	Nebraska Public Power District	2032
Dan’s Mountain (c)	Allegany County, MD	55	28	50%	May 2025	Constellation Energy Generation	2037
Elbow Creek (c)	Howard County, TX	122	122	100%	November 2019	Various	2029
Elkhorn Ridge	Bloomfield, NE	81	54	66.7%	March 2009	Nebraska Public Power District	2029
Forward	Berlin, PA	29	29	100%	April 2008	Axpo US LLC	2027
Goat Mountain	Sterling City, TX	150	150	100%	April 2008 - June 2009	Dow Pipeline Company	2026
Langford (c)	Christoval, TX	160	160	100%	November 2020	Goldman Sachs	2033
Laredo Ridge	Petersburg, NE	81	81	100%	February 2011	Nebraska Public Power District	2031
Lookout	Berlin, PA	38	38	100%	October 2008	Southern Maryland Electric Cooperative	2030
Mesquite Sky (c)	Callahan County, TX	340	170	50%	December 2021	Various	2033 - 2036
Mesquite Star (c)	Fisher County, TX	419	210	50%	May 2020	Various	2032 - 2035
Mountain Wind 1	Uinta County, WY	61	61	100%	July 2008	PacifiCorp	2033
Mountain Wind 2	Uinta County, WY	80	80	100%	September 2008	PacifiCorp	2033

		Capacity
		Rated MW	Net MW(a)	Percentage Ownership		Contract
Facilities	Location	Rated MW	Net MW(a)	Percentage Ownership	COD	Counterparty	Expiration
Ocotillo	Forsan, TX	55	55	100%	December 2023	N/A
Pinnacle (c)	Keyser, WV	54	54	100%	December 2021	Maryland Department of General Services and University System of Maryland	2031
Rattlesnake (c) (e)	Ritzville, WA	160	160	100%	December 2020	Avista Corporation	2040
San Juan Mesa	Elida, NM	120	90	75%	December 2005	Southwestern Public Service Company	2026
Sleeping Bear	Woodward, OK	95	95	100%	October 2007	Public Service Company of Oklahoma	2032
South Trent	Sweetwater, TX	101	101	100%	January 2009	AEP Energy Partners	2029
Spanish Fork	Spanish Fork, UT	19	19	100%	July 2008	PacifiCorp	2028
Spring Canyon II	Logan County, CO	34	31	90%	October 2014	Platte River Power Authority	2039
Spring Canyon III	Logan County, CO	29	26	90%	December 2014	Platte River Power Authority	2039
Taloga	Putnam, OK	130	130	100%	July 2011	Oklahoma Gas & Electric	2031
Tuolumne	Klickitat County, WA	137	137	100%	2009	Turlock Irrigation District	2040
Wildorado (c)	Vega, TX	161	161	100%	December 2019 - January 2020	Southwestern Public Service Company	2030
Total Wind		4,234	3,708
Total Clearway Energy, Inc.		12,942	9,842

(a) Net capacity represents the maximum, or rated, generating capacity or storage capacity of the facility multiplied by the Company’s percentage ownership in the facility as of December 31, 2025.
(b) The primary fuel type for these facilities is natural gas, with the exception of GenConn Devon and GenConn Middletown, which also use oil.
(c) Facilities are part of tax equity arrangements, as further described in Item 15 — Note 2, Summary of Significant Accounting Policies, and Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities.
(d) The Company leases 100% of the interests in the Catalina solar facility through a facility lease agreement that expires in October 2043.
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
As of January 31, 2026, there were two holders of record of the Class A common stock, one holder of record of the Class B common stock, three holders of record of the Class C common stock and one holder of record of the Class D common stock.
On February 17, 2026, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.4602 per share payable on March 16, 2026 to stockholders of record as of March 2, 2026.
The Company’s Class A and Class C common stock dividends are subject to available capital, market conditions and compliance with associated laws and regulations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
Stock Performance Graph
The performance graph below compares the Company’s cumulative total stockholder return on the Company’s Class A common stock and Class C common stock from December 31, 2020 through December 31, 2025, with the cumulative total return of the Standard & Poor’s 500 Composite Stock Price Index, or S&P 500, and the Philadelphia Utility Sector Index, or UTY.
The performance graph shown below is being furnished and compares each period assuming that $100 was invested on December 31, 2020 in each of the Class A common stock of the Company, the Class C common stock of the Company, the stocks included in the S&P 500 and the stocks included in the UTY, and that all dividends were reinvested.

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Clearway Energy, Inc. Class A common stock	$100.00	$118.64	$110.77	$100.51	$102.71	$140.29
Clearway Energy, Inc. Class C common stock	100.00	117.83	108.54	98.85	99.70	135.07
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
UTY	100.00	118.24	119.01	108.10	130.68	153.04

Item 6 — Reserved

Item 7 — Management’s Discussion and Analysis of Financial Condition and the Results of Operations
As you read this discussion and analysis, refer to the Company’s Consolidated Statements of Operations to this Form 10-K. Also refer to Item 1 — Business and Item 1A — Risk Factors, which include detailed discussions of various items impacting the Company’s business, results of operations and financial condition. Discussions of the year ended December 31, 2023 that are not included in this Annual Report on Form 10-K and year-to-year comparisons of the year ended December 31, 2024 and the year ended December 31, 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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

Executive Summary
Introduction and Overview
Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor with a focus on investments in clean energy and owner of modern, sustainable and long-term contracted assets across North America. The Company is sponsored by Clearway Energy Group LLC, or CEG.
The Company is one of the largest owners of clean energy generation assets in the U.S. The Company’s portfolio comprises approximately 12.9 GW of gross capacity in 27 states, including approximately 10.1 GW of wind, solar and battery energy storage systems, or BESS, and approximately 2.8 GW of dispatchable combustion-based power generation assets included in the Flexible Generation segment that provide critical grid reliability services. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of the Company’s Renewables & Storage segment offtake agreements was approximately 12 years as of December 31, 2025 based on CAFD.
Significant Events
Third-Party Acquisitions
•On October 3, 2025, the Company entered into a binding agreement to acquire a 613 MW operational solar portfolio located in eight states, or the Deriva Solar Portfolio, from Deriva Energy, LLC for a base purchase price of approximately $305 million in cash, subject to certain customary price adjustments. For 12 facilities in the Deriva Solar Portfolio located in the Western U.S. and comprising of 227 MW, the Company will co-invest in a 50/50 joint venture with a third-party cash equity investor. The weighted average remaining contract duration of the Deriva Solar Portfolio is approximately 10 years. After factoring in estimated closing adjustments and proceeds from facility-level financings, including the third-party cash equity investor in a subset of the Deriva Solar Portfolio, the Company expects its net capital commitment to acquire the Deriva Solar Portfolio to be between $210 million and $230 million. The Company expects to fund the acquisition primarily utilizing existing sources of liquidity, which includes the Cardinal Investment Holdco LLC financing discussed further below. The consummation of the transaction is subject to customary closing conditions and certain third-party approvals and is expected to occur in the first half of 2026.
•On July 16, 2025, the Company, through its indirect subsidiary, Catalina Solar Investment LLC, acquired Catalina Solar Lessee Holdco LLC, which leases and operates the Catalina solar facility, for approximately $127 million, which excludes $1 million in transaction expenses incurred in connection with the acquisition. After factoring in cash reserves acquired and transaction expenses, the Company’s net capital investment in Catalina was $128 million. See Note 3, Acquisitions and Dispositions, for further discussion of the transaction.
•On April 29, 2025, the Company, through its indirect subsidiary, Washington Wind LLC, acquired the Tuolumne wind facility from an investment-grade regulated entity for approximately $210 million, which excludes $1 million in transaction expenses incurred in connection with the acquisition. The Company’s net capital investment in Tuolumne was $59 million. See Note 3, Acquisitions and Dispositions for further discussion of the transaction. In connection with the acquisition, the Company entered into a development services agreement with Clearway Renew related to a potential repowering of the facility. In February 2026, the Company approved the commencement of the Tuolumne repowering. The Company estimates that its total capital investment in the Tuolumne repowering will be $80 million, subject to closing adjustments. Contingent upon achieving commercial operations in 2027, the 137 MW facility will sell power under its existing PPA with an investment-grade regulated entity for an additional two years through 2042.

Drop Down Transactions
•On June 10, 2025, the Company, through its indirect subsidiary, Pine Forest CE Class A Owner LLC, acquired the Class A membership interests in Pine Forest CE TargetCo LLC, or Pine Forest TargetCo, a partnership and the indirect owner of the Pine Forest solar and BESS facility, from Clearway Renew for initial cash consideration of $18 million. Simultaneously, a third-party cash equity investor acquired the Class B membership interests in Pine Forest TargetCo from Clearway Renew for initial cash consideration of $36 million. Also on June 10, 2025, the Company, through its indirect subsidiary, Pine Forest TE Class A Owner LLC, or Pine Forest TE Class A, contributed $9 million to acquire the Class A membership interests in Pine Forest TE HoldCo LLC. On December 17, 2025, when the facility reached substantial completion, the Company paid $50 million to Clearway Renew as additional purchase price for its Class A membership interests in Pine Forest TargetCo and contributed an additional $38 million for its Class A membership interests in Pine Forest TE HoldCo LLC. In addition, the third-party cash equity investor in Pine Forest TargetCo contributed an additional $144 million. The Company’s total capital investment in Pine Forest TargetCo was $115 million. See Note 3, Acquisitions and Dispositions, for further discussion of the transaction.
•On July 23, 2025, the Company entered into a development services agreement with Clearway Renew in connection with the repowering of the Goat Mountain wind facility. The Company estimates that its total capital investment in the Goat Mountain repowering will be $200 million, subject to closing adjustments. Contingent upon achieving commercial operations in 2027, the 360 MW facility will sell power to an investment-grade counterparty under a new 15-year PPA. In connection with the agreement, on December 12, 2025, the Company paid Clearway Renew $27 million, primarily related to the future delivery of equipment. See Note 15, Related Party Transactions, for further discussion of the transaction.
•On November 24, 2025, the Company, through an indirect subsidiary, entered into an agreement with Clearway Renew to acquire the Class A membership interests in Spindle, a 199 MW BESS facility currently under construction in Weld County, Colorado, and Rosamond South II, a 92 MW BESS facility currently under construction in Kern County, California, for $93 million in cash consideration, subject to closing adjustments. The consummation of the transaction is subject to customary closing conditions and certain third-party approvals and is expected in the second half of 2026.
•On October 30, 2025, the Company entered into a development services agreement with Clearway Renew in connection with the repowering of the San Juan Mesa wind facility, which is located in Elida, New Mexico. The Company estimates that its total capital investment in the San Juan Mesa repowering will be $50 million, subject to closing adjustments. Contingent upon achieving commercial operations in 2027, the 135 MW facility will sell power to an investment-grade counterparty under a new 20-year PPA.
•On October 15, 2025, the Company, through its indirect subsidiary, Honeycomb 1 Holdco LLC, acquired Honeycomb TargetCo LLC, or Honeycomb TargetCo, the indirect owner of the Honeycomb Portfolio, from Clearway Renew for initial cash consideration of $16 million. At substantial completion, which is expected to occur in the first half of 2026, the Company estimates it will pay an additional $62 million to Clearway Renew. The Company estimates that its total capital investment in Honeycomb TargetCo will be $78 million, excluding the impact of any closing adjustments noted in the purchase agreement. See Note 3, Acquisitions and Dispositions, for further discussion of the transaction.
•On October 2, 2025, the Company, through its indirect subsidiary, WV Wind Holdco LLC, sold 100% of its membership interests in Mount Storm Wind LLC, which owns Mt. Storm, to Clearway Renew for $152 million in cash consideration in order for Clearway Renew to repower the facility. The repowering of the facility is expected to increase the facility’s capacity to 335 MW. Mechanical completion of the first phase of the repowering is expected to occur in the second half of 2026 with the second phase of the repowering expected to occur in the second half of 2027. Also on October 2, 2025, the Company, through its indirect subsidiary, WV Wind Holdco LLC, entered into an agreement with Clearway Renew to acquire the Class B membership interests in the tax equity fund that, upon mechanical completion of the first phase of the repowering of the facility, will own Mt. Storm, for $336 million in cash consideration. The consummation of the transaction is subject to customary closing conditions and certain third-party approvals and is expected to occur in the second half of 2026. See Note 3, Acquisitions and Dispositions, for further discussion of the transactions. In connection with the agreement with Clearway Renew to sell its membership interests in Mt. Storm, on May 1, 2025, the Company bought down a portion of Mt. Storm’s contract to sell power to a counterparty through a hedge agreement and paid approximately $35 million to the hedge counterparty to reduce the contract by approximately 50%. On July 22, 2025, the Company paid approximately $39 million to the hedge counterparty to buy out the remaining contract.

•On April 29, 2025, the Company, through its indirect subsidiary, LV-Daggett Parent Holdco LLC, acquired Daggett 1 Class B Member LLC, or Daggett 1 Class B, the indirect owner of the Daggett 1 BESS facility, from Clearway Renew for initial cash consideration of $11 million. On September 19, 2025, when the facility reached substantial completion, the Company paid $42 million to Clearway Renew as additional purchase price. On October 15, 2025, the Company paid $4 million to Clearway Renew as a final purchase price adjustment. The Company’s total capital investment in Daggett 1 Class B was $57 million. See Note 3, Acquisitions and Dispositions, for further discussion of the transaction.
•On April 29, 2025, the Company, through its indirect subsidiary, LV-Daggett Parent Holdco LLC, acquired Luna Valley Class B Member LLC, or Luna Valley Class B, the indirect owner of the Luna Valley solar facility, from Clearway Renew for initial cash consideration of $18 million. On September 4, 2025, when the facility reached substantial completion, the Company paid $72 million to Clearway Renew as additional purchase price. On October 15, 2025, the Company paid $29 million to Clearway Renew as a final purchase price adjustment. The Company's total capital investment in Luna Valley Class B was $119 million. See Note 3, Acquisitions and Dispositions, for further discussion of the transaction.
•On March 20, 2025, the Company, through its indirect subsidiary, Rosamond South Investment LLC, acquired the Class A membership interests in Rosie South TargetCo LLC, or Rosie South TargetCo, a partnership and the indirect owner of the Rosamond South I solar and BESS facility, from Clearway Renew for initial cash consideration of $4 million. Simultaneously, a third-party cash equity investor acquired the Class B membership interests in Rosie South TargetCo from Clearway Renew for initial cash consideration of $10 million. On August 13, 2025, when the facility reached substantial completion, the Company paid $29 million to Clearway Renew as additional purchase price and the third-party cash equity investor contributed an additional $41 million. The Company’s total capital investment in Rosie South TargetCo was $33 million. See Note 3, Acquisitions and Dispositions, for further discussion of the transaction.
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
Financing Activities
•In connection with the 2025 Drop Downs of Rosamond South I, Luna Valley, Daggett 1, Pine Forest and the Honeycomb Portfolio, the Company assumed non-recourse facility-level debt. See Note 10, Long-term Debt, for further discussion of the non-recourse facility-level debt associated with each facility.
•On February 5, 2026, in order to partially fund the third-party acquisition of the Deriva Solar Portfolio, the Company, through its indirect subsidiary, Cardinal Investment Holdco LLC, entered into a financing agreement that provides for a term loan of up to $100 million and $119 million in letters of credit in support of debt service and facility obligations. Upon funding, the term loan will bear interest a rate of SOFR plus 2.00% per annum and will mature 364 days after the funding date.
•On January 13, 2026, Clearway Energy Operating LLC completed the sale of $600 million aggregate principal amount of 5.75% senior unsecured notes due 2034, or the 2034 Senior Notes. See Note 10, Long-term Debt, for further discussion of the 2034 Senior Notes.
•On May 21, 2025, when the Dan’s Mountain wind facility reached substantial completion, the Company paid $36 million to Clearway Renew as additional purchase price in connection with the Company’s acquisition of the Class A membership interests in Dan’s Mountain TargetCo LLC, or Dan’s Mountain TargetCo, from Clearway Renew on November 18, 2024. Also, on May 21, 2025, a third-party cash equity investor contributed $45 million to acquire the Class B membership interests in Dan’s Mountain TargetCo from Clearway Renew and the tax equity investor contributed an additional $90 million. The Company utilized the combined proceeds to repay the cash equity bridge loan, to repay the tax equity bridge loan and to pay associated fees with the remaining proceeds distributed to CEG. The Company’s total capital investment in Dan’s Mountain TargetCo was $43 million. See Note 10, Long-term Debt, for further discussion of the transaction.

•On April 29, 2025, in order to partially fund the third-party acquisition of the Tuolumne wind facility, the Company entered into a financing agreement, which included the issuance of a $163 million term loan, as well as $22 million in letters of credit in support of debt service and facility obligations. See Note 10, Long-term Debt, for further discussion of the financing agreement.
•On April 9, 2025, the Company, through its indirect subsidiary, Buckthorn Solar Portfolio LLC, refinanced its credit agreement, which was scheduled to mature in May 2025, resulting in the issuance of a $104 million term loan facility, as well as $22 million in letters of credit in support of debt service and facility obligations. The Company utilized the proceeds from the term loan and existing sources of liquidity to pay off the existing debt. See Note 10, Long-term Debt, for further discussion of the refinanced credit agreement.
Environmental Matters and Regulatory Matters
Details of environmental matters and regulatory matters are presented in Item 1 — Business, Regulatory Matters and Item 1A — Risk Factors. Details of some of this information relate to costs that may impact the Company’s financial results.

Consolidated Results of Operations
The following table provides selected financial information:

	Year ended December 31,
(In millions)	2025	2024	2023
Operating Revenues
Energy and capacity revenues	$1,565	$1,500	$1,382
Other revenues	76	90	99
Contract amortization	(189)	(184)	(186)
Mark-to-market for economic hedges	(23)	(35)	19
Total operating revenues	1,429	1,371	1,314
Operating Costs and Expenses
Cost of fuels	8	43	60
Operations and maintenance	409	352	314
Other costs of operations	113	106	99
Depreciation, amortization and accretion	682	627	526
Impairment losses	—	—	12
General and administrative	41	39	36
Transaction and integration costs	16	8	4
Total operating costs and expenses	1,269	1,175	1,051
Operating Income	160	196	263
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	31	35	12
Other income, net	29	48	52
Loss on debt extinguishment	(8)	(5)	(6)
Derivative interest (expense) income	(31)	29	(17)
Other interest expense	(356)	(336)	(320)
Total other expense, net	(335)	(229)	(279)
Loss Before Income Taxes	(175)	(33)	(16)
Income tax expense (benefit)	56	30	(2)
Net Loss	(231)	(63)	(14)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(400)	(151)	(93)
Net Income Attributable to Clearway Energy, Inc.	$169	$88	$79

	Year ended December 31,
Business metrics:	2025	2024	2023
Solar MWh generated/sold (in thousands) (a)	9,225	8,658	5,425
Wind MWh generated/sold (in thousands) (a)	10,528	9,951	9,414
Renewables & Storage MWh generated/sold (in thousands) (a)	19,753	18,609	14,839
Solar weighted-average capacity factor (b)	28.9%	29.8%	27.5%
Wind weighted-average capacity factor (c)	30.6%	30.1%	28.3%
Flexible Generation MWh generated (in thousands) (a)	323	847	996
Flexible Generation equivalent availability factor	93.4%	90.6%	90.2%

(a) Volumes do not include the MWh generated/sold by the Company’s equity method investments.
(b) Typical average capacity factors for solar facilities is 25%. The weighted-average capacity factors can vary based on seasonality and weather.
(c) Typical average capacity factors for wind facilities is 25-45%. The weighted-average capacity factors can vary based on seasonality and weather.

Management’s discussion of the results of operations for the years ended December 31, 2025 and 2024
Operating Revenues
Operating revenues increased by $58 million for the year ended December 31, 2025, compared to the same period in 2024, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables & Storage Segment	Increase primarily driven by the Victory Pass and Arica solar and BESS, Rosamond Central BESS, Rosamond South I solar and BESS, Daggett 1 BESS and Pine Forest solar and BESS acquisitions, which reached commercial operations in March 2024, April 2024, June 2024, August 2025, September 2025 and November 2025, respectively, as well as the Catalina solar acquisition in July 2025.	$80
	Increase driven by the Cedar Creek and Tuolumne wind acquisitions in April 2024 and April 2025, respectively, as well as the Dan’s Mountain wind acquisition, which reached commercial operations in May 2025.	46
	Decrease primarily driven by lower wind resource at certain facilities.	(16)
	Loss incurred on the partial buy-out of the Mt. Storm commodity contract in May 2025 and the subsequent buy-out of the remaining contract in July 2025.	(11)
Flexible Generation Segment	Decrease in energy revenue primarily driven by lower generation at the Walnut Creek, Marsh Landing and El Segundo facilities due to milder weather, which also decreased cost of fuels as noted below.	(48)
Contract amortization	Decrease primarily driven by the Tuolumne wind and Catalina solar acquisitions, partially offset by Cedro Hill, which reached repowering commercial operations in December 2024, resulting in the extension of the amortization period.	(5)
Mark-to-market economic hedging activities	Increase primarily driven by the Mt. Storm hedge buy-out during the second and third quarters of 2025, as well as lower forward prices in the PJM market, compared to 2024.	22
	Decrease primarily driven by an increase in forward power prices in the ERCOT market.	(7)
	Decrease in heat rate call option contracts primarily driven by changes in power market prices.	(3)
		$58
Cost of Fuels
Cost of fuels decreased by $35 million during the year ended December 31, 2025, compared to the same period in 2024, primarily due to lower generation at the Walnut Creek, Marsh Landing and El Segundo facilities due to milder weather, which resulted in less fuel purchases.
Operations and Maintenance Expense
Operations and maintenance expense increased by $57 million during the year ended December 31, 2025, compared to the same period in 2024, primarily due to a combination of the drivers summarized below:

		(In millions)
Renewables & Storage Segment	Increase primarily driven by the solar and BESS acquisitions referenced above.	$34
	Increase primarily driven by non-cash lease adjustments in 2024 at certain solar facilities.	11
	Increase driven by the wind acquisitions referenced above.	8
	Decrease primarily driven by lower maintenance activities at various wind facilities.	(6)
Flexible Generation Segment	Increase primarily driven by higher maintenance activities at various facilities.	10
		$57

Depreciation, Amortization and Accretion
Depreciation, amortization and accretion increased by $55 million during the year ended December 31, 2025, compared to the same period in 2024, primarily due to the solar and BESS acquisitions referenced above, as well as the accelerated depreciation in connection with the repowering of the Mt. Storm and Goat Mountain wind facilities, as further described in Note 4, Property, Plant and Equipment.
Interest Expense
Interest expense increased by $80 million during the year ended December 31, 2025, compared to the same period in 2024, primarily due to the following:

(In millions)
Change in fair value of interest rate swaps due to changes in interest rates	$60
Increase in interest expense due to an increase in principal balances for the Renewables & Storage segment primarily due to the solar and BESS acquisitions referenced above	16
Increase in interest expense due to outstanding borrowings under the corporate revolving credit facility	4
$80
Income Tax Expense
For the year ended December 31, 2025, the Company recorded an income tax expense of $56 million on pretax loss of $175 million. For the same period in 2024, the Company recorded an income tax expense of $30 million on pretax loss of $33 million.
The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate:

	Year Ended December 31,		Year Ended December 31,
	2025		2024
(In millions, except percentages)
Loss Before Income Taxes	$(175)		$(33)

Tax at 21%	(37)	21.1%	(7)	21.0%
State taxes, net of federal benefit (a)	12	(6.8)%	6	(18.2)%
Tax credits	(1)	0.6%	(4)	12.1%
Nontaxable/nondeductible items:
HLBV impact	84	(48.0)%	32	(96.9)%
Tax credit sales, net	(3)	1.7%	—	—%
Employee share-based payments	—	—%	2	(6.0)%
Other	1	(0.6)%	1	(2.9)%
Income tax expense	$56	(32.0)%	$30	(90.9)%
Effective income tax rate	(32.0)%		(90.9)%

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

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the year ended December 31, 2025, the Company had a net loss of $400 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method (primarily due to Daggett 1 TE Holdco LLC, Dan’s Mountain Tax Credit Holdco LLC, Luna Valley TE Holdco LLC, Rosie South TE Holdco LLC, Rosie TE HoldCo LLC and VP-Arica TE Holdco LLC HLBV losses)	$(694)
CEG’s economic interest in Clearway Energy LLC	160
Income attributable to third-party partnerships (primarily due to Dan’s Mountain Tax Credit Holdco LLC, Rosie South TE Holdco LLC, Rosie TE HoldCo LLC and VP-Arica TE Holdco LLC HLBV net losses)	134
$(400)
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
Current Liquidity Position
As of December 31, 2025 and 2024, the Company’s liquidity was approximately $1,061 million and $1,330 million, respectively, comprised of cash, restricted cash and availability under the Company’s revolving credit facility.

	As of December 31,
	2025	2024
	(In millions)
Cash and cash equivalents:
Clearway Energy, Inc. and Clearway Energy LLC, excluding subsidiaries	$37	$138
Subsidiaries	194	194
Restricted cash:
Operating accounts	146	184
Reserves, including debt service, distributions, performance obligations and other reserves	441	217
Total cash, cash equivalents and restricted cash	818	733
Revolving credit facility availability	243	597
Total liquidity	$1,061	$1,330

The Company’s liquidity includes $587 million and $401 million of restricted cash balances as of December 31, 2025 and 2024, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company’s facilities that are restricted in their use. As of December 31, 2025, these restricted funds were comprised of $146 million designated to fund operating expenses, approximately $99 million designated for current debt service payments, and $85 million restricted for reserves, including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $257 million is held in distribution reserve accounts, of which $174 million relates to transferable ITCs for the Rosamond South I solar and BESS facility that were received on behalf of the tax equity investor in Rosie South TE Holdco LLC and subsequently distributed to that tax equity investor in January 2026.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
As of December 31, 2025, the Company had $361 million in outstanding borrowings under its revolving credit facility and $96 million in letters of credit outstanding. During January 2026, the Company repaid all of the outstanding borrowings under the revolving credit facility utilizing the proceeds from the sale of the 2034 Senior Notes. The facility will continue to be used for general corporate purposes, including financing of future investments or acquisitions and posting letters of credit.
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
The following table summarizes the credit ratings for the Company and its Senior Notes as of December 31, 2025. The ratings outlook is stable.

	S&P	Moody’s
Clearway Energy, Inc.	BB	Ba2
4.750% Senior Notes, due 2028	BB	Ba2
3.750% Senior Notes, due 2031	BB	Ba2
3.750% Senior Notes, due 2032	BB	Ba2
Sources of Liquidity
The Company’s principal sources of liquidity include cash on hand, cash generated from operations, proceeds from sales of assets, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. As described in Item 15 — Note 10, Long-term Debt, the Company’s financing arrangements consist of corporate level debt, which includes Senior Notes and the revolving credit facility; facility-level financings for its various assets; the ATM Program and the DSPP.
2034 Senior Notes — On January 13, 2026, Clearway Energy Operating LLC completed the sale of $600 million aggregate principal amount of senior unsecured notes due 2034, or the 2034 Senior Notes. The 2034 Senior Notes bear interest at 5.750% and mature on January 15, 2034. Interest on the 2034 Senior Notes is payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2026. The net proceeds from the 2034 Senior Notes were used to repay $361 million in outstanding borrowings under the revolving credit facility and for general corporate purposes.

Mt. Storm Sale to Clearway Renew — On October 2, 2025, the Company, through its indirect subsidiary, WV Wind Holdco LLC, sold 100% of its membership interests in Mount Storm Wind LLC, which owns Mt. Storm to Clearway Renew for $152 million in cash consideration in order for Clearway Renew to repower the facility. The repowering of the facility is expected to increase the facility’s capacity to 335 MW. Mechanical completion of the first phase of the repowering is expected to occur in the second half of 2026 with the second phase of the repowering expected to occur in the second half of 2027. Also on October 2, 2025, the Company, through its indirect subsidiary, WV Wind Holdco LLC, entered into an agreement with Clearway Renew to acquire the Class B membership interests in the tax equity fund that, upon mechanical completion of the first phase of the repowering of the facility, will own Mt. Storm, for $336 million in cash consideration. The consummation of the transaction is subject to customary closing conditions and certain third-party approvals and is expected to occur in the second half of 2026. Upon achieving repowering commercial operations, which is expected to occur in the second half of 2026, the facility will sell power to Microsoft under a 20-year PPA. See Note 3, Acquisitions and Dispositions, for further discussion of the transactions.
At-the-Market Equity Offering Program — On August 6, 2025, the Company entered into an equity distribution agreement with Morgan Stanley & Co. LLC, BofA Securities, Inc., Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Wells Fargo Securities LLC, as sales agents. Pursuant to the terms of the agreement, the Company may offer and sell shares of its Class C common stock, from time to time through the sales agents, up to an aggregate sales price of $100 million through an at-the-market equity offering program, or ATM Program. During the year ended December 31, 2025, the Company issued 787,980 shares of Class C common stock under the ATM Program for gross proceeds of $25 million and incurred fees of less than $1 million, which were exchanged for 787,980 Class C units of Clearway Energy LLC. The net proceeds from the sale of shares under the ATM Program were used for general corporate purposes. As of December 31, 2025, approximately $75 million of Class C common stock remained available for issuance under the ATM Program.
Dividend Reinvestment and Direct Stock Purchase Plan — On August 6, 2025, the Company adopted a dividend reinvestment and direct stock purchase plan, or DRIP/DSPP, respectively, under which the Company registered and reserved for issuance up to an aggregate of 3,300,000 shares of Class C common stock. Under the DRIP, holders of the Company’s Class C common stock can designate all or a portion of their cash dividends, when paid, to be reinvested in additional shares of the Company’s Class C common stock. The DSPP allows (i) plan participants and registered stockholders of the Company who are not plan participants to purchase shares of Class C common stock in the minimum amount of $50 per investment up to a maximum aggregate amount of $150,000 per calendar year; (ii) new investors who do not own shares of Class C common stock to purchase shares by making an initial minimum investment of $250, up to a maximum aggregate amount of $150,000 per calendar year; and (iii) plan participants, other registered stockholders and new investors to request a waiver from the Company to make optional cash investments in excess of the maximum aggregate amount of $150,000 per calendar year. During the year ended December 31, 2025, the Company issued 793,202 shares of Class C common stock under the DSPP for gross proceeds of $25 million and incurred fees of less than $1 million, which were exchanged for 793,202 Class C units of Clearway Energy LLC. The net proceeds from the sale of shares under the DSPP were used for general corporate purposes. As of December 31, 2025, approximately 2,506,798 shares of Class C common stock remained available for issuance under the DRIP/DSPP.
In January 2026, the Company issued 1,445,244 shares of Class C common stock under the DSPP for gross proceeds of $50 million and incurred fees of less than $1 million, which were exchanged for 1,445,244 Class C units of Clearway Energy LLC. As of January 31, 2026, approximately 1,061,554 shares Class C common stock remained available for issuance under the DRIP/DSPP.
Uses of Liquidity
The Company’s requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Item 15 — Note 10, Long-term Debt; (ii) capital expenditures; (iii) off-balance sheet arrangements; (iv) acquisitions and investments, as described more fully in Item 15 — Note 3, Acquisitions and Dispositions and Note 15, Related Party Transactions; and (v) cash dividends to investors.

Debt Service Obligations
Principal payments on debt as of December 31, 2025, are due in the following periods:

Description	2026	2027	2028	2029	2030	There-after	Total
	(In millions)
Corporate-level debt:
Clearway Energy Operating LLC Senior Notes, due 2028	$—	$—	$850	$—	$—	$—	$850
Clearway Energy Operating LLC Senior Notes, due 2031	—	—	—	—	—	925	925
Clearway Energy Operating LLC Senior Notes, due 2032	—	—	—	—	—	350	350
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility, due 2028	—	—	361	—	—	—	361
Total Corporate-level debt	—	—	1,211	—	—	1,275	2,486
Facility-level debt:
Agua Caliente Solar LLC, due 2037	40	41	43	44	46	321	535
Alta Wind Asset Management LLC, due 2031	1	1	1	2	2	1	8
Alta Wind I-V lease financing arrangements, due 2034 and 2035	55	57	61	63	63	256	555
Alta Wind Realty Investments LLC, due 2031	2	3	3	3	3	1	15
Borrego, due 2038	3	3	3	3	3	27	42
Buckthorn Solar, due 2031	5	5	5	5	5	75	100
Capistrano Portfolio Holdco LLC, due 2033	12	13	14	15	15	37	106
Carlsbad Energy Holdings LLC, due 2027	26	20	—	—	—	—	46
Carlsbad Energy Holdings LLC, due 2038	—	7	25	29	31	315	407
Carlsbad Holdco, LLC, due 2038	9	11	10	12	12	136	190
Cedar Creek, due 2029	2	3	3	98	—	—	106
Cedro Hill, due 2029	9	9	10	63	—	—	91
CVSR, due 2037	32	35	37	40	42	357	543
CVSR Holdco Notes, due 2037	9	9	10	9	10	87	134
Daggett 1, due 2030	2	3	3	3	121	—	132
Daggett 2, due 2028	1	1	152	—	—	—	154
Daggett 3, due 2028	—	—	216	—	—	—	216
DG-CS Master Borrower LLC, due 2040	30	28	20	19	19	211	327
Honeycomb Portfolio, due 2026 (a)	490	—	—	—	—	—	490
Luna Valley, due 2030	4	5	5	5	176	—	195
Mililani Class B Member Holdco LLC, due 2028	3	3	81	—	—	—	87
NIMH Solar, due 2031 and 2033	16	17	17	17	15	29	111
Oahu Solar Holdings LLC, due 2026	75	—	—	—	—	—	75
Pine Forest, due 2030	231	—	—	2	101	—	334
Rosie Class B LLC, due 2029	7	7	7	165	—	—	186
Rosamond South 1, due 2030	—	3	7	8	210	—	228
TSN1 Class B Member LLC, due 2029	8	9	10	142	—	—	169
Tuolumne, due 2030	15	15	14	14	96	—	154
Utah Solar Holdings, due 2036	16	16	12	16	13	140	213
Viento Funding II, LLC, due 2029	20	24	25	74	—	—	143
Other	16	16	17	12	12	23	96
Total facility-level debt	1,139	364	811	863	995	2,016	6,188
Total debt	$1,139	$364	$2,022	$863	$995	$3,291	$8,674

(a) At December 31, 2025, amount includes $431 million of construction-related financings recorded in long-term debt on the Company’s consolidated balance sheet that is either being funded through long-term equity contributions or is converting to long-term debt.

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
For the years ended December 31, 2025 and 2024, the Company used approximately $319 million and $287 million, respectively, to fund capital expenditures, primarily in the Renewables & Storage segment, funded through construction-related financing. Growth capital expenditures included $313 million primarily in the Renewables & Storage segment, funded through construction-related financing. Growth capital expenditures included $81 million incurred in connection with the Rosamond South I solar and BESS facility, $58 million incurred in connection with the Pine Forest solar and BESS facility, $37 million incurred in connection with the Honeycomb Portfolio BESS facilities, $35 million incurred in connection with the Dan’s Mountain wind facility, $34 million incurred in connection with the Luna Valley solar facility, $27 million incurred in connection with the Daggett 1 BESS facility, $22 million incurred in connection with the repowering of the Cedro Hill wind facility, $12 million incurred in connection with the Victory Pass and Arica solar and BESS facilities and $7 million incurred by other facilities. In addition, for the years ended December 31, 2025 and 2024, the Company incurred $6 million and $11 million, respectively, of maintenance capital expenditures, which are net of credits received from equipment manufacturers.
The Company estimates $32 million of maintenance capital expenditures for 2026. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates.
Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of December 31, 2025, the Company has several investments with an ownership interest percentage of 50% or less. GenConn is a VIE for which the Company is not the primary beneficiary. The Company’s pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $259 million as of December 31, 2025. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company. See also Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities.
Contractual Obligations and Commercial Commitments
In addition to the Company’s capital expenditure programs, the Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements. The following table summarizes the Company’s contractual obligations. See Item 15 — Note 10, Long-term Debt and Note 17, Leases, for additional discussion.

	By Remaining Maturity at December 31,
	2025					2024
Contractual Cash Obligations	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
	(In millions)
Long-term debt (including estimated interest)	$1,522	$3,033	$2,237	$3,458	$10,250	$8,810
Operating leases	63	127	125	1,214	1,529	944
Other liabilities (a)	37	66	58	181	342	317
Total	$1,622	$3,226	$2,420	$4,853	$12,121	$10,071

(a) Includes water right agreements, service and maintenance agreements and LTSA commitments.

Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by CEG as well as generation assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its business.
Pine Forest Drop Down — On June 10, 2025, the Company, through its indirect subsidiary, Pine Forest CE Class A Owner LLC, acquired the Class A membership interests in Pine Forest TargetCo, a partnership and the indirect owner of the Pine Forest solar and BESS facility, from Clearway Renew for initial cash consideration of $18 million. Also on June 10, 2025, the Company, through its indirect subsidiary, Pine Forest TE Class A, contributed $9 million to acquire the Class A membership interests in Pine Forest TE HoldCo LLC. On December 17, 2025, when Pine Forest reached substantial completion, the Company paid $50 million to Clearway Renew as an additional purchase price and the Company contributed an additional $38 million for its Class A membership interests in Pine Forest TE HoldCo LLC. Pine Forest has PPAs for the solar facility with investment-grade counterparties and a 20-year weighted average contract duration that commenced in December 2025. The acquisition was funded with existing sources of liquidity. As part of the acquisition of Pine Forest, the Company assumed the facility’s financing agreement, which included a construction loan, a cash equity bridge loan, a tax equity bridge loan and a tax credit transfer bridge loan. Upon the facility reaching substantial completion, the third-party cash equity investor contributed $144 million and CEG contributed $49 million, which were utilized, along with the $9 million previously held in escrow, to repay the cash equity bridge loan, to repay the tax equity bridge loan, to partially repay the tax credit transfer bridge loan, to fund construction completion reserves and to pay associated fees. Additionally, on December 17, 2025, the outstanding construction loans were converted to a term loan. Subsequent to the acquisition during 2025, the Company borrowed an additional $52 million in cash equity bridge loans. The Company’s total capital investment in Pine Forest TargetCo was $115 million.
Since the Company holds the Class A membership interests in Pine Forest TE HoldCo LLC through Pine Forest TE Class A, net income attributable to Clearway Energy, Inc. will reflect HLBV allocations associated with Pine Forest’s tax attributes, which may result in larger losses allocated to the Company in early periods of the facility’s operations relative to other partnerships.
In January 2026, the Company repaid the $231 million outstanding on the tax credit transfer bridge loan utilizing the proceeds received from the sale of transferable ITCs, and distributed the remaining $51 million to CEG.
Goat Mountain Development Services Agreement — On July 23, 2025, the Company entered into a development services agreement with Clearway Renew in connection with the repowering of the Goat Mountain wind facility. The Company estimates that its total capital investment in the Goat Mountain repowering will be $200 million, subject to closing adjustments. Contingent upon achieving repowering commercial operations in 2027, the 360 MW facility will sell power to an investment-grade counterparty under a new 15-year PPA. In connection with the agreement, on December 12, 2025, the Company paid Clearway Renew $27 million, primarily related to the future delivery of equipment.
Honeycomb Portfolio Drop Down — On October 15, 2025, the Company, through its indirect subsidiary, Honeycomb 1 Holdco LLC, acquired Honeycomb TargetCo, the indirect owner of the Honeycomb Portfolio, from Clearway Renew for initial cash consideration of $16 million. At substantial completion, which is expected to occur in the first half of 2026, the Company estimates it will pay an additional $62 million to Clearway Renew. The Honeycomb Portfolio has 20-year PPAs with an investment-grade utility that will commence when the underlying operating assets reach commercial operations, which is expected to occur in the first half of 2026. The acquisition was funded with existing sources of liquidity. As part of the acquisition of the Honeycomb Portfolio, the Company assumed the facility’s financing agreement, which included a construction loan that converts to a term loan when the facility reaches substantial completion and a tax equity bridge loan, which will be completely paid off when the facility reaches substantial completion utilizing the proceeds from the Company’s additional purchase price and final proceeds received from the tax equity investor, along with their initial contribution at acquisition date that is being held in escrow. Subsequent to the acquisition during 2025, the Company borrowed an additional $38 million in construction loans through December 31, 2025. The Company estimates that its total capital investment in Honeycomb TargetCo will be $78 million, excluding the impact of any closing adjustments noted in the purchase agreement.

Daggett 1 Drop Down — On April 29, 2025, the Company, through its indirect subsidiary, LV-Daggett Parent Holdco LLC, acquired Daggett 1 Class B, the indirect owner of the Daggett 1 BESS facility, from Clearway Renew for initial cash consideration of $11 million. On September 19, 2025, when the facility reached substantial completion, the Company paid $42 million to Clearway Renew as additional purchase price. Daggett 1 has a PPA for capacity with an investment-grade counterparty for a contract duration of 15 years that commenced in September 2025. The acquisition was funded with existing sources of liquidity. As part of the acquisition of Daggett 1, the Company assumed the facility’s financing agreement, which included a construction loan and a tax equity bridge loan. Upon the facility reaching substantial completion, the tax equity investor contributed an additional $108 million, which was utilized along with the $38 million previously held in escrow and $31 million in construction loan proceeds, to repay the tax equity bridge loan, to fund construction completion reserves and to pay associated fees with the remaining proceeds distributed to CEG. Also at substantial completion, the outstanding construction loans were converted to a term loan. Subsequent to the acquisition during 2025, the Company borrowed an additional $40 million in construction loans. On October 15, 2025, the Company paid $4 million to Clearway Renew as a final purchase price adjustment. The Company’s total capital investment in Daggett 1 Class B was $57 million.
Luna Valley Drop Down — On April 29, 2025, the Company, through its indirect subsidiary, LV-Daggett Parent Holdco LLC, acquired Luna Valley Class B, the indirect owner of the Luna Valley solar facility, from Clearway Renew for initial cash consideration of $18 million. On September 4, 2025, when the facility reached substantial completion, the Company paid $72 million to Clearway Renew as additional purchase price. Luna Valley has PPAs with investment-grade counterparties that have a 17-year weighted average contract duration that commenced in August 2025. The acquisition was funded with existing sources of liquidity. As part of the acquisition of Luna Valley, the Company assumed the facility’s financing agreement, which included a construction loan, a cash equity bridge loan that was partially paid off at acquisition date and a tax equity bridge loan. Upon the facility reaching substantial completion, the tax equity investor contributed an additional $114 million and CEG contributed $50 million, which were utilized, along with the $29 million previously held in escrow and $28 million in construction loan proceeds, to repay the cash equity bridge loan, to repay the tax equity bridge loan, to fund construction completion reserves and to pay associated fees. Also at substantial completion, the outstanding construction loans were converted to a term loan. Subsequent to the acquisition during 2025, the Company borrowed an additional $51 million in construction loans. On October 15, 2025, the Company paid $29 million to Clearway Renew as a final purchase price adjustment. The Company’s total capital investment in Luna Valley Class B was $119 million.
Rosamond South I Drop Down — On March 20, 2025, the Company, through its indirect subsidiary, Rosamond South Investment LLC, acquired the Class A membership interests in Rosie South TargetCo, a partnership and the indirect owner of the Rosamond South I solar and BESS facility, from Clearway Renew for initial cash consideration of $4 million. On August 13, 2025, when the facility reached substantial completion, the Company paid $29 million to Clearway Renew as additional purchase price. Rosamond South I has PPAs with investment-grade counterparties that have a 15-year weighted average contract duration that commence when the underlying operating assets reach commercial operations. The acquisition was funded with existing sources of liquidity. As part of the acquisition of Rosamond South I, the Company assumed the facility’s financing agreement, which included a construction loan, a cash equity bridge loan that was paid off at acquisition date and a tax equity bridge loan. Upon the facility reaching substantial completion, the third-party cash equity investor contributed an additional $41 million and the tax equity investor contributed an additional $226 million, which were utilized, along with the $58 million previously held in escrow and $13 million in construction loan proceeds, to repay the tax equity bridge loan, to fund construction completion reserves and to pay associated fees with the remaining proceeds distributed to CEG. Also at substantial completion, the outstanding construction loans were converted to a term loan. Subsequent to the acquisition during 2025, the Company borrowed an additional $49 million in construction loans and also received $46 million in contributions from CEG to pay for construction completion expenses. The Company’s total capital investment in Rosie South TargetCo was $33 million.
Catalina Solar Acquisition — On July 16, 2025, the Company, through its indirect subsidiary, Catalina Solar Investment LLC, acquired Catalina Solar Lessee Holdco LLC, which leases and operates the Catalina solar facility, from a third-party for approximately $127 million, which excludes $1 million in transaction expenses incurred in connection with the acquisition. Catalina reached commercial operations in 2013 and has a PPA with an investment-grade utility through 2038. The acquisition was funded with existing sources of liquidity. After factoring in cash reserves acquired and transaction expenses, the Company’s net capital investment in Catalina was $128 million.

Dan’s Mountain Drop Down — On May 21, 2025, when the Dan’s Mountain wind facility reached substantial completion, the Company paid $36 million to Clearway Renew as additional purchase price in connection with the Company’s acquisition of the Class A membership interests in Dan’s Mountain TargetCo on November 18, 2024, which was funded with existing sources of liquidity. Also on May 21, 2025, a third-party cash equity investor contributed $45 million to acquire the Class B membership interests in Dan’s Mountain TargetCo from Clearway Renew and the tax equity investor contributed an additional $90 million. The Company utilized the combined proceeds from the third-party cash equity and tax equity investors, along with the Company’s entire additional purchase price, which was contributed back to the Company by CEG, and the $18 million previously held in escrow, to repay the tax equity bridge loan, to repay the cash equity bridge loan and to pay associated fees with the remaining proceeds distributed to CEG. Prior to substantial completion being reached, the Company borrowed an additional $18 million in tax equity bridge loans and also received $16 million in contributions from CEG to pay for construction completion expenses during 2025. The Company’s total capital investment in Dan’s Mountain TargetCo was $43 million.
Tuolumne Wind Acquisition — On April 29, 2025, the Company, through its indirect subsidiary, Washington Wind LLC, acquired the Tuolumne wind facility from an investment-grade regulated entity for approximately $210 million, which excludes $1 million in transaction expenses incurred in connection with the acquisition. Tuolumne reached commercial operations in 2009. In connection with the acquisition, the Company entered into a 15-year PPA with an investment-grade regulated entity that commenced in April 2025. Also in connection with the acquisition, the Company entered into a financing agreement, which included the issuance of a $163 million term loan, as well as $22 million in letters of credit in support of debt service and facility obligations, supported by the Company’s interests in the Tuolumne wind facility. The acquisition was funded with the borrowings under the new financing agreement, as well as existing sources of liquidity. The Company’s net capital investment in Tuolumne was $59 million. In connection with the acquisition, the Company entered into a development services agreement with Clearway Renew related to a potential repowering of the facility. In February 2026, the Company approved the commencement of the Tuolumne repowering. The Company estimates that its total capital investment in the Tuolumne repowering will be $80 million, subject to closing adjustments. Contingent upon achieving commercial operations in 2027, the 137 MW facility will sell power under its existing PPA with an investment-grade regulated entity for an additional two years.
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
The following table lists the dividends paid on the Company’s Class A common stock and Class C common stock during the year ended December 31, 2025:

	Fourth Quarter 2025	Third Quarter 2025	Second Quarter 2025	First Quarter 2025
Dividends per Class A share	$0.4528	$0.4456	$0.4384	$0.4312
Dividends per Class C share	0.4528	0.4456	0.4384	0.4312
On February 17, 2026, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.4602 per share payable on March 16, 2026 to stockholders of record as of March 2, 2026.

Cash Flow Discussion
The following tables reflect the changes in cash flows for the comparative periods:

	Year ended December 31,
	2025	2024	Change
	(In millions)
Net cash provided by operating activities	$688	$770	$(82)
Net cash used in investing activities	(803)	(725)	(78)
Net cash provided by (used in) financing activities	200	(363)	563
Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Buy-out of the Mt. Storm commodity contract in 2025	$(63)
Decrease in operating income after adjusting for non-cash items	(34)
Decrease in distributions from unconsolidated affiliates	(2)
Increase in working capital primarily driven by the timing of accounts receivable collections and payments of current liabilities, including accounts payable and current income taxes	17
$(82)
Net Cash Used In Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Cash paid for third-party acquisitions, net of cash acquired, in 2025	$(324)
Repayment of note receivable – affiliate in 2024 related to the Rosie Class B loan issued to Clearway Renew	(184)
Increase in capital expenditures	(32)
Payment for equipment deposit and asset purchase from affiliate in 2025 related to the Goat Mountain repowering	(27)
Decrease in the return of investment from unconsolidated affiliates	(26)
Decrease in cash paid for Drop Down Assets, net of cash acquired	360
Proceeds from transfer of assets in 2025 related to the Mt. Storm sale	152
Other	3
$(78)
Net Cash Provided by (Used in) Financing Activities

Changes in net cash provided by (used in) financing activities were driven by:	(In millions)
Decrease in payments for long-term debt and increase in proceeds from issuance of long-term debt	$557
Proceeds from the revolving credit facility, net of payments in 2025	361
Proceeds from the issuance of Class C common stock under the ATM Program and DSPP in 2025	48
Decrease in payments of debt issuance costs	5
Decrease in buyouts of noncontrolling interest and redeemable noncontrolling interest	4
Decrease in contributions from noncontrolling interests, net of distributions	(369)
Increase in dividends paid to common stockholders and distributions paid to CEG unit holders	(24)
Pro-rata distributions to CEG related to the Pine Forest Drop Down in 2025	(19)
$563

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
As of December 31, 2025, the Company has a cumulative federal NOL carryforward balance of $212 million for financial statement purposes, none of which are subject to expiration. Additionally, as of December 31, 2025, the Company has a cumulative state NOL carryforward balance of $100 million for financial statement purposes, which will expire between 2026 and 2042 if unutilized. The Company does not anticipate material income tax payments through at least 2030. In addition, as of December 31, 2025, the Company had PTC and ITC carryforward balances totaling $18 million, which will expire between 2036 and 2045 if unutilized.
As of December 31, 2025, the Company has an interest disallowance carryforward of $107 million as a result of Internal Revenue Code §163(j). The disallowed interest deduction has an indefinite carryforward period and any limitations on the utilization of this carryforward have been factored into the Company’s valuation allowance analysis. As of December 31, 2024, the Company had an interest disallowance carryforward of $82 million.
The Company, after the utilization of NOL and tax credit carryforwards, paid $1 million in income taxes during the year ended December 31, 2025. The Company does not anticipate being subject to the corporate minimum tax on financial statement income, which is discussed in further detail below.
Federal tax legislation enacted on July 4, 2025 contains a number of revisions to the Internal Revenue Code, including adjustments to the business interest expense disallowance calculation, accelerated tax depreciation and business tax credits and incentives for the development of clean energy facilities and production of clean energy, including wind, solar and BESS facilities. These changes did not have a material impact on the Company’s consolidated financial statements and the Company does not anticipate that these changes will have an adverse impact either (i) on the anticipated pipeline of facilities being developed by the Company’s sponsor, CEG, through at least 2030 or (ii) on the operation of facilities owned and operated by the Company. The Company will continue to monitor future guidance issued by the United States Department of the Treasury to assess for potential impacts on its consolidated financial statements.
The Company is subject to examination by taxing authorities for income tax returns filed in the U.S. federal and various state jurisdictions. All tax returns filed by the Company for the year ended December 31, 2013 and forward remain subject to audit. As of December 31, 2025, the U.S. federal partnership returns of two of the Company’s subsidiaries are under audit by the IRS. The Company and its subsidiaries are also periodically subject to various state tax audits, including one current audit as a result of filing an amended return in order to pursue a potential California tax refund. The IRS has not yet issued any proposed adjustments with respect to the two subsidiaries under audit. The Company believes that the ultimate resolution of each of these audits will not be material to the Company’s financial condition, results of operations or liquidity, and thus no material provision has been made for any adjustments that may result from tax examinations. The outcome of tax audits cannot be predicted with certainty and if any issues addressed in tax audits of the Company are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
The Company has an unrecognized tax benefit of $19 million as of December 31, 2025.

Fair Value of Derivative Instruments
The Company may enter into energy-related commodity contracts to mitigate variability in earnings due to fluctuations in spot market prices. In addition, in order to mitigate interest rate risk associated with the issuance of variable rate debt, the Company enters into interest rate swap agreements.
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at December 31, 2025, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at December 31, 2025. For a full discussion of the Company’s valuation methodology of its contracts, see Derivative Fair Value Measurements in Item 15 — Note 6, Fair Value of Financial Instruments.

Derivative Activity Gains (Losses)	(In millions)
Fair value of contracts as of December 31, 2024	$(196)
Contracts realized or otherwise settled during the period	60
Changes in fair value	(68)
Fair value of contracts as of December 31, 2025	$(204)

	Fair value of contracts as of December 31, 2025
	Maturity
Fair Value Hierarchy Losses	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$14	$35	$51	$16	$116
Level 3	(37)	(112)	(94)	(77)	(320)
Total	$(23)	$(77)	$(43)	$(61)	$(204)
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
Hypothetical Liquidation at Book Value (HLBV)
Certain portions of the Company’s redeemable noncontrolling interest in subsidiaries and noncontrolling interest represent third-party interests in the net assets under tax equity arrangements, which are consolidated by the Company, that were established to finance the cost of facilities eligible for certain tax credits and benefits. The Company has determined that the provisions in the contractual agreements of these redeemable noncontrolling interests and noncontrolling interests represent substantive profit sharing arrangements. Further, the Company has determined that the appropriate methodology for calculating the redeemable noncontrolling and noncontrolling interest that reflects the substantive profit sharing arrangements is a balance sheet approach utilizing the HLBV method. Under the HLBV method, the amounts reported as redeemable noncontrolling and noncontrolling interest represent the amounts the investors to the tax equity arrangements would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements, assuming the net assets of the funding structures were liquidated at their recorded amounts determined in accordance with GAAP. The investors’ interests in the results of operations of the funding structures are determined as the difference in redeemable noncontrolling and noncontrolling interest at the start and end of each reporting period, after taking into account any capital transactions between the structures and the funds’ investors. The calculations utilized to apply the HLBV method include estimated calculations of taxable income or losses for each reporting period as well as estimated calculations of tax capital accounts based on the relevant provisions of each agreement and the related tax guidance. In addition, these calculations often take into account the stipulated targeted investor return specified in the subsidiaries’ operating agreement and agreed by the members of the arrangement. In certain circumstances, the Company and its partners in the tax equity arrangements agree that certain tax benefits are to be utilized outside of the tax equity arrangements, which may result in differences in the amount an investor would hypothetically receive at the initial balance sheet date calculated strictly in accordance with related contractual agreements. These differences are recognized in the consolidated statements of operations using a systematic and rational method over the period during which the investor is expected to achieve its target return. In certain cases, the Company must apply judgment in determining the methodology for applying the HLBV method and changes in certain factors may have a significant impact on the amounts that an investor would receive upon a hypothetical liquidation. The use of the HLBV method to allocate income (loss) to the noncontrolling interest holders may create volatility in the consolidated statements of operations.

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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MWh increase or decrease in power prices across the term of the long-term power commodity contracts would cause a change of approximately $4 million to the net value of the related derivatives as of December 31, 2025.
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
The Company and most of its subsidiaries enter into interest rate swaps intended to hedge the risks associated with interest rates on non-recourse facility level debt or any potential refinancing of the Senior Notes. See Item 15 — Note 10, Long-term Debt, for more information about interest rate swaps of the Company’s subsidiaries.
If all of the above swaps had been discontinued on December 31, 2025, the counterparties would have owed the Company $116 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of December 31, 2025, a 1% change in interest rates would result in an approximately $6 million change in interest expense on a rolling twelve-month basis.
As of December 31, 2025, the fair value of the Company’s debt was $8,382 million and the carrying value was $8,676 million. The Company estimates that a 1% decrease in market interest rates would have increased the fair value of its long-term debt by $291 million.
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

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
As previously reported in the Company’s Current Report on Form 8-K filed on May 10, 2024, the Audit Committee of the Board of Directors of the Company dismissed Ernst & Young LLP as the Company’s independent registered public accounting firm and appointed PricewaterhouseCoopers LLP, an independent registered public accounting firm, to audit the consolidated financial statements of the Company and its subsidiaries for the fiscal year ended December 31, 2024. For more information, please refer to the Company’s Current Report on Form 8-K filed on May 10, 2024.
Item 9A — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including its principal executive officer, its principal financial officer and its principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on this evaluation, the Company’s principal executive officer, principal financial officer and principal accounting officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K, as a result of the material weakness in internal control over financial reporting identified during the fourth quarter of 2025, as described below.
Notwithstanding the identified material weakness, as of the date of the filing of this Annual Report on Form 10-K, the Company’s management believes that the audited consolidated financial statements contained in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented and such financial statements are presented in accordance with GAAP.
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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of the Company’s management, including its principal executive officer, its principal financial officer and its principal accounting officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements may not be prevented or detected on a timely basis.

Based on the evaluation described above, the Company’s management identified a material weakness in its internal control over financial reporting due to ineffective controls over the review of certain calculations of hypothetical liquidation at book value (HLBV) accounting used to allocate net income (loss) to the Company’s redeemable noncontrolling interests and noncontrolling interests in tax equity partnerships. This material weakness resulted in immaterial errors in the previously issued Quarterly Reports on Form 10-Q for the interim periods within the fiscal year ended December 31, 2025, which is disclosed in Note 18, Revision of Previously Issued Unaudited Financial Information (Unaudited). Additionally, the material weakness could result in misstatements of the aforementioned account balances that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. As a result of the material weakness described above, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.
Material Weakness Remediation Plan and Activities
The Company is committed to addressing the material weakness described above and has begun to implement changes in processes designed to improve its internal control over financial reporting. To remediate the material weakness, the Company has implemented enhancements to its existing controls over the review of HLBV calculations used to allocate net income (loss) to the Company’s redeemable noncontrolling interests and noncontrolling interests in tax equity arrangements. These enhancements include (i) additional procedures to review the completeness and accuracy of key inputs and the mathematical accuracy of HLBV models during funding periods, (ii) the use of additional review tools to ensure that unique circumstances related to funding periods are reflected accurately and (iii) increased precision in the review of HLBV models, including specific procedures designed to identify and evaluate changes to the models subsequent to their initial setup, as well as additional levels of review for model updates, contract amendments and during funding periods. During the fourth quarter of 2025, the Company effectively operated the enhanced controls over the review of HLBV calculations.
Although the Company is in the process of remediating the material weakness and believes, based on its evaluation to date, that the material weakness will be remediated in a timely fashion, it cannot provide assurance that this will occur within a specific timeframe. The material weakness will not be remediated until all necessary internal controls have been tested and determined to be operating effectively for a sufficient period of time. In addition, the Company may need to take additional measures to address the material weakness or modify the planned remediation steps.
Changes in Internal Control over Financial Reporting
Other than the identified enhancements discussed in the “Material Weakness Remediation Plan and Activities” section above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B — Other Information
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III
Item 10 — Information about Directors, Executive Officers and Corporate Governance
Directors
Nathaniel Anschuetz, 38, has served as a director since August 2018. Mr. Anschuetz is a Partner at GIP. Prior to joining GIP in 2012, Mr. Anschuetz was an Analyst in the Power & Utilities Coverage Group at Citigroup from June 2010 through June 2012. Mr. Anschuetz is also a member of the board of directors of Zephyr Acquisition Holdings, L.P., or Zephyr Acquisition Holdings, the indirect parent of CEG and Eolian, L.P. Mr. Anschuetz served as a board member on the board of directors of SunPower Corporation from September 2022 to October 2024. Mr. Anschuetz graduated with cum laude honors from Columbia College in 2010 with an A.B. in Economics and Operations Research, and a concentration in Sustainable Development. Mr. Anschuetz’s financial expertise provides significant value to the Company’s Board of Directors.
Jonathan Bram, 60, has served as a director and Chairman of the Company’s Board of Directors since August 2018. Mr. Bram is a Senior Managing Director and Founding Partner at GIP and serves on its Equity and Credit Investment Committees. Prior to the formation of GIP in 2006, Mr. Bram spent 15 years at Credit Suisse as a managing director in the Investment Banking Division, where he served in a variety of positions including co-head of the Global Industrial and Services Group, chief operating officer of the Investment Banking Division, and co-head of corporate finance for the 150-person U.S. Energy Group. He has experience financing and investing in renewables companies and projects that utilize wind, solar, geothermal and hydroelectric technologies. Mr. Bram is a member of the board of directors of Zephyr Acquisition Holdings, Allete, Eolian, L.P. and Chile Renovables, SpA. He previously served on the boards of Terra-Gen Power, Guacolda Energy, Channelview Cogeneration and SunPower Corporation. Mr. Bram holds a B.A. in economics from Columbia College. Mr. Bram’s significant experience in investment banking for, and investments in, energy and power companies, as well as his leadership role at GIP, provide strong financial and transactional experience to the Company’s Board of Directors.
Brian R. Ford, 77, has served as a director since July 2013 and Lead Independent Director since January 2019. Mr. Ford was the Chief Executive Officer of Washington Philadelphia Partners, LP, a real estate investment company, from 2008 through 2010. He retired as a partner from Ernst & Young LLP in June 2008 where he had been employed since 1971. Mr. Ford currently serves on the board of various companies, including FS Investment Corporation portfolios, a specialty finance company that invests primarily in the debt securities of private U.S. middle-market companies, since 2013, where he also serves as the chairman of the audit committee. He also serves on the boards of Drexel University and BAYADA Home Health. From 2013 to 2020, Mr. Ford served on the board of AmeriGas Propane, Inc., where he also served as a member of its audit and corporate governance committees. Mr. Ford received his B.S. in Economics from Rutgers University. Mr. Ford’s extensive experience in accounting and public company matters provides strong financial, audit and accounting skills to the Company’s Board of Directors.
Bruce MacLennan, 59, has served as a director since August 2018. Mr. MacLennan is a Partner at GIP and focuses on the energy and power sectors. Prior to joining GIP at its formation in 2006, Mr. MacLennan was a Director in the Investment Banking Division of Credit Suisse. During his time at Credit Suisse, he worked in the Global Energy Group, the Global Project Finance Group and the Global Industrial and Services Group. Mr. MacLennan holds an A.B. from Harvard University and an M.B.A. from the Wharton School of the University of Pennsylvania. He is currently a member of the board of directors of Eolian, L.P. and Greenlane Infrastructure, and previously served on the boards of Competitive Power Ventures and Zephyr Acquisition Holdings. Mr. MacLennan’s significant experience in investment banking for, and investments in, energy and power companies, as well as his leadership role at GIP, provide strong financial and transactional experience to the Company’s Board of Directors.
Daniel B. More, 69, has served as a director since February 2019. Mr. More was a Senior Advisor with Guggenheim Securities from October 2015 until August 2025. Mr. More retired as a Managing Director and Global Head of Utility Mergers & Acquisitions of the Investment Banking Division of Morgan Stanley in 2014. He held such position since 1996. Mr. More has been an investment banker since 1978 and has specialized in the utility sector since 1986. Mr. More has served as a director of SJW Group since April 2015. He served as a director of Saeta Yield from February 2015 to June 2018 and served as a director of the New York Independent System Operator from April 2014 until February 2016. Mr. More’s extensive experience in investment banking, including capital raising and strategic initiatives, combined with experience as a director of energy industry companies, provides significant value to the Company’s Board of Directors.

E. Stanley O’Neal, 74, has served as a director since August 2018. Mr. O’Neal served as Chairman of the Board and Chief Executive Officer of Merrill Lynch & Co., Inc. until October 2007. He became Chief Executive Officer of Merrill Lynch in 2002 and was elected Chairman of the Board in 2003. Mr. O’Neal was employed with Merrill Lynch for 21 years, serving as President and Chief Operating Officer from July 2001 to December 2002; President of U.S. Private Client from February 2000 to July 2001; Chief Financial Officer from 1998 to 2000 and Executive Vice President and Co-head of Global Markets and Investment Banking from 1997 to 1998. Before joining Merrill Lynch, Mr. O’Neal was employed at General Motors Corporation where he held a number of financial positions of increasing responsibility. Mr. O’Neal is also a director and member of the nominating and governance committee of Element Solutions Inc. (formerly Platform Specialty Products Corporation), a global, diversified producer of high technology specialty chemical products and provider of technical services. Mr. O’Neal is also a director and member of the audit committee of Hut 8 Corp, a cryptocurrency mining company, which was formed in November 2023 as a merger between Hut 8 Mining Corp and U.S. Data Mining Group, Inc. Mr. O’Neal is also a member of the board of directors of Allete. Mr. O’Neal was a director of General Motors Corporation from 2001 to 2006, chairman of the board of Merrill Lynch & Co., Inc. from 2003 to 2007, a director of American Beacon Advisors, Inc. (investment advisor registered with the SEC) from 2009 to September 2012 and a director of Arconic Corp., an aluminum manufacturing company, from 2020 to 2023. Mr. O’Neal’s extensive executive experience, financial expertise and leadership skills enable him to provide unique guidance to the Board of Directors and the Company’s management team.
Jennifer Lowry, 57, has served as a director since February 2022. Ms. Lowry served as Vice President of Risk, Treasury and Corporate Finance for McCormick & Company, Inc. from October 2019 through July 2021, and as Vice President of Corporate Finance from November 2016 through October 2019. From 2012 to 2016, Ms. Lowry held management positions with Exelon Corporation as Senior Vice President, Generation Company Strategy and Constellation Energy Group, Inc as Vice President and Treasurer. Prior to that, she held executive positions at companies within the electric power industry including AES Corporation and Cogentrix Energy Group, Inc. Ms. Lowry served on numerous governing committees within Constellation and Exelon and was Chair of the Maryland Zoo Board of Trustees. Ms. Lowry served on the board of Electriq Power Holdings, Inc. from August 2023 to May 2024 and served on its compensation committee. Ms. Lowry served on the board of TPI Composites, Inc. from November 2024 to May 2025. As of May 2025, she serves on the board of MGP Ingredients as chair of the audit committee. Ms. Lowry has also been a member of the board of directors of MYR Group, Inc. since 2018, and is currently chair of its Audit Committee. Ms. Lowry’s financial and energy industry experience provides significant value to the Company’s Board of Directors.
Olivier Jouny, 45, has served as a director since October 2024. Mr. Jouny currently serves as Senior Vice President of the Renewables division of TotalEnergies. He began his career in the Gas & Power Division of TotalEnergies, serving in marketing activities on the European gas markets and then LNG downstream developments in North & Central Americas. In 2008, he joined the Exploration & Production branch where he held several positions in Yemen, France and the Republic of Congo. He was successively Commercial Manager of Yemen LNG, Head of E&P New Ventures Economics Department and Business Development Manager of Total E&P Congo based in Pointe Noire. In September 2016, he joined the Marketing & Services branch where he was appointed Managing Director of Total Marine Fuels, TotalEnergies’ worldwide business unit in charge of bunkering activities, based in Singapore. Mr. Jouny then served as Managing Director of TotalEnergies E&P in Angola. He was, during this period, also the country chair for TotalEnergies in Angola. From January 2023 to August 2024, he was Senior Vice President of the Integrated Power division of TotalEnergies within the Gas, Renewables and Power branch, where he developed an expertise in electricity markets and flexible power generation assets. Mr. Jouny graduated as a mechanical engineer from the Mines Paris Tech. Mr. Jouny’s engineering, energy and leadership experience provides significant value to the Company’s Board of Directors.
Marc-Antoine Pignon, 41, has served as a director since December 2024. Mr. Pignon currently serves as Chief Executive Officer of TotalEnergies Renewables USA. He has been employed by TotalEnergies since 2006, when he joined as an economist for upstream operations in Congo and the Middle East. Between 2008 and 2016, Mr. Pignon was successively appointed as Business Development Economist at TotalEnergies EP Norge AS, EPC Manager at TotalEnergies EP Nigeria Ltd and Head of Development & Long-Term Planning at TotalEnergies EP Australia. In 2016, he became Head of TotalEnergies Solar France, which is the French renewables arm of TotalEnergies. In 2019, he moved to the United States within SunPower Corporation and then TotalEnergies Renewables USA to lead TotalEnergies’ renewables efforts in the U.S. He served as a director on the Board of Directors of SunPower Corporation from July 2024 to November 2024. Mr. Pignon is a science and executive engineering graduate from Mines ParisTech. Mr. Pignon’s economics, engineering and leadership experience provides significant value to the Company’s Board of Directors.

Paige Goodwin, 41, has served as a director since July 2025. Ms. Goodwin currently serves as VP – U.S. Renewables Portfolio for TotalEnergies. She has been employed by TotalEnergies since 2014 and has held a variety of business and legal leadership roles, including as Senior Manager – U.S. Petrochemicals JVs and New Ventures; Assistant General Counsel – U.S. Litigation; and Assistant General Counsel – U.S. Refining & Chemicals. Prior to joining TotalEnergies, Ms. Goodwin was a litigation attorney at Baker Botts L.L.P. in Houston, Texas. Ms. Goodwin received her Juris Doctor from the University of Pennsylvania Law School, and her Bachelor of Arts from Duke University. Ms. Goodwin’s legal, energy industry and leadership experience provides significant value to the Board.
Craig Cornelius, 46, has served as President and Chief Executive Officer of the Company since July 2024 and as a director of the Company since July 2024. He has been CEG’s chief executive officer since its formation through a spin-out of NRG Energy, Inc.’s clean energy businesses in 2018. Previously, Mr. Cornelius was President of NRG’s renewables division. In this capacity, he oversaw origination, development, engineering and construction, operations and asset management across the company’s businesses in wind and solar power. He joined NRG in 2013 and initially led new business development for renewables, including the establishment of new market segments, acquisition of projects, and direction of process improvement initiatives. Before joining NRG, Mr. Cornelius served for five years as a Principal and then a Managing Director in the solar investing practice at Hudson Clean Energy Partners. Previously, he was the Program Manager of the U.S. Department of Energy’s Solar Energy Technologies Program, where he led the creation of the $1.5 billion Solar America Initiative. Mr. Cornelius is also a member of the board of directors of Sunrun Inc., where he also serves as a member of its audit committee and nominating, governance and sustainability committee. As President and Chief Executive Officer of the Company, Mr. Cornelius provides the Board of Directors with management’s perspective regarding the Company’s day to day operations and overall strategic plan.
Executive Officers
Craig Cornelius has served as President and Chief Executive Officer and as a director of the Company since July 2024. For additional biographical information for Mr. Cornelius, see above under “Directors.”
Sarah Rubenstein, 48, has served as Executive Vice President and Chief Financial Officer of the Company since April 2023 and previously served as Senior Vice President and Chief Accounting Officer of the Company from January 2022 to March 2023 and as Vice President, Accounting and Controller from November 2020 through December 2021, where she was responsible for providing oversight of the Company’s financial accounting and reporting functions. Ms. Rubenstein previously served as Assistant Controller of the Company from August 2018 through November 2020, where she was responsible for managing corporate accounting and financial reporting activities, and immediately prior to that, as Director of Accounting Research and Financial Reporting at NRG Energy, Inc. from August 2012 through August 2018. Ms. Rubenstein’s prior roles include Director of Finance at EPV Solar, Inc. and Senior Director of Financial Reporting at Warner Music Group. Ms. Rubenstein began her career as an auditor with PricewaterhouseCoopers.
Kevin P. Malcarney, 59, has served as the Company’s General Counsel, Corporate Secretary and Chief Compliance Officer since May 2018, and was promoted from Senior Vice President to Executive Vice President in January 2022. He was previously Vice President and Deputy General Counsel at NRG responsible for new businesses, mergers and acquisitions, divestitures and project financings, and managed a large team of lawyers that operated across all geographic regions and business areas of the company. Prior to NRG, Mr. Malcarney worked at two AmLaw 100 firms in Princeton, New Jersey and Philadelphia, Pennsylvania, and handled mergers and acquisitions, project financing and general corporate matters. Mr. Malcarney received his JD/MBA from Rutgers University School of Law, Camden, and his BBA in Marketing from the Wharton School, University of Pennsylvania.
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
Other information required by this Item will be incorporated by reference to the similarly named section of the Company’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders.

Item 11 — Executive Compensation
Information required by this Item will be incorporated by reference to the similarly named section of the Company’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under the Clearway Energy, Inc. Amended and Restated 2013 Equity Compensation Plan

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)
Equity compensation plans approved by security holders - Class A common stock	8,674	$—	—
Equity compensation plans approved by security holders - Class C common stock	746,207	—	2,561,831
Equity compensation plans not approved by security holders	—	N/A	—
Total	754,881	$—	2,561,831

(1) Beginning in May 2015, awards to be granted and associated dividend equivalent rights to be issued under the Clearway Energy, Inc. Amended and Restated 2013 Equity Incentive Plan convert to Class C common stock upon vesting.
Other information required by this Item will be incorporated by reference to the similarly named section of the Company’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be incorporated by reference to the similarly named section of the Company’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders.
Item 14 — Principal Accounting Fees and Services
Information required by this Item will be incorporated by reference to the similarly named section of the Company’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders.

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
Consolidated Statements of Operations — Years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income — Years ended December 31, 2025, 2024 and 2023
Consolidated Balance Sheets — As of December 31, 2025 and 2024
Consolidated Statements of Cash Flows — Years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
The following schedules of Clearway Energy, Inc. are filed as part of Item 15 of this report and should be read in conjunction with the Consolidated Financial Statements:
Schedule I — Clearway Energy, Inc. (Parent) Condensed Financial Statements as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023, are included in Clearway Energy, Inc.’s Annual Report on Form 10-K pursuant to the requirements of Rule 5-04(c) of Regulation S-X
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024 and 2023
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted
(a)(3) Exhibits: See Exhibit Index submitted as a separate section of this report
(b) Exhibits
See Exhibit Index submitted as a separate section of this report
(c) Not applicable

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Clearway Energy, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Clearway Energy, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for the years then ended, including the related notes and schedule of Clearway Energy, Inc. (Parent) condensed financial statements as of December 31, 2025 and 2024 and for the years then ended and schedule of valuation and qualifying accounts for the years ended December 31, 2025 and 2024 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to ineffective controls over the review of certain calculations of hypothetical liquidation at book value (HLBV) accounting used to allocate net income (loss) to redeemable noncontrolling interests and noncontrolling interests in tax equity partnerships.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Hypothetical Liquidation at Book Value (HLBV) Calculation of Net Loss Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests in Tax Equity Arrangements
As described in Note 2 to the consolidated financial statements, certain portions of the Company’s redeemable noncontrolling interest in subsidiaries and noncontrolling interest represent third-party interests in the net assets under tax equity arrangements, which are consolidated by the Company, that have been entered into to finance the cost of facilities eligible for certain tax credits and benefits. Management has determined that the provisions in the contractual agreements of these redeemable noncontrolling interests and noncontrolling interests represent substantive profit-sharing arrangements, for which management uses a balance sheet approach utilizing the hypothetical liquidation at book value, or HLBV, method to calculate the redeemable noncontrolling interest and noncontrolling interest. Under the HLBV method, the amounts reported as redeemable noncontrolling interest and noncontrolling interest represent the amounts the investors to the tax equity arrangements would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements. As disclosed by management, management must apply judgment in determining the methodology for applying the HLBV method and changes in certain factors may have a significant impact on the amounts that an investor would receive upon a hypothetical liquidation. For the year ended December 31, 2025, the net loss attributable to noncontrolling interests and redeemable noncontrolling interests was $400 million, of which a majority represents third-party interests in the net assets under tax equity arrangements.
The principal considerations for our determination that performing procedures relating to the HLBV calculation of net loss attributable to redeemable noncontrolling interests and noncontrolling interests in tax equity arrangements is a critical audit matter are (i) the significant judgment by management in applying the HLBV method to determine the income or loss each redeemable noncontrolling interest and noncontrolling interest would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s judgments applied in using the HLBV method to calculate the redeemable noncontrolling interests and noncontrolling interests in tax equity arrangements; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of the control relating to management's assessment of the accounting model used for tax equity arrangements. These procedures also included, among others (i) testing the completeness and accuracy of the underlying data used by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in (a) evaluating the appropriateness of the HLBV method based on the terms of the contractual agreements and (b) developing independent calculations of the income or loss attributable to the redeemable noncontrolling interests and noncontrolling interests based on the terms of the contractual agreements and comparing the independent calculations to management's calculations.
/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
February 24, 2026
We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Clearway Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows of Clearway Energy, Inc. (the Company) for the year ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Philadelphia, Pennsylvania
February 22, 2024

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In millions, except per share amounts)	2025	2024	2023
Operating Revenues
Total operating revenues	$1,429	$1,371	$1,314
Operating Costs and Expenses
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	530	501	473
Depreciation, amortization and accretion	682	627	526
Impairment losses	—	—	12
General and administrative	41	39	36
Transaction and integration costs	16	8	4
Total operating costs and expenses	1,269	1,175	1,051
Operating Income	160	196	263
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	31	35	12
Other income, net	29	48	52
Loss on debt extinguishment	(8)	(5)	(6)
Interest expense	(387)	(307)	(337)
Total other expense, net	(335)	(229)	(279)
Loss Before Income Taxes	(175)	(33)	(16)
Income tax expense (benefit)	56	30	(2)
Net Loss	(231)	(63)	(14)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(400)	(151)	(93)
Net Income Attributable to Clearway Energy, Inc.	$169	$88	$79
Earnings Per Share Attributable to Clearway Energy, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic and diluted	35	35	35
Weighted average number of Class C common shares outstanding - basic and diluted	84	83	82
Earnings per Weighted Average Class A and Class C Common Share - Basic and Diluted	$1.43	$0.75	$0.67
Dividends Per Class A Common Share	$1.77	$1.65	$1.54
Dividends Per Class C Common Share	$1.77	$1.65	$1.54
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2025	2024	2023
(In millions)
Net Loss	$(231)	$(63)	$(14)
Other Comprehensive Loss, net of tax
Unrealized loss on derivatives and changes in accumulated OCI, net of income tax benefit of $(2), $(1) and $(1)	(3)	(4)	(6)
Other comprehensive loss	(3)	(4)	(6)
Comprehensive Loss	(234)	(67)	(20)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(404)	(151)	(97)
Comprehensive Income Attributable to Clearway Energy, Inc.	$170	$84	$77
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except shares)	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$231	$332
Restricted cash	587	401
Accounts receivable — trade	162	164
Accounts receivable — affiliates	1	—
Inventory	75	64
Derivative instruments	29	39
Prepayments and other current assets	67	67
Total current assets	1,152	1,067
Property, plant and equipment, net	11,596	9,944
Other Assets
Equity investments in affiliates	291	309
Intangible assets for power purchase agreements, net	2,294	2,125
Other intangible assets, net	66	68
Deferred income taxes	172	—
Derivative instruments	127	136
Right-of-use assets, net	714	547
Other non-current assets	243	133
Total other assets	3,907	3,318
Total Assets	$16,655	$14,329
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$708	$430
Accounts payable — trade	95	82
Accounts payable — affiliates	32	31
Derivative instruments	52	56
Accrued interest expense	52	53
Accrued expenses and other current liabilities	79	66
Total current liabilities	1,018	718
Other Liabilities
Long-term debt	7,898	6,750
Deferred income taxes	45	89
Derivative instruments	308	315
Long-term lease liabilities	796	569
Other non-current liabilities	676	324
Total other liabilities	9,723	8,047
Total Liabilities	10,741	8,765
Redeemable noncontrolling interest in subsidiaries	103	—
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 203,773,674 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 84,844,929, Class D 41,576,142) at December 31, 2025 and 202,147,579 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 82,833,226, Class D 41,961,750) at December 31, 2024	1	1
Additional paid-in capital	1,715	1,805
Retained earnings	213	254
Accumulated other comprehensive (loss) income	(5)	3
Noncontrolling interest	3,887	3,501
Total Stockholders’ Equity	5,811	5,564
Total Liabilities and Stockholders’ Equity	$16,655	$14,329
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities	(In millions)
Net loss	$(231)	$(63)	$(14)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(31)	(35)	(12)
Distributions from unconsolidated affiliates	32	34	30
Depreciation, amortization and accretion	682	627	526
Amortization of financing costs and debt discounts	15	14	13
Amortization of intangibles	187	182	185
Loss on debt extinguishment	8	5	6
Reduction in carrying amount of right-of-use assets	16	15	15
Impairment losses	—	—	12
Changes in deferred income taxes	53	25	13
Changes in derivative instruments and amortization of accumulated OCI	(13)	13	(2)
Changes in other working capital	(30)	(47)	(70)
Net Cash Provided by Operating Activities	688	770	702
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(324)	—	—
Acquisition of Drop Down Assets, net of cash acquired	(318)	(678)	(45)
Proceeds from transfer of assets	152	—	—
Capital expenditures	(319)	(287)	(212)
Payment for equipment deposit	—	—	(27)
Payment for equipment deposit and asset purchase from affiliate	(27)	—	(55)
Return of investments from unconsolidated affiliates	15	41	14
Decrease (increase) in note receivable — affiliate	—	184	(174)
Investments in unconsolidated affiliates	—	—	(28)
Other	18	15	4
Net Cash Used in Investing Activities	(803)	(725)	(523)
Cash Flows from Financing Activities
Contributions from noncontrolling interests, net of distributions	1,124	1,493	1,028
Proceeds from the issuance of Class C common stock	48	—	—
Payments of dividends and distributions	(358)	(334)	(311)
Pro-rata distributions to CEG	(19)	—	—
Tax-related distributions	—	(1)	(21)
Buyouts of noncontrolling interest and redeemable noncontrolling interest	(3)	(7)	(13)
Proceeds from the revolving credit facility	701	—	—
Payments for the revolving credit facility	(340)	—	—
Proceeds from issuance of long-term debt	518	466	563
Payments for long-term debt	(1,461)	(1,966)	(1,349)
Payments of debt issuance costs	(8)	(13)	(18)
Other	(2)	(1)	(3)
Net Cash Provided by (Used in) Financing Activities	200	(363)	(124)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	85	(318)	55
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	733	1,051	996
Cash, Cash Equivalents and Restricted Cash at End of Period	$818	$733	$1,051

Supplemental Disclosures:
Interest paid, net of amount capitalized	$(348)	$(324)	$(304)
Income taxes paid, net of refunds received	(1)	(1)	(31)
Non-cash financing activity:
Non-cash adjustment for change in tax basis	40	61	4
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
Balances at December 31, 2022	$—	$1	$1,761	$463	$9	$1,792	$4,026
Net income (loss)	—	—	—	79	—	(110)	(31)
Unrealized loss on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	(2)	(4)	(6)
Distributions to CEG, net of contributions, cash	—	—	—	—	—	(78)	(78)
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	1,123	1,123
Distributions to noncontrolling interests, non-cash	—	—	—	—	—	(7)	(7)
Tax-related distributions	—	—	—	—	—	(21)	(21)
Transfer of assets under common control	—	—	(62)	—	—	348	286
Buyout of noncontrolling interest	—	—	16	—	—	(26)	(10)
Buyout of redeemable noncontrolling interest	—	—	10	—	—	7	17
Non-cash adjustments for change in tax basis	—	—	4	—	—	—	4
Stock-based compensation	—	—	3	(1)	—	—	2
Common stock dividends and distributions to CEG unit holders	—	—	—	(180)	—	(131)	(311)
Balances at December 31, 2023	—	1	1,732	361	7	2,893	4,994
Net income (loss)	—	—	—	88	—	(164)	(76)
Unrealized loss on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	(4)	—	(4)
Contributions from CEG, net of distributions, cash	—	—	—	—	—	194	194
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	1,321	1,321
Distributions to noncontrolling interests, non-cash	—	—	—	—	—	(1)	(1)
Tax-related distributions	—	—	—	—	—	(1)	(1)
Transfer of assets under common control	—	—	7	—	—	(600)	(593)
Buyout of noncontrolling interest	—	—	(2)	—	—	(5)	(7)
Buyout of redeemable noncontrolling interest	—	—	4	—	—	3	7
Non-cash adjustments for change in tax basis	—	—	61	—	—	—	61
Stock-based compensation	—	—	2	(1)	—	—	1
Common stock dividends and distributions to CEG unit holders	—	—	—	(194)	—	(140)	(334)
Other	—	—	1	—	—	1	2
Balances at December 31, 2024	—	1	1,805	254	3	3,501	5,564
Net income (loss)	—	—	—	169	—	(180)	(11)
Unrealized gain (loss) on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	1	(4)	(3)
Contributions from CEG, net of distributions, cash	—	—	—	—	—	112	112
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	708	708
Distributions to noncontrolling interests, non-cash	—	—	—	—	—	(4)	(4)
Pro-rata distributions to CEG, cash	—	—	—	—	—	(19)	(19)
Transfer of assets under common control	—	—	(182)	—	(9)	(76)	(267)
Buyout of noncontrolling interest	—	—	—	—	—	(3)	(3)
Proceeds from the issuance of Class C common stock	—	—	48	—	—	—	48
Non-cash adjustments for change in tax basis	—	—	40	—	—	—	40
Stock-based compensation	—	—	4	(1)	—	—	3
Common stock dividends and distributions to CEG unit holders	—	—	—	(209)	—	(149)	(358)
Other	—	—	—	—	—	1	1
Balances at December 31, 2025	$—	$1	$1,715	$213	$(5)	$3,887	$5,811
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business
Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor with a focus on investments in clean energy and owner of modern, sustainable and long-term contracted assets across North America. The Company is sponsored by Clearway Energy Group LLC, or CEG.
The Company is one of the largest owners of clean energy generation assets in the U.S. The Company’s portfolio comprises approximately 12.9 GW of gross capacity in 27 states, including approximately 10.1 GW of wind, solar and battery energy storage systems, or BESS, and approximately 2.8 GW of dispatchable combustion-based power generation assets included in the Flexible Generation segment that provide critical grid reliability services. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets.
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
As of December 31, 2025, the Company owned 58.62% of the economic interests of Clearway Energy LLC, with CEG owning 41.38% of the economic interests of Clearway Energy LLC. For further discussion, see Note 12, Stockholders’ Equity.
The diagram below represents a summarized structure of the Company as of December 31, 2025:
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at subsidiary facilities was $194 million as of both December 31, 2025 and 2024.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
	2025	2024
	(In millions)
Cash and cash equivalents	$231	$332
Restricted cash	587	401
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$818	$733
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company’s facilities that are restricted in their use.
As of December 31, 2025, these restricted funds were comprised of $146 million designated to fund operating expenses, $99 million designated for current debt service payments and $85 million restricted for reserves, including debt service, performance obligations and other reserves as well as capital expenditures. The remaining $257 million is held in distribution reserve accounts, of which $174 million relates to transferable ITCs for the Rosamond South I solar and BESS facility that were received on behalf of the tax equity investor in Rosie South TE Holdco LLC and subsequently distributed to the tax equity investor in January 2026.
As of December 31, 2024, these restricted funds were comprised of $184 million designated to fund operating expenses, $37 million designated for current debt service payments and $102 million restricted for reserves, including debt service, performance obligations and other reserves as well as capital expenditures. The remaining $78 million was held in distribution reserve accounts.
Supplemental Cash Flow Information
The following table provides a disaggregation of the amounts classified as Acquisition of Drop Down Assets, net of cash acquired, shown in the consolidated statements of cash flows:

	Year ended December 31,
	2025	2024	2023
	(In millions)
Cash paid to acquire Drop Down Assets	$(329)	$(680)	$(173)
Cash acquired from the acquisition of Drop Down Assets	11	2	128
Acquisition of Drop Down Assets, net of cash acquired	$(318)	$(678)	$(45)
Accounts Receivable — Trade and Allowance for Credit Losses
Accounts receivable — trade are reported on the consolidated balance sheet at the invoiced amount adjusted for any write-offs and the allowance for credit losses. The majority of the Company’s customers typically receive invoices monthly with payment due within 30 days. The allowance for credit losses is reviewed periodically based on amounts past due and their significance. The allowance for credit losses was immaterial as of December 31, 2025 and 2024.

Inventory
Inventory consists of spare parts and is valued at weighted average cost, unless evidence indicates that the weighted average cost will not be recovered with a normal profit in the ordinary course of business. Inventory is removed when used for repairs, maintenance or capital projects.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, however, impairment adjustments are recorded whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Significant additions or improvements extending asset lives are capitalized as incurred, while repairs and maintenance that do not improve or extend the life of the respective asset are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives. Certain assets and their related accumulated depreciation amounts are adjusted for asset retirements and disposals with the resulting gain or loss included in cost of operations in the consolidated statements of operations. For further discussion of the Company’s property, plant and equipment refer to Note 4, Property, Plant and Equipment.
Interest incurred on funds borrowed to finance capital projects is capitalized until the project under construction is ready for its intended use. The amount of interest capitalized for the years ended December 31, 2025, 2024 and 2023 was $51 million, $28 million and $36 million, respectively.
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
Certain of these PPAs have no minimum lease payments and all of the lease revenue under these PPAs is recorded as contingent rent on an actual basis when the electricity is delivered. The contingent lease revenue recognized in the years ended December 31, 2025, 2024 and 2023 was $797 million, $831 million and $780 million, respectively. See Note 17, Leases, for additional information related to the Company’s PPAs accounted for as leases.
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

Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	Year ended December 31, 2025
(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue (a)	$30	$1,166	$1,196
Capacity revenue (a)	269	100	369
Other revenues	4	72	76
Contract amortization	(18)	(171)	(189)
Mark-to-market for economic hedges	6	(29)	(23)
Total operating revenues	291	1,138	1,429
Less: Contract amortization	18	171	189
Less: Mark-to-market for economic hedges	(6)	29	23
Less: Lease revenue	(115)	(846)	(961)
Total revenue from contracts with customers	$188	$492	$680

(a) See Note 17, Leases, for the amounts of energy and capacity revenues that relate to leases and are accounted for under ASC 842.

	Year ended December 31, 2024
(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue (a)	$84	$1,089	$1,173
Capacity revenue (a)	262	65	327
Other revenues (a)	5	85	90
Contract amortization	(18)	(166)	(184)
Mark-to-market for economic hedges	9	(44)	(35)
Total operating revenues	342	1,029	1,371
Less: Contract amortization	18	166	184
Less: Mark-to-market for economic hedges	(9)	44	35
Less: Lease revenue	(113)	(860)	(973)
Total revenue from contracts with customers	$238	$379	$617

(a) See Note 17, Leases, for the amounts of energy, capacity and other revenues that relate to leases and are accounted for under ASC 842.

	Year ended December 31, 2023
(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue (a)	$81	$942	$1,023
Capacity revenue (a)	336	23	359
Other revenues	28	71	99
Contract amortization	(20)	(166)	(186)
Mark-to-market for economic hedges	(5)	24	19
Total operating revenues	420	894	1,314
Less: Contract amortization	20	166	186
Less: Mark-to-market for economic hedges	5	(24)	(19)
Less: Lease revenue	(274)	(780)	(1,054)
Total revenue from contracts with customers	$171	$256	$427

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
Contract Balances
The following table reflects the contract assets included on the Company’s consolidated balance sheets:

(In millions)	December 31, 2025	December 31, 2024
Accounts receivable, net - Contracts with customers	$76	$75
Accounts receivable, net - Leases	86	89
Total accounts receivable, net	$162	$164
Derivative Financial Instruments
The Company accounts for derivative financial instruments under ASC 815, Derivatives and Hedging, or ASC 815, which requires the Company to record all derivatives on the balance sheet at fair value unless they qualify for a NPNS exception. Changes in the fair value of non-hedge derivatives are immediately recognized in earnings. Changes in the fair value of derivatives accounted for as hedges, if elected for hedge accounting, are deferred and recorded as a component of accumulated OCI/OCL until the hedged transactions occur and are recognized in earnings.
The Company’s primary derivative financial instruments are interest rate instruments used to mitigate variability in earnings due to fluctuations in interest rates and energy-related instruments used to mitigate variability in earnings due to fluctuations in power market prices or natural gas market prices. Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. On an ongoing basis, the Company qualitatively assesses the effectiveness of its derivatives that are designated as hedges for accounting purposes in order to determine that each derivative continues to be highly effective in offsetting changes in cash flows of hedged items. If necessary, the Company will perform an analysis to measure the statistical correlation between the derivative and the associated hedged item to determine the effectiveness of such a contract designated as a hedge. The Company will discontinue hedge accounting if it is determined that the hedge is no longer effective. In this case, the gain or loss previously deferred in accumulated OCI/OCL would be frozen until the underlying hedged item is delivered unless the transaction being hedged is no longer probable of occurring in which case the amount in accumulated OCI/OCL would be immediately reclassified into earnings. If the derivative financial instrument is terminated, the effective portion of this derivative deferred in accumulated OCI/OCL will be frozen until the underlying hedged item is delivered.
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
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, restricted cash, accounts receivable — trade, accounts receivable — affiliates, accounts payable — trade, accounts payable — affiliates and accrued expenses and other current liabilities approximate fair value because of the short-term maturity of these instruments. See Note 6, Fair Value of Financial Instruments, for a further discussion of fair value of financial instruments.

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
The following table represents the balance of AROs, along with the related activity:

(In millions)
Balance as of December 31, 2023	$239
Revisions in estimated cash flows	(1)
Liabilities incurred	14
Liabilities settled	(2)
Accretion expense	16
Balance as of December 31, 2024	266
Revisions in estimated cash flows	7
Liabilities incurred	38
Liabilities settled	(5)
Accretion expense	18
Balance as of December 31, 2025	$324
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
The Company, through its consolidated subsidiaries, may earn tax credits in the ordinary course of business, which may be eligible for a transferability election permitting the Company to sell the tax credit to a third party. These tax credits, which are accounted for in accordance with ASC 740, include production tax credits, or PTCs, which are based on electricity generated by an operating facility, and investment tax credits, or ITCs, which are earned based on eligible costs to place an asset in service. The Company accounts for PTCs as electricity is generated and sold and records transferable PTCs as reduction to current income taxes. The Company records ITCs when generated as a deferred tax asset and other non-current liability. The Company reduces the deferred tax asset when the credit is sold and then reduces the other non-current liability ratably as a reduction to income tax expense over the depreciable life of the related property, plant and equipment. For further discussion, see Note 14, Income Taxes.
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
Tax Equity Arrangements
Certain portions of the Company’s redeemable noncontrolling interest in subsidiaries and noncontrolling interest represent third-party interests in the net assets under tax equity arrangements, which are consolidated by the Company, that have been entered into to finance the cost of facilities eligible for certain tax credits and benefits. The Company has determined that the provisions in the contractual agreements of these redeemable noncontrolling interests and noncontrolling interests represent substantive profit sharing arrangements. Further, the Company has determined that the appropriate methodology for calculating the redeemable noncontrolling interest and noncontrolling interest that reflects the substantive profit sharing arrangements is a balance sheet approach utilizing the hypothetical liquidation at book value, or HLBV, method. Under the HLBV method, the amounts reported as redeemable noncontrolling interest and noncontrolling interest represent the amounts the investors to the tax equity arrangements would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements, assuming the net assets of the funding structures were liquidated at their recorded amounts determined in accordance with GAAP. The investors’ interests in the results of operations of the funding structures are determined as the difference in redeemable noncontrolling interest and noncontrolling interest at the start and end of each reporting period, after taking into account any capital transactions between the structures and the funds’ investors. The calculations utilized to apply the HLBV method include estimated calculations of taxable income or losses for each reporting period. In addition, in certain circumstances, the Company and its partners in the tax equity arrangements agree that certain tax benefits are to be utilized outside of the tax equity arrangements, which may result in differences in the amount an investor would hypothetically receive at the initial balance sheet date calculated strictly in accordance with related contractual agreements. These differences are recognized in the consolidated statements of operations using a systematic and rational method over the period during which the investor is expected to achieve its target return.
Redeemable Noncontrolling Interest
To the extent that a third party has the right to redeem their interests for cash or other assets, the Company has included the noncontrolling interest attributable to the third party as a component of temporary equity in the mezzanine section of the consolidated balance sheet. In 2025, the Company entered into new tax equity arrangements that provide third parties with the right to redeem their interests in the partnerships for cash or other assets at a point in time, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. The following table reflects the changes in the Company’s redeemable noncontrolling interest balance:

(In millions)
Balance at December 31, 2023	$1
Cash distributions to redeemable noncontrolling interests	(2)
Comprehensive income attributable to redeemable noncontrolling interests	13
Repurchase of redeemable noncontrolling interest	(12)
Balance at December 31, 2024	—
Cash contributions to redeemable noncontrolling interests, net of distributions	335
Non-cash distributions to redeemable noncontrolling interests	(12)
Comprehensive loss attributable to redeemable noncontrolling interests	(220)
Balance at December 31, 2025	$103
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
Recent Accounting Standards Not Yet Adopted
In December 2025, the FASB issued ASU No 2025-10, Government Grants - (Topic 832): Accounting for Government Grants Received by Business Entities. The amendment establishes the accounting guidance for governmental grants received by a business entity. This guidance is effective for annual reporting periods beginning after December 15, 2028 and interim reporting periods within the annual reporting period. The amendment may be applied on a modified prospective approach, a modified retrospective approach or retrospectively. Early adoption is permitted in both interim and annual reporting periods. As of December 31, 2025, the Company has not elected to early adopt the standard and is evaluating the effect of the new guidance on its consolidated financial statements.
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
In November 2024, the FASB issued ASU No 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendment requires certain expenses presented on the face of the income statement to be disaggregated in the notes to the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. As of December 31, 2025, the Company has not elected to early adopt the standard and is evaluating the effect of the new guidance on its consolidated financial statements.
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

Pine Forest Drop Down — On June 10, 2025, the Company, through its indirect subsidiary, Pine Forest CE Class A Owner LLC, acquired the Class A membership interests in Pine Forest TargetCo, a partnership and the indirect owner of Pine Forest, a 300 MW solar facility that is paired with a 200 MW BESS facility located in Hopkins County, Texas, from Clearway Renew for initial cash consideration of $18 million. Simultaneously, a third-party cash equity investor acquired the Class B membership interests in Pine Forest TargetCo from Clearway Renew for initial cash consideration of $36 million. Also on June 10, 2025, the Company, through its indirect subsidiary, Pine Forest TE Class A, contributed $9 million to acquire the Class A membership interests in Pine Forest TE HoldCo LLC. On December 17, 2025, when the facility reached substantial completion, the Company paid $50 million to Clearway Renew as additional purchase price for its Class A membership interests in Pine Forest TargetCo and contributed an additional $38 million for its Class A membership interests in Pine Forest TE HoldCo LLC. In addition, the third-party cash equity investor in Pine Forest TargetCo contributed an additional $144 million. Pine Forest TargetCo consolidates as primary beneficiary, Pine Forest TE HoldCo LLC, a tax equity fund that directly owns the Pine Forest solar and BESS facility, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities.
Pine Forest has PPAs for the solar facility with investment-grade counterparties and a 20-year weighted average contract duration that commenced in December 2025. Pine Forest is reflected in the Company’s Renewables & Storage segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Pine Forest on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the initial cash consideration of $18 million and the historical cost of the Company’s net liabilities assumed of $9 million was recorded as an adjustment to CEG’s noncontrolling interest balance. The $50 million additional purchase price was also recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected the entire $18 million of the Company’s initial purchase price and $50 million of the Company’s additional purchase price, which were contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item contributions from CEG, net of distributions, in the consolidated statements of stockholders’ equity. The Company’s total capital investment in Pine Forest TargetCo was $115 million.
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

Honeycomb Portfolio Drop Down — On October 15, 2025, the Company, through its indirect subsidiary, Honeycomb 1 Holdco LLC, acquired Honeycomb TargetCo, the indirect owner of the Honeycomb Portfolio, which includes four BESS facilities under construction in Beaver County and Iron County, Utah representing 320 MW of capacity, from Clearway Renew for initial cash consideration of $16 million. At substantial completion, which is expected to occur in the first half of 2026, the Company estimates it will pay an additional $62 million to Clearway Renew. Honeycomb TargetCo consolidates as primary beneficiary, Honeycomb TE HoldCo LLC, a tax equity fund that owns the Honeycomb Portfolio BESS facilities, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. The Honeycomb Portfolio has 20-year PPAs with an investment-grade utility that will commence when the underlying operating assets reach commercial operations, which is expected to occur in the first half of 2026. The Honeycomb Portfolio is reflected in the Company’s Renewables & Storage segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates the Honeycomb Portfolio on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the Company’s initial cash consideration of $16 million and the historical cost of the Company’s net liabilities assumed of $2 million was recorded as an adjustment to CEG’s noncontrolling interest balance. The Company estimates that its total capital investment in Honeycomb TargetCo will be $78 million, excluding the impact of any closing adjustments noted in the purchase agreement.
The following is a summary of assets and liabilities transferred in connection with the acquisition as of October 15, 2025:

(In millions)	Honeycomb Portfolio
Cash	$1
Property, plant and equipment (a)	480
Right-of-use assets, net	3
Derivative assets	4
Other current and non-current assets	7
Total assets acquired	495

Long-term debt (b)	443
Long-term lease liabilities	3
Derivative liabilities	7
Other current and non-current liabilities	47
Total liabilities assumed	500
Other comprehensive loss	(3)
Net liabilities assumed	$(2)

(a) Includes Construction in progress of $473 million.
(b) Includes a $218 million construction loan and a $234 million tax equity bridge loan, offset by $9 million in unamortized debt issuance costs. See Note 10, Long-term Debt, for further discussion of the long-term debt assumed in the acquisition.

Daggett 1 Drop Down — On April 29, 2025, the Company, through its indirect subsidiary, LV-Daggett Parent Holdco LLC, acquired Daggett 1 Class B, the indirect owner of Daggett 1, a 114 MW BESS facility located in San Bernardino County, California, from Clearway Renew for initial cash consideration of $11 million. On September 19, 2025, when the facility reached substantial completion, the Company paid $42 million to Clearway Renew as additional purchase price. Daggett 1 Class B consolidates as primary beneficiary, Daggett 1 TE Holdco LLC, a tax equity fund that owns the Daggett 1 BESS facility, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. Daggett 1 has a PPA for capacity with an investment-grade counterparty for a contract duration of 15 years that commenced in September 2025. Daggett 1 is reflected in the Company’s Renewables & Storage segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Daggett 1 on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the initial cash consideration of $11 million and the historical cost of the Company’s net assets acquired of $1 million was recorded as an adjustment to CEG’s noncontrolling interest balance. The $42 million additional purchase price was also recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected the entire $11 million of the Company’s initial purchase price, which was contributed back to the Company by CEG into escrow in the line item contributions from CEG, net of distributions, in the consolidated statements of stockholders’ equity. The Company also reflected the entire $42 million of the Company’s additional purchase price, which was contributed back to the Company by CEG to pay down long-term debt, in the line item contributions from CEG, net of distributions, in the consolidated statements of stockholders’ equity.
On October 15, 2025, the Company paid $4 million to Clearway Renew as a final purchase price adjustment, which was recorded as an adjustment to CEG’s noncontrolling interest balance. The Company’s total capital investment in Daggett 1 Class B was $57 million.
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

Luna Valley Drop Down — On April 29, 2025, the Company, through its indirect subsidiary, LV-Daggett Parent Holdco LLC, acquired Luna Valley Class B, the indirect owner of Luna Valley, a 200 MW solar facility located in Fresno County, California, from Clearway Renew for initial cash consideration of $18 million. On September 4, 2025, when the facility reached substantial completion, the Company paid $72 million to Clearway Renew as additional purchase price. Luna Valley Class B consolidates as primary beneficiary, Luna Valley TE Holdco LLC, a tax equity fund that owns the Luna Valley solar facility, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. Luna Valley has PPAs with investment-grade counterparties that have a 17-year weighted average contract duration that commenced in August 2025. Luna Valley is reflected in the Company’s Renewables & Storage segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Luna Valley on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the initial cash consideration of $18 million and the historical cost of the Company’s net liabilities assumed of $7 million was recorded as an adjustment to CEG’s noncontrolling interest balance. The $72 million additional purchase price was also recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected the entire $18 million of the Company’s initial purchase price and $72 million of the Company’s additional purchase price, which were contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item contributions from CEG, net of distributions, in the consolidated statements of stockholders’ equity.
On October 15, 2025, the Company paid $29 million to Clearway Renew as a final purchase price adjustment, which was recorded as an adjustment to CEG’s noncontrolling interest balance. The Company’s total capital investment in Luna Valley Class B was $119 million.
The following is a summary of assets and liabilities transferred in connection with the acquisition as of April 29, 2025:

(In millions)	Luna Valley
Restricted cash	$8
Property, plant and equipment (a)	346
Right-of-use assets, net (b)	16
Other current and non-current assets	22
Total assets acquired	392

Long-term debt (c)	348
Long-term lease liabilities (b)	18
Derivative liabilities	8
Other current and non-current liabilities	33
Total liabilities assumed	407
Other comprehensive loss	(8)
Net liabilities assumed	$(7)

(a) Includes Construction in progress of $338 million.
(b) Balances primarily relate to a land lease agreement with a wholly-owned subsidiary of CEG, which expires on September 23, 2058.
(c) Includes a $144 million construction loan, a $64 million cash equity bridge loan and a $144 million tax equity bridge loan, offset by $4 million in unamortized debt issuance costs. See Note 10, Long-term Debt, for further discussion of the long-term debt assumed in the acquisition.

Rosamond South I Drop Down — On March 20, 2025, the Company, through its indirect subsidiary, Rosamond South Investment LLC, acquired the Class A membership interests in Rosie South TargetCo, a partnership and the indirect owner of Rosamond South I, a 140 MW solar facility that is paired with a 117 MW BESS facility located in Rosamond, California, from Clearway Renew for initial cash consideration of $4 million. Simultaneously, a third-party cash equity investor acquired the Class B membership interests in Rosie South TargetCo from Clearway Renew for initial cash consideration of $10 million. On August 13, 2025, when the facility reached substantial completion, the Company paid $29 million to Clearway Renew as additional purchase price and the third-party cash equity investor contributed an additional $41 million. Rosie South TargetCo consolidates as primary beneficiary, Rosie South TE Holdco LLC, a tax equity fund that directly owns the Rosamond South I solar and BESS facility, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. Rosamond South I has PPAs with investment-grade counterparties that have a 15-year weighted average contract duration that commenced in August 2025. Rosamond South I is reflected in the Company’s Renewables & Storage segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Rosamond South I on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the initial cash consideration of $4 million and the historical cost of the Company’s net liabilities assumed of $3 million was recorded as an adjustment to CEG’s noncontrolling interest balance. The $29 million additional purchase price was also recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected the entire $4 million of the Company’s initial purchase price and $29 million of the Company’s additional purchase price, which were contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item contributions from CEG, net of distributions, in the consolidated statements of stockholders’ equity. The Company’s total capital investment in Rosie South TargetCo was $33 million.
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

Catalina Solar Acquisition — On July 16, 2025, the Company, through its indirect subsidiary, Catalina Solar Investment LLC, acquired Catalina Solar Lessee Holdco LLC, which leases and operates Catalina, a 109 MW solar facility located in Kern County, California, from a third-party for approximately $127 million, which excludes $1 million in transaction expenses incurred in connection with the acquisition. Catalina reached commercial operations in 2013 and has a PPA with an investment-grade utility through 2038. Catalina is reflected in the Renewables & Storage segment and the acquisition was funded with existing sources of liquidity. After factoring in cash reserves acquired and transaction expenses, the Company’s net capital investment in Catalina was $128 million. The acquisition was determined to be an asset acquisition and the purchase price, including transaction expenses, was allocated to the fair value of the assets acquired and liabilities assumed on the acquisition date as follows:

(In millions)	Catalina
Cash	$15
Intangible asset for power purchase agreement	175
Right-of-use assets	107
Other current and non-current assets	6
Total assets acquired	303

Long-term lease liabilities	173
Other current and non-current liabilities	2
Total liabilities assumed	175
Net assets acquired	$128
Dan’s Mountain Drop Down — On November 18, 2024, the Company, through its indirect subsidiary, Dan’s Mountain Parent Holdco LLC, acquired the Class A membership interests in Dan’s Mountain TargetCo, a partnership and the indirect owner of Dan’s Mountain, a 55 MW wind facility located in Allegany County, Maryland, from Clearway Renew for initial cash consideration of $7 million. On May 21, 2025, when the facility reached substantial completion, the Company paid $36 million to Clearway Renew as additional purchase price. Also on May 21, 2025, a third-party cash equity investor contributed $45 million to acquire the Class B membership interests in Dan’s Mountain TargetCo from Clearway Renew. Dan’s Mountain TargetCo consolidates as primary beneficiary, Dan’s Mountain Tax Credit Holdco LLC, a tax equity fund that owns the Dan’s Mountain wind facility. Dan’s Mountain has a 12-year PPA with an investment-grade utility that commenced in May 2025. Dan’s Mountain is reflected in the Company’s Renewables & Storage segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Dan’s Mountain on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the Company’s initial cash consideration of $7 million and the historical cost of the Company’s net liabilities assumed of $2 million, less Clearway Renew’s investment of $1 million in Dan’s Mountain TargetCo, was recorded as an adjustment to CEG’s noncontrolling interest balance. The $36 million additional purchase price was also recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected the entire $7 million purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item contributions from CEG, net of distributions, in the consolidated statements of stockholders’ equity. The Company also reflected the entire $36 million of the Company’s additional purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item contributions from CEG, net of distributions, in the consolidated statements of stockholders’ equity. The Company’s total capital investment in Dan’s Mountain TargetCo was $43 million.

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
Tuolumne Wind Acquisition — On April 29, 2025, the Company, through its indirect subsidiary, Washington Wind LLC, acquired Tuolumne, a 137 MW wind facility located in Klickitat County, Washington, from an investment-grade regulated entity for approximately $210 million, which excludes $1 million in transaction expenses incurred in connection with the acquisition. Tuolumne reached commercial operations in 2009. In connection with the acquisition, the Company entered into a 15-year PPA with an investment-grade regulated entity that commenced in April 2025. Tuolumne is reflected in the Company’s Renewables & Storage segment and the acquisition was funded with borrowings under the new financing agreement that was entered into in connection with the acquisition, as further described in Note 10, Long-term Debt, as well as existing sources of liquidity. After factoring in transaction expenses and the new financing, the Company’s net capital investment in Tuolumne was $59 million. The acquisition was determined to be an asset acquisition and the purchase price, including transaction expenses, was allocated to the fair value of the assets acquired and liabilities assumed on the acquisition date as follows:

(In millions)	Tuolumne
Property, plant and equipment	$37
Intangible asset for power purchase agreement	176
Right-of-use assets	5
Other current and non-current assets	1
Total assets acquired	219

Long-term lease liabilities	4
Other current and non-current liabilities	4
Total liabilities assumed	8
Net assets acquired	$211

Rosamond Central BESS Drop Down — On December 1, 2023, the Rosamond Central solar facility acquired a 147 MW co-located BESS facility from Clearway Renew for initial cash consideration of $70 million, $16 million of which was funded by the Company, with the remaining $54 million funded through contributions from the third-party cash equity investor in Rosie TargetCo LLC and the tax equity investor in Rosie TE HoldCo LLC. On June 13, 2024, when the Rosamond Central BESS facility reached substantial completion, the Company paid $279 million to Clearway Renew as additional purchase price to complete its acquisition of the facility. The additional purchase price consisted of $64 million funded by the Company and $215 million funded through contributions from the third-party cash equity and tax equity investors. In order to facilitate and fund the construction of the BESS facility, Rosie Class B LLC, the indirect owner of the Rosamond Central solar facility, utilizing the proceeds from borrowings received under the refinanced debt facility, issued a loan to Clearway Renew, as further described in Note 10, Long-term Debt, and also made equity contributions to Rosie BESS Devco LLC, or Rosie Central BESS, which were accounted for as investments under the equity method of accounting, as further described in Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities. The BESS facility has a 15-year PPA for capacity with an investment-grade utility that commenced in July 2024. The Rosamond Central BESS operations are reflected in the Company’s Renewables & Storage segment and the Company’s portion of the purchase price was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates the Rosamond Central BESS net assets on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the historical cost of the Company’s net assets acquired of $266 million and the Company’s initial cash consideration of $70 million was recorded as an adjustment to CEG’s noncontrolling interest balance. The $279 million additional purchase price was also recorded as an adjustment to CEG’s noncontrolling interest balance.
The following is a summary of assets and liabilities transferred in connection with the acquisition as of December 1, 2023:

(In millions)	Rosamond Central BESS
Property, plant and equipment (a)	$275
Total assets acquired	275

Other current and non-current liabilities	9
Total liabilities assumed	9
Net assets acquired	$266

(a) Includes Construction in progress of $272 million.
Victory Pass and Arica Drop Down — On October 31, 2023, the Company, through its indirect subsidiary, VP-Arica Parent Holdco LLC, acquired the Class A membership interests in VP-Arica TargetCo LLC, a partnership and the indirect owner of Victory Pass, a 200 MW solar facility that is paired with a 50 MW BESS facility, and Arica, a 263 MW solar facility that is paired with a 136 MW BESS facility, both located in Riverside, California, from Clearway Renew for initial cash consideration of $46 million. Simultaneously, a third-party cash equity investor acquired the Class B membership interests in VP-Arica TargetCo LLC from Clearway Renew for initial cash consideration of $87 million. On May 1, 2024, when the facilities reached substantial completion, the Company paid $165 million to Clearway Renew as additional purchase price and the third-party cash equity investor contributed an additional $347 million. VP-Arica TargetCo LLC consolidates as primary beneficiary, VP-Arica TE Holdco LLC, a tax equity fund that owns the Victory Pass and Arica solar and BESS facilities. Victory Pass and Arica each have PPAs with investment-grade counterparties that have a 15-year and 14-year weighted average contract duration, respectively, that commenced between March 2024 and April 2024. The Victory Pass and Arica operations are reflected in the Company’s Renewables & Storage segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Victory Pass and Arica on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The sum of the Company’s initial cash consideration of $46 million and the historical cost of the Company’s net liabilities assumed of $1 million was recorded as an adjustment to CEG’s noncontrolling interest balance. The $165 million additional purchase price was also recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected the entire $46 million of the Company’s initial purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item distributions to CEG, net of contributions, in the consolidated statements of stockholders’ equity. The Company also reflected the entire $165 million of the Company’s additional purchase price, which was contributed back to the Company by CEG to pay down long-term debt, in the line item contributions to CEG, net of distributions, in the consolidated statements of stockholders’ equity.

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
Cedar Creek Drop Down — On April 16, 2024, the Company, through its indirect subsidiary, Cedar Creek Wind Holdco LLC, acquired Cedar Creek Holdco LLC, the indirect owner of Cedar Creek, a 160 MW wind facility that is located in Bingham County, Idaho, from Clearway Renew for cash consideration of $117 million. Cedar Creek Holdco LLC consolidates as primary beneficiary, Cedar Creek TE Holdco LLC, a tax equity fund that owns the Cedar Creek wind facility. Cedar Creek has a 25-year PPA with an investment-grade utility that commenced in March 2024. The Cedar Creek operations are reflected in the Company’s Renewables & Storage segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Cedar Creek on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the Company’s cash paid of $117 million and the historical cost of the Company’s net assets acquired of $17 million was recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected the entire $117 million purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item contributions from CEG, net of distributions, in the consolidated statements of stockholders’ equity.
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

Texas Solar Nova 2 Drop Down — On March 15, 2024, the Company, through its indirect subsidiary, TSN1 TE Holdco LLC, acquired Texas Solar Nova 2, a 200 MW solar facility that is located in Kent County, Texas, from Clearway Renew for cash consideration of $112 million, of which $17 million was funded by the Company, with the remaining $95 million funded through a contribution from the third-party cash equity investor in Lighthouse Renewable Holdco 2 LLC, a partnership. Lighthouse Renewable Holdco 2 LLC indirectly consolidates as primary beneficiary, TSN1 TE Holdco LLC, a tax equity fund that owns Texas Solar Nova 1 and Texas Solar Nova 2. Texas Solar Nova 2 has an 18-year PPA with an investment-grade counterparty that commenced in February 2024. The Texas Solar Nova 2 operations are reflected in the Company’s Renewables & Storage segment and the Company’s portion of the purchase price was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Texas Solar Nova 2 on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the Company’s cash paid of $112 million and the historical cost of the Company’s net assets acquired of $72 million was recorded as an adjustment to CEG’s noncontrolling interest balance. In addition, the Company reflected $9 million of the Company’s purchase price, which was contributed back to the Company by CEG to pay down the acquired long-term debt, in the line item contributions from CEG, net of distributions, in the consolidated statements of stockholders’ equity.
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
Dispositions
Mt. Storm Sale to Clearway Renew — On October 2, 2025, the Company, through its indirect subsidiary, WV Wind Holdco LLC, sold 100% of its membership interests in Mount Storm Wind LLC, which owns Mt. Storm, a 264 MW wind facility located in Grant County, West Virginia, to Clearway Renew for $152 million in cash consideration in order for Clearway Renew to repower the facility. The repowering of the facility is expected to increase the facility’s capacity to 335 MW. Mechanical completion of the first phase of the repowering is expected to occur in the second half of 2026 with the second phase of the repowering expected to occur in the second half of 2027. Also on October 2, 2025, the Company, through its indirect subsidiary, WV Wind Holdco LLC, entered into an agreement with Clearway Renew to acquire the Class B membership interests in the tax equity fund that, upon mechanical completion of the first phase of the repowering of the facility, will own Mt. Storm, for $336 million in cash consideration. The consummation of the transaction is subject to customary closing conditions and certain third-party approvals and is expected to occur in the second half of 2026. Upon achieving repowering commercial operations, which is expected to occur in the second half of 2026, the facility will sell power to Microsoft under a 20-year PPA. The membership interests sold by the Company relate to interests under common control, and thus, the sale was accounted for as a transfer of assets under common control, with the difference between the cash received of $152 million and the net assets transferred of $51 million recorded as an adjustment to CEG’s noncontrolling interest balance.

The following is a summary of assets and liabilities transferred in connection with the disposition as of October 2, 2025:

(In millions)	Mt. Storm
Property, plant and equipment	$54
Other current and non-current assets	6
Total assets transferred	60

Other current and non-current liabilities	9
Total liabilities transferred	9
Net assets transferred	$51
Note 4 — Property, Plant and Equipment
The Company’s major classes of property, plant, and equipment were as follows:

	December 31, 2025	December 31, 2024	Depreciable Lives
	(In millions)
Facilities and equipment	$15,095	$13,302	3 - 40 Years
Land and improvements	644	537
Construction in progress (a) (b)	530	191
Total property, plant and equipment	16,269	14,030
Accumulated depreciation	(4,673)	(4,086)
Net property, plant and equipment	$11,596	$9,944

(a) As of December 31, 2025 and 2024, construction in progress included $24 million and $23 million, respectively, of capital expenditures that relate to prepaid long-term service agreements for facilities in the Flexible Generation segment.
(b) As of December 31, 2025 and 2024, construction in progress included $12 million and $9 million, respectively, of accrued non-cash capital expenditures.
Depreciation expense related to property, plant and equipment during the years ended December 31, 2025, 2024 and 2023 was $662 million, $610 million and $514 million, respectively. The Company accelerated depreciation of both the Mt. Storm and Goat Mountain wind facilities related to the repowering of the facilities, which resulted in additional depreciation expense in the amount of $22 million for the year ended December 31, 2025.
The Company recorded long-lived asset impairments during the year ended December 31, 2023, as further described in Note 9, Asset Impairments.
Note 5 — Investments Accounted for by the Equity Method and Variable Interest Entities
Equity Method Investments
The following table reflects the Company’s equity investments in unconsolidated affiliates as of December 31, 2025:

Name	Economic Interest	Investment Balance (a)
		(In millions)
Avenal	50%	$12
Desert Sunlight	25%	212
Elkhorn Ridge	66.7%	(3)
GenConn (b)	50%	72
San Juan Mesa	75%	(2)
		$291

(a) The Company’s maximum exposure to loss is limited to its investment balances.
(b) GenConn is a VIE.

As of December 31, 2025 and 2024, the Company had $25 million and $20 million, respectively, of undistributed earnings from its equity method investments.
The Company acquired its interest in Desert Sunlight on June 30, 2015, for $285 million, which resulted in a $181 million difference between the purchase price and the basis of the acquired assets and liabilities. The difference is attributable to the fair value of the property, plant and equipment and PPAs. The Company is amortizing the related basis differences to equity in earnings of unconsolidated subsidiaries over the related useful life of the underlying assets acquired. As of December 31, 2025, the carrying value of the basis difference is $109 million.
The Company’s pro-rata share of non-recourse debt held by unconsolidated affiliates was $259 million as of December 31, 2025.
Rosie Central BESS — On June 13, 2024, when the Rosamond Central BESS facility reached substantial completion, Clearway Renew redeemed Rosie Class B LLC’s entire investment of $28 million in Rosie Central BESS utilizing the additional purchase price paid by the Company, as further described in Note 3, Acquisitions and Dispositions. Rosie Class B LLC’s equity investment in Rosie Central BESS was comprised of contributions from the Company and the third-party cash equity investor in Rosie TargetCo LLC during the year ended December 31, 2023. The Company previously accounted for its investment in Rosie Central BESS as an equity method investment.
The following tables present summarized financial information for the Company’s equity method investments:

	Year Ended December 31,
	2025	2024	2023
Income Statement Data:	(In millions)
Desert Sunlight
Operating revenues	$205	$206	$202
Operating income	149	146	144
Net income	118	113	108
Other (a)
Operating revenues	96	95	94
Operating income	31	25	23
Net income	22	16	13
		As of December 31,
		2025	2024
Balance Sheet Data:		(In millions)
Desert Sunlight
Current assets		$77	$81
Non-current assets		1,025	1,086
Current liabilities		66	63
Non-current liabilities		653	726
Other (a)
Current assets		72	63
Non-current assets		358	391
Current liabilities		33	27
Non-current liabilities		208	225

(a) Includes Avenal, Elkhorn Ridge, GenConn and San Juan Mesa.

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
The following is a summary of significant activity during 2025 related to the Company’s consolidated VIEs:
Honeycomb TE HoldCo LLC — As described in Note 3, Acquisitions and Dispositions, on October 15, 2025, Honeycomb 1 Holdco LLC, an indirect subsidiary of the Company, acquired Honeycomb TargetCo. Honeycomb TargetCo consolidates as primary beneficiary, and through its ownership of the Class B membership interests, Honeycomb TE HoldCo LLC, a tax equity fund that owns the Honeycomb Portfolio BESS facilities. The Class A membership interests in Honeycomb TE HoldCo LLC are held by a tax equity investor and are reflected as redeemable noncontrolling interest on the Company’s consolidated balance sheet, as the tax equity arrangement provides the tax equity investor with the right to redeem their interests in the partnership for cash or other assets at a point in time.
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
Luna Valley TE Holdco LLC — As described in Note 3, Acquisitions and Dispositions, on April 29, 2025, LV-Daggett Parent Holdco LLC, an indirect subsidiary of the Company, acquired Luna Valley Class B. Luna Valley Class B consolidates as primary beneficiary, and through its ownership of the Class B membership interests, Luna Valley TE Holdco LLC, a tax equity fund that owns the Luna Valley solar facility. The Class A membership interests in Luna Valley TE Holdco LLC are held by a tax equity investor and are reflected as redeemable noncontrolling interest on the Company’s consolidated balance sheet, as the tax equity arrangement provides the tax equity investor with the right to redeem their interests in the partnership for cash or other assets at a point in time.
Daggett 1 TE Holdco LLC — As described in Note 3, Acquisitions and Dispositions, on April 29, 2025, LV-Daggett Parent Holdco LLC acquired Daggett 1 Class B. Daggett 1 Class B consolidates as primary beneficiary, and through its ownership of the Class B membership interests, Daggett 1 TE Holdco LLC, a tax equity fund that owns the Daggett 1 BESS facility. The Class A membership interests in Daggett 1 TE Holdco LLC are held by a tax equity investor and are reflected as redeemable noncontrolling interest on the Company’s consolidated balance sheet, as the tax equity arrangement provides the tax equity investor with the right to redeem their interests in the partnership for cash or other assets at a point in time.

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
The Company has updated the following disclosure of assets and liabilities for its consolidated VIEs to present combined totals, and has revised the amounts as of December 31, 2024 to reflect accurate comparative totals for the same relevant entities:

(In millions)	December 31, 2025	December 31, 2024
Other current and non-current assets	$1,031	$755
Property, plant and equipment	7,894	5,985
Total assets	$8,925	$6,740
Total liabilities	$2,594	$1,858
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
The carrying amount and estimated fair value of the Company’s recorded financial instrument not carried at fair market value or that does not approximate fair value is as follows:

	As of December 31, 2025		As of December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Liabilities:
Long-term debt, including current portion (a)	$8,676	$8,382	$7,237	$6,715

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

	As of December 31, 2025		As of December 31, 2024
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$2,032	$6,350	$1,922	$4,793
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheets. The following table presents assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2025		As of December 31, 2024
	Fair Value (a)		Fair Value (a)
(In millions)	Level 2 (b)	Level 3	Level 2 (b)	Level 3
Derivative assets
Energy-related commodity contracts (c)	$1	$13	$—	$9
Interest rate contracts	142	—	166	—
Other financial instruments (d)	—	7	—	10
Total assets	$143	$20	$166	$19
Derivative liabilities
Energy-related commodity contracts (e)	$—	$333	$—	$371
Interest rate contracts	27	—	—	—
Total liabilities	$27	$333	$—	$371

(a) There were no derivative assets or liabilities classified as Level 1 as of December 31, 2025 and 2024.
(b) The Company’s interest rate swaps are measured at fair value using an income approach, which use readily observable inputs, such as forward interest rates (e.g., SOFR) and contractual terms to estimate fair value.
(c) Includes short-term backbone transportation service contracts classified as Level 2 and heat rate call option contracts classified as Level 3.
(d) Includes SREC contract.
(e) Includes long-term power commodity contracts and heat rate call option contracts classified as Level 3. As of December 31, 2025 and 2024, $330 million and $366 million, respectively, related to long-term power commodity contracts, and $3 million and $5 million, respectively, related to heat rate call option contracts.
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs:

	Year ended December 31,
	2025	2024
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(352)	$(317)
Settlements	83	(2)
Total losses for the period included in earnings	(44)	(33)
Ending balance	$(313)	$(352)
Change in unrealized losses included in earnings for derivatives and other financial instruments held as of December 31,	$(44)	$(33)

Derivative and Financial Instruments Fair Value Measurements
The Company’s contracts are non-exchange-traded and valued using prices provided by external sources. The Company uses quoted observable forward prices to value its energy-related commodity contracts, which includes long-term power commodity contracts and heat rate call option contracts. To the extent that observable forward prices are not available, the quoted prices reflect the average of the forward prices from the prior year, adjusted for inflation. As of December 31, 2025, contracts valued with prices provided by models and other valuation techniques make up 8% of derivative assets, 93% of derivative liabilities and 100% of other financial instruments.
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
The following tables quantify the significant unobservable inputs used in developing the fair value of the Company’s Level 3 positions:

	December 31, 2025
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Long-term Power Commodity Contracts	$—	$330	Discounted Cash Flow	Forward Market Price ($ per MWh)	$34.04	$89.73	$56.51
Heat Rate Call Option Commodity Contracts	13	3	Option Model	Forward Market Price ($ per MWh)	$(29.26)	$260.77	$42.23
			Option Model	Forward Market Price ($ per MMBtu)	$0.92	$10.15	$3.02
Other Financial Instruments	7	—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	60,047 MWh	120,094 MWh	108,791 MWh

	December 31, 2024
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Long-term Power Commodity Contracts	$—	$366	Discounted Cash Flow	Forward Market Price ($ per MWh)	$21.60	$80.82	$45.44
Heat Rate Call Option Commodity Contracts	9	5	Option Model	Forward Market Price ($ per MWh)	$(19.30)	$1,011.79	$45.87
			Option Model	Forward Market Price $ (per MMBtu)	$0.85	$10.55	$3.25
Other Financial Instruments	10	—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	59,425 MWh	118,850 MWh	111,091 MWh

The following table provides the impact on the fair value measurements to increases/(decreases) in significant unobservable inputs as of December 31, 2025 and 2024:

Type	Significant Observable Input	Position	Change In Input	Impact on Fair Value Measurement
Energy-Related Commodity Contracts	Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
Energy-Related Commodity Contracts	Forward Market Price Gas	Sell	Increase/(Decrease)	Higher/(Lower)
Other Financial Instruments	Forecast Generation Levels	Sell	Increase/(Decrease)	Higher/(Lower)
The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the Net Exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the Net Exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of December 31, 2025, the non-performance reserve was a $16 million gain recorded primarily to total operating revenues in the consolidated statements of operations. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
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

Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments that may arise in connection with its non-recourse debt or a potential refinancing of its Senior Notes. As of December 31, 2025, the Company had interest rate derivative instruments extending through 2033, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.
Energy-Related Commodity Contracts
As of December 31, 2025, the Company had energy-related derivative instruments extending through 2033. At December 31, 2025, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative transactions broken out by commodity:

		Total Volume
		December 31, 2025	December 31, 2024
Commodity	Units	(In millions)
Power	MWh	(29)	(25)
Natural Gas	MMBtu	5	11
Interest	Dollars	$4,080	$1,769
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the consolidated balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$2	$5	$6	$—
Interest rate contracts long-term	29	22	21	—
Total Derivatives Designated as Cash Flow Hedges	$31	$27	$27	$—
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	$17	$30	$—	$—
Interest rate contracts long-term	94	109	—	—
Energy-related commodity contracts current	10	4	46	56
Energy-related commodity contracts long-term	4	5	287	315
Total Derivatives Not Designated as Cash Flow Hedges	$125	$148	$333	$371
Total Derivatives	$156	$175	$360	$371

The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty level. As of December 31, 2025 and 2024, the amount of outstanding collateral paid or received was immaterial. The following tables summarize the offsetting of derivatives by counterparty:

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2025	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Energy-related commodity contracts	(In millions)
Derivative assets	$14	$—	$14
Derivative liabilities	(333)	—	(333)
Total energy-related commodity contracts	$(319)	$—	$(319)
Interest rate contracts
Derivative assets	$142	$—	$142
Derivative liabilities	(27)	—	(27)
Total interest rate contracts	$115	$—	$115
Total derivative instruments	$(204)	$—	$(204)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2024	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Energy-related commodity contracts	(In millions)
Derivative assets	$9	$—	$9
Derivative liabilities	(371)	—	(371)
Total energy-related commodity contracts	$(362)	$—	$(362)
Interest rate contracts
Derivative assets	$166	$—	$166
Total interest rate contracts	$166	$—	$166
Total derivative instruments	$(196)	$—	$(196)

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the effects on the Company’s accumulated OCI (OCL) balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Year ended December 31,
	2025	2024	2023
	(In millions)
Accumulated OCI beginning balance	$14	$18	$24
Rosamond South I Drop Down (a)	(4)	—	—
Daggett 1 Drop Down (b)	(6)	—	—
Luna Valley Drop Down (c)	(8)	—	—
Pine Forest Drop Down (d)	5	—	—
Honeycomb Portfolio Drop Down (e)	(3)	—	—
Reclassified from accumulated OCI to income due to realization of previously deferred amounts	(2)	(1)	(4)
Mark-to-market of cash flow hedge accounting contracts	(1)	(3)	(2)
Accumulated (OCL) OCI ending balance, net of income tax (benefit) expense of $(1), $1 and $2, respectively	(5)	14	18
Accumulated OCI attributable to noncontrolling interests	—	11	11
Accumulated (OCL) OCI attributable to Clearway Energy, Inc.	$(5)	$3	$7
Losses expected to be realized from OCL during the next 12 months, net of income tax benefit of $2	$(4)

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
(e) Represents $2 million attributable to the Company and $1 million attributable to noncontrolling interests.
Amounts reclassified from accumulated OCI/OCL into income are recorded to interest expense.
Impact of Derivative Instruments on the Consolidated Statements of Operations
Mark-to-market gains/(losses) related to the Company’s derivatives are recorded in the consolidated statements of operations as follows:

	Year ended December 31,
	2025	2024	2023
	(In millions)
Interest Rate Contracts (Interest expense)	$(31)	$29	$(17)
Energy-Related Commodity Contracts (Mark-to-market for economic hedging activities included in Total operating revenues) (a)	(20)	(32)	23
Energy-Related Commodity Contracts (Mark-to-market for economic hedging activities included in Cost of operations) (b)	1	(2)	2

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

Note 8 — Intangible Assets
Intangible Assets — The Company’s intangible assets as of December 31, 2025 and 2024 primarily reflect intangible assets established from its business acquisitions and are comprised of the following:
•PPAs — Established predominantly with the acquisitions of the Alta Wind Portfolio, Tapestry, Laredo Ridge, Carlsbad Energy Center, Agua Caliente, the Utah Solar Portfolio, the Capistrano Wind Portfolio, Tuolumne and Catalina. These represent the fair value of the PPAs acquired. These are amortized on a straight-line basis, over the term of the PPA.
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
•Other — Consists of a) the acquisition date fair value of the contractual rights to a ground lease for South Trent and to utilize certain interconnection facilities for Blythe as well as land rights acquired in connection with the acquisition of Elbow Creek; b) development rights related to certain solar business acquisitions; c) purchased software for certain solar facilities; d) RECs acquired in connection with the acquisition of the Utah Solar Portfolio; and e) favorable land leases acquired in connection with the acquisition of the Utah Solar Portfolio.
The following tables summarize the components of intangible assets subject to amortization:

Year ended December 31, 2025	PPAs	Leasehold Rights	Emission Allowances	Other	Total
(In millions)
January 1, 2025	$3,265	$86	$17	$19	$3,387
Acquisitions (a)	351	—	—	—	351
Other	—	—	—	4	4
December 31, 2025	3,616	86	17	23	3,742
Less accumulated amortization	(1,322)	(46)	(6)	(8)	(1,382)
Net carrying amount	$2,294	$40	$11	$15	$2,360

(a) The weighted average life of acquired intangibles was 14 years for PPAs.

Year ended December 31, 2024	PPAs	Leasehold Rights	Emission Allowances	Other	Total
(In millions)
January 1, 2024	$3,265	$86	$17	$15	$3,383
Other	—	—	—	4	4
December 31, 2024	3,265	86	17	19	3,387
Less accumulated amortization	(1,140)	(42)	(5)	(7)	(1,194)
Net carrying amount	$2,125	$44	$12	$12	$2,193
The Company recorded amortization expense of $189 million, $184 million and $186 million during the years ended December 31, 2025, 2024 and 2023, respectively. Of these amounts, $183 million, $178 million and $181 million during the years ended December 31, 2025, 2024 and 2023, respectively, were related to the amortization of intangible assets for PPAs and were recorded to contract amortization expense, which reduced operating revenues in the consolidated statements of operations. The Company estimates the amortization expense for its intangibles for each of the next five years will be $200 million.

Note 9 — Asset Impairments
2023 Impairment Losses
During the fourth quarter of 2023, in preparation and review of its annual budget, the Company updated its long-term estimates of operating and capital expenditures and revised its assessment of long-term merchant power prices, which was primarily informed by present conditions and did not contemplate future policy changes, which could impact renewable energy power prices. The impairment analysis reviews certain qualitative factors as well as the results of long-term operating expectations and its carrying value to determine if impairment indicators are present. The impairment analysis indicated that the projected future cash flows for certain facilities within the Renewables & Storage segment no longer supported the recoverability of the carrying value of the related long-lived assets. As such, the Company recorded an impairment loss of $12 million, which primarily related to property, plant, and equipment to reflect the assets at fair market value. The fair value of the facilities was determined using an income approach by applying a discounted cash flow methodology to the updated long-term budgets for each respective plant. The income approach included key inputs such as forecasted merchant power prices, operations and maintenance expense, and discount rates. The resulting fair value is a Level 3 fair value measurement.
Note 10 — Long-term Debt
The Company’s borrowings, including short-term and long-term portions, consisted of the following:

	Maturity Date	December 31, 2025	December 31, 2024	Interest rate % (a)
		(In millions, except rates)
Senior Notes	2028-2032	$2,125	$2,125	3.750% - 4.750%
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility (b) (c)	2028	361	—	S+1.750%
Non-recourse facility-level debt:
Fixed rate	2031-2040	3,001	3,190	2.339% - 8.000%
Variable rate	2026-2033	3,187	1,920	S+1.375% - 2.750%
Total debt		8,674	7,235
Less current maturities		(708)	(430)
Less net debt issuance costs		(70)	(57)
Add premiums (d)		2	2
Total long-term debt		$7,898	$6,750

(a) As of December 31, 2025, S+ equals SOFR plus x%.
(b) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement, and only applies to outstanding borrowings.
(c) During January 2026, the Company repaid all of the outstanding borrowings under the revolving credit facility utilizing the proceeds from the sale of the 2034 Senior Notes, as further described below.
(d) Premiums relate to the 2028 Senior Notes.
The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of each respective arrangement. Under the facility-level financing arrangements, each facility is permitted to pay distributions out of available cash as long as certain conditions are satisfied, including that no default under the applicable arrangements has occurred and that each facility is otherwise in compliance with all relevant conditions under the financing agreements, including meeting required financial ratios, where applicable. The Company’s facility-level financing arrangements are non-recourse to the Company, thus, each facility pledges its underlying assets as collateral, and if a facility is in default under its financing arrangement, then the related lender could demand repayment of the facility’s obligations or enforce its security interests with respect to the pledged collateral.
As of December 31, 2025, the Company had $1,063 million in letters of credit outstanding, $96 million of which is related to the Company’s revolving credit facility. Also as of December 31, 2025, the Company was in compliance with all of the required covenants.

2034 Senior Notes
On January 13, 2026, Clearway Energy Operating LLC completed the sale of $600 million aggregate principal amount of senior unsecured notes due 2034, or the 2034 Senior Notes. The 2034 Senior Notes bear interest at 5.750% and mature on January 15, 2034. Interest on the 2034 Senior Notes is payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2026. The 2034 Senior Notes are unsecured obligations of Clearway Energy Operating LLC and are guaranteed by Clearway Energy LLC and by certain of Clearway Energy Operating LLC’s wholly-owned current and future subsidiaries. The net proceeds from the 2034 Senior Notes were used to repay $361 million in outstanding borrowings under the revolving credit facility and for general corporate purposes.
Facility-level Debt
Deriva Solar Portfolio
On February 5, 2026, in order to partially fund the third-party acquisition of the Deriva Solar Portfolio, which is expected to close in the first half of 2026, the Company, through its indirect subsidiary, Cardinal Investment Holdco LLC, entered into a financing agreement that provides for a term loan of up to $100 million and $119 million in letters of credit in support of debt service and facility obligations. The financing will be supported by the Company’s interest in the Deriva Solar Portfolio upon closing of the acquisition. Upon funding, the term loan will bear interest a rate of SOFR plus 2.00% per annum and will mature 364 days after the funding date.
Pine Forest
On June 10, 2025, as part of the acquisition of Pine Forest, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the facility’s financing agreement, which included a $103 million construction loan, a $102 million cash equity bridge loan, a $41 million tax equity bridge loan and a $275 million tax credit transfer bridge loan, offset by $6 million in unamortized debt issuance costs. A partial payment of $54 million was made on the cash equity bridge loan at acquisition date utilizing all of the proceeds from the Company, which were contributed back to the Company by CEG, and the third-party cash equity investor related to the Pine Forest TargetCo acquisition.
On December 17, 2025, when Pine Forest reached substantial completion, the Company paid $50 million to Clearway Renew as an additional purchase price, as further described in Note 3, Acquisitions and Dispositions, the third-party cash equity investor contributed $144 million, the Company contributed an additional $38 million for its Class A membership interests in Pine Forest TE HoldCo LLC and CEG contributed $49 million, which were utilized, along with the $9 million previously held in escrow, to repay the $100 million cash equity bridge loan, to repay the $41 million tax equity bridge loan, to partially repay $44 million of the tax credit transfer bridge loan, to fund $39 million in construction completion reserves, which is included in restricted cash on the Company’s consolidated balance sheet, and to pay $15 million in associated fees. Additionally, on December 17, 2025, the outstanding construction loans were converted to a term loan in the amount of $103 million that matures on December 17, 2030. Subsequent to the acquisition during 2025, the Company borrowed an additional $52 million in cash equity bridge loans.
In January 2026, the Company repaid the $231 million outstanding on the tax credit transfer bridge loan utilizing the proceeds received from the sale of transferable ITCs, as further described in Note 14, Income Taxes, and distributed the remaining $51 million to CEG.
Honeycomb Portfolio
On October 15, 2025, as part of the acquisition of the Honeycomb Portfolio, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the facility’s financing agreement, which included a $218 million construction loan that converts to a term loan at substantial completion, which is expected to occur in the first half of 2026, and a $234 million tax equity bridge loan, offset by $9 million in unamortized debt issuance costs. The tax equity bridge loan will be repaid at substantial completion with the final proceeds received from the tax equity investor, as well as the Company’s additional purchase price, along with the $59 million that was contributed into escrow by the tax equity investor at acquisition date, which is included in restricted cash on the Company’s consolidated balance sheet. Subsequent to the acquisition during 2025, the Company borrowed an additional $38 million in construction loans through December 31, 2025.
Daggett 1
On April 29, 2025, as part of the acquisition of Daggett 1, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the facility’s financing agreement, which included a $92 million construction loan and a $131 million tax equity bridge loan, offset by $3 million in unamortized debt issuance costs.

On September 19, 2025, when Daggett 1 reached substantial completion, the Company paid $42 million to Clearway Renew as additional purchase price, as further described in Note 3, Acquisitions and Dispositions, and the tax equity investor contributed an additional $108 million, which was utilized, along with the $38 million previously held in escrow and $31 million in construction loan proceeds, to repay the $131 million tax equity bridge loan, to fund $6 million in construction completion reserves, which is included in restricted cash on the Company’s consolidated balance sheet, and to pay $7 million in associated fees with the remaining $33 million distributed to CEG. Additionally, on September 19, 2025, the outstanding construction loans were converted to a term loan in the amount of $132 million that matures on September 19, 2030. Subsequent to the acquisition during 2025, the Company borrowed an additional $40 million in construction loans.
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
On September 4, 2025, when Luna Valley facility reached substantial completion, the Company paid $72 million to Clearway Renew as additional purchase price, as further described in Note 3, Acquisitions and Dispositions, the tax equity investor contributed an additional $114 million and CEG contributed $50 million, which were utilized, along with the $29 million previously held in escrow and $28 million in construction loan proceeds, to repay the $46 million cash equity bridge loan, to repay the $144 million tax equity bridge loan, to fund $22 million in construction completion reserves, which is included in restricted cash on the Company’s consolidated balance sheet, and to pay $9 million in associated fees. Additionally, on September 4, 2025, the outstanding construction loans were converted to a term loan in the amount of $195 million that matures on September 4, 2030. Subsequent to the acquisition during 2025, the Company borrowed an additional $51 million in construction loans.
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
On August 13, 2025, when Rosamond South I reached substantial completion, the Company paid $29 million to Clearway Renew as additional purchase price, as further described in Note 3, Acquisitions and Dispositions, the third-party cash equity investor contributed an additional $41 million and the tax equity investor contributed an additional $226 million, which were utilized, along with the $58 million previously held in escrow and $13 million in construction loan proceeds, to repay the $276 million tax equity bridge loan and to pay $9 million in associated fees with the remaining $53 million distributed to CEG. Additionally, on August 13, 2025, the outstanding construction loans were converted to a term loan in the amount of $228 million that matures on August 13, 2030. Subsequent to the acquisition during 2025, the Company borrowed an additional $49 million in construction loans and also received $46 million in contributions from CEG to pay for construction completion expenses.
Dan’s Mountain
On November 18, 2024, as part of the acquisition of Dan’s Mountain, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the facility’s financing agreement, which included a $77 million cash equity bridge loan and a $49 million tax equity bridge loan, offset by $1 million in unamortized debt issuance costs. A partial payment of $7 million was made on the cash equity bridge loan at acquisition date utilizing all of the proceeds from the Company, which were contributed back to the Company by CEG.

On May 21, 2025, when the Dan’s Mountain facility reached substantial completion, the Company paid $36 million to Clearway Renew as additional purchase price, as further described in Note 3, Acquisitions and Dispositions. Also on May 21, 2025, a third-party cash equity investor contributed $45 million to acquire the Class B membership interests in Dan’s Mountain TargetCo from Clearway Renew and the tax equity investor contributed an additional $90 million. The Company utilized the combined proceeds from the third-party cash equity and tax equity investors, along with the Company’s entire additional purchase price, which was contributed back to the Company by CEG, and the $18 million previously held in escrow, to repay the $91 million tax equity bridge loan, to repay the $70 million cash equity bridge loan and to pay $2 million in associated fees with the remaining $26 million distributed to CEG. Subsequent to the acquisition, the Company borrowed an additional $24 million in tax equity bridge loans during 2024 and $18 million in tax equity bridge loans during 2025. The Company also received $16 million in contributions from CEG to pay for construction completion expenses during 2025.
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
Cedro Hill Repowering
On December 12, 2023, the Company entered into a financing agreement for non-recourse debt for a total commitment of $254 million, which consists of construction loans, a tax equity bridge loan and a cash equity bridge loan, related to the repowering of the Cedro Hill wind facility. The Company’s initial borrowing of $165 million was utilized to repay the $72 million of outstanding principal under the original financing agreement, to pay $55 million to Clearway Renew for the future delivery of equipment, which was included in other non-current assets on the Company’s consolidated balance sheet, to pay $27 million to a third party for the future delivery of equipment, which was included in other non-current assets on the Company’s consolidated balance sheet, to pay a $4 million development services fee to Clearway Renew, to pay for $4 million in debt issuance costs that were deferred and to pay for $3 million in capital expenditures. During 2024, the $82 million of equipment was delivered, and therefore, was included in property, plant and equipment, net on the Company’s consolidated balance sheet as of December 31, 2024.
On December 27, 2024, when the repowering of the Cedro Hill wind facility reached substantial completion, tax equity investors contributed $152 million to acquire the Class A membership interests in Cedro Hill TE Holdco LLC, a tax equity fund that owns the Cedro Hill wind facility. The tax equity proceeds were utilized, along with $54 million in construction loan proceeds, to repay the $138 million tax equity bridge loan, the $16 million cash equity bridge loan, to fund $38 million in construction completion and related reserves, which was included in restricted cash on the Company’s consolidated balance sheet, to pay $11 million in construction invoices and to pay $4 million in associated fees with the remaining $26 million distributed to CEG. Also at substantial completion, the outstanding construction loans were converted to a term loan in the amount of $99 million. Under the new financing agreement, the Company borrowed $88 million during 2024.
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
On July 3, 2023, Rosie Class B LLC issued a loan to Clearway Renew, utilizing a portion of the loan proceeds under the amended financing agreement, in order to finance the construction of the BESS facility. On December 1, 2023, the Rosamond Central solar facility acquired the BESS facility from Clearway Renew for initial cash consideration of $70 million, as further described in Note 3, Acquisitions and Dispositions, and Clearway Renew utilized the funds to partially repay the loan.
On June 13, 2024, when the Rosamond Central BESS facility reached substantial completion, Clearway Renew repaid the $184 million outstanding loan balance owed to Rosie Class B LLC utilizing the additional purchase price of $279 million paid by the Company, as further described in Note 3, Acquisitions and Dispositions. The Company utilized the proceeds from Clearway Renew, along with $39 million held previously in escrow and $56 million of the Company’s additional purchase price that was contributed back to the Company by CEG, to repay the $186 million tax equity bridge loan, to distribute $44 million to the third-party cash equity investor, to fund $21 million in construction completion reserves, which was included in restricted cash on the Company’s consolidated balance sheet, and to pay $11 million in associated fees. Additionally, on June 13, 2024, the outstanding construction loans were converted to a term loan in the amount of $115 million. Under the amended financing agreement, the Company borrowed $271 million during 2023 and $30 million during 2024.
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
Victory Pass and Arica
On October 31, 2023, as part of the acquisition of Victory Pass and Arica, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the facility’s financing agreement, which included a $483 million cash equity bridge loan and a $385 million tax equity bridge loan, offset by $4 million in unamortized debt issuance costs. A partial payment of $133 million was made on the cash equity bridge loan at acquisition date utilizing all of the proceeds from the Company, which were contributed back to the Company by CEG, and the contribution from the third-party cash equity investor.
On May 1, 2024, when the facilities reached substantial completion, the Company paid $165 million to Clearway Renew as additional purchase price, as further described in Note 3, Acquisitions and Dispositions, the third-party cash equity investor contributed an additional $347 million, the tax equity investor contributed an additional $410 million and CEG contributed $52 million, which were utilized, along with $103 million held previously in escrow, to repay the $351 million cash equity bridge loan, to repay the $468 million tax equity bridge loan, to fund $75 million in construction completion reserves, which was included in restricted cash on the Company’s consolidated balance sheet, and to pay $18 million in associated fees. Subsequent to the acquisition, the Company borrowed an additional $22 million during 2023 and $62 million during 2024.

Cedar Creek
On April 16, 2024, as part of the acquisition of Cedar Creek, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the facility’s financing agreement, which included a $112 million construction loan, a $91 million cash equity bridge loan and a $109 million tax equity bridge loan, offset by $3 million in unamortized debt issuance costs. At acquisition date, the tax equity investor contributed $108 million, which was utilized, along with the Company’s entire purchase price that was contributed back to the Company by CEG, to repay the tax equity bridge loan, to repay the cash equity bridge loan, to partially repay $2 million in construction loans, to fund $16 million in construction completion reserves, which was included in restricted cash on the Company’s consolidated balance sheet, and to pay $6 million in associated fees. Also at acquisition date, the outstanding construction loans were converted to a term loan in the amount of $110 million.
Texas Solar Nova 1 and Texas Solar Nova 2
On December 28, 2023, as part of the acquisition of Texas Solar Nova 1, the Company assumed the facility’s financing agreement, which included a $90 million construction loan, $109 million cash equity bridge loan and $151 million tax equity bridge loan, offset by $1 million in unamortized debt issuance costs. At acquisition date, the tax equity investor contributed $148 million, which was utilized, along with the Company’s entire purchase price that was contributed back to the Company by CEG and the proceeds from the third-party cash equity investor, to repay the $109 million cash equity bridge loan, to repay the $151 million tax equity bridge loan, to fund $18 million in construction completion reserves, which was included in restricted cash on the Company’s consolidated balance sheet, and to pay $5 million in associated fees with the remaining $9 million distributed back to CEG. Also at acquisition date, the $90 million construction loan was converted into a term loan in the amount of $102 million, which includes an additional borrowing of $12 million.
On March 15, 2024, as part of the acquisition of Texas Solar Nova 2, as further described in Note 3, Acquisitions and Dispositions, the Company assumed the facility’s financing agreement, which included an $80 million term loan and a $115 million tax equity bridge loan, offset by $1 million in unamortized debt issuance costs. At acquisition date, the tax equity investor contributed $130 million, which was utilized, along with $9 million of the Company’s purchase price that was contributed back to the Company by CEG, to repay the $115 million tax equity bridge loan, to fund $19 million in construction completion reserves, which was included in restricted cash on the Company’s consolidated balance sheet, and to pay $4 million in associated fees.
Additionally, on March 15, 2024, Texas Solar Nova 1’s financing agreement was amended to merge the Texas Solar Nova 1 and Texas Solar Nova 2 term loans as a combined term loan under TSN1 Class B Member LLC.
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments that may arise in connection with its non-recourse facility level debt or any potential refinancing of its Senior Notes. The facility level debt swaps amortize in proportion to their respective loans and are floating for a fixed rate where the subsidiary pays its counterparty the equivalent of a fixed interest payment on a predetermined notional amount and will receive quarterly the equivalent of a floating interest payment based on the same notional amount. All interest rate swap payments by the subsidiary and its counterparty are made quarterly and the SOFR is determined in advance of each interest period.

The following table summarizes the swaps, some of which are forward starting as indicated, related to the Company’s facility level debt and the potential refinancing of its Senior Notes:

	% of Principal	Fixed Interest Rate	Floating Interest Rate	Notional Amount at December 31, 2025 (In millions)	Effective Date	Maturity Date
Avra Valley	85%	2.20%	SOFR	$23	March 31, 2023	January 31, 2031
Alta Wind Asset Management	100%	2.22%	SOFR	8	May 22, 2013	May 15, 2031
Buckthorn Solar	100%	2.63%	SOFR	100	April 9, 2025	July 31, 2043
Capistrano Portfolio Holdco	100%	Various	SOFR	106	October 24, 2024	September 30, 2033
Carlsbad Energy Holdings	100%	Various	SOFR	46	Various	September 30, 2027
Cedar Creek	100%	3.02%	SOFR	106	April 30, 2024	March 31, 2049
Cedro Hill	85%	Various	SOFR	77	Various	September 30, 2044
Clearway Energy Operating (a)	—%	Various	SOFR	1,093	Various	Various
Daggett 1	95%	Various	SOFR	126	Various	Various
Daggett 2	87%	Various	SOFR	134	March 29, 2024	March 31, 2043
Daggett 3	84%	Various	SOFR	181	September 30, 2024	September 30, 2043
Honeycomb Portfolio (a)	85%	Various	SOFR	694	Various	Various
Kansas South	75%	1.93%	SOFR	9	June 28, 2013	December 31, 2030
Luna Valley	95%	Various	SOFR	185	Various	Various
Mililani Class B	97%	Various	SOFR	85	Various	Various
NIMH Solar	100%	3.25%	SOFR	111	June 11, 2024	January 31, 2033
Oahu Solar	96%	2.47%	SOFR	72	November 30, 2019	October 31, 2040
Pine Forest	85%	Various	SOFR	88	November 28, 2025	March 31, 2050
Rosie Class B	93%	Various	SOFR	172	Various	Various
Rosie South	90%	Various	SOFR	206	Various	Various
South Trent	90%	Various	SOFR	13	Various	June 30, 2028
TSN1 Class B	96%	Various	SOFR	163	March 29, 2024	September 30, 2043
Viento Funding II	90%	2.53%	SOFR	129	Various	December 31, 2032
Tuolumne	100%	Various	SOFR	153	April 29, 2025	March 31, 2040
Total				$4,080

(a) As of December 31, 2025, the notional amount includes forward swaps that are not included in the percentage of outstanding principal disclosed.
Annual Maturities
Annual payments based on the maturities of the Company’s debt, for the years ending after December 31, 2025, are as follows:

(In millions)
2026 (a)	$1,139
2027	364
2028	2,022
2029	863
2030	995
Thereafter	3,291
Total	$8,674

(a) At December 31, 2025, amount includes $431 million of construction-related financings recorded in long-term debt on the Company’s consolidated balance sheet that is being funded through long-term equity contributions or is converting to long-term debt.
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

The reconciliation of the Company’s basic and diluted earnings per share is shown in the following table:

	Year Ended December 31,
	2025		2024		2023
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted income per share attributable to Clearway Energy, Inc. common stockholders
Net income attributable to Clearway Energy, Inc.	$49	$120	$26	$62	$23	$56
Weighted average number of common shares outstanding — basic and diluted	35	84	35	83	35	82
Earnings per weighted average common share — basic and diluted	$1.43	$1.43	$0.75	$0.75	$0.67	$0.67

(a) Net income attributable to Clearway Energy, Inc. and basic and diluted earnings per share might not recalculate due to presenting amounts in millions rather than whole dollars.
Note 12 — Stockholders’ Equity
At-the-Market Equity Offering Program, or the ATM Program
On August 6, 2025, the Company entered into an equity distribution agreement with Morgan Stanley & Co. LLC, BofA Securities, Inc., Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Wells Fargo Securities LLC, as sales agents. Pursuant to the terms of the agreement, the Company may offer and sell shares of its Class C common stock, from time to time through the sales agents, up to an aggregate sales price of $100 million through an at-the-market equity offering program, or ATM Program. During the year ended December 31, 2025, the Company sold 787,980 shares of Class C common stock under the ATM Program for gross proceeds of $25 million and incurred fees of less than $1 million, which were exchanged for 787,980 Class C units of Clearway Energy LLC. The net proceeds from the sale of shares under the ATM Program were used for general corporate purposes. As of December 31, 2025, approximately $75 million of Class C common stock remained available for issuance under the ATM Program.
Dividend Reinvestment and Direct Stock Purchase Plan, or DRIP/DSPP
On August 6, 2025, the Company adopted a DRIP and DSPP, under which the Company registered and reserved for issuance up to an aggregate of 3,300,000 shares of Class C common stock. Under the DRIP, holders of the Company’s Class C common stock can designate all or a portion of their cash dividends, when paid, to be reinvested in additional shares of the Company’s Class C common stock. The DSPP allows (i) plan participants and registered stockholders of the Company who are not plan participants to purchase shares of Class C common stock in the minimum amount of $50 per investment up to a maximum aggregate amount of $150,000 per calendar year; (ii) new investors who do not own shares of Class C common stock to purchase shares by making an initial minimum investment of $250, up to a maximum aggregate amount of $150,000 per calendar year; and (iii) plan participants, other registered stockholders and new investors to request a waiver from the Company to make optional cash investments in excess of the maximum aggregate amount of $150,000 per calendar year. During the year ended December 31, 2025, the Company issued 793,202 shares of Class C common stock under the DSPP for gross proceeds of $25 million and incurred fees of less than $1 million, which were exchanged for 793,202 Class C units of Clearway Energy LLC. The net proceeds from the sale of shares under the DSPP were used for general corporate purposes. As of December 31, 2025, approximately 2,506,798 shares of Class C common stock remained available for issuance under the DRIP/DSPP.
In January 2026, the Company issued 1,445,244 shares of Class C common stock under the DSPP for gross proceeds of $50 million and incurred fees of less than $1 million, which were exchanged for 1,445,244 Class C units of Clearway Energy LLC. As of January 31, 2026, approximately 1,061,554 shares Class C common stock remained available for issuance under the DRIP/DSPP.
Dividends to Class A and Class C common stockholders
The following tables list the dividends paid on the Company’s Class A and Class C common stock during the years ended December 31, 2025, 2024 and 2023:

	Fourth Quarter 2025	Third Quarter 2025	Second Quarter 2025	First Quarter 2025
Dividends per Class A share	$0.4528	$0.4456	$0.4384	$0.4312
Dividends per Class C share	0.4528	0.4456	0.4384	0.4312

	Fourth Quarter 2024	Third Quarter 2024	Second Quarter 2024	First Quarter 2024
Dividends per Class A share	$0.4240	$0.4171	$0.4102	$0.4033
Dividends per Class C share	0.4240	0.4171	0.4102	0.4033

	Fourth Quarter 2023	Third Quarter 2023	Second Quarter 2023	First Quarter 2023
Dividends per Class A share	$0.3964	$0.3891	$0.3818	$0.3745
Dividends per Class C share	0.3964	0.3891	0.3818	0.3745
Dividends on the Class A and Class C common stock are subject to available capital, market conditions and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
On February 17, 2026, the Company declared a quarterly dividend on its Class A and Class C common stock of $0.4602 per share payable on March 16, 2026 to stockholders of record as of March 2, 2026.
The Company has also authorized 10,000,000 shares of preferred stock, par value $0.01 per share. None of the shares of preferred stock have been issued.
Distributions to CEG
The following tables list the distributions paid to CEG during the years ended December 31, 2025, 2024 and 2023 on Clearway Energy LLC’s Class B and D units:

	Fourth Quarter 2025	Third Quarter 2025	Second Quarter 2025	First Quarter 2025
Distributions per Class B unit	$0.4528	$0.4456	$0.4384	$0.4312
Distributions per Class D unit	0.4528	0.4456	0.4384	0.4312

	Fourth Quarter 2024	Third Quarter 2024	Second Quarter 2024	First Quarter 2024
Distributions per Class B unit	$0.4240	$0.4171	$0.4102	$0.4033
Distributions per Class D unit	0.4240	0.4171	0.4102	0.4033

	Fourth Quarter 2023	Third Quarter 2023	Second Quarter 2023	First Quarter 2023
Distributions per Class B unit	$0.3964	$0.3891	$0.3818	$0.3745
Distributions per Class D unit	0.3964	0.3891	0.3818	0.3745
The portion of the distributions paid by Clearway Energy LLC to CEG is recorded as a reduction to the Company’s noncontrolling interest balance. The portion of the distributions paid by Clearway Energy LLC to the Company was utilized to fund the dividends to the Class A and Class C common stockholders described above.
In addition to the quarterly distributions paid to CEG, on June 10, 2025, Clearway Energy LLC distributed an additional $7 million to CEG, representing CEG’s pro-rata share of distributions related to the Company’s $9 million contribution through Pine Forest TE Class A, an indirect subsidiary of the Company, to acquire the Class A membership interests in Pine Forest TE HoldCo LLC, as further described in Note 3, Acquisitions and Dispositions. On December 17, 2025, Clearway Energy LLC distributed an additional $12 million to CEG, representing CEG’s pro-rata share of distributions related to $16 million of the Company’s $38 million additional contribution through Pine Forest TE Class A to complete its acquisition of the Class A membership interests in Pine Forest TE HoldCo LLC, as further described in Note 3, Acquisitions and Dispositions.
On February 17, 2026, Clearway Energy LLC declared a quarterly distribution on its Class B and Class D units of $0.4602 per unit payable on March 16, 2026 to unit holders of record as of March 2, 2026.

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
Approximately 58% of the Company’s operating revenues and 45% of the Company’s assets relate to operations located in California. Also, the Company generated more than 10% of its revenues from the following customers for the years ended December 31, 2025, 2024 and 2023:

	2025		2024		2023
Customer	Flexible Generation	Renewables & Storage	Flexible Generation	Renewables & Storage	Flexible Generation	Renewables & Storage
SCE	7%	15%	7%	17%	11%	13%
PG&E	2%	14%	3%	14%	4%	13%

	Year ended December 31, 2025
(In millions)	Flexible Generation	Renewables & Storage	Corporate (a)	Total
Operating revenues	$291	$1,138	$—	$1,429
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	109	421	—	530
Depreciation, amortization and accretion	112	570	—	682
General and administrative	—	—	41	41
Transaction and integration costs	—	—	16	16
Operating income (loss)	70	147	(57)	160
Equity in earnings of unconsolidated affiliates	1	30	—	31
Other income, net	4	22	3	29
Loss on debt extinguishment	—	(8)	—	(8)
Interest expense	(35)	(252)	(100)	(387)
Income (loss) before income taxes	40	(61)	(154)	(175)
Income tax (benefit) expense	—	(1)	57	56
Net Income (Loss)	40	(60)	(211)	(231)
Less: Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	—	(560)	160	(400)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$40	$500	$(371)	$169
Balance Sheet
Equity investments in affiliates	$72	$219	$—	$291
Capital expenditures (b)	9	187	—	196
Total Assets	$1,803	$14,557	$295	$16,655

(a) Includes eliminations.
(b) Includes accruals.

	Year ended December 31, 2024
(In millions)	Flexible Generation	Renewables & Storage	Corporate (a)	Total
Operating revenues	$342	$1,029	$—	$1,371
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	137	367	(3)	501
Depreciation, amortization and accretion	115	512	—	627
General and administrative	—	—	39	39
Transaction and integration costs	—	—	8	8
Operating income (loss)	90	150	(44)	196
Equity in earnings of unconsolidated affiliates	3	32	—	35
Other income, net	6	31	11	48
Loss on debt extinguishment	—	(5)	—	(5)
Interest expense	(35)	(176)	(96)	(307)
Income (loss) before income taxes	64	32	(129)	(33)
Income tax expense	—	1	29	30
Net Income (Loss)	64	31	(158)	(63)
Less: Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	—	(236)	85	(151)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$64	$267	$(243)	$88
Balance Sheet
Equity investments in affiliates	$75	$234	$—	$309
Capital expenditures (b)	9	179	—	188
Total Assets	$1,933	$12,236	$160	$14,329

(a) Includes eliminations.
(b) Includes accruals.

	Year ended December 31, 2023
(In millions)	Flexible Generation	Renewables & Storage	Corporate (a)	Total
Operating revenues	$420	$894	$—	$1,314
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	154	321	(2)	473
Depreciation, amortization and accretion	129	397	—	526
Impairment losses	—	12	—	12
General and administrative	—	—	36	36
Transaction and integration costs	—	—	4	4
Operating income (loss)	137	164	(38)	263
Equity in earnings of unconsolidated affiliates	3	9	—	12
Other income, net	4	24	24	52
Loss on debt extinguishment	—	(6)	—	(6)
Interest expense	(35)	(205)	(97)	(337)
Income (loss) before income taxes	109	(14)	(111)	(16)
Income tax benefit	—	(2)	—	(2)
Net Income (Loss)	109	(12)	(111)	(14)
Less: Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	—	(162)	69	(93)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$109	$150	$(180)	$79

(a) Includes eliminations.

Note 14 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following amounts:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Current
U.S. Federal	$(1)	$1	$(13)
State	5	4	(2)
Total — current	4	5	(15)
Deferred
U.S. Federal	$42	$22	$13
State	10	3	—
Total — deferred	52	25	13
Total income tax expense (benefit)	$56	$30	$(2)
As of December 31, 2024, the Company elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate in accordance with the guidance in ASU 2023-09:

	Year Ended December 31,		Year Ended December 31,
	2025		2024
	(In millions, except percentages)		(In millions, except percentages)
Loss Before Income Taxes	$(175)		$(33)

Tax at 21%	(37)	21.1%	(7)	21.0%
State taxes, net of federal benefit (a)	12	(6.8)%	6	(18.2)%
Tax credits	(1)	0.6%	(4)	12.1%
Nontaxable/nondeductible items:
HLBV impact	84	(48.0)%	32	(96.9)%
Tax credit sales, net	(3)	1.7%	—	—%
Employee share-based payments	—	—%	2	(6.0)%
Other	1	(0.6)%	1	(2.9)%
Income tax expense	$56	(32.0)%	$30	(90.9)%
Effective income tax rate	(32.0)%		(90.9)%

(a) State taxes in California made up the majority of the tax effect in this category.

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate in accordance with the guidance prior to the adoption of ASU 2023-09:

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
For the years ended December 31, 2025 and 2024, the overall effective tax rate was different than the statutory rate of 21% primarily due to the allocation of taxable earnings and losses based on the partners’ interest in Clearway Energy LLC, which includes the effects of applying the HLBV method of accounting for book purposes for certain partnerships.
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
The temporary differences, which gave rise to the Company’s deferred tax balances consisted of the following:

	As of December 31,
	2025	2024
	(In millions)
Deferred tax liabilities:
Investment in projects	$245	$191
Total deferred tax liabilities	245	191
Deferred tax assets:
Interest expense disallowance carryforward - Investment in Projects	$24	$18
Production tax credits	12	16
Investment tax credits	6	7
Investment tax credits subject to transferability	304	—
U.S. Federal net operating loss carryforwards	44	58
State net operating loss carryforwards	7	7
Total deferred tax assets	397	106
Valuation allowance	(25)	(4)
Total deferred tax assets, net of valuation allowance	372	102
Net deferred non-current tax asset (liability)	$127	$(89)
Tax Receivable
As of December 31, 2025, the Company had a $5 million tax receivable.

Deferred Tax Balances and Valuation Allowance
Net deferred tax balances — As of December 31, 2025 and 2024, the Company recorded a net deferred tax asset of $127 million and a net deferred tax liability of $89 million, respectively. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income, which includes the future reversal of existing taxable temporary differences to realize deferred tax assets. The Company considered the profit before tax generated in recent years as well as projections of future earnings and estimates of taxable income in arriving at this conclusion. The Company believes that $4 million of existing state NOLs, based on forecasted future earnings and estimated taxable income, will expire unutilized, resulting in the recording of a valuation allowance.
NOL and Tax Credit carryforwards — As of December 31, 2025, the Company had tax-effected domestic NOL carryforwards for federal income tax purposes of $44 million. Additionally, the Company has a cumulative tax-effected state NOL carryforward of $7 million, which will expire between 2026 and 2042 if unutilized. In addition, the Company has PTC and ITC carryforward balances totaling $18 million, which will expire between 2036 and 2045 if unutilized.
Tax Credits
As of December 31, 2025, the Company’s accumulated deferred ITCs are $289 million, including $283 million, which is net of a $21 million valuation allowance, subject to credit transferability and included in other non-current liabilities on the Company’s consolidated balance sheet. During the year ended December 31, 2025, the Company received $3 million from the transfer of PTCs and ITCs. In January 2026, the Company received $282 million in cash proceeds from the sale of ITCs earned by the Pine Forest facility to third parties pursuant to tax credit transfer agreements, as further described in Note 10, Long-term Debt.
Income Tax Payments, Net of Refunds
During each of the years ended December 31, 2025 and 2024, the Company paid $1 million in federal income taxes. Additionally, the amount paid in state income taxes, net of refunds received, was immaterial for each of the years ended December 31, 2025 and 2024.
Unrecognized Tax Benefits
The Company has unrecognized tax benefits with an after-tax value of $19 million and zero as of December 31, 2025 and 2024, respectively. The increase is due to seeking state income tax refunds with respect to prior year tax returns. If recognized, the position would impact the effective tax rate. No material interest or penalties have been recorded as of December 31, 2025 and 2024.
The following table summarizes the Company’s unrecognized tax benefits activity:

(In millions)
Balance as of December 31, 2024	$—
Increase due to prior year positions	19
Balance as of December 31, 2025	$19
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
Master Development Services Agreement with Clearway Renew
On December 22, 2025, the Company entered into a master development services agreement with Clearway Renew under which Clearway Renew will provide pre-construction development, construction management and asset management services in connection with future approved repowerings of the Company’s facilities. The Company did not incur any expenses under this agreement for the year ended December 31, 2025.

Goat Mountain Development Services Agreement with Clearway Renew
On July 23, 2025, the Company entered into a development services agreement with Clearway Renew under which Clearway Renew will provide pre-construction development, construction management and asset management services in connection with the repowering of the Goat Mountain wind facility, which is located in Sterling City, Texas. Contingent upon achieving repowering commercial operations in 2027, the 306 MW facility will sell power to an investment-grade counterparty under a new 15-year PPA. In connection with the agreement, on December 12, 2025, the Company paid Clearway Renew $27 million, of which $25 million is related to the future delivery of equipment and is included in other non-current assets on the Company’s consolidated balance sheet, and $2 million is related to capital expenditures.
O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various wholly-owned subsidiaries of the Company in the Renewables & Storage segment are party to services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, services to these subsidiaries. The Company incurred total expenses for these services of $82 million for each of the years ended December 31, 2025 and 2024, and $73 million for the year ended December 31, 2023, included in cost of operations in the consolidated statements of operations. There was a balance of $8 million and $12 million due to RENOM as of December 31, 2025 and 2024, respectively.
Administrative Services Agreements by and between the Company and CEG
Various wholly-owned subsidiaries of the Company are parties to services agreements with Clearway Asset Services LLC and Clearway Solar Asset Management LLC, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company’s subsidiaries. The Company incurred expenses under these agreements of $26 million, $22 million and $20 million for the years ended December 31, 2025, 2024 and 2023, respectively, included in cost of operations in the consolidated statements of operations. There was a balance of $3 million due to CEG as of December 31, 2025 and 2024.

CEG Master Services Agreement
The Company, along with certain of its subsidiaries, is a party to the CEG Master Services Agreement, pursuant to which CEG and certain of its affiliates or third-party service providers provide certain services to the Company, including operational and administrative services, which include human resources, information systems, cybersecurity, external affairs, accounting, procurement and risk management services, and, effective on January 1, 2025, accounting, internal audit, tax, legal and treasury services, in exchange for the payment of fees in respect of such services. Until January 1, 2025, the Company provided certain services to CEG under a separate Master Services Agreement, including accounting, internal audit, tax and treasury services, in exchange for the payment of fees in respect of such services. Effective January 1, 2025, the Company directly bears all labor costs for certain employees of CEG who perform work on behalf of the Company.
The Company incurred net expenses under the CEG Master Services Agreement of $24 million, $6 million and $5 million for the years ended December 31, 2025, 2024 and 2023, respectively, included in general and administrative in the consolidated statements of operations. There was a balance of zero and $5 million due to CEG as of December 31, 2025 and 2024, respectively.
Note 16 — Contingencies
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
Lease expense was comprised of the following:

	Year Ended December 31,
(In millions)	2025	2024	2023
Operating lease cost - Fixed	$51	$31	$40
Operating lease cost - Variable	15	12	11
Total lease cost	$66	$43	$51
Operating lease information was as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Cash paid for operating leases	$50	$34	$30

(In millions, except term and rate)	December 31, 2025	December 31, 2024
Right-of-use assets - operating leases, net (a)	$714	$547

Short-term lease liability - operating leases (b)	$20	$10
Long-term lease liability - operating leases (a)	796	569
Total lease liabilities	$816	$579

Weighted average remaining lease term (in years)	25	26
Weighted average discount rate	5.7%	4.5%

(a) Increases in right-of-use assets and long-term lease liabilities are primarily due to third-party acquisitions, as further described in Note 3, Acquisitions and Dispositions.
(b) Short-term lease liability balances are included within the accrued expenses and other current liabilities line item of the consolidated balance sheets as of December 31, 2025 and 2024.

Minimum future rental payments of operating lease liabilities as of December 31, 2025 are as follows:

(In millions)
2026	$63
2027	63
2028	64
2029	62
2030	63
Thereafter	1,214
Total lease payments	1,529
Less imputed interest	(713)
Total lease liability - operating leases	$816
The Company is party to various land lease agreements with wholly-owned subsidiaries of CEG that are accounted for as operating leases. The following table summarizes the land lease agreements:

(In millions)	Right-of-use assets, net	Long-term lease liabilities	Lease expiration
As of December 31, 2025
Daggett 2	$22	$23	June 30, 2058
Daggett 3	29	34	December 18, 2062
Luna Valley	16	19	September 23, 2058
Mililani I	18	21	March 31, 2057
Oahu Solar (a)	17	19	August 1, 2057
Rosamond Central (a)	10	12	March 31, 2056
Rosamond South I	14	16	September 30, 2058

As of December 31, 2024
Daggett 2	$22	$23	June 30, 2058
Daggett 3	30	34	December 18, 2062
Mililani I	18	21	March 31, 2057
Oahu Solar (a)	17	19	August 1, 2057
Rosamond Central (a)	11	12	March 31, 2056

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

The following amounts of energy, capacity and other revenues are related to the Company’s operating leases:

	Flexible Generation	Renewables & Storage	Total
December 31, 2025	(In millions)
Energy revenue	$2	$783	$785
Capacity revenue	113	63	176
Operating revenues	$115	$846	$961

	Flexible Generation	Renewables & Storage	Total
December 31, 2024	(In millions)
Energy revenue	$3	$817	$820
Capacity revenue	110	43	153
Operating revenues	$113	$860	$973

	Flexible Generation	Renewables & Storage	Total
December 31, 2023	(In millions)
Energy revenue	$4	$760	$764
Capacity revenue	249	20	269
Other revenues (a)	21	—	21
Operating revenues	$274	$780	$1,054

(a) On May 31, 2023, the Marsh Landing Black Start addition reached commercial operations and the Company receives an annual fixed fee over a five-year term under the related agreement. The agreement was determined to be a sales-type lease resulting in the Company recording a lease receivable of $21 million included in total operating revenues, offset by net investment costs of $13 million included in cost of operations, resulting in a net pre-tax profit of $8 million. The lease receivable is included in other current and non-current assets on the Company’s consolidated balance sheet.
Minimum future rent payments the Company expects to receive for the remaining periods related to various facility operating leases as of December 31, 2025 were as follows:

(In millions)
2026	$214
2027	215
2028	213
2029	211
2030	212
Thereafter	1,918
Total lease payments	$2,983
Property, plant and equipment, net related to the Company’s operating leases were as follows:

(In millions)	December 31, 2025	December 31, 2024
Property, plant and equipment	$6,642	$6,284
Accumulated depreciation	(2,520)	(2,276)
Net property, plant and equipment	$4,122	$4,008
Note 18 — Revision of Previously Issued Unaudited Financial Information (Unaudited)
During the fourth quarter of 2025, the Company’s management identified errors related to certain calculations of hypothetical liquidation at book value (HLBV) accounting used to allocate net income (loss) to the Company’s redeemable noncontrolling interests and noncontrolling interests in tax equity partnerships in each of the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025. The Company evaluated the materiality of the errors in accordance with Staff Accounting Bulletins No. 99 and No. 108 of the SEC and concluded that the errors were immaterial to all previously reported periods and did not require restatement of any previously issued financial statements.

The corrections had no impact on the Company’s consolidated net income (loss) or its consolidated statements of cash flows contained in the Company’s previously issued Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025. The Company will revise prior period financial information, including the corresponding notes to the financial statements, related to the errors contained in its previously issued Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025, the next time the respective periods are presented.
A summary of the corrections to the impacted financial statement line items is presented below:

	Three months ended March 31, 2025
(in millions, except per share amount)	As Previously Reported	Adjustments	As Revised
	(Unaudited)
Consolidated Statement of Operations
Net loss attributable to noncontrolling interests	$(108)	$7	$(101)
Net income (loss) attributable to Clearway Energy, Inc.	4	(7)	(3)
Earnings (loss) per weighted average Class A and Class C common share - basic and diluted	$0.03	$(0.05)	$(0.02)
Consolidated Statement of Comprehensive Income (Loss)
Comprehensive loss attributable to noncontrolling interests	$(111)	$7	$(104)
Comprehensive income (loss) attributable to Clearway Energy, Inc.	$2	$(7)	$(5)
Consolidated Balance Sheet (As of March 31, 2025)
Retained earnings	$207	$(7)	$200
Noncontrolling interest	3,477	7	3,484
Total Stockholders’ Equity	$5,420	$—	$5,420
Consolidated Statements of Stockholders’ Equity
Retained Earnings:
Net income (loss)	$4	$(7)	$(3)
Retained Earnings at March 31, 2025	$207	$(7)	$200
Noncontrolling Interest:
Net loss	$(108)	$7	$(101)
Noncontrolling Interest at March 31, 2025	$3,477	$7	$3,484

	Three months ended June 30, 2025			Six months ended June 30, 2025
(in millions, except per share amount)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(Unaudited)			(Unaudited)
Consolidated Statement of Operations
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(21)	$3	$(18)	$(129)	$10	$(119)
Net income attributable to Clearway Energy, Inc.	33	(3)	30	37	(10)	27
Earnings per weighted average Class A and Class C common share - basic and diluted	$0.28	$(0.03)	$0.25	$0.31	$(0.08)	$0.23
Consolidated Statement of Comprehensive Income
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(30)	$3	$(27)	$(141)	$10	$(131)
Comprehensive income attributable to Clearway Energy, Inc.	$29	$(3)	$26	$31	$(10)	$21
Consolidated Balance Sheet (As of June 30, 2025)
Redeemable noncontrolling interest in subsidiaries	$38	$7	$45
Retained earnings	188	(10)	178
Noncontrolling interest	3,693	3	3,696
Total Stockholders’ Equity	$5,542	$(7)	$5,535
Consolidated Statements of Stockholders’ Equity
Retained Earnings:
Net income	$33	$(3)	$30
Retained Earnings at June 30, 2025	$188	$(10)	$178
Noncontrolling Interest:
Net loss	$(8)	$(4)	$(12)
Noncontrolling Interest at June 30, 2025	$3,693	$3	$3,696

	Three months ended September 30, 2025			Nine months ended September 30, 2025
(in millions, except per share amount)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(Unaudited)
Consolidated Statement of Operations
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(176)	$4	$(172)	$(305)	$14	$(291)
Net income attributable to Clearway Energy, Inc.	236	(4)	232	273	(14)	259
Earnings per weighted average Class A and Class C common share - basic and diluted	$2.00	$(0.03)	$1.97	$2.32	$(0.12)	$2.20
Consolidated Statement of Comprehensive Income
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(178)	$4	$(174)	$(319)	$14	$(305)
Comprehensive income attributable to Clearway Energy, Inc.	$233	$(4)	$229	$264	$(14)	$250
Consolidated Balance Sheet (As of September 30, 2025)
Redeemable noncontrolling interest in subsidiaries	$74	$30	$104
Retained earnings	372	(14)	358
Noncontrolling interest	3,666	(16)	3,650
Total Stockholders’ Equity	$5,715	$(30)	$5,685
Consolidated Statements of Stockholders’ Equity
Retained Earnings:
Net income	$236	$(4)	$232
Retained Earnings at September 30, 2025	$372	$(14)	$358
Noncontrolling Interest:
Net income (loss)	$9	$(19)	$(10)
Noncontrolling Interest at September 30, 2025	$3,666	$(16)	$3,650

                                                 Schedule I
Clearway Energy, Inc. (Parent)
Condensed Financial Statements
Condensed Statements of Operations

	Year ended December 31,
(In millions)	2025	2024	2023
Total operating costs and expenses	$1	$1	$1
Equity in losses of consolidated subsidiaries	(173)	(33)	(13)
Total other expense, net	(173)	(33)	(13)
Loss Before Income Taxes	(174)	(34)	(14)
Income tax expense	57	29	—
Net Loss	(231)	(63)	(14)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(400)	(151)	(93)
Net Income Attributable to Clearway Energy, Inc.	$169	$88	$79
See accompanying notes to condensed financial statements.

Schedule I
Clearway Energy, Inc. (Parent)
Condensed Balance Sheets

	December 31,	December 31,
	2025	2024
ASSETS	(In millions)

Current Assets
Accounts receivable — affiliates	$—	$4
Note receivable — Clearway Energy Operating LLC	6	—
Other current assets	5	9
Other Assets
Investment in consolidated subsidiaries	5,903	5,642
Deferred income taxes	172	—
Other non-current assets	55	—
Total Assets	$6,141	$5,655
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other Liabilities
Deferred income taxes	$44	$87
Other non-current liabilities	286	4
Total Liabilities	330	91
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 203,773,674 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 84,844,929, Class D 41,576,142) at December 31, 2025 and 202,147,579 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 82,833,226, Class D 41,961,750) at December 31, 2024	1	1
Additional paid-in capital	1,715	1,805
Retained earnings	213	254
Accumulated other comprehensive (loss) income	(5)	3
Noncontrolling interest	3,887	3,501
Total Stockholders’ Equity	5,811	5,564
Total Liabilities and Stockholders’ Equity	$6,141	$5,655
See accompanying notes to condensed financial statements.

Schedule I
Clearway Energy, Inc. (Parent)
Condensed Statements of Cash Flows

	Year ended December 31,
	2025	2024	2023
	(In millions)
Net Cash Used in Operating Activities	$(1)	$(2)	$(31)
Cash Flows from Investing Activities
Investments in consolidated affiliates	(41)	—	—
Cash advances for notes receivable — affiliate	(8)	—	—
Cash received from notes receivable — affiliate	2	1	1
Net Cash (Used in) Provided by Investing Activities	(47)	1	1
Cash Flows from Financing Activities
Proceeds from the issuance of Class C common stock	48	—	—
Cash received from Clearway Energy LLC for tax-related distributions	—	1	30
Cash received from Clearway Energy LLC for the payment of dividends	209	194	180
Payment of dividends	(209)	(194)	(180)
Net Cash Provided by Financing Activities	48	1	30
Net Change in Cash	—	—	—
Cash at Beginning of Period	—	—	—
Cash at End of Period	$—	$—	$—
See accompanying notes to condensed financial statements.

Schedule I
Clearway Energy, Inc. (Parent)
Notes to Condensed Financial Statements
Note 1 — Background and Basis of Presentation
Background
Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, is a publicly-traded energy infrastructure investor with a focus on investments in clean energy and owner of modern, sustainable and long-term contracted assets across North America. The Company is sponsored by Clearway Energy Group LLC, or CEG.
The Company is one of the largest owners of clean energy generation assets in the U.S. The Company’s portfolio comprises approximately 12.9 GW of gross capacity in 27 states, including approximately 10.1 GW of wind, solar and battery energy storage systems, or BESS, and approximately 2.8 GW of dispatchable combustion-based power generation assets included in the Flexible Generation segment that provide critical grid reliability services. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets.
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
As of December 31, 2025, the Company owned 58.62% of the economic interests of Clearway Energy LLC, with CEG owning 41.38% of the economic interests of Clearway Energy LLC.
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
Note 3 — Contingencies and Guarantees
See Note 14, Income Taxes, and Note 16, Contingencies, to the Company’s consolidated financial statements for a detailed discussion of Clearway Energy, Inc.’s contingencies.
Note 4 — Dividends
Cash distributions paid to Clearway Energy, Inc. by its subsidiary, Clearway Energy LLC, were $209 million, $194 million and $180 million for the years ended December 31, 2025, 2024, and 2023, respectively.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2025, 2024, and 2023

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Period
Income tax valuation allowance, deducted from deferred tax assets
Year Ended December 31, 2025	$4	$—	$21	$25
Year Ended December 31, 2024	4	—	—	4
Year Ended December 31, 2023	1	3	—	4

EXHIBIT INDEX

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of Clearway Energy, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 10-Q filed on May 4, 2020.
3.2	Fourth Amended and Restated Bylaws of Clearway Energy, Inc., dated August 31, 2018.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 5, 2018.
4.1	Fourth Amended and Restated Limited Liability Company Agreement of NRG Yield LLC, dated as of August 31, 2018, by and between NRG Yield, Inc. and Zephyr Renewables LLC.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 5, 2018.
4.2	Specimen Class A Common Stock Certificate.	Incorporated herein by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.
4.3	Specimen Class C Common Stock Certificate.	Incorporated herein by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.
4.4	Indenture, dated December 11, 2019, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 12, 2019.
4.5	Form of 4.750% Senior Notes due 2028.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 12, 2019.
4.6	First Supplemental Indenture, dated as of January 6, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 8, 2020.
4.7	Second Supplemental Indenture, dated as of February 26, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 3, 2020.
4.8	Third Supplemental Indenture, dated as of July 17, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 21, 2020.
4.9	Fourth Supplemental Indenture, dated as of August 17, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 20, 2020.
4.10	Fifth Supplemental Indenture, dated as of November 18, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 19, 2020.
4.11	Sixth Supplemental Indenture, dated as of December 1, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 4, 2020.
4.12	Seventh Supplemental Indenture, dated as of December 23, 2020, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 29, 2020.
4.13	Eighth Supplemental Indenture, dated as of February 3, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 5, 2021.
4.14	Indenture, dated March 9, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.15	Form of 3.750% Senior Notes due 2031.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.16	Ninth Supplemental Indenture, dated as of May 14, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 19, 2021.
4.17	First Supplemental Indenture, dated as of May 14, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 19, 2021.
4.18	Indenture, dated October 1, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 1, 2021.
4.19	Form of 3.750% Senior Notes due 2032.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 1, 2021.

Number	Description	Method of Filing
4.20	Tenth Supplemental Indenture, dated as of October 7, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 8, 2021.
4.21	Second Supplemental Indenture, dated as of October 7, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 8, 2021.
4.22	First Supplemental Indenture, dated as of October 7, 2021, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 8, 2021.
4.23	Eleventh Supplemental Indenture, dated as of May 25, 2022, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2022.
4.24	Third Supplemental Indenture, dated as of May 25, 2022, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 1, 2022.
4.25	Second Supplemental Indenture, dated as of May 25, 2022, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 1, 2022.
4.26	Twelfth Supplemental Indenture, dated as of February 14, 2023, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 21, 2023.
4.27	Fourth Supplemental Indenture, dated as of February 14, 2023, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 21, 2023.
4.28	Third Supplemental Indenture, dated as of February 14, 2023, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 21, 2023.
4.29	Thirteenth Supplemental Indenture, dated as of August 4, 2023, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Filed herewith.
4.30	Fifth Supplemental Indenture, dated as of August 4, 2023, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Filed herewith.
4.31	Fourth Supplemental Indenture, dated as of August 4, 2023, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Filed herewith.
4.32	Fourteenth Supplemental Indenture, dated as of November 13, 2023, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Filed herewith.
4.33	Sixth Supplemental Indenture, dated as of November 13, 2023, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Filed herewith.
4.34	Fifth Supplemental Indenture, dated as of November 13, 2023, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Filed herewith.
4.35	Fifteenth Supplemental Indenture, dated as of May 30, 2024, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Filed herewith.
4.36	Seventh Supplemental Indenture, dated as of May 30, 2024, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Filed herewith.
4.37	Sixth Supplemental Indenture, dated as of May 30, 2024, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Filed herewith.
4.38	Sixteenth Supplemental Indenture, dated as of July 17, 2024, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Filed herewith.
4.39	Eighth Supplemental Indenture, dated as of July 17, 2024, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Filed herewith.
4.40	Seventh Supplemental Indenture, dated as of July 17, 2024, among Clearway Energy Operating LLC, the guarantors named therein and Delaware Trust Company.	Filed herewith.

Number	Description	Method of Filing
4.41
Seventeenth Supplemental Indenture, dated as of October 30, 2024, among Clearway Energy Operating LLC, the guarantors named therein and CSC Delaware Trust Company (formerly known as Delaware Trust Company).
Filed herewith.
4.42	Ninth Supplemental Indenture, dated as of October 30, 2024, among Clearway Energy Operating LLC, the guarantors named therein and CSC Delaware Trust Company (formerly known as Delaware Trust Company).	Filed herewith.
4.43
Eighth Supplemental Indenture, dated as of October 30, 2024, among Clearway Energy Operating LLC, the guarantors named therein and CSC Delaware Trust Company (formerly known as Delaware Trust Company).
Filed herewith.
4.44
Eighteenth Supplemental Indenture, dated as of January 13, 2025, among Clearway Energy Operating LLC, the guarantors named therein and CSC Delaware Trust Company (formerly known as Delaware Trust Company).
Filed herewith.
4.45	Tenth Supplemental Indenture, dated as of January 13, 2025, among Clearway Energy Operating LLC, the guarantors named therein and CSC Delaware Trust Company (formerly known as Delaware Trust Company).	Filed herewith.
4.46	Ninth Supplemental Indenture, dated as of January 13, 2025, among Clearway Energy Operating LLC, the guarantors named therein and CSC Delaware Trust Company (formerly known as Delaware Trust Company).	Filed herewith.
4.47
Nineteenth Supplemental Indenture, dated as of April 30, 2025, among Clearway Energy Operating LLC, the guarantors named therein and CSC Delaware Trust Company (formerly known as Delaware Trust Company).
Filed herewith.
4.48
Eleventh Supplemental Indenture, dated as of April 30, 2025, among Clearway Energy Operating LLC, the guarantors named therein and CSC Delaware Trust Company (formerly known as Delaware Trust Company).
Filed herewith.
4.49	Tenth Supplemental Indenture, dated as of April 30, 2025, among Clearway Energy Operating LLC, the guarantors named therein and CSC Delaware Trust Company (formerly known as Delaware Trust Company).	Filed herewith.
4.50
Twentieth Supplemental Indenture, dated as of October 17, 2025, among Clearway Energy Operating LLC, the guarantors named therein and CSC Delaware Trust Company (formerly known as Delaware Trust Company).
Filed herewith.
4.51
Twelfth Supplemental Indenture, dated as of October 17, 2025, among Clearway Energy Operating LLC, the guarantors named therein and CSC Delaware Trust Company (formerly known as Delaware Trust Company).
Filed herewith.
4.52
Eleventh Supplemental Indenture, dated as of October 17, 2025, among Clearway Energy Operating LLC, the guarantors named therein and CSC Delaware Trust Company (formerly known as Delaware Trust Company).
Filed herewith.
4.53
Twenty-First Supplemental Indenture, dated as of December 22, 2025, among Clearway Energy Operating LLC, the guarantors named therein and CSC Delaware Trust Company (formerly known as Delaware Trust Company).
Filed herewith.
4.54
Thirteenth Supplemental Indenture, dated as of December 22, 2025, among Clearway Energy Operating LLC, the guarantors named therein and CSC Delaware Trust Company (formerly known as Delaware Trust Company).
Filed herewith.
4.55
Twelfth Supplemental Indenture, dated as of December 22, 2025, among Clearway Energy Operating LLC, the guarantors named therein and CSC Delaware Trust Company (formerly known as Delaware Trust Company).
Filed herewith.
4.56	Indenture, dated January 13, 2026, among Clearway Energy Operating LLC, the guarantors named therein and CSC Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 13, 2026.
4.57	Form of 5.750% Senior Notes due 2034.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 13, 2026.

Number	Description	Method of Filing
4.58
Twenty-Second Supplemental Indenture, dated as of February 11, 2026, among Clearway Energy Operating LLC, the guarantors named therein and CSC Delaware Trust Company (formerly known as Delaware Trust Company).
Filed herewith.
4.59
Fourteenth Supplemental Indenture, dated as of February 11, 2026, among Clearway Energy Operating LLC, the guarantors named therein and CSC Delaware Trust Company (formerly known as Delaware Trust Company).
Filed herewith.
4.60
Thirteenth Supplemental Indenture, dated as of February 11, 2026, among Clearway Energy Operating LLC, the guarantors named therein and CSC Delaware Trust Company (formerly known as Delaware Trust Company).
Filed herewith.
4.61
First Supplemental Indenture, dated as of February 11, 2026, among Clearway Energy Operating LLC, the guarantors named therein and CSC Delaware Trust Company (formerly known as Delaware Trust Company).
Filed herewith.
4.62	Description of Securities.	Filed herewith.
10.1	Zephyr Voting and Governance Agreement, dated as of August 31, 2018, by and between NRG Yield, Inc. and Zephyr Renewables LLC.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 5, 2018.
10.2	Form of Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.
10.3.1
Amended and Restated Credit Agreement, dated April 25, 2014, by and among NRG Yield Operating LLC, NRG Yield LLC, Royal Bank of Canada, as Administrative Agent, the lenders party thereto, Royal Bank of Canada, Goldman Sachs Bank USA and Bank of America, N.A., as L/C Issuers and RBC Capital Markets as Sole Left Lead Arranger and Sole Left Lead Book Runner.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2014.
10.3.2	First Amendment to Amended & Restated Credit Agreement, dated June 26, 2015, by and among NRG Yield Operating LLC, NRG Yield LLC, Royal Bank of Canada and the Lenders party thereto.	Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2015.
10.3.3
Second Amendment to Amended & Restated Credit Agreement, dated February 6, 2018, by and among NRG Yield Operating LLC, NRG Yield LLC, the guarantors party thereto, Royal Bank of Canada, as Administrative Agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2018.
10.3.4
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
10.3.5
Fourth Amendment to Amended and Restated Credit Agreement, dated as of November 30, 2018, by and among Clearway Energy Operating LLC, Clearway Energy LLC, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2018.
10.3.6
Fifth Amendment to Amended and Restated Credit Agreement, dated as of December 20, 2019, by and among Clearway Energy Operating LLC, Clearway Energy LLC, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2019.
10.3.7
Sixth Amendment to Amended and Restated Credit Agreement, effective as of November 30, 2021, by and among Clearway Energy Operating LLC, Clearway Energy LLC, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2021.
10.3.8
Seventh Amendment to Amended and Restated Credit Agreement, entered into as of August 15, 2022, by and among Clearway Energy Operating LLC, Clearway Energy LLC, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2022.
10.3.9
Eighth Amendment to Amended and Restated Credit Agreement, entered into as of March 15, 2023, by and among Clearway Energy Operating LLC, Clearway Energy LLC, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2023.

Number	Description	Method of Filing
10.4†	Form of Clearway Energy, Inc. 2013 Equity Incentive Plan Restricted Stock Unit Agreement for Officers.	Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.
10.5†	Form of Clearway Energy, Inc. 2013 Equity Incentive Plan Restricted Stock Unit Agreement for Non-officers.	Incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.
10.6†	Form of Clearway Energy, Inc. 2013 Equity Incentive Plan Relative Performance Stock Unit Agreement.	Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.
10.7
Consent and Indemnity Agreement, dated as of February 6, 2018, by and among NRG Energy, Inc., NRG Repowering Holdings LLC, NRG Yield, Inc., and GIP III Zephyr Acquisition Partners, L.P., and NRG Yield Operating LLC (solely with respect to Sections E.5, E.6 and G.12).
Incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed on March 1, 2018.
10.8
Amended and Restated Registration Rights Agreement, dated as of May 14, 2015, by and between NRG Energy, Inc. and NRG Yield, Inc. and, pursuant to a joinder thereto, dated as of August 31, 2018, Zephyr Renewables LLC.
Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 15, 2015.
10.9	Purchase and Sale Agreement, dated as of August 20, 2021, by and between Dominion Solar Projects III, Inc. and Utah Solar Holdings II LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 23, 2021.
10.10	Membership Interest Purchase Agreement, dated as of October 22, 2021, by and between Clearway Energy Operating LLC and KKR Thor Bidco, LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 26, 2021.
10.11
Senior Secured Bridge Credit Agreement, dated as of November 30, 2021, by and among Clearway Energy Operating LLC, Clearway Energy LLC, the guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto.
Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 1, 2021.
10.12	First Amendment to Membership Interest Purchase Agreement, dated as of December 17, 2021, by and among Lighthouse Renewable Class A LLC, Clearway Renew LLC and Clearway Energy Operating LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2022.
10.13	First Amendment to Membership Interest Purchase Agreement, dated as of December 29, 2021, by and among Lighthouse Renewable Class A LLC and Clearway Renew LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 18, 2022.
10.14†	Clearway Energy, Inc. Involuntary Severance Plan, effective as of January 1, 2022.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2022.
10.15†	Clearway Energy, Inc. Key Management Change-in-Control and General Severance Plan, effective as of January 1, 2022.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2022.
10.16†	Clearway Energy, Inc. Executive Change-in-Control and General Severance Plan, effective as of January 1, 2022.	Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2022.
10.17*^	Membership Interest Purchase Agreement, dated as of December 23, 2022, by and between VP-Arica CE Seller LLC and VP-Arica Parent Holdco LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2022.
10.18*^	Membership Interest Purchase Agreement, dated as of May 19, 2023, by and between Renew Development HoldCo LLC and Cedar Creek Wind Holdco LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2023.
10.19†	Clearway Energy, Inc. Amended and Restated 2013 Equity Incentive Plan, as amended and restated effective January 1, 2024.	Incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on February 22, 2024.
10.20†	Clearway Energy, Inc. Annual Incentive Plan, as amended and restated effective January 1, 2024.	Incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on February 22, 2024.
10.21	Separation Agreement and General Release, dated as of April 30, 2024, by and between Clearway Energy, Inc. and Christopher Sotos.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2024.
10.22
Amended and Restated Employment Agreement, dated as of April 30, 2024, by and between Clearway Energy Group LLC, Clearway Energy, Inc., GIP III Zephyr Management Partners, L.P., GIP III Zephyr Midco Holdings, L.P. and Craig Cornelius.
Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2024.

Number	Description	Method of Filing
10.23
Third Amended and Restated Master Services Agreement and Payroll Sharing Agreement, dated as of February 13, 2025, by and among Clearway Energy, Inc., Clearway Energy Finance Inc., Clearway Energy LLC, Clearway Energy Operating LLC and Clearway Energy Group LLC.
Incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on February 25, 2025.
10.24	Consulting Agreement, dated as of June 20, 2024, by and between Clearway Energy, Inc. and Christopher Sotos.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2024.
10.25*^	Membership Interest Purchase Agreement, dated as of June 27, 2024, by and between D1-LV CE Seller LLC and LV-Daggett Parent Holdco LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2024.
10.26	Second Amended and Restated Exchange Agreement, dated as of October 28, 2024, by and among Clearway Energy, Inc., Clearway Energy LLC and Clearway Energy Group LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2024.
10.27
Equity Distribution Agreement, dated as of August 6, 2025, by and among Clearway Energy, Inc., Clearway Energy LLC, Morgan Stanley & Co. LLC, BofA Securities, Inc., Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC.
Incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 6, 2025.
10.28*^	Purchase and Sale Agreement, dated as of October 3, 2025, by and among Cardinal Purchaser LLC, Deriva Energy, LLC, Symphony Breeze, LLC and Symphony Sun, LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2025.
10.29*^
Purchase and Sale Agreement, dated as of October 3, 2025, by and among Cardinal JV Purchaser LLC, Fengate Cardinal Blocker LLC, Fengate Yield (VCOC) UBTI Blocker LLC, Deriva Energy, LLC, Symphony Breeze, LLC and Symphony Sun, LLC.
Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2025.
10.30*^	Membership Interest Purchase Agreement, dated as of November 24, 2025, by and between RS2-Spindle CE Seller LLC and RS2-Spindle Purchaser LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2025.
16.1	Letter from Ernst & Young LLP, dated May 10, 2024.	Incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on May 10, 2024.
19.1	Clearway Energy, Inc. Securities Trading and Nondisclosure Policy.	Incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on February 25, 2025.
21.1	Subsidiaries of Clearway Energy, Inc.	Filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.
23.2	Consent of Ernst & Young LLP.	Filed herewith.
24.1	Power of Attorney	Included on the signature page of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a)/15d-14(a) certification of Craig Cornelius.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Sarah Rubenstein.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
97	Clearway Energy, Inc. Policy on Recoupment of Incentive Compensation.	Incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on February 22, 2024.
101 INS	Inline XBRL Instance Document.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

Number	Description	Method of Filing
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document)

†	Indicates exhibits that constitute compensatory plans or arrangements.
*	This filing excludes schedules or similar attachments pursuant to Item 601(a)(5) of Regulation S-K, which the registrant agrees to furnish supplementary to the Securities and Exchange Commission upon request by the Commission.
^	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it (i) is not material and (ii) would likely cause competitive harm to the Registrant if disclosed. The registrant agrees to furnish supplementary an unredacted copy of this exhibit to the Securities and Exchange Commission upon request.

Item 16 — Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWAY ENERGY, INC. (Registrant)

/s/ CRAIG CORNELIUS
Craig Cornelius
Chief Executive Officer (Principal Executive Officer)

Date: February 24, 2026

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

Signature	Title	Date
/s/ CRAIG CORNELIUS	President, Chief Executive Officer and Director	February 24, 2026
Craig Cornelius	(Principal Executive Officer)
/s/ SARAH RUBENSTEIN	Executive Vice President and Chief Financial Officer	February 24, 2026
Sarah Rubenstein	(Principal Financial Officer and Principal Accounting Officer)
/s/ JONATHAN BRAM	Chairman of the Board	February 24, 2026
Jonathan Bram
/s/ NATHANIEL ANSCHUETZ	Director	February 24, 2026
Nathaniel Anschuetz
/s/ BRIAN FORD	Director	February 24, 2026
Brian Ford
/s/ BRUCE MACLENNAN	Director	February 24, 2026
Bruce MacLennan
/s/ DANIEL B. MORE	Director	February 24, 2026
Daniel B. More
/s/ E. STANLEY O’NEAL	Director	February 24, 2026
E. Stanley O’Neal
/s/ JENNIFER LOWRY	Director	February 24, 2026
Jennifer Lowry
/s/ MARC-ANTOINE PIGNON	Director	February 24, 2026
Marc-Antoine Pignon
/s/ OLIVIER JOUNY	Director	February 24, 2026
Olivier Jouny
/s/ PAIGE GOODWIN	Director	February 24, 2026
Paige Goodwin