Form 10-Q
period 2026-03-31
Clearway Energy, Inc.
filed 2026-05-08
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026

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
Yes ☐       No ☒
As of May 1, 2026, there were 42,738,750 shares of Class B common stock outstanding, par value $0.01 per share, 121,168,025 shares of Class C common stock outstanding, par value $0.01 per share, and 41,361,142 shares of Class D common stock outstanding, par value $0.01 per share.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of Clearway Energy, Inc., together with its consolidated subsidiaries, or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believes,” “projects,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as well as the following:
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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2025 Form 10-K	The Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 24, 2026
2028 Senior Notes	$850 million aggregate principal amount of 4.75% unsecured senior notes due 2028, issued by Clearway Energy Operating LLC
2031 Senior Notes	$925 million aggregate principal amount of 3.75% unsecured senior notes due 2031, issued by Clearway Energy Operating LLC
2032 Senior Notes	$350 million aggregate principal amount of 3.75% unsecured senior notes due 2032, issued by Clearway Energy Operating LLC
2034 Senior Notes	$600 million aggregate principal amount of 5.75% unsecured senior notes due 2034, issued by Clearway Energy Operating LLC
Adjusted EBITDA	A non-GAAP measure, represents earnings before interest (including loss on debt extinguishment), tax, depreciation and amortization adjusted for mark-to-market gains or losses, asset write offs and impairments; and factors which the Company does not consider indicative of future operating performance
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ATM Program	At-The-Market Equity Offering Program
BESS	Battery energy storage system
CAFD
A non-GAAP measure, Cash Available for Distribution is defined as of March 31, 2026 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, cash receipts from notes receivable, cash distributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments and payments for lease expenses, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, changes in prepaid and accrued capacity payments and adjusted for development expenses

Cardinal Portfolio	610 MW portfolio of operational solar facilities located in eight states that the Company acquired on March 30, 2026, previously referred to as the Deriva Solar Portfolio.
Catalina	109 MW solar facility located in Kern County, California that the Company leases and operates
CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreement	Amended and Restated Master Services Agreement and Payroll Sharing Agreement, effective as of January 1, 2025, among the Company, Clearway Energy Finance Inc., Clearway Energy LLC, Clearway Energy Operating LLC and CEG
Class A Conversion	The conversion of each share of the Company’s Class A common stock into one share of the Company’s Class C common stock, which such conversion occurred on May 1, 2026.
Clearway Energy LLC	The holding company through which the facilities are owned by Clearway Energy Group LLC, the holder of Class B and Class D units, and the Company, the holder of the Class C units
Clearway Energy Group LLC	The holder of all shares of the Company’s Class B and Class D common stock and Clearway Energy LLC’s Class B and Class D units and, from time to time, possibly shares of the Company’s Class C common stock. Clearway Energy Group LLC is a leading developer of renewable energy, energy storage and power infrastructure in the U.S.
Clearway Energy Operating LLC	The holder of facilities that are owned by Clearway Energy LLC
Clearway Renew	Clearway Renew LLC, a subsidiary of CEG, and its wholly-owned subsidiaries
Company	Clearway Energy, Inc., together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
Distributed Solar	Solar power facilities, typically less than 20 MW in size (on an alternating current, or AC, basis), that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Assets under common control acquired by the Company from CEG
DSPP	Direct Stock Purchase Plan

ERCOT	Electric Reliability Council of Texas, the ISO and the regional reliability coordinator of the various electricity systems within Texas
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GW	Gigawatt
HLBV	Hypothetical Liquidation at Book Value
Honeycomb Portfolio	Four BESS facilities under construction in Beaver County and Iron County, Utah representing 320 MW of capacity, which includes Enterprise, Escalante I, Granite Mountain East and Iron Springs that are co-located with the respective solar facilities
Honeycomb TargetCo	Honeycomb TargetCo LLC, the indirect owner of the Honeycomb Portfolio
IRS	Internal Revenue Service
ISO	Independent System Operator, also referred to as an RTO
ITC	Investment Tax Credit
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
Net Exposure	Counterparty credit exposure to Clearway Energy, Inc., net of collateral
NOLs	Net Operating Losses
NYSE	New York Stock Exchange
OCI/OCL	Other comprehensive income/loss
O&M	Operations and Maintenance
Palisade Plains Partnership	Palisade Plains Development Partnership LLC, the indirect owner of Goat Mountain
PG&E	Pacific Gas and Electric Company
Pine Forest TE Class A	Pine Forest TE Class A Owner LLC, a consolidated subsidiary of Clearway Energy Finance Inc. and an indirect subsidiary of the Company
PPA	Power Purchase Agreement
PTC	Production Tax Credit
RENOM	Clearway Renewable Operation & Maintenance LLC, a wholly-owned subsidiary of CEG
RTO	Regional Transmission Organization
SCE	Southern California Edison
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2028 Senior Notes, the 2031 Senior Notes, the 2032 Senior Notes and the 2034 Senior Notes
SOFR	Secured Overnight Financing Rate
SPP	Solar Power Partners
SREC	Solar Renewable Energy Credit
U.S.	United States of America
Utility Scale Solar	Solar power facilities, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VIE	Variable Interest Entity

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(In millions, except per share amounts)	2026	2025
Operating Revenues
Total operating revenues	$354	$298
Operating Costs and Expenses
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	134	122
Depreciation, amortization and accretion	182	163
General and administrative	11	10
Transaction and integration costs	7	3
Total operating costs and expenses	334	298
Operating Income	20	—
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	5	5
Other income, net	8	7
Loss on debt extinguishment	(2)	—
Interest expense	(101)	(116)
Total other expense, net	(90)	(104)
Loss Before Income Taxes	(70)	(104)
Income tax benefit	(2)	—
Net Loss	(68)	(104)
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	95	(101)
Net Loss Attributable to Clearway Energy, Inc.	$(163)	$(3)
Loss Per Share Attributable to Clearway Energy, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic and diluted	35	35
Weighted average number of Class C common shares outstanding - basic and diluted	86	83
Loss Per Weighted Average Class A and Class C Common Share - Basic and Diluted	$(1.35)	$(0.02)
Dividends Per Class A Common Share	$0.4602	$0.4312
Dividends Per Class C Common Share	$0.4602	$0.4312
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
(In millions)	2026	2025
Net Loss	$(68)	$(104)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivatives and changes in accumulated OCI/OCL, net of income tax benefit of $(1) and $(1)	10	(5)
Other comprehensive income (loss)	10	(5)
Comprehensive Loss	(58)	(109)
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	100	(104)
Comprehensive Loss Attributable to Clearway Energy, Inc.	$(158)	$(5)
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except shares)	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$325	$231
Restricted cash	355	587
Accounts receivable — trade	198	162
Accounts receivable — affiliates	—	1
Inventory	87	75
Derivative instruments	32	29
Prepayments and other current assets	60	67
Total current assets	1,057	1,152
Property, plant and equipment, net	11,816	11,596
Other Assets
Equity investments in affiliates	362	291
Intangible assets for power purchase agreements, net	2,375	2,294
Other intangible assets, net	67	66
Deferred income taxes	—	172
Derivative instruments	130	127
Right-of-use assets, net	773	714
Other non-current assets	351	243
Total other assets	4,058	3,907
Total Assets	$16,931	$16,655
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$612	$708
Accounts payable — trade	123	95
Accounts payable — affiliates	74	32
Derivative instruments	34	52
Accrued interest expense	43	52
Accrued expenses and other current liabilities	69	79
Total current liabilities	955	1,018
Other Liabilities
Long-term debt	8,504	7,898
Deferred income taxes	155	45
Derivative instruments	169	308
Long-term lease liabilities	826	796
Other non-current liabilities	754	676
Total other liabilities	10,408	9,723
Total Liabilities	11,363	10,741
Redeemable noncontrolling interest in subsidiaries	65	103
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class A, Class B, Class C and Class D common stock, $0.01 par value; 3,000,000,000 shares authorized (Class A 500,000,000, Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 205,218,918 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 86,290,173, Class D 41,576,142) at March 31, 2026 and 203,773,674 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 84,844,929, Class D 41,576,142) at December 31, 2025	1	1
Additional paid-in capital	1,768	1,715
(Accumulated deficit) Retained earnings	(6)	213
Accumulated other comprehensive loss	—	(5)
Noncontrolling interest	3,740	3,887
Total Stockholders’ Equity	5,503	5,811
Total Liabilities and Stockholders’ Equity	$16,931	$16,655
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(In millions)	2026	2025
Cash Flows from Operating Activities
Net Loss	$(68)	$(104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(5)	(5)
Distributions from unconsolidated affiliates	9	8
Depreciation, amortization and accretion	182	163
Amortization of financing costs and debt discounts	4	3
Amortization of intangibles	49	43
Loss on debt extinguishment	2	—
Reduction in carrying amount of right-of-use assets	4	4
Changes in deferred income taxes	(1)	(2)
Changes in derivative instruments and amortization of accumulated OCI/OCL	(30)	45
Proceeds from transferable tax credits	282	—
Changes in other working capital	(27)	(60)
Net Cash Provided by Operating Activities	401	95
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(228)	—
Acquisition of Drop Down Assets, net of cash acquired	—	(4)
Capital expenditures	(75)	(56)
Payments for equipment deposits and asset purchases from affiliate	(70)	—
Return of investment from unconsolidated affiliates	5	6
Investments in unconsolidated affiliates	(76)	—
Other	3	8
Net Cash Used in Investing Activities	(441)	(46)
Cash Flows from Financing Activities
(Distributions to) Contributions from noncontrolling interests, net	(248)	44
Proceeds from the issuance of Class C common stock	50	—
Payments of dividends and distributions	(95)	(87)
Buyout of noncontrolling interest	(3)	—
Payments for the revolving credit facility	(361)	—
Proceeds from the issuance of long-term debt	882	35
Payments of debt issuance costs	(25)	—
Payments for long-term debt	(298)	(63)
Net Cash Used in Financing Activities	(98)	(71)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(138)	(22)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	818	733
Cash, Cash Equivalents and Restricted Cash at End of Period	$680	$711
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders’ Equity
Balances at December 31, 2025	$—	$1	$1,715	$213	$(5)	$3,887	$5,811
Net (loss) income	—	—	—	(163)	—	133	(30)
Unrealized gain on derivatives and changes in accumulated OCL, net of tax	—	—	—	—	5	5	10
Distributions to CEG, net of contributions, cash	—	—	—	—	—	(64)	(64)
Distributions to noncontrolling interests, net of contributions, cash	—	—	—	—	—	(178)	(178)
Transfers of assets under common control	—	—	—	—	—	(1)	(1)
Cardinal Portfolio acquisition	—	—	—	—	—	2	2
Buyout of noncontrolling interest	—	—	2	—	—	(5)	(3)
Proceeds from the issuance of Class C common stock	—	—	50	—	—	—	50
Stock-based compensation	—	—	1	—	—	—	1
Common stock dividends and distributions to CEG unit holders	—	—	—	(56)	—	(39)	(95)
Balances at March 31, 2026	$—	$1	$1,768	$(6)	$—	$3,740	$5,503

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balances at December 31, 2024	$—	$1	$1,805	$254	$3	$3,501	$5,564
Net loss	—	—	—	(3)	—	(101)	(104)
Unrealized loss on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	(2)	(3)	(5)
Distributions to CEG, net of contributions, cash	—	—	—	—	—	(2)	(2)
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	51	51
Distributions to noncontrolling interests, non-cash	—	—	—	—	—	(4)	(4)
Transfers of assets under common control	—	—	(89)	—	(1)	79	(11)
Non-cash adjustments for change in tax basis	—	—	18	—	—	—	18
Stock-based compensation	—	—	1	—	—	—	1
Common stock dividends and distributions to CEG unit holders	—	—	—	(51)	—	(36)	(87)
Other	—	—	—	—	—	(1)	(1)
Balances at March 31, 2025	$—	$1	$1,735	$200	$—	$3,484	$5,420
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
The Company is one of the largest owners of clean energy generation assets in the U.S. The Company’s portfolio comprises approximately 13.6 GW of gross capacity in 27 states, including approximately 10.8 GW of wind, solar and battery energy storage systems, or BESS, and approximately 2.8 GW of dispatchable combustion-based power generation assets included in the Flexible Generation segment that provide critical grid reliability services. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets.
The Company consolidates the results of Clearway Energy LLC through its controlling interest, with CEG’s interest shown as noncontrolling interest in the consolidated financial statements. The holders of the Company’s outstanding shares of Class C common stock, including shares that were received in the Class A Conversion, are entitled to dividends as declared. CEG receives its distributions from Clearway Energy LLC through its ownership of Clearway Energy LLC Class B and Class D units. From time to time, CEG may also hold shares of the Company’s Class C common stock.
As of March 31, 2026, the Company owned 58.91% of the economic interests of Clearway Energy LLC, with CEG owning 41.09% of the economic interests of Clearway Energy LLC.
The diagram below represents a summarized structure of the Company as of March 31, 2026 (prior to the Class A Conversion):

Class A Conversion
On April 29, 2026, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved a Second Amended and Restated Certificate of Incorporation, or the Amended Charter, pursuant to which each outstanding share of the Company’s Class A common stock was converted into one share of the Company’s Class C common stock, effective May 1, 2026, referred to as the Class A Conversion. Accordingly, the Company no longer has any Class A common stock outstanding. Immediately following the Class A Conversion, the Company’s outstanding Class C common stock represented 45.12% of the total voting power of the Company’s common stock, and the Company’s outstanding Class B common stock and Class D common stock, collectively, represented 54.88% of the total voting power of the Company’s common stock. See Note 9, Changes in Capital Structure, for further discussion of the Class A Conversion.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the SEC’s regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Certain prior period financial information included in these unaudited interim consolidated financial statements has been revised to correct immaterial errors. See Note 13, Revision of Previously Issued Unaudited Financial Information, for additional information.
The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the consolidated financial statements included in the Company’s 2025 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2026 and December 31, 2025, and results of operations, comprehensive loss and cash flows for the three months ended March 31, 2026 and 2025.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at subsidiary facilities was $233 million and $194 million as of March 31, 2026 and December 31, 2025, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2026	December 31, 2025
	(In millions)
Cash and cash equivalents	$325	$231
Restricted cash	355	587
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$680	$818
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company’s facilities that are restricted in their use. As of March 31, 2026, these restricted funds were comprised of $141 million designated to fund operating expenses, $97 million designated for current debt service payments and $85 million restricted for reserves including debt service, performance obligations and other reserves as well as capital expenditures. The remaining $32 million is held in distribution reserve accounts. In January 2026, the Company distributed $174 million to the tax equity investor in Rosie South TE Holdco LLC related to transferable ITCs for the Rosamond South I solar and BESS facility that were included in restricted cash as of December 31, 2025.

Accumulated Depreciation and Accumulated Amortization
The following table presents the accumulated depreciation included in property, plant and equipment, net, and accumulated amortization included in intangible assets, net:

	March 31, 2026	December 31, 2025
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$4,841	$4,673
Intangible Assets Accumulated Amortization	1,432	1,382
Redeemable Noncontrolling Interests
To the extent that a third party has the right to redeem their interests for cash or other assets, the Company has included the noncontrolling interest attributable to the third party as a component of temporary equity in the mezzanine section of the consolidated balance sheet. The following table reflects the changes in the Company’s redeemable noncontrolling interest balance:

(In millions)
Balance at December 31, 2025	$103
Cash distributions to redeemable noncontrolling interests	(6)
Non-cash contribution from redeemable noncontrolling interests	6
Comprehensive loss attributable to redeemable noncontrolling interests	(38)
Balance at March 31, 2026	$65
Revenue Recognition
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers along with the reportable segment for each category:

	Three months ended March 31, 2026
(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue (a)	$7	$254	$261
Capacity revenue (a)	65	32	97
Other revenues	1	15	16
Contract amortization	(5)	(45)	(50)
Mark-to-market for economic hedges	(7)	37	30
Total operating revenues	61	293	354
Less: Contract amortization	5	45	50
Less: Mark-to-market for economic hedges	7	(37)	(30)
Less: Lease revenue	(29)	(179)	(208)
Total revenue from contracts with customers	$44	$122	$166

(a) The following amounts of energy and capacity revenues relate to leases and are accounted for under ASC 842:

(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue	$1	$155	$156
Capacity revenue	28	24	52
Total	$29	$179	$208

	Three months ended March 31, 2025
(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue (a)	$6	$242	$248
Capacity revenue (a)	64	21	85
Other revenues	1	19	20
Contract amortization	(5)	(39)	(44)
Mark-to-market for economic hedges	2	(13)	(11)
Total operating revenues	68	230	298
Less: Contract amortization	5	39	44
Less: Mark-to-market for economic hedges	(2)	13	11
Less: Lease revenue	(29)	(181)	(210)
Total revenue from contracts with customers	$42	$101	$143

(a) The following amounts of energy and capacity revenues relate to leases and are accounted for under ASC 842:

(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue	$1	$168	$169
Capacity revenue	28	13	41
Total	$29	$181	$210
Contract Balances
The following table reflects the contract assets included on the Company’s consolidated balance sheets:

	March 31, 2026	December 31, 2025
	(In millions)
Accounts receivable, net - Contracts with customers	$83	$76
Accounts receivable, net - Leases	115	86
Total accounts receivable, net	$198	$162
Recently Adopted Accounting Standards
Effective January 1, 2026, the Company adopted ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendment clarifies when software costs should be capitalized and requires certain disclosures for all capitalized internal-use software costs. The Company adopted ASU 2025-06 prospectively and the adoption had no material impact on the Company’s financial statements.
Effective January 1, 2026, the Company adopted ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendment expands the derivative scope exceptions and clarifies when an entity should apply the guidance in ASC 606, Revenue from Contracts with Customers, to contracts with share-based noncash consideration from a customer for the transfer of goods or services. The Company adopted ASU 2025-07 prospectively, and the adoption had no material impact on the Company’s financial statements.

Note 3 — Acquisitions
Cardinal Portfolio Acquisition — On March 30, 2026, the Company, through its indirect subsidiaries, Cardinal Purchaser LLC and Cardinal JV Purchaser LLC, completed the acquisition of the Cardinal Portfolio, a 610 MW portfolio of operational solar facilities located in eight states, for total cash consideration of $324 million, subject to post-closing adjustments. Of the total consideration, $244 million related to facilities consolidated by the Company and $80 million related to facilities held through a joint venture with a third-party investor. The joint venture includes 12 facilities located in the western U.S., comprising 225 MW. The Company’s investment in the joint venture is accounted for under the equity method, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. The Cardinal Portfolio has a weighted average remaining contract duration of approximately 10 years. The Cardinal Portfolio is reflected in the Renewables & Storage segment and the acquisition was funded with $100 million in borrowings under the new financing arrangement entered into in connection with the acquisition, as further described in Note 7, Long-term Debt, as well as existing sources of liquidity. After factoring in cash acquired, transaction expenses and proceeds from the related financing activities, the Company estimates that its net capital investment in the Cardinal Portfolio will be approximately $240 million.
The Company accounted for the consolidated group of facilities acquired by Cardinal Purchaser LLC as a business combination under ASC 805, Business Combinations, or ASC 805. The following table presents the preliminary fair value estimates of the assets acquired and liabilities assumed by Cardinal Purchaser LLC as of the acquisition date:

(In millions)	Cardinal Portfolio (a)
Cash	$1
Restricted cash	15
Property, plant and equipment	315
Intangible assets for power purchase agreements	129
Right-of-use assets	62
Derivative assets	6
Other current and non-current assets	24
Total assets acquired	552

Long-term debt (b)	180
Long-term lease liabilities	39
Other current liabilities	3
Other non-current liabilities	84
Total liabilities assumed	306
Noncontrolling interest (c)	2
Net assets acquired	$244

(a) Excludes the equity method investment held by Cardinal JV Purchaser LLC.
(b) See Note 7, Long-term Debt, for additional information regarding the assumed facility-level debt.
(c) Represents a tax equity fund, Shoreham Energy Holdings, LLC, which the Company consolidates as primary beneficiary. The Class A membership interests in Shoreham Energy Holdings, LLC are held by a tax equity investor.
In accordance with ASC 805, the assets acquired and liabilities assumed have been measured at fair value as of the acquisition date. The fair value of property, plant and equipment was determined primarily based on the income approach using discounted cash flows. This methodology was utilized as the forecasted cash flows incorporate specific attributes including age, useful life, equipment condition and technology. The fair value of intangible assets and liabilities for power purchase agreements was determined utilizing a variation of the income approach determined by discounting the replacement market price of the incremental cash flows associated with the contracts to present value. Intangible liabilities for power purchase agreements are included in other non-current liabilities. Primary assumptions utilized included estimates of generation, contractual prices, operating expenses and the weighted average cost of capital reflective of a market participant. These assumptions are considered to be a Level 3 measurement as defined in ASC 820, Fair Value Measurement, as they utilize inputs that are not observable in the market. Long-term debt assumed as part of the acquisition was recorded at its estimated fair value as of the acquisition date.

The Company is in the process of completing the fair value measurement of the acquired assets, assumed liabilities and noncontrolling interests, and accordingly the amounts above are preliminary. The Company expects to finalize the fair value estimates within the measurement period, which will not exceed one year from the acquisition date.
The revenue and earnings of the acquired business from the acquisition date through March 31, 2026 were not material and have not been separately disclosed. In addition, supplemental unaudited pro forma revenue and earnings information assuming the acquisition occurred at the beginning of the prior calendar year has not been disclosed, as such information would not be meaningful given the timing of the acquisition.
Note 4 — Investments Accounted for by the Equity Method and Variable Interest Entities
Entities that are not Consolidated
The Company has interests in entities that are considered VIEs under ASC 810, but for which it is not considered the primary beneficiary. The Company accounts for its interests in these entities and entities in which it has a significant investment under the equity method of accounting, as further described under Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the consolidated financial statements included in the Company’s 2025 Form 10-K.
The following table reflects the Company’s equity investments in unconsolidated affiliates as of March 31, 2026:

Name	Economic Interest	Investment Balance (a)
		(In millions)
Avenal	50%	$12
Cardinal Portfolio JV (b)	50%	80
Desert Sunlight	25%	208
Elkhorn Ridge	66.7%	(5)
GenConn (c)	50%	70
San Juan Mesa	75%	(3)
		$362

(a) The Company’s maximum exposure to loss is limited to its investment balances.
(b) Acquired on March 30, 2026. See Note 3, Acquisitions, for further discussion.
(c) GenConn is a VIE.
The Company’s pro-rata share of non-recourse debt held by unconsolidated affiliates was $367 million as of March 31, 2026.
Entities that are Consolidated
As further described under Item 15 — Note 5, Investments Accounted for by the Equity Method and Variable Interest Entities, to the consolidated financial statements included in the Company’s 2025 Form 10-K, the Company has a controlling financial interest in certain entities which have been identified as VIEs under ASC 810, Consolidation, or ASC 810. These arrangements are primarily related to tax equity arrangements entered into with third parties in order to monetize certain tax credits associated with wind, solar and BESS facilities. The Company also has a controlling financial interest in certain partnership arrangements with third-party investors, which also have been identified as VIEs. Under the Company’s arrangements that have been identified as VIEs, the third-party investors are allocated earnings, tax attributes and distributable cash in accordance with the respective limited liability company agreements. Many of these arrangements also provide a mechanism to facilitate achievement of the investor’s specified return by providing incremental cash distributions to the investor at a specified date if the specified return has not yet been achieved.

The following is a summary of significant activity during the three months ended March 31, 2026 related to the Company’s consolidated VIEs:
Palisade Plains Partnership — On February 19, 2026, Clearway Renew contributed its rights and interests in certain transformer supply agreements to Palisade Plains Development Partnership LLC, or Palisade Plains Partnership, an indirect subsidiary of the Company, in exchange for Class A membership interests. In connection with the transaction, Clearway Renew contributed $6 million for deposits related to the future delivery of equipment, which is included in other non-current assets on the Company’s consolidated balance sheet, and received a distribution of $5 million. The Class A membership interests held by Clearway Renew are reflected as redeemable noncontrolling interest on the Company’s consolidated balance sheet, as the arrangement provides Clearway Renew with the right to redeem their interests in the partnership for cash or other assets at a point in time. Palisade Plains Partnership is a VIE that indirectly owns the Goat Mountain wind facility and whose purpose is to carry out the development, construction and completion of the repowering of the facility. Palisade Plains Development Partnership Holdco LLC, an indirect subsidiary of the Company, consolidates Palisade Plains Partnership as primary beneficiary through its Class B membership interests, which entitles the Company to 99% of distributable cash.
Summarized financial information for the Company’s consolidated VIEs consisted of the following:

(In millions)	March 31, 2026	December 31, 2025
Other current assets	$324	$484
Other non-current assets	732	547
Property, plant and equipment	7,888	7,894
Total assets	$8,944	$8,925
Other current liabilities	$277	$241
Other non-current liabilities	2,524	2,353
Total liabilities	$2,801	$2,594
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
The carrying amount and estimated fair value of the Company’s recorded financial instrument not carried at fair market value or that does not approximate fair value is as follows:

	As of March 31, 2026		As of December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion (a)	$9,205	$8,872	$8,676	$8,382

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

	As of March 31, 2026		As of December 31, 2025
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$2,620	$6,252	$2,032	$6,350
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheets. The following table presents assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2026		As of December 31, 2025
	Fair Value (a)		Fair Value (a)
(In millions)	Level 2 (b)	Level 3	Level 2 (b)	Level 3
Derivative assets:
Energy-related commodity contracts (c)	$1	$7	$1	$13
Interest rate contracts	154	—	142	—
Other financial instruments (d)	—	7	—	7
Total assets	$155	$14	$143	$20
Derivative liabilities:
Energy-related commodity contracts (e)	$—	$182	$—	$333
Interest rate contracts	21	—	27	—
Total liabilities	$21	$182	$27	$333

(a) There were no derivative assets or liabilities classified as Level 1 as of March 31, 2026 and December 31, 2025.
(b) The Company’s interest rate swaps are measured at fair value using an income approach, which uses readily observable inputs, such as forward interest rates (e.g., SOFR) and contractual terms to estimate fair value.
(c) Includes short-term backbone transportation service contracts classified as Level 2 and heat rate call option contracts classified as Level 3.
(d) Includes SREC contract.
(e) Includes long-term power commodity contracts and heat rate call option contracts classified as Level 3. As of March 31, 2026 and December 31, 2025, $178 million and $330 million, respectively, related to long-term power commodity contracts, and $4 million and $3 million, respectively, related to heat rate call option contracts.
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs:

	Three months ended March 31,
	2026	2025
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(313)	$(352)
Settlements	3	7
Transfers out of Level 3 (a)	115	—
Total gains (losses) for the period included in earnings	27	(18)
Ending balance	$(168)	$(363)
Change in unrealized gains included in earnings for derivatives and other financial instruments held as of March 31, 2026	$27

(a) On March 27, 2026, the Company restructured the Mesquite Sky energy-related commodity contract, resulting in the derecognition of the related derivative liabilities and its classification as an in-substance financing. See Note 7, Long-term Debt, for further discussion.

Derivative and Financial Instruments Fair Value Measurements
The Company's contracts are non-exchange-traded and valued using prices provided by external sources. The Company uses quoted observable forward prices to value its energy-related commodity contracts, which includes long-term power commodity contracts and heat rate call option contracts. To the extent that observable forward prices are not available, the quoted prices reflect the average of the forward prices from the prior year, adjusted for inflation. As of March 31, 2026, contracts valued with prices provided by models and other valuation techniques make up 4% of derivative assets, 90% of derivative liabilities and 100% of other financial instruments.
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
The following table quantifies the significant unobservable inputs used in developing the fair value of the Company’s Level 3 positions:

	March 31, 2026
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Long-term Power Commodity Contracts	$—	$178	Discounted Cash Flow	Forward Market Price ($ per MWh)	$24.87	$93.56	$51.11
Heat Rate Call Option Commodity Contracts	7	4	Option Model	Forward Market Price ($ per MWh)	(4.79)	248.37	49.66
			Option Model	Forward Market Price ($ per MMBtu)	1.58	9.75	3.17
Other Financial Instruments	7	—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	60,047 MWh	120,094 MWh	108,791 MWh
The following table provides the impact on the fair value measurements to increases/(decreases) in significant unobservable inputs as of March 31, 2026:

Type	Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Energy-Related Commodity Contracts	Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
Energy-Related Commodity Contracts	Forward Market Price Gas	Sell	Increase/(Decrease)	Higher/(Lower)
Other Financial Instruments	Forecast Generation Levels	Sell	Increase/(Decrease)	Higher/(Lower)
The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the Net Exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the Net Exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of March 31, 2026, the non-performance reserve was a $7 million gain recorded primarily to total operating revenues in the consolidated statements of operations. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.

Concentration of Credit Risk
In addition to the credit risk discussion as disclosed under Item 15 — Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s 2025 Form 10-K, the following item is a discussion of the concentration of credit risk for the Company’s financial instruments. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; (ii) monitoring of counterparties’ credit limits on an as needed basis; (iii) as applicable, the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties.
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
Note 6 — Derivative Instruments and Hedging Activities
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments that may arise in connection with its non-recourse debt or a potential refinancing of its Senior Notes. As of March 31, 2026, the Company had interest rate derivative instruments extending through 2036, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.
Energy-Related Commodity Contracts
As of March 31, 2026, the Company had energy-related derivative instruments extending through 2033. At March 31, 2026, these contracts were not designated as cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative transactions broken out by commodity:

		Total Volume
		March 31, 2026	December 31, 2025
Commodity	Units	(In millions)
Power	MWh	(21)	(29)
Natural Gas	MMBtu	3	5
Interest	Dollars	$4,094	$4,080

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the consolidated balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$4	$2	$3	$6
Interest rate contracts long-term	30	29	16	21
Total Derivatives Designated as Cash Flow Hedges	$34	$31	$19	$27
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	$22	$17	$—	$—
Interest rate contracts long-term	98	94	2	—
Energy-related commodity contracts current	6	10	31	46
Energy-related commodity contracts long-term	2	4	151	287
Total Derivatives Not Designated as Cash Flow Hedges	$128	$125	$184	$333
Total Derivatives	$162	$156	$203	$360
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty level. As of March 31, 2026 and December 31, 2025, the amount of outstanding collateral paid or received was immaterial. The following tables summarize the offsetting of derivatives by counterparty:

	Gross Amounts Not Offset in the Statement of Financial Position
As of March 31, 2026	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Energy-related commodity contracts	(In millions)
Derivative assets	$8	$—	$8
Derivative liabilities	(182)	—	(182)
Total energy-related commodity contracts	$(174)	$—	$(174)
Interest rate contracts
Derivative assets	$154	$—	$154
Derivative liabilities	(21)	—	(21)
Total interest rate contracts	$133	$—	$133
Total derivative instruments	$(41)	$—	$(41)

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2025	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Energy-related commodity contracts	(In millions)
Derivative assets	$14	$—	$14
Derivative liabilities	(333)	—	(333)
Total energy-related commodity contracts	$(319)	$—	$(319)
Interest rate contracts
Derivative assets	$142	$—	$142
Derivative liabilities	(27)	—	(27)
Total interest rate contracts	$115	$—	$115
Total derivative instruments	$(204)	$—	$(204)

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the effects on the Company’s accumulated OCI (OCL) balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Three months ended March 31,
	2026	2025
	(In millions)
Accumulated (OCL) OCI beginning balance	$(5)	$14
Rosamond South I Drop Down (a)	—	(4)
Reclassified from accumulated OCI/OCL to income due to realization of previously deferred amounts	1	—
Mark-to-market of cash flow hedge accounting contracts	9	(5)
Accumulated OCI ending balance	5	5
Accumulated OCI attributable to noncontrolling interests	5	5
Accumulated OCI attributable to Clearway Energy, Inc.	$—	$—
Losses expected to be realized from OCI during the next 12 months	$—

(a) Represents $1 million attributable to the Company and $3 million attributable to noncontrolling interests.
Amounts reclassified from accumulated OCI/OCL into income are recorded to interest expense.
Impact of Derivative Instruments on the Consolidated Statements of Operations
Mark-to-market gains/(losses) related to the Company’s derivatives are recorded in the consolidated statements of operations as follows:

	Three months ended March 31,
	2026	2025
	(In millions)
Interest Rate Contracts (Interest expense)	$—	$(34)
Energy-Related Commodity Contracts (Mark-to-market for economic hedging activities included in Total operating revenues) (a)	30	(11)

(a) Relates to long-term energy related commodity contracts at Elbow Creek, Mesquite Star, Mt. Storm, Langford and Mesquite Sky and heat rate call option energy-related commodity contracts at El Segundo, Marsh Landing and Walnut Creek.
See Note 5, Fair Value of Financial Instruments, for a discussion regarding concentration of credit risk.

Note 7 — Long-term Debt
This note should be read in conjunction with the complete description under Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company’s 2025 Form 10-K. The Company’s borrowings, including short-term and long-term portions, consisted of the following:

	Maturity Date	March 31, 2026	December 31, 2025	Interest Rate (a)
		(In millions)
Senior Notes	2028-2034	$2,725	$2,125	3.750% - 5.750%
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility (b)	2028	—	361	S+1.750%
Non-recourse facility-level debt:
Fixed rate	2031-2040	3,151	3,001	2.339% - 8.000%
Variable rate	2026-2036	3,325	3,187	S+1.375% - 2.750%
Total debt		9,201	8,674
Less current maturities		(612)	(708)
Less net debt issuance costs		(89)	(70)
Add premiums (c)		4	2
Total long-term debt		$8,504	$7,898

(a) As of March 31, 2026, S+ equals SOFR plus x%.
(b) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement.
(c) Premiums relate to the 2028 Senior Notes and the debt assumed in the Cardinal Portfolio acquisition.
As of March 31, 2026, the Company had $1,256 million in letters of credit outstanding, $151 million of which is related to the Company’s revolving credit facility.
The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of March 31, 2026, the Company was in compliance with all of the required covenants.
The discussion below describes material changes to or additions of long-term debt for the three months ended March 31, 2026.
2034 Senior Notes
On January 13, 2026, Clearway Energy Operating LLC completed the sale of $600 million aggregate principal amount of senior unsecured notes due 2034, or the 2034 Senior Notes. The 2034 Senior Notes bear interest at a rate of 5.750% per annum and mature on January 15, 2034. Interest on the 2034 Senior Notes is payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2026. The 2034 Senior Notes are unsecured obligations of Clearway Energy Operating LLC and are guaranteed by Clearway Energy LLC and by certain of Clearway Energy Operating LLC’s wholly-owned current and future subsidiaries. The net proceeds from the 2034 Senior Notes were used to repay $361 million in outstanding borrowings under the revolving credit facility and for general corporate purposes.
Facility-level Debt
Honeycomb Portfolio
On May 1, 2026, when the Honeycomb Portfolio BESS facilities reached substantial completion, the Company paid $81 million to Clearway Renew as additional purchase price in connection with the Company’s acquisition of Honeycomb TargetCo LLC, or Honeycomb TargetCo, from Clearway Renew on October 15, 2025, which was funded with existing sources of liquidity. The Company’s total capital investment in Honeycomb TargetCo was $97 million. Also, on May 1, 2026, the tax equity investor in Honeycomb TE Holdco LLC contributed an additional $254 million, which was utilized along with the $60 million previously held in escrow, to repay the $234 million tax equity bridge loan and to pay $14 million in associated fees with the remaining $67 million distributed to CEG. During 2026, the Company borrowed an additional $71 million in construction loans, and on May 1, 2026, the total outstanding construction loans were converted to a term loan in the amount of $327 million that matures on May 1, 2031.

Cardinal Portfolio
On February 5, 2026, the Company, through its indirect subsidiary, Cardinal Investment Holdco LLC, entered into a financing arrangement that provides for a term loan of up to $100 million and $119 million in letters of credit in support of debt service and facility-level obligations. On March 30, 2026, the Company borrowed $100 million to partially fund the acquisition of the Cardinal Portfolio, as further described in Note 3, Acquisitions. The financing is supported by the Company’s interest in the Cardinal Portfolio. The term loan bears interest at a rate of SOFR plus 2.00% per annum and matures on March 29, 2027.
In connection with the acquisition of the Cardinal Portfolio on March 30, 2026, as further described in Note 3, Acquisitions, the Company assumed existing facility‑level debt associated with certain of the acquired facilities. The assumed debt is secured by the respective facilities and is non‑recourse to the Company. In accordance with ASC 805, the assumed debt was recorded at its estimated fair value as of the acquisition date. The assumed facility‑level debt has maturities ranging from 2032 through 2036.
Mesquite Sky Restructuring
On March 27, 2026, the Company restructured its existing energy‑related commodity contract associated with the Mesquite Sky wind facility, which resulted in an in‑substance financing to settle existing derivative liabilities over time. As a result of the restructuring, the Company derecognized derivative liabilities with a fair value of $115 million, as well as $12 million owed to the counterparty that was previously included in other non‑current liabilities, and recognized a term financing obligation with an initial carrying amount of $127 million. The financing obligation is repaid through fixed monthly payments beginning in May 2026 and matures on September 30, 2035. Total payments over the term of the arrangement are $162 million, which implies an effective interest rate of approximately 5.436%. Interest expense is recognized over the term of the obligation using the effective interest method.
In connection with the restructuring, the Company also entered into a 15‑year PPA with an investment‑grade counterparty, which replaces the volumetric and price exposure of Mesquite Sky’s energy‑related commodity contract with more favorable pricing.
Goat Mountain Repowering
On February 27, 2026, the Company, through its indirect subsidiaries, Goat Mountain Class B Holdco LLC and Goat Wind LLC, as co-borrowers, entered into a financing arrangement for non-recourse debt for a total commitment of $703 million, which consists of a construction loan that converts to a five-year term loan upon the repowering of the facility reaching substantial completion, which is expected to occur in the second half of 2027, as well as bridge loans to be repaid with the proceeds from the tax equity investor. The construction loan and bridge loans bear interest at a rate of SOFR plus 1.50% and mature on the term conversion date. The Company’s initial borrowing of $140 million was utilized to pay $88 million under the development services agreement, as further described in Note 12, Related Party Transactions, $15 million in debt issuance costs that were deferred and $5 million in capital expenditures. Under the financing arrangement, the Company borrowed $151 million through March 31, 2026.
Pine Forest
On January 15, 2026, the Company repaid the $231 million outstanding on the tax credit transfer bridge loan utilizing the proceeds received from the sale of transferable ITCs, as further described in Note 11, Income Taxes, and distributed the remaining $51 million to CEG.
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

The reconciliation of the Company’s basic and diluted loss per share is shown in the following tables, including revisions to previously reported amounts:

	Three months ended March 31, 2026
(In millions, except per share data) (a)	Common Class A	Common Class C
Basic and diluted loss per share attributable to Clearway Energy, Inc. common stockholders
Net loss attributable to Clearway Energy, Inc.	$(47)	$(116)
Weighted average number of common shares outstanding — basic and diluted	35	86
Loss per weighted average common share — basic and diluted	$(1.35)	$(1.35)

(a) Net loss attributable to Clearway Energy, Inc. and basic and diluted loss per share might not recalculate due to presenting amounts in millions rather than whole dollars.

	Three months ended March 31, 2025
	As Previously Reported		Adjustments		As Revised
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted loss per share attributable to Clearway Energy, Inc. common stockholders
Net loss attributable to Clearway Energy, Inc.	$1	$3	$(2)	$(5)	$(1)	$(2)
Weighted average number of common shares outstanding — basic and diluted	35	83	—	—	35	83
Loss per weighted average common share — basic and diluted	$0.03	$0.03	$(0.05)	$(0.05)	$(0.02)	$(0.02)

(a) Net loss attributable to Clearway Energy, Inc. and basic and diluted loss per share might not recalculate due to presenting amounts in millions rather than whole dollars.
Note 9 — Changes in Capital Structure
Class A Conversion
On April 29, 2026, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved the Amended Charter, pursuant to which each outstanding share of the Company’s Class A common stock was converted into one share of the Company’s Class C common stock, effective May 1, 2026, referred to as the Class A Conversion. As a result of the Class A Conversion, the Company no longer has any Class A common stock.
In connection with the Class A Conversion, on April 29, 2026, CEG entered into a voting trust agreement, or the Voting Trust Agreement, with Wilmington Trust, National Association, as the voting trustee thereunder, or the Voting Trustee, pursuant to which CEG deposited into a voting trust 41,678,637 shares of Class B common stock, or the Voting Trust Shares. The Voting Trust Shares were deposited to maintain CEG’s relative voting power in the Company immediately following the Class A Conversion at the level immediately prior thereto. Under the Voting Trust Agreement, the Voting Trustee is required to vote the Voting Trust Shares on any stockholder matter in the same proportion as the votes cast by all Company stockholders.
Immediately following the Class A Conversion and after giving effect to the terms of the Voting Trust Agreement, the Company’s outstanding Class C common stock represented 45.12% of the total voting power of the Company’s common stock, and the Company’s outstanding Class B common stock and Class D common stock, collectively, represented 54.88% of the total voting power.
Neither the Amended Charter nor the Class A Conversion affected the economic interests of the Company’s stockholders, including dividend and liquidation rights. Following the Class A Conversion, holders of the Company’s former Class A common stock converted into Class C common stock remain entitled to receive dividends, if declared by the Company, on the same basis as prior to the conversion.
Following the Class A Conversion, the Company’s Class A common stock, which previously traded on the NYSE under the symbol “CWEN.A”, was delisted. The Company’s Class C common stock continues to trade on the NYSE under the symbol “CWEN.”

Effective concurrently with the Class A Conversion, each outstanding Class A unit of Clearway Energy LLC was converted into one Class C unit of Clearway Energy LLC.
Direct Stock Purchase Plan, or DSPP
As previously disclosed in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025, the Company maintains a DSPP, pursuant to which it may issue shares of its Class C common stock, including through waiver arrangements.
During January 2026, the Company issued 1,445,244 shares of Class C common stock under the DSPP for gross proceeds of $50 million and incurred fees of less than $1 million, which were exchanged for 1,445,244 Class C units of Clearway Energy LLC. As of March 31, 2026, 1,061,554 shares of Class C common stock remained available for issuance under the DSPP.
Dividends to Class A and Class C Common Stockholders
The following table lists the dividends paid on the Company’s Class A and Class C common stock during the three months ended March 31, 2026:

First Quarter 2026
Dividends per Class A share	$0.4602
Dividends per Class C share	0.4602
As a result of the Class A Conversion discussed above, the Company no longer has any Class A common stock outstanding, and holders of the Company’s former Class A common stock converted into Class C common stock remain entitled to receive dividends, if declared by the Company, on the same basis as prior to the conversion.
Dividends on the Class C common stock are subject to available capital, market conditions and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
On May 6, 2026, the Company declared quarterly dividends on its Class C common stock, including shares that were received in the Class A Conversion, of $0.4676 per share payable on June 15, 2026 to stockholders of record as of June 1, 2026.
Distributions to CEG
The following table lists distributions paid to CEG during the three months ended March 31, 2026 on Clearway Energy LLC’s Class B and D units:

First Quarter 2026
Distributions per Class B Unit	$0.4602
Distributions per Class D Unit	0.4602
On May 6, 2026, Clearway Energy LLC declared a distribution on its Class B and Class D units of $0.4676 per unit payable on June 15, 2026 to unit holders of record as of June 1, 2026.

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

	Three months ended March 31, 2026
(In millions)	Flexible Generation	Renewables & Storage	Corporate (a)	Total
Operating revenues	$61	$293	$—	$354
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	30	104	—	134
Depreciation, amortization and accretion	28	153	1	182
General and administrative	—	—	11	11
Transaction and integration costs	—	—	7	7
Operating income (loss)	3	36	(19)	20
Equity in earnings of unconsolidated affiliates	2	3	—	5
Other income, net	1	5	2	8
Loss on debt extinguishment	—	(2)	—	(2)
Interest expense	(8)	(57)	(36)	(101)
Loss before income taxes	(2)	(15)	(53)	(70)
Income tax benefit	—	—	(2)	(2)
Net Loss	(2)	(15)	(51)	(68)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	—	48	47	95
Net Loss Attributable to Clearway Energy, Inc.	$(2)	$(63)	$(98)	$(163)
Balance Sheet
Equity investments in affiliates	$70	$292	$—	$362
Capital expenditures (b)	4	78	—	82
Total Assets	$1,784	$14,984	$163	$16,931

(a) Includes eliminations.
(b) Includes accruals.

	Three months ended March 31, 2025 (as revised) (a)
(In millions)	Flexible Generation	Renewables & Storage	Corporate (b)	Total
Operating revenues	$68	$230	$—	$298
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	31	91	—	122
Depreciation, amortization and accretion	28	135	—	163
General and administrative	—	—	10	10
Transaction and integration costs	—	—	3	3
Operating income (loss)	9	4	(13)	—
Equity in earnings of unconsolidated affiliates	—	5	—	5
Other income, net	1	5	1	7
Interest expense	(8)	(84)	(24)	(116)
Net Income (Loss)	2	(70)	(36)	(104)
Less: Net loss attributable to noncontrolling interests	—	(99)	(2)	(101)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$2	$29	$(34)	$(3)
Balance Sheet
Equity investments in affiliates	$73	$227	$—	$300
Capital expenditures (c)	2	36	—	38
Total Assets	$1,916	$12,617	$114	$14,647

(a) The following amounts were revised for the Renewables & Storage and Corporate segments:

	Three months ended March 31, 2025
(In millions)	As Previously Reported	Adjustments	As Revised
Renewables & Storage Segment:
Net loss attributable to noncontrolling interests	$(111)	$12	$(99)
Net income attributable to Clearway Energy, Inc.	41	(12)	29
Corporate Segment:
Net income (loss) attributable to noncontrolling interests	$3	$(5)	$(2)
Net loss attributable to Clearway Energy, Inc.	(39)	5	(34)
(b) Includes eliminations.
(c) Includes accruals.
Note 11 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following amounts:

	Three months ended March 31,
	2026	2025
	(In millions, except percentages)
Loss before income taxes	$(70)	$(104)
Income tax benefit	(2)	—
Effective income tax rate	2.9%	(0.3)%
For the three months ended March 31, 2026 and 2025, the overall effective tax rate was different than the statutory rate of 21% primarily due to the allocation of taxable earnings and losses based on the partners’ interest in Clearway Energy LLC, which includes the effects of applying the HLBV method of accounting for book purposes for certain partnerships.
For tax purposes, Clearway Energy LLC is treated as a partnership; therefore, the Company and CEG each record their respective share of taxable income or loss.

Tax Credits
During the three months ended March 31, 2026, the Company received $282 million from the transfer of PTCs and ITCs, of which $279 million related to the Pine Forest facility and was primarily used to repay the $231 million outstanding on the tax credit transfer bridge loan as further described in Note 7, Long-term Debt.
Note 12 — Related Party Transactions
In addition to the transactions and relationships described elsewhere in the notes to the consolidated financial statements, certain subsidiaries of CEG provide services to the Company and its operating subsidiaries. Amounts due to CEG subsidiaries are recorded as accounts payable — affiliates and amounts due to the Company from CEG subsidiaries are recorded as accounts receivable — affiliates in the Company’s consolidated balance sheets. The disclosures below summarize the Company’s material related party transactions with CEG and its subsidiaries that are included in the Company’s operating costs. This footnote should be read in conjunction with the complete description under Item 15 — Note 15, Related Party Transactions, to the consolidated financial statements included in the Company’s 2025 Form 10-K.
Goat Mountain Development Services Agreement with Clearway Renew
Pursuant to the development services agreement entered into in July 2025, in connection with the closing of the Goat Mountain construction financing on February 27, 2026, as further described in Note 7, Long-term Debt, the Company acquired assets totaling $106 million, consisting of $98 million for deposits related to the future delivery of equipment, which is included in other non-current assets on the Company’s consolidated balance sheet, and $8 million of capital expenditures. Of this amount, $70 million was paid to Clearway Renew on February 27, 2026, with the remaining $36 million outstanding as of March 31, 2026. Also on February 27, 2026, the Company paid Clearway Renew $18 million in fees under the development services agreement. The Company estimates that its total capital investment in the Goat Mountain repowering will be $200 million, subject to closing adjustments.
O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various subsidiaries of the Company in the Renewables & Storage segment are party to services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, services to these subsidiaries. The Company incurred total expenses for these services of $21 million for each of the three months ended March 31, 2026 and 2025. Expenses for these services are included in cost of operations in the consolidated statements of operations. There was a balance of $12 million and $8 million due to RENOM as of March 31, 2026 and December 31, 2025, respectively.
Administrative Services Agreements by and between the Company and CEG
Various subsidiaries of the Company are parties to services agreements with Clearway Asset Services LLC and Clearway Solar Asset Management LLC, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company's subsidiaries. The Company incurred expenses under these agreements of $6 million and $5 million for the three months ended March 31, 2026 and 2025, respectively. Expenses for these services are included in cost of operations in the consolidated statements of operations. There was a balance of $4 million and $3 million due to CEG as of March 31, 2026 and December 31, 2025, respectively.
CEG Master Services Agreement
The Company, along with certain of its subsidiaries, is a party to the CEG Master Services Agreement, pursuant to which CEG and certain of its affiliates or third-party service providers provide certain services to the Company. These services include operational and administrative services, such as human resources, information systems, cybersecurity, external affairs, legal, risk management, internal audit, accounting, procurement, tax and treasury services, in exchange for the payment of fees in respect of such services, which are settled on a quarterly basis. The Company also directly bears labor costs for certain CEG employees who perform work on behalf of the Company.
The Company incurred expenses under the CEG Master Services Agreement of $7 million and $6 million for the three months ended March 31, 2026 and 2025, respectively. Expenses for these services are included in general and administrative in the consolidated statements of operations.

Note 13 — Revision of Previously Issued Unaudited Financial Information
As discussed in Item 15 — Note 18, Revision of Previously Issued Unaudited Financial Information (Unaudited), during the fourth quarter of 2025, the Company’s management identified errors related to certain calculations of hypothetical liquidation at book value (HLBV) accounting used to allocate net income (loss) to the Company’s redeemable noncontrolling interests and noncontrolling interests in tax equity partnerships in each of the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025. The Company evaluated the materiality of the errors in accordance with Staff Accounting Bulletins No. 99 and No. 108 of the SEC and concluded that the errors were immaterial to all previously reported periods and did not require restatement of any previously issued financial statements.
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
See Note 8, Loss Per Share, and Note 10, Segment Reporting, for more details related to the revisions included in the notes to the financial statements.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company’s historical financial condition and results of operations.
As you read this discussion and analysis, refer to the Company’s consolidated financial statements to this Form 10-Q, which present the results of operations for the three months ended March 31, 2026 and 2025. Also refer to the Company’s 2025 Form 10-K, which includes detailed discussions of various items impacting the Company’s business, results of operations and financial condition.
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
The Company is one of the largest owners of clean energy generation assets in the U.S. The Company’s portfolio comprises approximately 13.6 GW of gross capacity in 27 states, including approximately 10.8 GW of wind, solar and battery energy storage systems, or BESS, and approximately 2.8 GW of dispatchable combustion-based power generation assets included in the Flexible Generation segment that provide critical grid reliability services. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of the Company’s Renewables & Storage segment offtake agreements was approximately 12 years as of March 31, 2026 based on CAFD.
As of March 31, 2026, the Company’s operating assets are comprised of the following facilities:

		Capacity
	Percentage	Rated	Net	Contract
Facilities	Ownership	MW	MW (a)	Counterparty	Expiration
Flexible Generation
Carlsbad	100%	523	523	SDG&E	2038
El Segundo	100%	546	546	Various	2027 - 2029
GenConn Devon	50%	190	95	Connecticut Light & Power	2040
GenConn Middletown	50%	190	95	Connecticut Light & Power	2041
Marsh Landing	100%	820	820	Various	2026 - 2030
Walnut Creek	100%	501	501	Various	2026 - 2027
Total Flexible Generation		2,770	2,580
Utility Scale Solar
Agua Caliente	51%	290	148	PG&E	2039
Alpine	100%	66	66	PG&E	2033
Arica (b)	40%	263	105	Various	2036 - 2041
Avenal	50%	45	23	PG&E	2031
Buckthorn Solar (b)	100%	150	150	City of Georgetown, TX	2043
Cardinal Portfolio JV (c)	50%	95	48	Various	2035 - 2041
Catalina	—% (d)	109	109	SDG&E	2038
Conetoe (c)	100%	80	80	Corning Inc. and Lockheed Martin	2040
CVSR	100%	250	250	PG&E	2038
Daggett 2 (b)	25%	182	46	Various	2038
Daggett 3 (b)	25%	300	75	Various	2033 - 2038
Desert Sunlight 250	25%	250	63	SCE	2034
Desert Sunlight 300	25%	300	75	PG&E	2039
Enterprise	100%	80	80	PacifiCorp	2036
Escalante I	100%	80	80	PacifiCorp	2036
Escalante II	100%	80	80	PacifiCorp	2036
Escalante III	100%	80	80	PacifiCorp	2036
Granite Mountain East	100%	80	80	PacifiCorp	2036
Granite Mountain West	100%	50	50	PacifiCorp	2036
Iron Springs	100%	80	80	PacifiCorp	2036
Luna Valley (b)	100%	200	200	Various	2040 - 2045
Mililani I (b)	50%	39	20	Hawaiian Electric Company	2042
Oahu Solar (b)	100%	61	61	Hawaiian Electric Company	2041
Pine Forest (b)	50%	300	150	Various	2040 - 2045

Rosamond Central (b)	50%	192	96	Various	2035 - 2047
Rosamond South I (b)	50%	140	70	Various	2040
Shoreham (b) (c)	100%	25	25	Long Island Power Authority	2038
Texas Solar Nova 1 (b)	50%	252	126	Verizon	2042
Texas Solar Nova 2 (b)	50%	200	100	Verizon	2042
Victory Pass (b)	40%	200	80	Various	2039
Waiawa (b)	50%	36	18	Hawaiian Electric Company	2043
Other Utility Scale Solar	100%	175	175	Various	2029 - 2038
Total Utility Scale Solar		4,730	2,889
Utility Scale BESS
Arica (b)	40%	136	54	Various	2039 - 2041
Daggett 1 (b)	100%	114	114	SDG&E	2040
Daggett 2 (b)	25%	131	33	Various	2038
Daggett 3 (b)	25%	149	37	Various	2033 - 2038
Mililani I (b)	50%	39	20	Hawaiian Electric Company	2042
Pine Forest (b)	50%	200	100	N/A
Rosamond Central (b)	50%	147	74	SCE	2039
Rosamond South I (b)	50%	117	59	Various	2035 - 2040
Victory Pass (b)	40%	50	20	Various	2039
Waiawa (b)	50%	36	18	Hawaiian Electric Company	2043
Total Utility Scale BESS		1,119	529
Distributed Solar
Cardinal Portfolio (c)	100%	239	239	Various	2027 - 2040
Cardinal Portfolio JV (c)	50%	130	65	Various	2033 - 2041
DGPV Funds (b)	100%	286	286	Various	2030 - 2044
Solar Power Partners (SPP)	100%	24	24	Various	2026 - 2037
Other DG Facilities	100%	20	20	Various	2026 - 2039
Total Distributed Solar		699	634
Utility Scale Wind
Alta I - V	100%	720	720	SCE	2035
Alta X - XI	100%	227	227	SCE	2038
Black Rock (b)	50%	115	58	Toyota and Google	2036
Broken Bow	100%	80	80	Nebraska Public Power District	2032
Cedar Creek (b)	100%	160	160	PacifiCorp	2049
Cedro Hill (b)	100%	160	160	CPS Energy	2045
Crofton Bluffs	100%	42	42	Nebraska Public Power District	2032
Dan’s Mountain (b)	50%	55	28	Constellation Energy Generation	2037
Elbow Creek (b)	100%	122	122	Various	2029
Elkhorn Ridge	66.7%	81	54	Nebraska Public Power District	2029
Goat Mountain (e)	99%	150	149	N/A
Langford (b)	100%	160	160	Goldman Sachs	2033
Laredo Ridge	100%	81	81	Nebraska Public Power District	2031
Mesquite Sky (b)	50%	340	170	Various	2041
Mesquite Star (b)	50%	419	210	Various	2032 - 2035
Mountain Wind 1	100%	61	61	PacifiCorp	2033
Mountain Wind 2	100%	80	80	PacifiCorp	2033
Ocotillo	100%	55	55	N/A
Pinnacle (b)	100%	54	54	Maryland Department of General Services and University System of Maryland	2031
Rattlesnake (b) (f)	100%	160	160	Avista Corporation	2040

San Juan Mesa	75%	120	90	Southwestern Public Service Company	2026
Sleeping Bear	100%	95	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	101	AEP Energy Partners	2029
Spring Canyon II and III	100%	63	63	Platte River Power Authority	2039
Taloga	100%	130	130	Oklahoma Gas & Electric	2031
Tuolumne	100%	137	137	Turlock Irrigation District	2040
Wildorado (b)	100%	161	161	Southwestern Public Service Company	2030
Other Utility Scale Wind	100%	105	105	Various	2027 - 2033
Total Wind		4,234	3,713
Total Clearway Energy, Inc.		13,552	10,345

(a) For owned facilities, net capacity represents the maximum, or rated, generating or storage capacity of the facility multiplied by the Company’s percentage ownership in the facility as of March 31, 2026.
(b) Facilities are part of tax equity arrangements, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities.
(c) Facilities are part of the Cardinal Portfolio acquisition, which closed on March 30, 2026, as further described in Note 3, Acquisitions.
(d) The Company leases 100% of the interests in the Catalina solar facility through a facility lease agreement that expires in October 2043.
(e) The Goat Mountain wind facility commenced repowering activities in February 2026 and was taken offline. Repowering commercial operations is expected to occur in the second half of 2027.
(f) Rattlesnake has a deliverable capacity of 144 MW.

Significant Events
Third-Party Acquisitions
•On March 30, 2026, the Company, through its indirect subsidiaries, Cardinal Purchaser LLC and Cardinal JV Purchaser LLC, completed the acquisition of the Cardinal Portfolio for total cash consideration of $324 million, subject to post-closing adjustments. Of the total consideration, $244 million was paid by Cardinal Purchaser LLC related to facilities consolidated by the Company and $80 million was paid by Cardinal JV Purchaser LLC related to facilities held through a joint venture with a third-party investor, recorded as an equity method investment. After factoring in cash acquired, transaction expenses and proceeds from the related financing activities, the Company estimates that its net capital investment in the Cardinal Portfolio will be approximately $240 million. See Note 3, Acquisitions, for further discussion of the transaction.
Financing Activities
•On May 1, 2026, when the Honeycomb Portfolio BESS facilities reached substantial completion, the Company paid $81 million to Clearway Renew as additional purchase price in connection with the Company’s acquisition of Honeycomb TargetCo from Clearway Renew on October 15, 2025. The Company’s total capital investment in Honeycomb TargetCo was $97 million. Also, on May 1, 2026, the tax equity investor in Honeycomb TE Holdco LLC contributed an additional $254 million, which was utilized along with the $60 million previously held in escrow, to repay the tax equity bridge loan and to pay associated fees with the remaining proceeds distributed to CEG. See Note 7, Long-term Debt, for further discussion of the transaction.
•On March 30, 2026, the Company, through its indirect subsidiary, Cardinal Investment Holdco LLC, borrowed $100 million under a new financing arrangement that was entered into in February 2026 to partially fund the acquisition of the Cardinal Portfolio. In connection with the acquisition, the Company also assumed non-recourse facility-level debt associated with certain of the acquired facilities. See Note 7, Long-term Debt, for further discussion of the financing arrangement and assumed non-recourse facility-level debt.
•On March 27, 2026, the Company restructured its existing energy‑related commodity contract associated with the Mesquite Sky wind facility, which resulted in an in-substance financing to settle derivative liabilities over time. The term financing obligation has an initial carrying amount of $127 million and total payments over the term of the arrangement are $162 million. In connection with the restructuring, the Company also entered into a 15‑year PPA with an investment‑grade counterparty. See Note 7, Long-term Debt, for further discussion of the Mesquite Sky restructuring.
•On February 27, 2026, the Company, through its indirect subsidiaries, Goat Mountain Class B Holdco LLC and Goat Wind LLC, as co-borrowers, entered into a financing arrangement for non-recourse debt for a total commitment of $703 million. The Company made initial borrowings under the arrangement to fund costs associated with the Goat Mountain repowering, including payments under the development services agreement with Clearway Renew. See Note 7, Long-term Debt, and Note 12, Related Party Transactions, for further discussion.
•On January 15, 2026, the Company repaid the $231 million outstanding on the Pine Forest tax credit transfer bridge loan utilizing the proceeds received from the sale of transferable ITCs and distributed the remaining $51 million to CEG, as further described in Note 7, Long-term Debt, and Note 11, Income Taxes.
•On January 13, 2026, Clearway Energy Operating LLC completed the sale of $600 million aggregate principal amount of 5.75% senior unsecured notes due 2034, or the 2034 Senior Notes. See Note 7, Long-term Debt, for further discussion of the 2034 Senior Notes.
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
The Company’s environmental matters are further described in the Company’s 2025 Form 10-K in Item 1, Business — Environmental Matters and Item 1A, Risk Factors.

Regulatory Matters
The Company’s regulatory matters are described in Item 1, Business — Regulatory Matters and Item 1A, Risk Factors, of the Company’s 2025 Form 10-K.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended March 31,
(In millions)	2026	2025	Change
Operating Revenues
Energy and capacity revenues	$358	$333	$25
Other revenues	16	20	(4)
Contract amortization	(50)	(44)	(6)
Mark-to-market for economic hedges	30	(11)	41
Total operating revenues	354	298	56
Operating Costs and Expenses
Cost of fuels	1	2	(1)
Operations and maintenance	106	99	7
Other costs of operations	27	21	6
Depreciation, amortization and accretion	182	163	19
General and administrative	11	10	1
Transaction and integration costs	7	3	4
Total operating costs and expenses	334	298	36
Operating Income	20	—	20
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	5	5	—
Other income, net	8	7	1
Loss on debt extinguishment	(2)	—	(2)
Derivative interest expense	—	(34)	34
Other interest expense	(101)	(82)	(19)
Total other expense, net	(90)	(104)	14
Loss Before Income Taxes	(70)	(104)	34
Income tax benefit	(2)	—	(2)
Net Loss	(68)	(104)	36
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	95	(101)	196
Net Loss Attributable to Clearway Energy, Inc.	$(163)	$(3)	$(160)

	Three months ended March 31,
Business metrics:	2026	2025
Solar MWh generated/sold (in thousands) (a)	2,118	1,738
Wind MWh generated/sold (in thousands) (a)	2,709	2,743
Solar & Wind MWh generated/sold (in thousands) (a)	4,827	4,481
Solar weighted-average capacity factor (b)	25.1%	25.7%
Wind weighted-average capacity factor (c)	31.5%	33.9%
Flexible Generation MWh generated (in thousands)	34	65
Flexible Generation equivalent availability factor	88.7%	89.3%

(a) Volumes do not include the MWh generated/sold by the Company’s equity method investments.
(b) Typical average capacity factors for solar facilities is 25%. The weighted-average capacity factors can vary based on seasonality and weather.
(c) Typical average capacity factors for wind facilities is 25-45%. The weighted-average capacity factors can vary based on seasonality and weather.

Management’s Discussion of the Results of Operations for the Three Months Ended March 31, 2026 and 2025
Operating Revenues
Operating revenues increased by $56 million during the three months ended March 31, 2026, compared to the same period in 2025, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables & Storage Segment	Increase primarily driven by the Daggett 1 BESS, Luna Valley solar, Pine Forest solar and BESS and Rosamond South I solar and BESS acquisitions, which reached commercial operations in the second half of 2025, as well as the Catalina solar acquisition in the second half of 2025.	$32
	Increase driven by the Tuolumne wind acquisition in April 2025, as well as the Dan’s Mountain wind acquisition, which reached commercial operations in May 2025.	13
	Decrease primarily driven by lower wind resource at the Alta facilities.	(18)
	Decrease driven by the Mt. Storm wind sale to Clearway Renew in October 2025 in connection with the repowering.	(8)
Flexible Generation Segment	Increase reflects normal operating variability.	2
Contract amortization	Decrease primarily driven by additional amortization from the Tuolumne wind and Catalina solar acquisitions, in April 2025 and July 2025, respectively.	(6)
Mark-to-market economic hedging activities	Increase primarily driven by a decrease in forward power prices in the ERCOT market.	57
	Decrease in value of heat rate call option contracts primarily driven by changes in power market prices.	(9)
	Decrease driven by the Mt. Storm hedge buy-out, which occurred during the second and third quarters of 2025.	(7)
		$56
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion increased by $19 million during the three months ended March 31, 2026, compared to the same period in 2025, primarily due to the solar and BESS acquisitions referenced above.
Interest Expense
Interest expense decreased by $15 million during the three months ended March 31, 2026, compared to the same period in 2025, primarily due to the following:

(In millions)
Change in fair value of interest rate swaps due to changes in interest rates	$(34)
Increase in interest expense for the Renewables & Storage segment primarily due to an increase in principal balances from the solar and BESS acquisitions referenced above	11
Increase in interest expense for the Corporate segment primarily due to the issuance of the 2034 Senior Notes	8
$(15)
Income Tax Benefit
For the three months ended March 31, 2026, the Company recorded an income tax benefit of $2 million on a pretax loss of $70 million. For the same period in 2025, the Company recorded an immaterial income tax expense on a pretax loss of $104 million. The $2 million increase in income tax benefit during the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to the allocation of taxable earnings and losses, which includes the effect of applying the HLBV method of accounting for book purposes for certain partnerships.

Net Income (Loss) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the three months ended March 31, 2026, the Company had net income of $95 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Income attributable to third-party partnerships (primarily from the equity pickup of Pine Forest TE HoldCo LLC HLBV losses)	$112
CEG’s economic interest in Clearway Energy LLC	47
Losses attributable to tax equity financing arrangements and the application of the HLBV method (primarily due to Daggett 1 TE Holdco LLC and Luna Valley TE Holdco LLC HLBV losses)	(64)
$95
For the three months ended March 31, 2025, the Company had a net loss of $101 million attributable to noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method (primarily due VP-Arica TE Holdco LLC and Cedro Hill TE Holdco LLC HLBV losses)	$(98)
CEG’s economic interest in Clearway Energy LLC	(2)
Losses attributable to third-party partnerships	(1)
$(101)

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
Current Liquidity Position
As of March 31, 2026 and December 31, 2025, the Company’s liquidity was approximately $1,229 million and $1,061 million, respectively, comprised of cash, restricted cash and availability under the Company’s revolving credit facility.

(In millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents:
Clearway Energy, Inc. and Clearway Energy LLC, excluding subsidiaries	$92	$37
Subsidiaries	233	194
Restricted cash:
Operating accounts	141	146
Reserves, including debt service, distributions, performance obligations and other reserves	214	441
Total cash, cash equivalents and restricted cash	680	818
Revolving credit facility availability	549	243
Total liquidity	$1,229	$1,061
The Company’s liquidity includes $355 million and $587 million of restricted cash balances as of March 31, 2026 and December 31, 2025, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company’s facilities that are restricted in their use. As of March 31, 2026, these restricted funds were comprised of $141 million designated to fund operating expenses, approximately $97 million designated for current debt service payments and $85 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $32 million is held in distribution reserve accounts. In January 2026, the Company distributed $174 million to the tax equity investor in Rosie South TE Holdco LLC related to transferable ITCs for the Rosamond South I solar and BESS facility that were included in restricted cash as of December 31, 2025.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
As of March 31, 2026, the Company had no outstanding borrowings under the revolving credit facility and $151 million in letters of credit outstanding. During January 2026, the Company repaid all of the outstanding borrowings under the revolving credit facility utilizing the proceeds from the sale of the 2034 Senior Notes. The facility will continue to be used for general corporate purposes including financing of future investments or acquisitions and posting letters of credit.
Management believes that the Company’s liquidity position, cash flows from operations and availability under its revolving credit facility will be adequate to meet the Company’s financial commitments; debt service obligations; growth, operating and maintenance capital expenditures; and to fund dividends to holders of the Company’s Class C common stock. Management continues to regularly monitor the Company’s ability to finance the needs of its operating, financing and investing activities within the dictates of prudent balance sheet management.
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

The following table summarizes the credit ratings for the Company and its Senior Notes as of March 31, 2026:

	S&P	Moody’s
Clearway Energy, Inc.	BB	Ba2
4.750% Senior Notes, due 2028	BB	Ba2
3.750% Senior Notes, due 2031	BB	Ba2
3.750% Senior Notes, due 2032	BB	Ba2
5.750% Senior Notes, due 2034	BB	Ba2
Sources of Liquidity
The Company’s principal sources of liquidity include cash on hand, cash generated from operations, proceeds from sales of assets, borrowings under new and existing financing arrangements, and the issuance of additional equity and debt securities as appropriate given market conditions. As described in Note 7, Long-term Debt, and Note 9, Changes in Capital Structure, to this Form 10-Q, and Item 15 — Note 10, Long-term Debt, and Note 12, Stockholders’ Equity, to the consolidated financial statements included in the Company’s 2025 Form 10-K, and further below, the Company’s financing arrangements consist of corporate-level debt, which includes Senior Notes and the revolving credit facility; facility-level financings for its various assets; the ATM Program and the DSPP.
Goat Mountain Repowering Financing — On February 27, 2026, the Company, through its indirect subsidiaries, Goat Mountain Class B Holdco LLC and Goat Wind LLC, as co-borrowers, entered into a financing arrangement for non-recourse debt for a total commitment of $703 million, which consists of a construction loan that converts to a five-year term loan upon substantial completion of the repowering, as well as bridge loans to be repaid with the proceeds from the tax equity investor. The construction loan and bridge loans bear interest at a rate of SOFR plus 1.50% and mature on the term conversion date. The initial borrowing of $140 million was primarily used to fund costs associated with the Goat Mountain repowering, including payments under the development services agreement, deferred debt issuance costs and capital expenditures. Under the financing arrangement, the Company borrowed $151 million through March 31, 2026. The Company estimates that its total capital investment in the Goat Mountain repowering will be $200 million, subject to closing adjustments.
2034 Senior Notes — On January 13, 2026, Clearway Energy Operating LLC completed the sale of $600 million aggregate principal amount of senior unsecured notes due 2034, or the 2034 Senior Notes. The 2034 Senior Notes bear interest at a rate of 5.750% per annum and mature on January 15, 2034. Interest on the 2034 Senior Notes is payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2026. The net proceeds from the 2034 Senior Notes were used to repay $361 million in outstanding borrowings under the revolving credit facility and for general corporate purposes.
Direct Stock Purchase Plan, or DSPP — In January 2026, the Company issued 1,445,244 shares of Class C common stock under the DSPP for gross proceeds of $50 million and incurred fees of less than $1 million, which were exchanged for 1,445,244 Class C units of Clearway Energy LLC. As of March 31, 2026, 1,061,554 shares of Class C common stock remained available for issuance under the DSPP.
Uses of Liquidity
The Company’s requirements for liquidity and capital resources, other than for operating its facilities, are categorized as: (i) debt service obligations, as described more fully in Note 7, Long-term Debt; (ii) capital expenditures; (iii) off-balance sheet arrangements; (iv) acquisitions and investments, as described more fully in Note 3, Acquisitions, Note 7, Long-term Debt, and Note 9, Changes in Capital Structure; and (v) cash dividends to investors.
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
For the three months ended March 31, 2026, the Company used approximately $75 million to fund capital expenditures, including growth expenditures of $70 million, primarily in the Renewables & Storage segment, funded through construction-related financing. Growth capital expenditures included $29 million incurred in connection with the Honeycomb Portfolio BESS facilities, $22 million incurred in connection with the Pine Forest solar and BESS facility, $17 million incurred in connection with the repowering of the Goat Mountain wind facility and $2 million incurred by other facilities. In addition, the Company incurred $5 million of maintenance capital expenditures.

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of March 31, 2026, the Company has several investments with an ownership interest percentage of 50% or less. GenConn is a VIE for which the Company is not the primary beneficiary. The Company’s pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $367 million as of March 31, 2026. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.
Contractual Obligations and Commercial Commitments
The Company has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company’s capital expenditure programs, as disclosed in the Company’s 2025 Form 10-K.
Acquisitions and Investments
The Company intends to acquire generation assets developed and constructed by CEG, as well as generation assets from third parties where the Company believes its knowledge of the market and operating expertise provides a competitive advantage, and to utilize such acquisitions as a means to grow its business.
Honeycomb Portfolio Drop Down — On May 1, 2026, when the Honeycomb Portfolio BESS facilities reached substantial completion, the Company paid $81 million to Clearway Renew as additional purchase price in connection with the Company’s acquisition of Honeycomb TargetCo from Clearway Renew on October 15, 2025, which was funded with existing sources of liquidity. The Company’s total capital investment in Honeycomb TargetCo was $97 million. Also, on May 1, 2026, the tax equity investor in Honeycomb TE Holdco LLC contributed an additional $254 million, which was utilized along with the $60 million previously held in escrow, to repay the tax equity bridge loan and to pay associated fees with the remaining proceeds distributed to CEG. During 2026, the Company borrowed an additional $71 million in construction loans, and on May 1, 2026, the total outstanding construction loans were converted to a term loan.
Cardinal Portfolio Acquisition — On March 30, 2026, the Company, through its indirect subsidiaries, Cardinal Purchaser LLC and Cardinal JV Purchaser LLC, completed the acquisition of the Cardinal Portfolio for total cash consideration of $324 million, subject to post-closing adjustments. Of the total consideration, $244 million was paid by Cardinal Purchaser LLC related to facilities consolidated by the Company and $80 million was paid by Cardinal JV Purchaser LLC related to facilities held through a joint venture with a third-party investor. The Cardinal Portfolio has a weighted average remaining contract duration of approximately 10 years. The acquisition was funded with $100 million in borrowings under the new financing arrangement entered into in connection with the acquisition, as well as existing sources of liquidity. In connection with the acquisition, the Company also assumed non-recourse facility-level debt associated with certain of the acquired facilities. After factoring in cash acquired, transaction expenses and proceeds from the related financing activities, the Company estimates that its net capital investment in the Cardinal Portfolio will be approximately $240 million.
Mesquite Sky Restructuring — On March 27, 2026, the Company restructured its existing energy‑related commodity contract associated with the Mesquite Sky wind facility, which resulted in an in‑substance financing to settle existing derivative liabilities over time. As a result of the restructuring, the Company derecognized derivative liabilities with a fair value of $115 million, as well as $12 million owed to the counterparty that was previously included in other non‑current liabilities, and recognized a term financing obligation with an initial carrying amount of $127 million. The financing obligation is repaid through fixed monthly payments beginning in May 2026 and matures on September 30, 2035. Total payments over the term of the arrangement are $162 million, which implies an effective interest rate of approximately 5.436%. In connection with the restructuring, the Company also entered into a 15‑year PPA with an investment‑grade counterparty, which replaces the volumetric and price exposure of Mesquite Sky’s energy‑related commodity contract with more favorable pricing.
Pine Forest — On January 15, 2026, the Company repaid the $231 million outstanding on the tax credit transfer bridge loan utilizing the proceeds received from the sale of transferable ITCs and distributed the remaining $51 million to CEG, as further described in Note 7, Long-term Debt, and Note 11, Income Taxes.

Since the Company holds the Class A membership interests in Pine Forest TE HoldCo LLC through its ownership of Pine Forest TE Class A, net loss attributable to Clearway Energy, Inc. reflects HLBV allocations associated with Pine Forest’s tax attributes, including ITCs and accelerated tax depreciation. As a result, larger losses were allocated to the Company in the first quarter of 2026 relative to other partnerships and will continue to be allocated to the Company during the early stages of the facility’s operations. These losses are non-cash in nature and do not impact the Company’s liquidity.
Cash Dividends to Investors
The Company intends to use the amount of cash that it receives from its distributions from Clearway Energy LLC to pay quarterly dividends to the holders of its Class C common stock. Clearway Energy LLC intends to distribute to its unit holders in the form of a quarterly distribution all of the CAFD that is generated each quarter, less reserves for the prudent conduct of the business. Dividends on the Class C common stock are subject to available capital, market conditions and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
The following table lists the dividends paid on the Company’s Class A common stock and Class C common stock during the three months ended March 31, 2026:

First Quarter 2026
Dividends per Class A share	$0.4602
Dividends per Class C share	0.4602
As a result of the Class A Conversion discussed in Note 9, Changes in Capital Structure, the Company no longer has any Class A common stock outstanding, and holders of the Company’s former Class A common stock converted into Class C common stock remain entitled to receive dividends, if declared by the Company, on the same basis as prior to the conversion.
On May 6, 2026, the Company declared quarterly dividends on its Class C common stock, including shares that were received in the Class A Conversion, of $0.4676 per share payable on June 15, 2026 to stockholders of record as of June 1, 2026.

Cash Flow Discussion
The following tables reflect the changes in cash flows for the comparative periods:

	Three months ended March 31,
	2026	2025	Change
	(In millions)
Net cash provided by operating activities	$401	$95	$306
Net cash used in investing activities	(441)	(46)	(395)
Net cash used in financing activities	(98)	(71)	(27)
Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Proceeds from transferable tax credits in 2025, primarily from the Pine Forest solar and BESS facility, utilized to repay long-term debt and pay distributions to noncontrolling interests (Financing Activities)	$282
Increase from changes in working capital primarily driven by the timing of accounts receivable collections and payments of current liabilities, including accounts payable and accrued liabilities	33
Increase in distributions from unconsolidated affiliates	1
Decrease in operating income after adjusting for non-cash items	(10)
$306
Net Cash Used in Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Cash paid for third party acquisitions, net of cash acquired, in 2026 related to the Cardinal Portfolio	$(228)
Investments in unconsolidated affiliates in 2026 related to the Cardinal Portfolio JV	(76)
Payments for equipment deposits and asset purchases from affiliate in 2026 related to the Goat Mountain repowering	(70)
Increase in capital expenditures	(19)
Decrease in cash paid for Drop Down Assets, net of cash acquired	4
Other	(6)
$(395)
Net Cash Used in Financing Activities

Changes in net cash used in financing activities were driven by:	(In millions)
Payments for the revolving credit facility in 2026	$(361)
Increase in distributions to noncontrolling interests, net of contributions	(292)
Payments of debt issuance costs in 2026	(25)
Increase in dividends paid to common stockholders and distributions paid to CEG unit holders	(8)
Increase in proceeds from issuance of long-term debt and payments for long-term debt	612
Proceeds from the issuance of Class C common stock under the DSPP in 2026	50
Other	(3)
$(27)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
As of December 31, 2025, the Company had a cumulative federal NOL carryforward balance of $212 million for financial statement purposes, none of which were subject to expiration. Additionally, as of December 31, 2025, the Company had a cumulative state NOL carryforward balance of $100 million for financial statement purposes, which will expire between 2026 and 2042 if unutilized. The Company does not anticipate material income tax payments through 2030. In addition, as of December 31, 2025, the Company had PTC and ITC carryforward balances totaling $18 million, which will expire between 2036 and 2045 if unutilized.
As of December 31, 2025, the Company had an interest disallowance carryforward of $107 million as a result of Internal Revenue Code §163(j). The disallowed interest deduction has an indefinite carryforward period and any limitations on the utilization of this carryforward have been factored into the Company’s valuation allowance analysis.
The Company, after the utilization of various federal and state NOL carryforwards, paid an immaterial amount of federal and state income taxes during the three months ended March 31, 2026 and does not expect to pay material federal or state income taxes for the remainder of the current year. The Company does not anticipate being subject to the corporate minimum tax on financial statement income.
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
The Company has an unrecognized tax benefit of $19 million as of March 31, 2026.
Fair Value of Derivative Instruments
The Company may enter into energy-related commodity contracts to mitigate variability in earnings due to fluctuations in spot market prices. In addition, in order to mitigate interest rate risk associated with the issuance of variable rate debt, the Company enters into interest rate swap agreements.
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at March 31, 2026, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at March 31, 2026. For a full discussion of the Company’s valuation methodology of its contracts, see Derivative Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses) Gains	(In millions)
Fair value of contracts as of December 31, 2025	$(204)
Contracts realized, restructured or otherwise settled during the period	116
Contracts added during the period	6
Changes in fair value	41
Fair value of contracts as of March 31, 2026	$(41)

	Fair value of contracts as of March 31, 2026
	Maturity
Fair Value Hierarchy (Losses) Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$24	$72	$21	$17	$134
Level 3	(26)	(66)	(50)	(33)	(175)
Total	$(2)	$6	$(29)	$(16)	$(41)
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

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to several market risks in its normal business activities. Market risk is the potential loss that may result from market changes associated with the Company’s power generation or with an existing or forecasted financial or commodity transaction. The types of market risks the Company is exposed to are commodity price risk, interest rate risk, liquidity risk and credit risk. The following disclosures about market risk provide an update to, and should be read in conjunction with, Item 7A — Quantitative and Qualitative Disclosures About Market Risk, of the Company’s 2025 Form 10-K.
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MWh increase or decrease in power prices across the term of the long-term power commodity contracts would cause a change of approximately $3 million to the net value of the related derivatives as of March 31, 2026.
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
The Company and most of its subsidiaries enter into interest rate swaps intended to hedge the risks associated with interest rates on non-recourse facility-level debt or any potential refinancing of the Senior Notes. See Item 15 — Note 10, Long-term Debt, to the Company’s audited consolidated financial statements for the year ended December 31, 2025 included in the 2025 Form 10-K for more information about interest rate swaps of the Company’s subsidiaries.
If all of the interest rate swaps had been discontinued on March 31, 2026, the counterparties would have owed the Company $129 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of March 31, 2026, a change of 1%, or 100 basis points, in interest rates would result in an approximately $3 million change in market interest expense on a rolling twelve-month basis.
As of March 31, 2026, the fair value of the Company’s debt was $8,872 million and the carrying value was $9,205 million. The Company estimates that a decrease of 1%, or 100 basis points, in market interest rates would have increased the fair value of its long-term debt by approximately $94 million.
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

ITEM 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including its principal executive officer, principal financial officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on this evaluation, the Company’s principal executive officer, principal financial officer and principal accounting officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Remediation of Previously Reported Material Weakness
As previously disclosed in the Company’s 2025 Form 10‑K, the Company’s management identified a material weakness in its internal control over financial reporting related to ineffective controls over the review of certain calculations of HLBV accounting used to allocate net income (loss) to the Company’s redeemable noncontrolling interests and noncontrolling interests in tax equity partnerships. For further discussion, see Item 9A – Controls and Procedures, of the Company’s 2025 Form 10-K.
During the fourth quarter of 2025, the Company implemented and operated enhanced controls over the review of HLBV calculations designed to remediate this material weakness, and the Company again operated these controls during the first quarter of 2026. Based on management’s evaluation, including the operation and testing of these controls, the Company’s management concluded that the material weakness was remediated as of March 31, 2026.
Changes in Internal Control over Financial Reporting
During the first quarter of 2026, there were changes in internal control over financial reporting, specifically, modifications to certain existing internal controls and implementation of new controls and procedures as a result of CEG’s successful implementation of a new enterprise resource planning, or ERP, application to support its core business processes and data. The Company will continue to evaluate its internal control processes, including the operating effectiveness of impacted internal controls.
Other than the matter described above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
None.

ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, in the Company’s 2025 Form 10-K. There have been no material changes in the Company’s risk factors since those reported in its 2025 Form 10-K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
Insider Trading Plans
During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
3.1	Restated Certificate of Incorporation of Clearway Energy, Inc.	Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 1, 2026.
4.1	Indenture, dated as of January 13, 2026, by and among Clearway Energy Operating LLC, the guarantors named therein and CSC Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 13, 2026.
4.2	Form of 5.750% Senior Notes due 2034.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 13, 2026.
4.3	Fifth Amended and Restated Limited Liability Company Agreement of Clearway Energy LLC, dated as of May 1, 2026, by and between Clearway Energy, Inc. and Clearway Energy Group LLC.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 1, 2026.
9.1†	Voting Trust Agreement, dated as of April 29, 2026, by and between Clearway Energy Group LLC and Wilmington Trust, National Association, as voting trustee thereunder.	Incorporated herein by reference to Exhibit 9.1 to the Company’s Registration Statement on Form 8-A/A filed on April 29, 2026 (File No. 001-36002).
10.1	Third Amended and Restated Exchange Agreement, dated as of April 1, 2026, by and among Clearway Energy, Inc., Clearway Energy LLC and Clearway Energy Group LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2026.
31.1	Rule 13a-14(a)/15d-14(a) certification of Craig Cornelius.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Sarah Rubenstein.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.
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

CLEARWAY ENERGY, INC. (Registrant)

/s/ CRAIG CORNELIUS
Craig Cornelius
President and Chief Executive Officer (Principal Executive Officer)

/s/ SARAH RUBENSTEIN
Sarah Rubenstein
Date: May 7, 2026	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)