Form 10-Q
period 2026-09-30
Clearway Energy, Inc.
filed 2026-11-09
CIK 1567683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-36002
Clearway Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware			46-1777204
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

902 Carnegie Center, Suite 520	Princeton	New Jersey	08540
(Address of principal executive offices)			(Zip Code)
(609) 608-1525
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class C Common Stock, par value $0.01	CWEN	New York Stock Exchange
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
Yes ☐       No ☒
As of October 31, 2026, there were 42,738,750 shares of Class B common stock outstanding, par value $0.01 per share, 121,174,960 shares of Class C common stock outstanding, par value $0.01 per share, and 41,361,142 shares of Class D common stock outstanding, par value $0.01 per share.

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2025 Form 10-K	The Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 24, 2026
2028 Senior Notes	$850 million aggregate principal amount of 4.75% unsecured senior notes due 2028, issued by Clearway Energy Operating LLC
2031 Senior Notes	$925 million aggregate principal amount of 3.75% unsecured senior notes due 2031, issued by Clearway Energy Operating LLC
2032 Senior Notes	$350 million aggregate principal amount of 3.75% unsecured senior notes due 2032, issued by Clearway Energy Operating LLC
2034 Senior Notes	$600 million aggregate principal amount of 5.75% unsecured senior notes due 2034, issued by Clearway Energy Operating LLC
Adjusted EBITDA	A non-GAAP measure, represents earnings before interest (including loss on debt extinguishment), tax, depreciation and amortization adjusted for mark-to-market gains or losses, asset write-offs and impairments; and factors which the Company does not consider indicative of future operating performance
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ATM Program	At-The-Market Equity Offering Program
BESS	Battery energy storage system
CAFD
A non-GAAP measure, Cash Available for Distribution is defined as of September 30, 2026 as Adjusted EBITDA plus cash distributions/return of investment from unconsolidated affiliates, cash receipts from notes receivable, cash distributions from noncontrolling interests, adjustments to reflect sales-type lease cash payments and payments for lease expenses, less cash distributions to noncontrolling interests, maintenance capital expenditures, pro-rata Adjusted EBITDA from unconsolidated affiliates, cash interest paid, income taxes paid, principal amortization of indebtedness, changes in prepaid and accrued capacity payments and adjusted for development expenses

Cardinal Portfolio	610 MW portfolio of operational solar facilities located in eight states that the Company acquired on March 30, 2026, previously referred to as the Deriva Solar Portfolio
Catalina	109 MW solar facility located in Kern County, California that the Company leases and operates
CEG	Clearway Energy Group LLC (formerly Zephyr Renewables LLC)
CEG Master Services Agreement	Amended and Restated Master Services Agreement and Payroll Sharing Agreement, effective as of January 1, 2025, among the Company, Clearway Energy Finance Inc., Clearway Energy LLC, Clearway Energy Operating LLC and CEG
Class A Conversion	The conversion of each share of the Company’s Class A common stock into one share of the Company’s Class C common stock, which occurred on May 1, 2026
Clearway Energy LLC	The holding company through which the facilities are owned by Clearway Energy Group LLC, the holder of Class B and Class D units, and the Company, the holder of the Class C units
Clearway Energy Group LLC	The holder of all shares of the Company’s Class B and Class D common stock and Clearway Energy LLC’s Class B and Class D units and, from time to time, possibly shares of the Company’s Class C common stock. Clearway Energy Group LLC is a leading developer of renewable energy, energy storage and power infrastructure in the U.S.
Clearway Energy Operating LLC	The holder of facilities that are owned by Clearway Energy LLC
Clearway Renew	Clearway Renew LLC, a subsidiary of CEG, and its wholly-owned subsidiaries
Company	Clearway Energy, Inc., together with its consolidated subsidiaries
CVSR	California Valley Solar Ranch
Distributed Solar	Solar power facilities, typically less than 20 MW in size (on an alternating current, or AC, basis), that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Drop Down Assets	Assets under common control acquired by the Company from CEG
DSPP	Direct Stock Purchase Plan

ERCOT	Electric Reliability Council of Texas, the ISO and the regional reliability coordinator of the various electricity systems within Texas
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GW	Gigawatt
HLBV	Hypothetical Liquidation at Book Value
Honeycomb Portfolio	Four BESS facilities operating in Beaver County and Iron County, Utah, collectively representing 320 MW of capacity, which includes Enterprise, Escalante I, Granite Mountain East and Iron Springs that are co-located with the respective solar facilities
Honeycomb 2 Portfolio	Three BESS facilities under construction in Beaver County and Iron County, Utah, collectively representing 210 MW of capacity, which includes Escalante II, Escalante III and Granite Mountain West that are co-located with the respective solar facilities
Honeycomb TargetCo	Honeycomb TargetCo LLC, the indirect owner of the Honeycomb Portfolio
IRS	Internal Revenue Service
ISO	Independent System Operator, also referred to as an RTO
ITC	Investment Tax Credit
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
Net Exposure	Counterparty credit exposure to Clearway Energy, Inc., net of collateral
NOLs	Net Operating Losses
NYSE	New York Stock Exchange
OCI/OCL	Other comprehensive income/loss
O&M	Operations and Maintenance
Palisade Plains Partnership	Palisade Plains Development Partnership LLC, the indirect owner of Goat Mountain
PG&E	Pacific Gas and Electric Company
Pine Forest TE Class A	Pine Forest TE Class A Owner LLC, a consolidated subsidiary of Clearway Energy Finance Inc. and an indirect subsidiary of the Company
PPA	Power Purchase Agreement
PTC	Production Tax Credit
RA	Resource adequacy
RENOM	Clearway Renewable Operation & Maintenance LLC, a wholly-owned subsidiary of CEG
RS2-Spindle TargetCo	RS2-Spindle TargetCo LLC, the indirect owner of Rosamond South II and Spindle
RTO	Regional Transmission Organization
SCE	Southern California Edison
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
Senior Notes	Collectively, the 2028 Senior Notes, the 2031 Senior Notes, the 2032 Senior Notes and the 2034 Senior Notes
SOFR	Secured Overnight Financing Rate
SPP	Solar Power Partners
SREC	Solar Renewable Energy Credit
U.S.	United States of America
Utility Scale Solar	Solar power facilities, typically 20 MW or greater in size (on an alternating current, or AC, basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VIE	Variable Interest Entity

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Operating Revenues
Total operating revenues	$522	$429	$1,357	$1,119
Operating Costs and Expenses
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	167	128	450	381
Depreciation, amortization and accretion	198	176	576	502
General and administrative	13	10	39	31
Transaction and integration costs	9	3	21	8
Total operating costs and expenses	387	317	1,086	922
Operating Income	135	112	271	197
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	29	15	45	27
Other income, net	12	7	28	22
Loss on debt extinguishment	—	(7)	(5)	(7)
Interest expense	(43)	(98)	(249)	(297)
Total other expense, net	(2)	(83)	(181)	(255)
Income (Loss) Before Income Taxes	133	29	90	(58)
Income tax expense (benefit)	10	(31)	5	(26)
Net Income (Loss)	123	60	85	(32)
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	72	(172)	75	(291)
Net Income Attributable to Clearway Energy, Inc.	$51	$232	$10	$259
Earnings Per Share Attributable to Clearway Energy, Inc. Class A and Class C Common Stockholders
Weighted average number of Class A common shares outstanding - basic and diluted	—	35	15	35
Weighted average number of Class C common shares outstanding - basic and diluted	121	83	106	83
Earnings Per Weighted Average Class A and Class C Common Share - Basic and Diluted	$0.42	$1.97	$0.08	$2.20
Dividends Per Class A Common Share	$—	$0.4456	$0.4602	$1.3152
Dividends Per Class C Common Share	$0.4750	$0.4456	$1.4028	$1.3152
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Net Income (Loss)	$123	$60	$85	$(32)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivatives and changes in accumulated OCI/OCL, net of income tax (expense) benefit of $(25), $—, $(29) and $5	132	(5)	161	(23)
Other comprehensive income (loss)	132	(5)	161	(23)
Comprehensive Income (Loss)	255	55	246	(55)
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	142	(174)	160	(305)
Comprehensive Income Attributable to Clearway Energy, Inc.	$113	$229	$86	$250
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except shares)	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$333	$231
Restricted cash	413	587
Accounts receivable — trade	244	162
Accounts receivable — affiliates	—	1
Inventory	89	75
Derivative instruments	122	29
Prepayments and other current assets	86	67
Total current assets	1,287	1,152
Property, plant and equipment, net	12,111	11,596
Other Assets
Equity investments in affiliates	391	291
Intangible assets for power purchase agreements, net	2,271	2,294
Other intangible assets, net	63	66
Deferred income taxes	—	172
Derivative instruments	292	127
Right-of-use assets, net	768	714
Other non-current assets	190	243
Total other assets	3,975	3,907
Total Assets	$17,373	$16,655
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$539	$708
Accounts payable — trade	173	95
Accounts payable — affiliates	30	32
Derivative instruments	11	52
Accrued interest expense	43	52
Accrued expenses and other current liabilities	82	79
Total current liabilities	878	1,018
Other Liabilities
Long-term debt	8,897	7,898
Deferred income taxes	175	45
Derivative instruments	61	308
Long-term lease liabilities	823	796
Other non-current liabilities	772	676
Total other liabilities	10,728	9,723
Total Liabilities	11,606	10,741
Redeemable noncontrolling interest in subsidiaries	123	103
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Class B, Class C and Class D common stock, $0.01 par value; 2,500,000,000 shares authorized (Class B 500,000,000, Class C 1,000,000,000, Class D 1,000,000,000); 205,274,852 shares issued and outstanding (Class B 42,738,750, Class C 121,174,960, Class D 41,361,142) at September 30, 2026 and 203,773,674 shares issued and outstanding (Class A 34,613,853, Class B 42,738,750, Class C 84,844,929, Class D 41,576,142) at December 31, 2025	1	1
Additional paid-in capital	1,732	1,715
Retained earnings	104	213
Accumulated other comprehensive income (loss)	77	(5)
Noncontrolling interest	3,730	3,887
Total Stockholders’ Equity	5,644	5,811
Total Liabilities and Stockholders’ Equity	$17,373	$16,655
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(In millions)	2026	2025
Cash Flows from Operating Activities
Net Income (Loss)	$85	$(32)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(45)	(27)
Distributions from unconsolidated affiliates	25	19
Depreciation, amortization and accretion	576	502
Amortization of financing costs and debt discounts	15	11
Amortization of intangibles and out-of-market contracts	150	137
Loss on debt extinguishment	5	7
Reduction in carrying amount of right-of-use assets	14	12
Changes in deferred income taxes	7	(26)
Changes in derivative instruments and amortization of accumulated OCI/OCL	(126)	4
Proceeds from transferable tax credits	282	—
Changes in other working capital	(49)	(96)
Net Cash Provided by Operating Activities	939	511
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(223)	(324)
Acquisition of Drop Down Assets, net of cash acquired	(90)	(219)
Capital expenditures	(407)	(213)
Payments for equipment deposits and asset purchases from affiliate	(107)	—
Return of investment from unconsolidated affiliates	16	14
Investments in unconsolidated affiliates	(91)	—
Other	6	3
Net Cash Used in Investing Activities	(896)	(739)
Cash Flows from Financing Activities
(Distributions to) contributions from noncontrolling interests, net	(112)	734
Proceeds from the issuance of Class C common stock	50	—
Payments of dividends and distributions	(288)	(266)
Pro-rata distributions to CEG	—	(7)
Buyout of noncontrolling interest	(3)	(3)
Proceeds from the revolving credit facility	262	480
Payments for the revolving credit facility	(479)	(75)
Proceeds from the issuance of long-term debt	1,245	472
Payments of debt issuance costs	(27)	(7)
Payments for long-term debt	(760)	(1,191)
Other	(3)	(1)
Net Cash (Used in) Provided by Financing Activities	(115)	136
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(72)	(92)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	818	733
Cash, Cash Equivalents and Restricted Cash at End of Period	$746	$641
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2026
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders’ Equity
Balances at December 31, 2025	$—	$1	$1,715	$213	$(5)	$3,887	$5,811
Net (loss) income	—	—	—	(163)	—	133	(30)
Unrealized gain on derivatives and changes in accumulated OCL, net of tax	—	—	—	—	5	5	10
Distributions to CEG, net of contributions, cash	—	—	—	—	—	(64)	(64)
Distributions to noncontrolling interests, net of contributions, cash	—	—	—	—	—	(178)	(178)
Transfers of assets under common control	—	—	—	—	—	(1)	(1)
Cardinal Portfolio acquisition	—	—	—	—	—	2	2
Buyout of noncontrolling interest	—	—	2	—	—	(5)	(3)
Proceeds from the issuance of Class C common stock	—	—	50	—	—	—	50
Stock-based compensation	—	—	1	—	—	—	1
Common stock dividends and distributions to CEG unit holders	—	—	—	(56)	—	(39)	(95)
Balances at March 31, 2026	—	1	1,768	(6)	—	3,740	5,503
Net income	—	—	—	122	—	100	222
Unrealized gain on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	9	10	19
Distributions to CEG, net of contributions, cash	—	—	—	—	—	(62)	(62)
Distributions to noncontrolling interests, net of contributions, cash	—	—	—	—	—	(45)	(45)
Transfers of assets under common control	—	—	—	—	—	(81)	(81)
Non-cash adjustments for change in tax basis	—	—	12	—	—	—	12
Stock-based compensation	—	—	2	(1)	—	—	1
Common stock dividends and distributions to CEG unit holders	—	—	(52)	(4)	—	(39)	(95)
Other	—	—	—	—	—	(1)	(1)
Balances at June 30, 2026	—	1	1,730	111	9	3,622	5,473
Net income	—	—	—	51	—	101	152
Unrealized gain on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	62	70	132
Contributions from CEG, net of distributions, cash	—	—	—	—	—	6	6
Distributions to noncontrolling interests, net of contributions, cash	—	—	—	—	—	(28)	(28)
Transfer of assets under common control	—	—	—	—	6	(2)	4
Non-cash adjustments for change in tax basis	—	—	1	—	—	—	1
Stock-based compensation	—	—	1	—	—	—	1
Common stock dividends and distributions to CEG unit holders	—	—	—	(58)	—	(40)	(98)
Other	—	—	—	—	—	1	1
Balances at September 30, 2026	$—	$1	$1,732	$104	$77	$3,730	$5,644
See accompanying notes to consolidated financial statements.

CLEARWAY ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2025
(Unaudited)

(In millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity
Balances at December 31, 2024	$—	$1	$1,805	$254	$3	$3,501	$5,564
Net loss	—	—	—	(3)	—	(101)	(104)
Unrealized loss on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	(2)	(3)	(5)
Distributions to CEG, net of contributions, cash	—	—	—	—	—	(2)	(2)
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	51	51
Distributions to noncontrolling interests, non-cash	—	—	—	—	—	(4)	(4)
Transfers of assets under common control	—	—	(89)	—	(1)	79	(11)
Non-cash adjustments for change in tax basis	—	—	18	—	—	—	18
Stock-based compensation	—	—	1	—	—	—	1
Common stock dividends and distributions to CEG unit holders	—	—	—	(51)	—	(36)	(87)
Other	—	—	—	—	—	(1)	(1)
Balances at March 31, 2025	—	1	1,735	200	—	3,484	5,420
Net income (loss)	—	—	—	30	—	(12)	18
Unrealized loss on derivatives and changes in accumulated OCI, net of tax	—	—	—	—	(4)	(9)	(13)
Contributions from CEG, net of distributions, cash	—	—	—	—	—	46	46
Contributions from noncontrolling interest, net of distributions, cash	—	—	—	—	—	238	238
Distributions to CEG, net of contributions, cash	—	—	—	—	—	(7)	(7)
Transfers of assets under common control	—	—	(93)	—	(6)	(8)	(107)
Non-cash adjustments for change in tax basis	—	—	27	—	—	—	27
Stock-based compensation	—	—	1	—	—	—	1
Common stock dividends and distributions to CEG unit holders	—	—	—	(51)	—	(38)	(89)
Other	—	—	—	(1)	—	2	1
Balances at June 30, 2025	—	1	1,670	178	(10)	3,696	5,535
Net income (loss)	—	—	—	232	—	(10)	222
Unrealized loss on derivatives and changes in accumulated OCL, net of tax	—	—	—	—	(3)	(2)	(5)
Contributions from CEG, cash	—	—	—	—	—	5	5
Contributions from noncontrolling interests, net of distributions, cash	—	—	—	—	—	144	144
Transfer of assets under common control	—	—	—	—	—	(143)	(143)
Buyout of noncontrolling interest	—	—	—	—	—	(3)	(3)
Non-cash adjustments for change in tax basis	—	—	18	—	—	—	18
Stock-based compensation	—	—	1	—	—	—	1
Common stock dividends and distributions to CEG unit holders	—	—	—	(53)	—	(37)	(90)
Other	—	—	—	1	—	—	1
Balances at September 30, 2025	$—	$1	$1,689	$358	$(13)	$3,650	$5,685
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
As of September 30, 2026, the Company owned 59.03% of the economic interests of Clearway Energy LLC, with CEG owning 40.97% of the economic interests of Clearway Energy LLC.
The diagram below represents a summarized structure of the Company as of September 30, 2026:

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
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2026 and December 31, 2025, and results of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2026 and 2025.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents held at subsidiary facilities was $282 million and $194 million as of September 30, 2026 and December 31, 2025, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2026	December 31, 2025
	(In millions)
Cash and cash equivalents	$333	$231
Restricted cash	413	587
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$746	$818
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company’s facilities that are restricted in their use. As of September 30, 2026, these restricted funds were comprised of $177 million designated to fund operating expenses, $101 million designated for current debt service payments and $91 million restricted for reserves including debt service, performance obligations and other reserves as well as capital expenditures. The remaining $44 million is held in distribution reserve accounts. In January 2026, the Company distributed $174 million to the tax equity investor in Rosie South TE Holdco LLC related to transferable ITCs for the Rosamond South I solar and BESS facility that were included in restricted cash as of December 31, 2025.

Accumulated Depreciation and Accumulated Amortization
The following table presents the accumulated depreciation included in property, plant and equipment, net, and accumulated amortization included in intangible assets for power purchase agreements, net and other intangible assets, net:

	September 30, 2026	December 31, 2025
	(In millions)
Property, Plant and Equipment Accumulated Depreciation	$5,277	$4,673
Intangible Assets Accumulated Amortization	1,539	1,382
Redeemable Noncontrolling Interests
To the extent that a third party has the right to redeem their interests for cash or other assets, the Company has included the noncontrolling interest attributable to the third party as a component of temporary equity in the mezzanine section of the consolidated balance sheet. The following table reflects the changes in the Company’s redeemable noncontrolling interest balance:

(In millions)
Balance at December 31, 2025	$103
Cash contributions from redeemable noncontrolling interests, net of distributions	276
Non-cash contribution from redeemable noncontrolling interests	3
Comprehensive loss attributable to redeemable noncontrolling interests	(259)
Balance at September 30, 2026	$123
Revenue Recognition
Disaggregated Revenues
The following tables represent the Company’s disaggregation of revenue from contracts with customers along with the reportable segment for each category:

	Three months ended September 30, 2026
(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue (a)	$20	$404	$424
Capacity revenue (a)	76	52	128
Other revenues	1	18	19
Contract amortization	(4)	(48)	(52)
Mark-to-market for economic hedges	(8)	11	3
Total operating revenues	85	437	522
Less: Contract amortization	4	48	52
Less: Mark-to-market for economic hedges	8	(11)	(3)
Less: Lease revenue	(28)	(296)	(324)
Total revenue from contracts with customers	$69	$178	$247

(a) The following amounts of energy and capacity revenues relate to leases and are accounted for under ASC 842:

(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue	$1	$256	$257
Capacity revenue	27	40	67
Total	$28	$296	$324

	Three months ended September 30, 2025
(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue (a)	$13	$350	$363
Capacity revenue (a)	69	25	94
Other revenues	3	23	26
Contract amortization	(5)	(45)	(50)
Mark-to-market for economic hedges	26	(30)	(4)
Total operating revenues	106	323	429
Less: Contract amortization	5	45	50
Less: Mark-to-market for economic hedges	(26)	30	4
Less: Lease revenue	(29)	(253)	(282)
Total revenue from contracts with customers	$56	$145	$201

(a) The following amounts of energy and capacity revenues relate to leases and are accounted for under ASC 842:

(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue	$1	$237	$238
Capacity revenue	28	16	44
Total	$29	$253	$282

	Nine months ended September 30, 2026
(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue (a)	$35	$1,047	$1,082
Capacity revenue (a)	207	126	333
Other revenues	2	58	60
Contract amortization	(13)	(140)	(153)
Mark-to-market for economic hedges	1	34	35
Total operating revenues	232	1,125	1,357
Less: Contract amortization	13	140	153
Less: Mark-to-market for economic hedges	(1)	(34)	(35)
Less: Lease revenue	(82)	(768)	(850)
Total revenue from contracts with customers	$162	$463	$625

(a) The following amounts of energy and capacity revenues relate to leases and are accounted for under ASC 842:

(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue	$2	$669	$671
Capacity revenue	80	99	179
Total	$82	$768	$850

	Nine months ended September 30, 2025
(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue (a)	$24	$925	$949
Capacity revenue (a)	201	68	269
Other revenues	5	63	68
Contract amortization	(14)	(125)	(139)
Mark-to-market for economic hedges	8	(36)	(28)
Total operating revenues	224	895	1,119
Less: Contract amortization	14	125	139
Less: Mark-to-market for economic hedges	(8)	36	28
Less: Lease revenue	(87)	(678)	(765)
Total revenue from contracts with customers	$143	$378	$521

(a) The following amounts of energy and capacity revenues relate to leases and are accounted for under ASC 842:

(In millions)	Flexible Generation	Renewables & Storage	Total
Energy revenue	$2	$637	$639
Capacity revenue	85	41	126
Total	$87	$678	$765
Contract Balances
The following table reflects the contract assets included on the Company’s consolidated balance sheets:

	September 30, 2026	December 31, 2025
	(In millions)
Accounts receivable, net - Contracts with customers	$99	$76
Accounts receivable, net - Leases	145	86
Total accounts receivable, net	$244	$162
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
Recent Accounting Standards Not Yet Adopted
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes guidance for the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. The guidance is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual periods. The amendment must be applied retrospectively through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. Early adoption is permitted. As of September 30, 2026, the Company has not elected to early adopt the standard and is evaluating the effect of the new guidance on its consolidated financial statements.

Note 3 — Acquisitions
Spindle Drop Down — On October 1, 2026, the Company, through its indirect subsidiary, RS2-Spindle TE Holdco LLC, acquired Spindle Pledgor LLC, the direct owner of Spindle, a 199 MW BESS facility that is currently under construction in Weld County, Colorado, from Clearway Renew for initial cash consideration of $9 million. RS2-Spindle TE Holdco LLC, which is consolidated by RS2-Spindle TargetCo LLC as primary beneficiary, owns the Rosamond South II and Spindle BESS facilities. Also on October 1, 2026, a tax equity investor contributed $30 million to RS2-Spindle TE Holdco LLC in connection with the acquisition of Spindle. At substantial completion, which is expected to occur in the fourth quarter of 2026, the Company estimates it will pay an additional $37 million to Clearway Renew. Spindle has a 20-year PPA with an investment-grade utility that will commence when the underlying operating assets reach commercial operations, which is expected to occur in the fourth quarter of 2026. The acquisition was funded with existing sources of liquidity. The Company estimates that its total capital investment in Spindle will be $46 million, excluding the impact of any closing adjustments noted in the purchase agreement.
Rosamond South II Drop Down — On August 17, 2026, the Company, through its indirect subsidiary, RS2-Spindle Purchaser LLC, acquired RS2-Spindle TargetCo LLC, or RS2-Spindle TargetCo, the indirect owner of Rosamond South II, a 92 MW BESS facility that is currently under construction in Kern County, California, from Clearway Renew, for initial cash consideration of $9 million. At substantial completion, which is expected to occur in the fourth quarter of 2026, the Company estimates it will pay an additional $38 million to Clearway Renew. As described above, RS2-Spindle TargetCo consolidates as primary beneficiary, RS2-Spindle TE Holdco LLC, a tax equity fund that owns the Rosamond South II and Spindle BESS facilities, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. Rosamond South II has 15-year PPAs with an investment-grade utility that will commence when the underlying operating assets reach commercial operations, which is expected to occur in the fourth quarter of 2026. Rosamond South II is reflected in the Company’s Renewables & Storage segment and the acquisition was funded with existing sources of liquidity. The acquisition was determined to be an asset acquisition and the Company consolidates Rosamond South II on a prospective basis in its financial statements. The assets and liabilities transferred to the Company relate to interests under common control and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the Company’s initial cash consideration of $9 million and the historical cost of the Company’s net assets acquired of $2 million was recorded as an adjustment to CEG’s noncontrolling interest balance. The Company estimates that its total capital investment in Rosamond South II will be $47 million, excluding the impact of any closing adjustments noted in the purchase agreement.
The following is a summary of assets and liabilities transferred in connection with the acquisition as of August 17, 2026:

(In millions)	Rosamond South II
Property, plant and equipment (a)	$206
Derivative assets	12
Other current and non-current assets	6
Total assets acquired	224

Long-term debt (b)	159
Other current liabilities	50
Other non-current liabilities	2
Total liabilities assumed	211
Other comprehensive income	11
Net assets acquired	$2

(a) Includes Construction in progress of $203 million.
(b) Includes a $21 million construction loan and a $143 million tax equity bridge loan, offset by $5 million in unamortized debt issuance costs. See Note 7, Long-term Debt, for further discussion of the long-term debt assumed in the acquisition.

Cardinal Portfolio Acquisition — On March 30, 2026, the Company, through its indirect subsidiaries, Cardinal Purchaser LLC and Cardinal JV Purchaser LLC, completed the acquisition of the Cardinal Portfolio, a 610 MW portfolio of operational solar facilities located in eight states, for net cash consideration of $323 million, which includes post-closing adjustments of $2 million. Of the net consideration, $242 million related to facilities consolidated by the Company and $81 million related to facilities held through a joint venture with a third-party investor. The joint venture includes 12 facilities located in the western U.S., comprising 225 MW. The Company’s investment in the joint venture is accounted for under the equity method, as further described in Note 4, Investments Accounted for by the Equity Method and Variable Interest Entities. The Cardinal Portfolio has a weighted average remaining contract duration of approximately 10 years. The Cardinal Portfolio is reflected in the Renewables & Storage segment and the acquisition was funded with $100 million in borrowings under the new financing arrangement entered into in connection with the acquisition, as further described in Note 7, Long-term Debt, as well as existing sources of liquidity. After factoring in cash acquired, transaction expenses and proceeds from the related financing activities, the Company estimates its net capital investment in the Cardinal Portfolio will be approximately $240 million.
The Company accounted for the consolidated group of facilities acquired by Cardinal Purchaser LLC as a business combination under ASC 805, Business Combinations, or ASC 805. The following table presents the preliminary fair value estimates of the assets acquired and liabilities assumed by Cardinal Purchaser LLC as of the acquisition date:

(In millions)	Cardinal Portfolio (a)
Cash	$1
Restricted cash	15
Property, plant and equipment	314
Intangible assets for power purchase agreements	128
Right-of-use assets	61
Derivative assets	6
Other current and non-current assets	24
Total assets acquired	549

Long-term debt (b)	180
Long-term lease liabilities	38
Other current liabilities	3
Other non-current liabilities	84
Total liabilities assumed	305
Noncontrolling interest (c)	2
Net assets acquired	$242

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

For the period from March 30, 2026 through September 30, 2026, the consolidated facilities contributed operating revenues of $41 million and net income of $11 million to the Company’s consolidated results.
The following unaudited pro forma financial information presents the consolidated results of operations of the Company as if the business combination had occurred on January 1, 2025:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Operating revenues	$523	$448	$1,369	$1,170
Net income (loss)	125	60	81	(33)
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
The following table reflects the Company’s equity investments in unconsolidated affiliates as of September 30, 2026:

Name	Economic Interest	Investment Balance (a)
		(In millions)
Avenal	50%	$16
Cardinal Portfolio JV (b)	50%	89
Desert Sunlight	25%	218
Elkhorn Ridge	66.7%	—
GenConn (c)	50%	68
		$391

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

The following is a summary of significant activity during the nine months ended September 30, 2026 related to the Company’s consolidated VIEs:
RS2-Spindle TE Holdco LLC — As described in Note 3, Acquisitions, on August 17, 2026, RS2-Spindle Purchaser LLC, an indirect subsidiary of the Company, acquired RS2-Spindle TargetCo. RS2-Spindle TargetCo consolidates as primary beneficiary, RS2-Spindle TE Holdco LLC, a tax equity fund that owns the Rosamond South II and Spindle BESS facilities. The Class A membership interests in RS2-Spindle TE Holdco LLC are held by a tax equity investor and are reflected as redeemable noncontrolling interest on the Company’s consolidated balance sheet, as the tax equity arrangement provides the tax equity investor with the right to redeem their interests in the partnership for cash or other assets at a point in time.
Palisade Plains Partnership — On February 19, 2026, Clearway Renew contributed its rights and interests in certain transformer supply agreements to Palisade Plains Development Partnership LLC, or Palisade Plains Partnership, an indirect subsidiary of the Company, in exchange for Class A membership interests. In connection with the transaction, Clearway Renew contributed $6 million for deposits related to the future delivery of equipment, which is included in other non-current assets on the Company’s consolidated balance sheet, and received a distribution of $5 million. The Class A membership interests held by Clearway Renew are reflected as redeemable noncontrolling interest on the Company’s consolidated balance sheet, as the arrangement provides Clearway Renew with the right to redeem their interests in the partnership for cash or other assets at a point in time. As of September 30, 2026, the redeemable noncontrolling interest balance associated with Clearway Renew’s Class A membership interests in the Palisade Plains Partnership was $2 million. Palisade Plains Partnership is a VIE that indirectly owns the Goat Mountain wind facility and whose purpose is to carry out the development, construction and completion of the repowering of the facility. Palisade Plains Development Partnership Holdco LLC, an indirect subsidiary of the Company, consolidates Palisade Plains Partnership as primary beneficiary through its Class B membership interests, which entitles the Company to 99% of distributable cash.
Summarized financial information for the Company’s consolidated VIEs consisted of the following:

(In millions)	September 30, 2026	December 31, 2025
Other current assets	$359	$484
Property, plant and equipment	8,362	7,894
Other non-current assets	652	547
Total assets	$9,373	$8,925
Other current liabilities	$278	$241
Other non-current liabilities	2,508	2,353
Total liabilities	$2,786	$2,594
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

The carrying amount and estimated fair value of the Company’s recorded financial instrument not carried at fair market value or that does not approximate fair value is as follows:

	As of September 30, 2026		As of December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current portion (a)	$9,514	$8,907	$8,676	$8,382

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

	As of September 30, 2026		As of December 31, 2025
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$2,526	$6,381	$2,032	$6,350
Recurring Fair Value Measurements
The Company records its derivative assets and liabilities at fair market value on its consolidated balance sheets. The following table presents assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2026		As of December 31, 2025
	Fair Value (a)		Fair Value (a)
(In millions)	Level 2 (b)	Level 3	Level 2 (b)	Level 3
Derivative assets:
Energy-related commodity contracts (c)	$—	$14	$1	$13
Interest rate contracts	400	—	142	—
Other financial instruments (d)	—	4	—	7
Total assets	$400	$18	$143	$20
Derivative liabilities:
Energy-related commodity contracts (e)	$—	$72	$—	$333
Interest rate contracts	—	—	27	—
Total liabilities	$—	$72	$27	$333

(a) There were no derivative assets or liabilities classified as Level 1 as of September 30, 2026 and December 31, 2025.
(b) The Company’s interest rate swaps are measured at fair value using an income approach, which uses readily observable inputs, such as forward interest rates (e.g., SOFR) and contractual terms to estimate fair value.
(c) Includes backbone transportation service contracts classified as Level 2 and heat rate call option commodity contracts classified as Level 3.
(d) Includes SREC contract.
(e) Includes long-term power commodity contracts and heat rate call option commodity contracts classified as Level 3. As of September 30, 2026 and December 31, 2025, $69 million and $330 million, respectively, related to long-term power commodity contracts, and $3 million at each period end related to heat rate call option commodity contracts.

The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
(In millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)		Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(58)	$(345)	$(313)	$(352)
Settlements	(2)	44	9	84
Transfers out of Level 3 (a)	—	—	211	—
Total gains (losses) for the period included in earnings	6	(16)	39	(49)
Ending balance	$(54)	$(317)	$(54)	$(317)
Change in unrealized gains included in earnings for derivatives and other financial instruments held as of September 30, 2026	$6		$39

(a) During 2026, the Company restructured the Mesquite Sky, Langford and Elbow Creek energy-related commodity contracts, resulting in the derecognition of the related derivative liabilities and classification as in-substance financings, as further described in Note 7, Long-term Debt.
Derivative and Financial Instruments Fair Value Measurements
The Company’s contracts are non-exchange-traded and valued using prices provided by external sources. The Company uses quoted observable forward prices to value its energy-related commodity contracts, which includes long-term power commodity contracts and heat rate call option commodity contracts. To the extent that observable forward prices are not available, the quoted prices reflect the average of the forward prices from the prior year, adjusted for inflation. As of September 30, 2026, contracts valued with prices provided by models and other valuation techniques make up 3% of derivative assets, 100% of derivative liabilities and 100% of other financial instruments.
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
The following table quantifies the significant unobservable inputs used in developing the fair value of the Company’s Level 3 positions:

	September 30, 2026
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Long-term Power Commodity Contracts	$—	$69	Discounted Cash Flow	Forward Market Price ($ per MWh)	$30.29	$77.57	$46.43
Heat Rate Call Option Commodity Contracts	14	3	Option Model	Forward Market Price ($ per MWh)	(24.36)	286.87	49.72
			Option Model	Forward Market Price ($ per MMBtu)	1.02	12.54	3.61
Other Financial Instruments	4	—	Discounted Cash Flow	Forecast annual generation levels of certain DG solar facilities	57,935 MWh	115,869 MWh	97,214 MWh

The following table provides the impact on the fair value measurements to increases/(decreases) in significant unobservable inputs as of September 30, 2026:

Type	Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Energy-Related Commodity Contracts	Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
Energy-Related Commodity Contracts	Forward Market Price Gas	Sell	Increase/(Decrease)	Higher/(Lower)
Other Financial Instruments	Forecast Generation Levels	Sell	Increase/(Decrease)	Higher/(Lower)
The fair value of each contract is discounted using a risk-free interest rate. In addition, a credit reserve is applied to reflect credit risk, which is, for interest rate swaps, calculated based on credit default swaps using the bilateral method. For commodities, to the extent that the Net Exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the Net Exposure under a specific master agreement is a liability, the Company uses a proxy of its own default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the liabilities or that a market participant would be willing to pay for the assets. As of September 30, 2026, the non-performance reserve was a $1 million gain recorded primarily to total operating revenues in the consolidated statements of operations. It is possible that future market prices could vary from those used in recording assets and liabilities and such variations could be material.
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
Counterparty credit exposure includes credit risk exposure under certain long-term agreements, including PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates the exposure related to these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. A significant portion of these energy-related commodity contracts are with utilities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations or adverse financial conditions, which the Company is unable to predict. Certain subsidiaries of the Company sell the output of their facilities to PG&E, a significant counterparty of the Company, under long-term PPAs, and PG&E’s credit rating is below investment-grade.
Note 6 — Derivative Instruments and Hedging Activities
Interest Rate Swaps
The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments that may arise in connection with its non-recourse debt or a potential refinancing of, or future issuance of, its Senior Notes. As of September 30, 2026, the Company had interest rate derivative instruments extending through 2036, a portion of which were designated as cash flow hedges. Under the interest rate swap agreements, the Company pays a fixed rate and the counterparties to the agreements pay a variable interest rate.
Energy-Related Commodity Contracts
As of September 30, 2026, the Company had energy-related derivative instruments extending through 2032. At September 30, 2026, these contracts were not designated as cash flow or fair value hedges.

Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative transactions broken out by commodity:

		Total Volume
		September 30, 2026	December 31, 2025
Commodity	Units	(In millions)
Power	MWh	(20)	(29)
Natural Gas	MMBtu	9	5
Interest	Dollars	$4,888	$4,080
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the consolidated balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
	(In millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$72	$2	$—	$6
Interest rate contracts long-term	137	29	—	21
Total Derivatives Designated as Cash Flow Hedges	$209	$31	$—	$27
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	$41	$17	$—	$—
Interest rate contracts long-term	150	94	—	—
Energy-related commodity contracts current	9	10	11	46
Energy-related commodity contracts long-term	5	4	61	287
Total Derivatives Not Designated as Cash Flow Hedges	$205	$125	$72	$333
Total Derivatives	$414	$156	$72	$360
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty level. As of September 30, 2026 and December 31, 2025, there was no outstanding collateral paid or received. The following tables summarize the offsetting of derivatives by counterparty:

	Gross Amounts Not Offset in the Statement of Financial Position
As of September 30, 2026	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Energy-related commodity contracts	(In millions)
Derivative assets	$14	$—	$14
Derivative liabilities	(72)	—	(72)
Total energy-related commodity contracts	$(58)	$—	$(58)
Interest rate contracts
Derivative assets	$400	$—	$400
Total interest rate contracts	$400	$—	$400
Total derivative instruments	$342	$—	$342

	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2025	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Net Amount
Energy-related commodity contracts	(In millions)
Derivative assets	$14	$—	$14
Derivative liabilities	(333)	—	(333)
Total energy-related commodity contracts	$(319)	$—	$(319)
Interest rate contracts
Derivative assets	$142	$—	$142
Derivative liabilities	(27)	—	(27)
Total interest rate contracts	$115	$—	$115
Total derivative instruments	$(204)	$—	$(204)
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the effects on the Company’s accumulated OCI (OCL) balance attributable to interest rate swaps designated as cash flow hedge derivatives, net of tax:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In millions)
Accumulated OCI (OCL) beginning balance	$24	$(17)	$(5)	$14
Rosamond South I Drop Down (a)	—	—	—	(4)
Daggett 1 Drop Down (b)	—	—	—	(6)
Luna Valley Drop Down (c)	—	—	—	(8)
Pine Forest Drop Down (d)	—	—	—	5
Rosamond South II Drop Down (e)	11	—	11	—
Reclassified from accumulated OCI/OCL to income due to realization of previously deferred amounts	—	(1)	1	(1)
Mark-to-market of cash flow hedge accounting contracts	132	(4)	160	(22)
Accumulated OCI (OCL) ending balance, net of income tax of $(28) and $4, respectively	167	(22)	167	(22)
Accumulated OCI (OCL) attributable to noncontrolling interests	90	(9)	90	(9)
Accumulated OCI (OCL) attributable to Clearway Energy, Inc.	$77	$(13)	$77	$(13)
Gains expected to be realized from OCI during the next 12 months, net of income tax expense of $(19)	$51		$51

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
(e) Represents $6 million attributable to the Company and $5 million attributable to noncontrolling interests.
Amounts reclassified from accumulated OCI/OCL into income are recorded to interest expense.

Impact of Derivative Instruments on the Consolidated Statements of Operations
Mark-to-market gains/(losses) related to the Company’s derivatives are recorded in the consolidated statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In millions)
Interest Rate Contracts (Interest expense)	$70	$(8)	$77	$(40)
Energy-Related Commodity Contracts (Mark-to-market for economic hedging activities included in Total operating revenues) (a)	3	(4)	38	(25)
Energy-Related Commodity Contracts (Mark-to-market for economic hedging activities included in Cost of operations) (b)	—	(1)	(1)	(1)

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
Note 7 — Long-term Debt
This note should be read in conjunction with the complete description under Item 15 — Note 10, Long-term Debt, to the consolidated financial statements included in the Company’s 2025 Form 10-K. The Company’s borrowings, including short-term and long-term portions, consisted of the following:

	Maturity Date	September 30, 2026	December 31, 2025	Interest Rate (a)
		(In millions)
Senior Notes	2028-2034	$2,725	$2,125	3.750% - 5.750%
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility (b)	2028	144	361	S+1.750%
Non-recourse facility-level debt:
Fixed rate	2031-2040	3,137	3,001	2.339% - 8.000%
Variable rate	2026-2036	3,504	3,187	S+1.375% - 2.750%
Total debt		9,510	8,674
Less current maturities		(539)	(708)
Less net debt issuance costs		(78)	(70)
Add premiums (c)		4	2
Total long-term debt		$8,897	$7,898

(a) As of September 30, 2026, S+ equals SOFR plus x%.
(b) Applicable rate is determined by the borrower leverage ratio, as defined in the credit agreement.
(c) Premiums relate to the 2028 Senior Notes and the debt assumed in the Cardinal Portfolio acquisition.
As of September 30, 2026, the Company had $1,317 million in letters of credit outstanding, $200 million of which is related to the Company’s revolving credit facility.
The financing arrangements listed above contain certain covenants, including financial covenants that the Company is required to be in compliance with during the term of the respective arrangement. As of September 30, 2026, the Company was in compliance with all of the required covenants.

The discussion below describes material changes to or additions of long-term debt for the nine months ended September 30, 2026.
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
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
During the nine months ended September 30, 2026, the Company borrowed $262 million under the revolving credit facility, and subsequently repaid $479 million of its outstanding borrowings. During October 2026, the Company subsequently repaid $15 million of its outstanding borrowings under the revolving credit facility. As of October 31, 2026, the Company had $129 million in outstanding borrowings under the revolving credit facility.
Facility-level Debt
Commodity Contract Restructuring Transactions
During the first half of 2026, the Company completed the following restructuring activities related to certain long-term commodity contracts associated with its wind facilities. In connection with each restructuring, the Company entered into a new 15-year PPA with a commercial or investment-grade counterparty.
Elbow Creek Restructuring
On June 25, 2026, the Company restructured its existing energy‑related commodity contract associated with the Elbow Creek wind facility, which resulted in an in‑substance financing to settle existing derivative liabilities over time. As a result of the restructuring, the Company derecognized derivative liabilities with a fair value of $46 million, as well as $8 million owed to the counterparty that was previously included in other non‑current liabilities. The Company also paid $20 million, which was used to settle the non-current liability and partially settle the outstanding derivative liability, resulting in a term financing obligation with an initial carrying amount of $34 million. The financing obligation is repaid through fixed monthly payments beginning in July 2026 and matures on October 31, 2032. Total payments over the term of the arrangement are $40 million, which implies an effective interest rate of approximately 5.49%. Interest expense is recognized over the term of the obligation using the effective interest method.
Langford Restructuring
On June 10, 2026, the Company restructured its existing energy‑related commodity contract associated with the Langford wind facility, which resulted in an in‑substance financing to settle existing derivative liabilities over time. As a result of the restructuring, the Company derecognized derivative liabilities with a fair value of $62 million and recognized a term financing obligation with an initial carrying amount of $62 million. The financing obligation is repaid through fixed monthly payments beginning in July 2026 and matures on June 30, 2033. Total payments over the term of the arrangement are $75 million, which implies an effective interest rate of approximately 5.75%. Interest expense is recognized over the term of the obligation using the effective interest method.
Mesquite Sky Restructuring
On March 27, 2026, the Company restructured its existing energy‑related commodity contract associated with the Mesquite Sky wind facility, which resulted in an in‑substance financing to settle existing derivative liabilities over time. As a result of the restructuring, the Company derecognized derivative liabilities with a fair value of $115 million, as well as $12 million owed to the counterparty that was previously included in other non‑current liabilities, and recognized a term financing obligation with an initial carrying amount of $127 million. The financing obligation is repaid through fixed monthly payments beginning in May 2026 and matures on September 30, 2035. Total payments over the term of the arrangement are $162 million, which implies an effective interest rate of approximately 5.44%. Interest expense is recognized over the term of the obligation using the effective interest method.

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
Drop Down Transactions
Rosamond South II
On August 17, 2026, as part of the acquisition of Rosamond South II, as further described in Note 3, Acquisitions, the Company assumed the facility’s financing agreement, which included a $21 million construction loan that converts to a term loan when the facility reaches substantial completion, which is expected to occur in the fourth quarter of 2026, and a $143 million tax equity bridge loan, offset by $5 million in unamortized debt issuance costs. The tax equity bridge loan will be repaid at substantial completion with the final proceeds received from the tax equity investor, along with the $33 million that was contributed into escrow by the tax equity investor at acquisition date, which is included in restricted cash on the Company’s consolidated balance sheet.
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
Goat Mountain Repowering
On February 27, 2026, the Company, through its indirect subsidiaries, Goat Mountain Class B Holdco LLC and Goat Wind LLC, as co-borrowers, entered into a financing arrangement for non-recourse debt for a total commitment of $703 million, which consists of a construction loan that converts to a five-year term loan upon the repowering of the facility reaching substantial completion, which is expected to occur in the second half of 2027, as well as bridge loans to be repaid with the proceeds from the tax equity investor. The construction loan and bridge loans bear interest at a rate of SOFR plus 1.50% and mature on the term conversion date. The Company’s initial borrowing of $140 million was primarily used to fund costs associated with the Goat Mountain repowering, including to pay $88 million under the development services agreement, as further described in Note 12, Related Party Transactions, $15 million in debt issuance costs that were deferred and $5 million in capital expenditures. Under the financing arrangement, the Company borrowed $450 million through September 30, 2026.
Pine Forest
On January 15, 2026, the Company repaid the $231 million outstanding on the tax credit transfer bridge loan utilizing the proceeds received from the sale of transferable ITCs, as further described in Note 11, Income Taxes, and distributed the remaining $51 million to CEG.

Refinancing Transaction
Oahu Solar
On October 8, 2026, the Company, through its indirect subsidiary, Oahu Solar Holdings LLC, refinanced its existing credit agreement, which was scheduled to mature in November 2026, resulting in the issuance of a $71 million term loan facility, as well as $11 million in letters of credit in support of debt service and facility obligations, supported by the Company’s interests in the Oahu Solar facilities. The term loan bears interest at a rate of SOFR plus 1.75% per annum and matures on October 8, 2031. The Company utilized the proceeds from the term loan and existing sources of liquidity to repay $73 million of outstanding principal under the existing credit agreement.
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
The reconciliation of the Company’s basic and diluted earnings per share is presented in the following tables, including revisions to previously reported amounts:

	Three months ended September 30, 2026		Nine months ended September 30, 2026
(In millions, except per share data) (a)	Common Class A (b)	Common Class C	Common Class A (b)	Common Class C
Basic and diluted earnings per share attributable to Clearway Energy, Inc. common stockholders
Net income attributable to Clearway Energy, Inc.	$—	$51	$1	$9
Weighted average number of common shares outstanding — basic and diluted	—	121	15	106
Earnings per weighted average common share — basic and diluted	$—	$0.42	$0.08	$0.08

(a) Net income attributable to Clearway Energy, Inc. and basic and diluted earnings per share might not recalculate due to presenting amounts in millions rather than whole dollars.
(b) As of May 1, 2026, each share of the Company’s Class A common stock converted into one share of Class C common stock, as further described in Note 9, Changes in Capital Structure.

	Three months ended September 30, 2025
	As Previously Reported		Adjustments		As Revised
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted earnings per share attributable to Clearway Energy, Inc. common stockholders
Net income attributable to Clearway Energy, Inc.	$69	$167	$(1)	$(3)	$68	$164
Weighted average number of common shares outstanding — basic and diluted	35	83	—	—	35	83
Earnings per weighted average common share — basic and diluted	$2.00	$2.00	$(0.03)	$(0.03)	$1.97	$1.97

(a) Net income attributable to Clearway Energy, Inc. and basic and diluted earnings per share might not recalculate due to presenting amounts in millions rather than whole dollars.

	Nine months ended September 30, 2025
	As Previously Reported		Adjustments		As Revised
(In millions, except per share data) (a)	Common Class A	Common Class C	Common Class A	Common Class C	Common Class A	Common Class C
Basic and diluted earnings per share attributable to Clearway Energy, Inc. common stockholders
Net income attributable to Clearway Energy, Inc.	$80	$193	$(4)	$(10)	$76	$183
Weighted average number of common shares outstanding — basic and diluted	35	83	—	—	35	83
Earnings per weighted average common share — basic and diluted	$2.32	$2.32	$(0.12)	$(0.12)	$2.20	$2.20

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
In connection with the Class A Conversion, on April 29, 2026, CEG entered into a voting trust agreement, or the Voting Trust Agreement, with Wilmington Trust, National Association, as the voting trustee thereunder, or the Voting Trustee, pursuant to which CEG deposited into a voting trust 41,678,637 shares of Class B common stock, or the Voting Trust Shares. The Voting Trust Shares were deposited to maintain CEG’s relative voting power in the Company immediately following the Class A Conversion at the level immediately prior thereto. Under the Voting Trust Agreement, the Voting Trustee is required to vote the Voting Trust Shares on any stockholder matter in the same proportion as the votes cast by all Company stockholders. As of September 30, 2026, 41,678,555 shares of Class B common stock were held in the voting trust and subject to the terms of the Voting Trust Agreement.
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
During January 2026, the Company issued 1,445,244 shares of Class C common stock under the DSPP for gross proceeds of $50 million and incurred fees of less than $1 million, which were exchanged for 1,445,244 Class C units of Clearway Energy LLC. As of September 30, 2026, 1,061,554 shares of Class C common stock remained available for issuance under the DSPP.

Dividends to Class A and Class C Common Stockholders
The following table lists the dividends paid on the Company’s Class A and Class C common stock during the nine months ended September 30, 2026:

	Third Quarter 2026	Second Quarter 2026	First Quarter 2026
Dividends per Class A share	$—	$—	$0.4602
Dividends per Class C share	0.4750	0.4676	0.4602
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
On November 9, 2026, the Company declared quarterly dividends on its Class C common stock of $0.4824 per share payable on December 15, 2026 to stockholders of record as of December 1, 2026.
Distributions to CEG
The following table lists distributions paid to CEG during the nine months ended September 30, 2026 on Clearway Energy LLC’s Class B and D units:

	Third Quarter 2026	Second Quarter 2026	First Quarter 2026
Distributions per Class B Unit	$0.4750	$0.4676	$0.4602
Distributions per Class D Unit	0.4750	0.4676	0.4602
On November 9, 2026, Clearway Energy LLC declared a distribution on its Class B and Class D units of $0.4824 per unit payable on December 15, 2026 to unit holders of record as of December 1, 2026.

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

	Three months ended September 30, 2026
(In millions)	Flexible Generation	Renewables & Storage	Corporate (a)	Total
Operating revenues	$85	$437	$—	$522
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	34	133	—	167
Depreciation, amortization and accretion	28	169	1	198
General and administrative	—	—	13	13
Transaction and integration costs	—	—	9	9
Operating income (loss)	23	135	(23)	135
Equity in earnings of unconsolidated affiliates	1	28	—	29
Other income, net	—	11	1	12
Interest expense	(9)	(7)	(27)	(43)
Income (loss) before income taxes	15	167	(49)	133
Income tax expense	—	—	10	10
Net Income (Loss)	15	167	(59)	123
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	—	8	64	72
Net Income (Loss) Attributable to Clearway Energy, Inc.	$15	$159	$(123)	$51
Balance Sheet
Capital expenditures (b)	$2	$267	$—	$269

(a) Includes eliminations.
(b) Includes accruals.

	Three months ended September 30, 2025 (as revised) (a)
(In millions)	Flexible Generation	Renewables & Storage	Corporate (b)	Total
Operating revenues	$106	$323	$—	$429
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	31	97	—	128
Depreciation, amortization and accretion	28	148	—	176
General and administrative	—	—	10	10
Transaction and integration costs	—	—	3	3
Operating income (loss)	47	78	(13)	112
Equity in earnings of unconsolidated affiliates	—	15	—	15
Other income, net	1	6	—	7
Loss on debt extinguishment	—	(7)	—	(7)
Interest expense	(9)	(61)	(28)	(98)
Income (loss) before income taxes	39	31	(41)	29
Income tax benefit	—	—	(31)	(31)
Net Income (Loss)	39	31	(10)	60
Less: Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	—	(316)	144	(172)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$39	$347	$(154)	$232
Balance Sheet
Capital expenditures (c)	$2	$71	$—	$73

(a) The following table reconciles the revisions for the Renewables & Storage and Corporate segments:

	Three months ended September 30, 2025
(In millions)	As Previously Reported	Adjustments	As Revised
Renewables & Storage Segment:
Net loss attributable to noncontrolling interests	$(322)	$6	$(316)
Net income attributable to Clearway Energy, Inc.	353	(6)	347
Corporate Segment:
Net income attributable to noncontrolling interests	$146	$(2)	$144
Net loss attributable to Clearway Energy, Inc.	(156)	2	(154)
(b) Includes eliminations.
(c) Includes accruals.

	Nine months ended September 30, 2026
(In millions)	Flexible Generation	Renewables & Storage	Corporate (a)	Total
Operating revenues	$232	$1,125	$—	$1,357
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	93	357	—	450
Depreciation, amortization and accretion	84	490	2	576
General and administrative	—	—	39	39
Transaction and integration costs	—	—	21	21
Operating income (loss)	55	278	(62)	271
Equity in earnings of unconsolidated affiliates	3	42	—	45
Other income, net	2	22	4	28
Loss on debt extinguishment	—	(5)	—	(5)
Interest expense	(25)	(130)	(94)	(249)
Income (loss) before income taxes	35	207	(152)	90
Income tax expense	—	—	5	5
Net Income (Loss)	35	207	(157)	85
Less: Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	—	(142)	217	75
Net Income (Loss) Attributable to Clearway Energy, Inc.	$35	$349	$(374)	$10
Balance Sheet
Equity investments in affiliates	$68	$323	$—	$391
Capital expenditures (b)	7	391	—	398
Total Assets	$1,743	$15,436	$194	$17,373

(a) Includes eliminations.
(b) Includes accruals.

	Nine months ended September 30, 2025 (as revised) (a)
(In millions)	Flexible Generation	Renewables & Storage	Corporate (b)	Total
Operating revenues	$224	$895	$—	$1,119
Cost of operations, exclusive of depreciation, amortization and accretion shown separately below	86	295	—	381
Depreciation, amortization and accretion	84	418	—	502
General and administrative	—	—	31	31
Transaction and integration costs	—	—	8	8
Operating income (loss)	54	182	(39)	197
Equity in earnings of unconsolidated affiliates	—	27	—	27
Other income, net	3	17	2	22
Loss on debt extinguishment	—	(7)	—	(7)
Interest expense	(27)	(195)	(75)	(297)
Income (loss) before income taxes	30	24	(112)	(58)
Income tax benefit	—	—	(26)	(26)
Net Income (Loss)	30	24	(86)	(32)
Less: Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	—	(460)	169	(291)
Net Income (Loss) Attributable to Clearway Energy, Inc.	$30	$484	$(255)	$259
Balance Sheet
Equity investments in affiliates	$72	$229	$—	$301
Capital expenditures (c)	4	158	—	162
Total Assets	$1,859	$14,123	$84	$16,066

(a) The following table reconciles the revisions for the Renewables & Storage and Corporate segments:

	Nine months ended September 30, 2025
(In millions)	As Previously Reported	Adjustments	As Revised
Renewables & Storage Segment:
Net loss attributable to noncontrolling interests	$(483)	$23	$(460)
Net income attributable to Clearway Energy, Inc.	507	(23)	484
Corporate Segment:
Net income attributable to noncontrolling interests	$178	$(9)	$169
Net loss attributable to Clearway Energy, Inc.	(264)	9	(255)
(b) Includes eliminations.
(c) Includes accruals.
Note 11 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following amounts:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In millions, except percentages)
Income (loss) before income taxes	$133	$29	$90	$(58)
Income tax expense (benefit)	10	(31)	5	(26)
Effective income tax rate	7.5%	(106.9)%	5.6%	44.8%

For the three and nine months ended September 30, 2026 and 2025, the overall effective tax rate was different than the statutory rate of 21% primarily due to the allocation of taxable earnings and losses based on the partners’ interest in Clearway Energy LLC, which includes the effects of applying the HLBV method of accounting for book purposes for certain partnerships.
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
Master Development Services Agreement with Clearway Renew
Pursuant to the Master Development Services Agreement entered into in December 2025, in connection with the financial close of the Tuolumne repowering on October 27, 2026, the Company paid Clearway Renew $15 million in development services fees. The Company estimates that its total capital investment in the Tuolumne repowering will be $80 million, subject to closing adjustments.
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
O&M Services Agreements by and between the Company and Clearway Renewable Operation & Maintenance LLC
Various subsidiaries of the Company in the Renewables & Storage segment are party to services agreements with Clearway Renewable Operation & Maintenance LLC, or RENOM, a wholly-owned subsidiary of CEG, which provides operation and maintenance, or O&M, services to these subsidiaries. The Company incurred total expenses for these services of $24 million and $20 million for the three months ended September 30, 2026 and 2025, respectively. The Company incurred total expenses for these services of $70 million and $61 million for the nine months ended September 30, 2026 and 2025, respectively. Expenses for these services are included in cost of operations in the consolidated statements of operations. There was a balance of $15 million and $8 million due to RENOM as of September 30, 2026 and December 31, 2025, respectively.
Administrative Services Agreements by and between the Company and CEG
Various subsidiaries of the Company are parties to services agreements with Clearway Asset Services LLC and Clearway Solar Asset Management LLC, two wholly-owned subsidiaries of CEG, which provide various administrative services to the Company's subsidiaries. The Company incurred total expenses for these services of $7 million and $8 million for the three months ended September 30, 2026 and 2025, respectively. The Company incurred expenses under these agreements of $21 million and $19 million for the nine months ended September 30, 2026 and 2025, respectively. Expenses for these services are included in cost of operations in the consolidated statements of operations. There was a balance of $5 million and $3 million due to CEG as of September 30, 2026 and December 31, 2025, respectively.

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
The Company incurred expenses under the CEG Master Services Agreement of $7 million and $6 million for the three months ended September 30, 2026 and 2025, respectively. The Company incurred expenses under the CEG Master Services Agreement of $20 million and $18 million for the nine months ended September 30, 2026 and 2025, respectively. Expenses for these services are included in general and administrative in the consolidated statements of operations.
Note 13 — Revision of Previously Issued Unaudited Financial Information
As discussed in Item 15 — Note 18, Revision of Previously Issued Unaudited Financial Information (Unaudited), to the consolidated financial statements included in the Company’s 2025 Form 10-K, during the fourth quarter of 2025, the Company’s management identified errors related to certain calculations of hypothetical liquidation at book value (HLBV) accounting used to allocate net income (loss) to the Company’s redeemable noncontrolling interests and noncontrolling interests in tax equity partnerships in each of the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025. The Company evaluated the materiality of the errors in accordance with Staff Accounting Bulletins No. 99 and No. 108 of the SEC and concluded that the errors were immaterial to all previously reported periods and did not require restatement of any previously issued financial statements.
A summary of the corrections to the impacted financial statement line items is presented below:

	Three months ended September 30, 2025			Nine months ended September 30, 2025
(In millions, except per share amount)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(Unaudited)			(Unaudited)
Consolidated Statement of Operations
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(176)	$4	$(172)	$(305)	$14	$(291)
Net income attributable to Clearway Energy, Inc.	236	(4)	232	273	(14)	259
Earnings per weighted average Class A and Class C common share - basic and diluted	$2.00	$(0.03)	$1.97	$2.32	$(0.12)	$2.20
Consolidated Statement of Comprehensive Income
Comprehensive loss attributable to noncontrolling interests	$(178)	$4	$(174)	$(319)	$14	$(305)
Comprehensive income attributable to Clearway Energy, Inc.	$233	$(4)	$229	$264	$(14)	$250
Consolidated Balance Sheet (As of September 30, 2025)
Redeemable noncontrolling interest in subsidiaries	$74	$30	$104
Retained earnings	372	(14)	358
Noncontrolling interest	3,666	(16)	3,650
Total Stockholders’ Equity	$5,715	$(30)	$5,685
Consolidated Statements of Stockholders’ Equity
Retained Earnings:
Net income	$236	$(4)	$232
Retained Earnings at September 30, 2025	$372	$(14)	$358
Noncontrolling Interest:
Net loss	$9	$(19)	$(10)
Noncontrolling Interest at September 30, 2025	$3,666	$(16)	$3,650
See Note 8, Earnings Per Share, and Note 10, Segment Reporting, for more details related to the revisions included in the notes to the financial statements.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and the Results of Operations
The following discussion analyzes the Company’s historical financial condition and results of operations.
As you read this discussion and analysis, refer to the Company’s consolidated financial statements to this Form 10-Q, which present the results of operations for the three and nine months ended September 30, 2026 and 2025. Also refer to the Company’s 2025 Form 10-K, which includes detailed discussions of various items impacting the Company’s business, results of operations and financial condition.
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
The Company is one of the largest owners of clean energy generation assets in the U.S. The Company’s portfolio comprises approximately 13.9 GW of gross capacity in 27 states, including approximately 11.1 GW of wind, solar and battery energy storage systems, or BESS, and approximately 2.8 GW of dispatchable combustion-based power generation assets included in the Flexible Generation segment that provide critical grid reliability services. Through this environmentally-sound, diversified and primarily contracted portfolio, the Company endeavors to provide its investors with stable and growing dividend income. The majority of the Company’s revenues are derived from long-term contractual arrangements for the output or capacity from these assets. The weighted average remaining contract duration of the Company’s Renewables & Storage segment offtake agreements was approximately 12 years as of September 30, 2026 based on CAFD.
As of September 30, 2026, the Company’s operating assets are comprised of the following facilities:

		Capacity
	Percentage	Rated	Net	Contract
Facilities	Ownership	MW	MW (a)	Counterparty	Expiration
Flexible Generation
Carlsbad	100%	523	523	SDG&E	2038
El Segundo	100%	546	546	Various	2027 - 2029
GenConn Devon	50%	190	95	Connecticut Light & Power	2040
GenConn Middletown	50%	190	95	Connecticut Light & Power	2041
Marsh Landing	100%	820	820	Various	2026 - 2030
Walnut Creek	100%	501	501	Various	2026 - 2027
Total Flexible Generation		2,770	2,580
Utility Scale Solar
Agua Caliente	51%	290	148	PG&E	2039
Alpine	100%	66	66	PG&E	2033
Arica (b)	40%	263	105	Various	2036 - 2041
Avenal	50%	45	23	PG&E	2031
Buckthorn Solar (b)	100%	150	150	City of Georgetown, TX	2043
Cardinal Portfolio JV (c)	50%	95	48	Various	2035 - 2041
Catalina (d)	—% (d)	109	109	SDG&E	2038
Conetoe (c)	100%	80	80	Corning Inc. and Lockheed Martin	2040
CVSR	100%	250	250	PG&E	2038
Daggett 2 (b)	25%	182	46	Various	2038
Daggett 3 (b)	25%	300	75	Various	2033 - 2038
Desert Sunlight 250	25%	250	63	SCE	2034
Desert Sunlight 300	25%	300	75	PG&E	2039
Enterprise	100%	80	80	PacifiCorp	2036
Escalante I	100%	80	80	PacifiCorp	2036
Escalante II	100%	80	80	PacifiCorp	2036
Escalante III	100%	80	80	PacifiCorp	2036
Granite Mountain East	100%	80	80	PacifiCorp	2036
Granite Mountain West	100%	50	50	PacifiCorp	2036
Iron Springs	100%	80	80	PacifiCorp	2036
Luna Valley (b)	100%	200	200	Various	2040 - 2045
Mililani I (b)	50%	39	20	Hawaiian Electric Company	2042
Oahu Solar (b)	100%	61	61	Hawaiian Electric Company	2041
Pine Forest (b)	50%	300	150	Various	2040 - 2045

Rosamond Central (b)	50%	192	96	Various	2038 - 2047
Rosamond South I (b)	50%	140	70	Various	2040
Shoreham (b) (c)	100%	25	25	Long Island Power Authority	2038
Texas Solar Nova 1 (b)	50%	252	126	Verizon	2042
Texas Solar Nova 2 (b)	50%	200	100	Verizon	2042
Victory Pass (b)	40%	200	80	Various	2039
Waiawa (b)	50%	36	18	Hawaiian Electric Company	2043
Other Utility Scale Solar	100%	175	175	Various	2029 - 2038
Total Utility Scale Solar		4,730	2,889
Utility Scale BESS
Arica (b)	40%	136	54	Various	2039 - 2041
Daggett 1 (b)	100%	114	114	SDG&E	2040
Daggett 2 (b)	25%	131	33	Various	2038
Daggett 3 (b)	25%	149	37	Various	2033 - 2038
Honeycomb Portfolio (b)	100%	320	320	PacifiCorp	2046
Mililani I (b)	50%	39	20	Hawaiian Electric Company	2042
Pine Forest (b)	50%	200	100	N/A
Rosamond Central (b)	50%	147	74	SCE	2039
Rosamond South I (b)	50%	117	59	Various	2035 - 2040
Victory Pass (b)	40%	50	20	Various	2039
Waiawa (b)	50%	36	18	Hawaiian Electric Company	2043
Total Utility Scale BESS		1,439	849
Distributed Solar
Cardinal Portfolio (c)	100%	239	239	Various	2027 - 2040
Cardinal Portfolio JV (c)	50%	130	65	Various	2033 - 2041
DGPV Funds (b)	100%	286	286	Various	2030 - 2044
Solar Power Partners (SPP)	100%	24	24	Various	2026 - 2037
Other DG Facilities	100%	19	19	Various	2026 - 2039
Total Distributed Solar		698	633
Utility Scale Wind
Alta I - V	100%	720	720	SCE	2035
Alta X - XI	100%	227	227	SCE	2038
Black Rock (b)	50%	115	58	Toyota and Google	2036
Broken Bow	100%	80	80	Nebraska Public Power District	2032
Cedar Creek (b)	100%	160	160	PacifiCorp	2049
Cedro Hill (b)	100%	160	160	CPS Energy	2045
Crofton Bluffs	100%	42	42	Nebraska Public Power District	2032
Dan’s Mountain (b)	50%	55	28	Constellation Energy Generation	2037
Elbow Creek (b)	100%	122	122	Various	2041
Elkhorn Ridge	66.7%	81	54	Nebraska Public Power District	2029
Goat Mountain (e)	99%	150	149	N/A
Langford (b)	100%	160	160	Various	2041
Laredo Ridge	100%	81	81	Nebraska Public Power District	2031
Mesquite Sky (b)	50%	340	170	Various	2041
Mesquite Star (b)	50%	419	210	Various	2032 - 2035
Mountain Wind 1	100%	61	61	PacifiCorp	2033
Mountain Wind 2	100%	80	80	PacifiCorp	2033
Ocotillo	100%	55	55	N/A
Pinnacle (b)	100%	54	54	Maryland Department of General Services and University System of Maryland	2031

Rattlesnake (b) (f)	100%	160	160	Avista Corporation	2040
San Juan Mesa	75%	120	90	Southwestern Public Service Company	2026
Sleeping Bear	100%	95	95	Public Service Company of Oklahoma	2032
South Trent	100%	101	101	AEP Energy Partners	2029
Spring Canyon II and III	100%	63	63	Platte River Power Authority	2039
Taloga	100%	130	130	Oklahoma Gas & Electric	2031
Tuolumne	100%	137	137	Turlock Irrigation District	2040
Wildorado (b)	100%	161	161	Southwestern Public Service Company	2030
Other Utility Scale Wind	100%	105	105	Various	2027 - 2033
Total Wind		4,234	3,713
Total Clearway Energy, Inc.		13,871	10,664

(a) For owned facilities, net capacity represents the maximum, or rated, generating or storage capacity of the facility multiplied by the Company’s percentage ownership in the facility as of September 30, 2026.
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

Significant Events
Third-Party Acquisitions
•On March 30, 2026, the Company, through its indirect subsidiaries, Cardinal Purchaser LLC and Cardinal JV Purchaser LLC, completed the acquisition of the Cardinal Portfolio for net cash consideration of $323 million, which includes post-closing adjustments of $2 million. Of the net consideration, $242 million was paid by Cardinal Purchaser LLC related to facilities consolidated by the Company and $81 million was paid by Cardinal JV Purchaser LLC related to facilities held through a joint venture with a third-party investor, recorded as an equity method investment. After factoring in cash acquired, transaction expenses and proceeds from the related financing activities, the Company estimates its net capital investment in the Cardinal Portfolio will be approximately $240 million. See Note 3, Acquisitions, for further discussion of the transaction.
Drop Down Transactions
•On October 1, 2026, the Company, through its indirect subsidiary, entered into an agreement with Clearway Renew to acquire the Class A membership interests in the Honeycomb 2 Portfolio, which includes three BESS facilities under construction in Beaver and Iron Counties, Utah representing 210 MW of capacity, for $119 million in cash consideration, subject to closing adjustments. The consummation of the transaction is subject to customary closing conditions and certain third-party approvals and is expected in the second half of 2027.
•On October 1, 2026, the Company, through its indirect subsidiary, RS2-Spindle TE Holdco LLC, acquired Spindle Pledgor LLC, the direct owner of the Spindle BESS facility, from Clearway Renew for initial cash consideration of $9 million. At substantial completion, which is expected to occur in the fourth quarter of 2026, the Company estimates it will pay an additional $37 million to Clearway Renew. The Company estimates that its total capital investment in Spindle will be $46 million, excluding the impact of any closing adjustments noted in the purchase agreement. See Note 3, Acquisitions, for further discussion of the transaction.
•On September 23, 2026, the Company, through an indirect subsidiary, entered into an agreement with Clearway Renew to acquire the Class A membership interests in Swan, a 650 MW solar facility currently under construction in Bates County, Missouri, for $230 million in cash consideration, subject to closing adjustments. The consummation of the transaction is subject to customary closing conditions and certain third-party approvals and is expected in the second half of 2028.
•On August 17, 2026, the Company, through an indirect subsidiary, RS2-Spindle Purchaser LLC, acquired RS2-Spindle TargetCo, the indirect owner of the Rosamond South II BESS facility, from Clearway Renew for initial cash consideration of $9 million. At substantial completion, which is expected to occur in the fourth quarter of 2026, the Company estimates it will pay an additional $38 million to Clearway Renew. The Company estimates that its total capital investment in Rosamond South II will be $47 million, excluding the impact of any closing adjustments noted in the purchase agreement. See Note 3, Acquisitions, for further discussion of the transaction.
Flexible Generation Resource Adequacy and Capacity Agreements
•On May 15, 2026, the Company contracted with a load-serving entity to sell approximately 200 MW of Walnut Creek’s RA commencing in January 2027 and ending in December 2027. On November 4, 2026, the Company entered into a PPA with an additional load-serving entity for between 200 MW and 500 MW of Walnut Creek’s capacity commencing in January 2027 and ending in December 2034.
•On August 7, 2026, the Company contracted with a load-serving entity to sell approximately 203 MW of Marsh Landing’s RA commencing in January 2028 and ending in December 2029.
Financing Activities
•During the first half of 2026, the Company completed restructuring activities related to certain long-term commodity contracts associated with the Elbow Creek, Langford and Mesquite Sky wind facilities. In connection with each restructuring, the Company entered into a new 15-year PPA with a commercial or investment-grade counterparty. See Note 7, Long-term Debt, for further discussion of the restructuring activities.

•On October 8, 2026, the Company, through its indirect subsidiary, Oahu Solar Holdings LLC, refinanced its existing credit agreement, which was scheduled to mature in November 2026, resulting in the issuance of a $71 million term loan facility, as well as $11 million in letters of credit in support of debt service and facility obligations. The Company utilized the proceeds from the term loan and existing sources of liquidity to repay the outstanding principal under the existing credit agreement. See Note 7, Long-term Debt, for further discussion of the refinanced credit agreement.
•In connection with the Rosamond South II Drop Down on August 17, 2026, the Company assumed non-recourse facility-level debt. See Note 7, Long-term Debt, for further discussion of the non-recourse facility-level debt associated with the facility.
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
Regulatory Matters
The Company’s regulatory matters are described in Item 1, Business — Regulatory Matters and Item 1A, Risk Factors, of the Company’s 2025 Form 10-K.

Consolidated Results of Operations
The following table provides selected financial information:

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2026	2025	Change	2026	2025	Change
Operating Revenues
Energy and capacity revenues	$552	$457	$95	$1,415	$1,218	$197
Other revenues	19	26	(7)	60	68	(8)
Contract amortization	(52)	(50)	(2)	(153)	(139)	(14)
Mark-to-market for economic hedges	3	(4)	7	35	(28)	63
Total operating revenues	522	429	93	1,357	1,119	238
Operating Costs and Expenses
Cost of fuels	11	6	5	14	9	5
Operations and maintenance	125	93	32	349	287	62
Other costs of operations	31	29	2	87	85	2
Depreciation, amortization and accretion	198	176	22	576	502	74
General and administrative	13	10	3	39	31	8
Transaction and integration costs	9	3	6	21	8	13
Total operating costs and expenses	387	317	70	1,086	922	164
Operating Income	135	112	23	271	197	74
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	29	15	14	45	27	18
Other income, net	12	7	5	28	22	6
Loss on debt extinguishment	—	(7)	7	(5)	(7)	2
Derivative interest income (expense)	70	(8)	78	77	(40)	117
Other interest expense	(113)	(90)	(23)	(326)	(257)	(69)
Total other expense, net	(2)	(83)	81	(181)	(255)	74
Income (Loss) Before Income Taxes	133	29	104	90	(58)	148
Income tax expense (benefit)	10	(31)	41	5	(26)	31
Net Income (Loss)	123	60	63	85	(32)	117
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	72	(172)	244	75	(291)	366
Net Income Attributable to Clearway Energy, Inc.	$51	$232	$(181)	$10	$259	$(249)

	Three months ended September 30,		Nine months ended September 30,
Business metrics:	2026	2025	2026	2025
Solar MWh generated/sold (in thousands) (a)	3,413	2,936	9,295	7,654
Wind MWh generated/sold (in thousands) (a)	2,424	2,276	8,680	8,420
Solar & Wind MWh generated/sold (in thousands) (a) (b)	5,837	5,212	17,975	16,074
Solar weighted-average capacity factor (c)	34.1%	35.6%	31.6%	33.1%
Wind weighted-average capacity factor (d)	26.8%	24.0%	32.7%	30.6%
Flexible Generation MWh generated (in thousands)	244	170	333	290
Flexible Generation equivalent availability factor	93.8%	92.5%	93.3%	92.3%

(a) Volumes do not include the MWh generated/sold by the Company’s equity method investments.
(b) MWh generated/sold includes 72 and 62 MWh (in thousands) associated with curtailment activities for the three months ended September 30, 2026 and 2025, respectively, and 1,099 and 852 for the nine months ended September 30, 2026 and 2025, respectively.
(c) Typical average capacity factors for solar facilities is 25%. The weighted-average capacity factors can vary based on seasonality and weather.
(d) Typical average capacity factors for wind facilities is 25-45%. The weighted-average capacity factors can vary based on seasonality and weather.

Management’s Discussion of the Results of Operations for the Three Months Ended September 30, 2026 and 2025
Operating Revenues
Operating revenues increased by $93 million during the three months ended September 30, 2026, compared to the same period in 2025, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables & Storage Segment	Increase primarily driven by the Daggett 1 BESS, Luna Valley solar, Pine Forest solar and BESS and Rosamond South I solar and BESS acquisitions, which reached commercial operations in the second half of 2025, the Honeycomb BESS facilities, which reached commercial operations in April 2026, and the Catalina solar and Cardinal solar acquisitions in July 2025 and March 2026, respectively.	$63
	Increase primarily driven by the new PPAs at the Elbow Creek and Mesquite Sky wind facilities entered into as part of the commodity contract restructuring transactions during the first half of 2026.	13
Flexible Generation Segment	Increase in energy revenue primarily driven by higher generation at the El Segundo, Walnut Creek and Marsh Landing facilities due to increased electricity demand.	12
Contract amortization	Decrease primarily driven by additional amortization from the Cardinal solar acquisition in March 2026.	(2)
Mark-to-market economic hedging activities	Increase primarily driven by the commodity contract restructuring transactions associated with Elbow Creek, Langford and Mesquite Sky, which occurred in the first half of 2026.	24
	Increase primarily driven by a decrease in forward power prices in the ERCOT market.	17
	Changes in fair value of heat rate call option contracts primarily driven by changes in forward power and natural gas market prices.	(34)
		$93
Operations and Maintenance Expense
Operations and maintenance expense increased by $32 million during the three months ended September 30, 2026, compared to the same period in 2025, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables & Storage Segment	Increase primarily driven by higher maintenance activities at various wind facilities.	$16
	Increase primarily driven by the solar and BESS acquisitions referenced above.	11
	Increase driven by the Tuolumne wind acquisition in April 2025.	5
		$32
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion increased by $22 million during the three months ended September 30, 2026, compared to the same period in 2025, primarily due to the solar and BESS acquisitions referenced above, partially offset by the sale of Mt. Storm in October 2025.
Interest Expense
Interest expense decreased by $55 million during the three months ended September 30, 2026, compared to the same period in 2025, primarily due to the following:

(In millions)
Change in fair value of interest rate swaps primarily due to changes in interest rates	$(78)
Increase in interest expense for the Renewables & Storage segment primarily due to an increase in principal balances from the solar and BESS acquisitions referenced above	16
Increase in interest expense for the Corporate segment primarily due to the issuance of the 2034 Senior Notes	7
$(55)

Income Tax Expense (Benefit)
For the three months ended September 30, 2026, the Company recorded an income tax expense of $10 million on pretax income of $133 million. For the same period in 2025, the Company recorded an income tax benefit of $31 million on pretax income of $29 million. The $41 million increase in income taxes during the three months ended September 30, 2026, compared to the same period in 2025, was primarily due to the allocation of taxable earnings and losses, which includes the effect of applying the HLBV method of accounting for book purposes for certain partnerships.
Net Income (Loss) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the three months ended September 30, 2026, the Company had net income of $72 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
CEG’s economic interest in Clearway Energy LLC	$64
Income attributable to third-party partnerships	42
Losses attributable to tax equity financing arrangements and the application of the HLBV method (primarily due to Honeycomb TE Holdco LLC HLBV losses)	(34)
$72
For the three months ended September 30, 2025, the Company had a net loss of $172 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method (primarily due to Daggett 1 TE Holdco LLC, Dan’s Mountain Tax Credit Holdco LLC, Luna Valley TE Holdco LLC, Rosie South TE Holdco LLC and Rosie TE HoldCo LLC HLBV losses)	$(456)
CEG’s economic interest in Clearway Energy LLC	144
Income attributable to third-party partnerships (primarily due to Dan’s Mountain Tax Credit Holdco LLC, Rosie South TE Holdco LLC and Rosie TE HoldCo LLC HLBV losses)	140
$(172)

Management’s Discussion of the Results of Operations for the Nine Months Ended September 30, 2026 and 2025
Operating Revenues
Operating revenues increased by $238 million during the nine months ended September 30, 2026, compared to the same period in 2025, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables & Storage Segment	Increase primarily driven by the Daggett 1 BESS, Luna Valley solar, Pine Forest solar and BESS and Rosamond South I solar and BESS acquisitions, which reached commercial operations in the second half of 2025, the Honeycomb BESS facilities, which reached commercial operations in April 2026, and the Catalina solar and Cardinal solar acquisitions in July 2025 and March 2026, respectively.	$168
	Increase driven by the Tuolumne wind acquisition in April 2025, as well as the Dan’s Mountain wind acquisition, which reached commercial operations in May 2025.	20
	Increase primarily driven by the new PPAs at the Elbow Creek and Mesquite Sky wind facilities entered into as part of the commodity contract restructuring transactions during the first half of 2026.	13
	Increase primarily driven by higher wind resource at certain facilities.	9
	Decrease driven by lower wind production at the Alta facilities due to lower wind resource in 2026 and the long-term enhancement program at Alta II-V that was completed during the third quarter of 2026.	(29)
	Decrease driven by the Mt. Storm wind sale to Clearway Renew in October 2025 in connection with the repowering.	(6)
Flexible Generation Segment	Increase in energy revenue primarily driven by higher generation at the El Segundo, Walnut Creek and Marsh Landing facilities due to increased electricity demand in the third quarter of 2026	14
Contract amortization	Decrease primarily driven by additional amortization from the Tuolumne wind, Catalina solar and Cardinal solar acquisitions in April 2025, July 2025 and March 2026, respectively.	(14)
Mark-to-market economic hedging activities	Increase primarily driven by a decrease in forward power prices in the ERCOT market.	57
	Increase primarily driven by the commodity contract restructuring transactions associated with Elbow Creek, Langford and Mesquite Sky.	24
	Decrease driven by the Mt. Storm hedge buy-out, which occurred during the second and third quarters of 2025.	(11)
	Changes in fair value of heat rate call option contracts primarily driven by changes in forward power and natural gas market prices.	(7)
		$238
Operations and Maintenance Expense
Operations and maintenance expense increased by $62 million during the nine months ended September 30, 2026, compared to the same period in 2025, due to a combination of the drivers summarized in the table below:

		(In millions)
Renewables & Storage Segment	Increase primarily driven by the solar and BESS acquisitions referenced above.	$41
	Increase primarily driven by higher maintenance activities at various wind facilities.	16
	Increase driven by the Tuolumne wind acquisition in April 2025.	5
		$62
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion increased by $74 million during the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to the solar and BESS acquisitions referenced above, partially offset by the sale of Mt. Storm in October 2025.

Interest Expense
Interest expense decreased by $48 million during the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to the following:

(In millions)
Change in fair value of interest rate swaps primarily due to changes in interest rates	$(117)
Increase in interest expense for the Renewables & Storage segment primarily due to an increase in principal balances from the solar and BESS acquisitions referenced above	46
Increase in interest expense for the Corporate segment primarily due to the issuance of the 2034 Senior Notes	23
$(48)
Income Tax Expense (Benefit)
For the nine months ended September 30, 2026, the Company recorded an income tax expense of $5 million on pretax income of $90 million. For the same period in 2025, the Company recorded an income tax benefit of $26 million on a pretax loss of $58 million. The $31 million increase in income taxes during the nine months ended September 30, 2026, compared to the same period in 2025, was primarily due to the allocation of taxable earnings and losses, which includes the effect of applying the HLBV method of accounting for book purposes for certain partnerships.
Net Income (Loss) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests
For the nine months ended September 30, 2026, the Company had net income of $75 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
CEG’s economic interest in Clearway Energy LLC	$217
Income attributable to third-party partnerships (primarily from the equity pickup of Pine Forest TE HoldCo LLC HLBV losses)	169
Losses attributable to tax equity financing arrangements and the application of the HLBV method (primarily due to Daggett 1 TE Holdco LLC, Honeycomb TE Holdco LLC, Luna Valley TE Holdco LLC and TSN1 TE Holdco LLC HLBV losses)	(311)
$75
For the nine months ended September 30, 2025, the Company had a net loss of $291 million attributable to noncontrolling interests and redeemable noncontrolling interests comprised of the following:

(In millions)
Losses attributable to tax equity financing arrangements and the application of the HLBV method (primarily due to Cedro Hill TE Holdco, Daggett 1 TE Holdco LLC, Dan’s Mountain Tax Credit Holdco LLC, Luna Valley TE Holdco LLC, Rosie South TE Holdco LLC, Rosie TE HoldCo LLC and VP-Arica TE Holdco LLC HLBV losses)	$(594)
CEG’s economic interest in Clearway Energy LLC	169
Income attributable to third-party partnerships (primarily due to Dan’s Mountain Tax Credit Holdco LLC, Rosie South TE Holdco LLC, Rosie TE HoldCo LLC and VP-Arica TE Holdco LLC HLBV losses)	134
$(291)

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
Current Liquidity Position
As of September 30, 2026 and December 31, 2025, the Company’s liquidity was approximately $1,102 million and $1,061 million, respectively, comprised of cash, restricted cash and availability under the Company’s revolving credit facility.

(In millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents:
Clearway Energy, Inc. and Clearway Energy LLC, excluding subsidiaries	$51	$37
Subsidiaries	282	194
Restricted cash:
Operating accounts	177	146
Reserves, including debt service, distributions, performance obligations and other reserves	236	441
Total cash, cash equivalents and restricted cash	746	818
Revolving credit facility availability	356	243
Total liquidity	$1,102	$1,061
The Company’s liquidity includes $413 million and $587 million of restricted cash balances as of September 30, 2026 and December 31, 2025, respectively. Restricted cash consists primarily of funds to satisfy the requirements of certain debt arrangements and funds held within the Company’s facilities that are restricted in their use. As of September 30, 2026, these restricted funds were comprised of $177 million designated to fund operating expenses, approximately $101 million designated for current debt service payments and $91 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures. The remaining $44 million is held in distribution reserve accounts. In January 2026, the Company distributed $174 million to the tax equity investor in Rosie South TE Holdco LLC related to transferable ITCs for the Rosamond South I solar and BESS facility that were included in restricted cash as of December 31, 2025.
Clearway Energy LLC and Clearway Energy Operating LLC Revolving Credit Facility
As of September 30, 2026, the Company had $144 million in outstanding borrowings under the revolving credit facility and $200 million in letters of credit outstanding. During the nine months ended September 30, 2026, the Company borrowed $262 million under the revolving credit facility, and subsequently repaid $479 million of its outstanding borrowings. During October 2026, the Company subsequently repaid $15 million of its outstanding borrowings under the revolving credit facility. As of October 31, 2026, the Company had $129 million in outstanding borrowings under the revolving credit facility. The facility will continue to be used for general corporate purposes including financing of future investments or acquisitions and posting letters of credit.
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

The following table summarizes the credit ratings for the Company and its Senior Notes as of September 30, 2026:

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
Goat Mountain Repowering Financing — On February 27, 2026, the Company, through its indirect subsidiaries, Goat Mountain Class B Holdco LLC and Goat Wind LLC, as co-borrowers, entered into a financing arrangement for non-recourse debt for a total commitment of $703 million, which consists of a construction loan that converts to a five-year term loan upon substantial completion of the repowering, as well as bridge loans to be repaid with the proceeds from the tax equity investor. The construction loan and bridge loans bear interest at a rate of SOFR plus 1.50% and mature on the term conversion date. The initial borrowing of $140 million was primarily used to fund costs associated with the Goat Mountain repowering, including payments under the development services agreement, deferred debt issuance costs and capital expenditures. In June 2026, the Company paid the remaining $36 million due under the development services agreement. Under the financing arrangement, the Company borrowed $450 million through September 30, 2026. The Company estimates that its total capital investment in the Goat Mountain repowering will be $200 million, subject to closing adjustments.
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
Direct Stock Purchase Plan, or DSPP — In January 2026, the Company issued 1,445,244 shares of Class C common stock under the DSPP for gross proceeds of $50 million and incurred fees of less than $1 million, which were exchanged for 1,445,244 Class C units of Clearway Energy LLC. As of September 30, 2026, 1,061,554 shares of Class C common stock remained available for issuance under the DSPP.
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

For the nine months ended September 30, 2026, the Company used approximately $407 million to fund capital expenditures, including growth expenditures of $398 million, primarily in the Renewables & Storage segment, funded through construction-related financing. Growth capital expenditures included $269 million incurred in connection with the repowering of the Goat Mountain wind facility, $74 million incurred in connection with the Honeycomb Portfolio BESS facilities, $24 million incurred in connection with the Pine Forest solar and BESS facility, $20 million incurred in connection with the Rosamond South II BESS facility and $11 million incurred by other facilities. In addition, the Company incurred $9 million of maintenance capital expenditures, which is net of credits received.
Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties.
Retained or Contingent Interests
The Company does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of September 30, 2026, the Company has several investments with an ownership interest percentage of 50% or less. GenConn is a VIE for which the Company is not the primary beneficiary. The Company’s pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $345 million as of September 30, 2026. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to the Company.
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
Third-Party Acquisition
Cardinal Portfolio — On March 30, 2026, the Company, through its indirect subsidiaries, Cardinal Purchaser LLC and Cardinal JV Purchaser LLC, completed the acquisition of the Cardinal Portfolio for net cash consideration of $323 million, which includes post-closing adjustments of $2 million. Of the net consideration, $242 million was paid by Cardinal Purchaser LLC related to facilities consolidated by the Company and $81 million was paid by Cardinal JV Purchaser LLC related to facilities held through a joint venture with a third-party investor. The Cardinal Portfolio has a weighted average remaining contract duration of approximately 10 years. The acquisition was funded with $100 million in borrowings under the new financing arrangement entered into in connection with the acquisition, as well as existing sources of liquidity.
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
Drop Down Transactions
Spindle Drop Down — On October 1, 2026, the Company, through its indirect subsidiary, RS2-Spindle TE Holdco LLC, acquired Spindle Pledgor LLC, the direct owner of the Spindle BESS facility, from Clearway Renew for initial cash consideration of $9 million. At substantial completion, which is expected to occur in the fourth quarter of 2026, the Company estimates it will pay an additional $37 million to Clearway Renew. Spindle has a 20-year PPA with an investment-grade utility that will commence when the underlying operating assets reach commercial operations, which is expected to occur in the fourth quarter of 2026. The acquisition was funded with existing sources of liquidity. The Company estimates that its total capital investment in Spindle will be $46 million, excluding the impact of any closing adjustments noted in the purchase agreement.

Rosamond South II Drop Down — On August 17, 2026, the Company, through its indirect subsidiary, RS2-Spindle Purchaser LLC, acquired RS2-Spindle TargetCo, the indirect owner of the Rosamond South II BESS facility, from Clearway Renew for initial cash consideration of $9 million. At substantial completion, which is expected to occur in the fourth quarter of 2026, the Company estimates it will pay an additional $38 million to Clearway Renew. Rosamond South II has 15-year PPAs with an investment-grade utility that will commence when the underlying operating assets reach commercial operations, which is expected to occur in the fourth quarter of 2026. The acquisition was funded with existing sources of liquidity. As part of the acquisition of Rosamond South II, the Company assumed the facility’s financing agreement, which included a construction loan that converts to a term loan when the facility reaches substantial completion and a tax equity bridge loan, which will be completely paid off when the facility reaches substantial completion utilizing the final proceeds received from the tax equity investor, along with their initial contribution at acquisition date that is being held in escrow. The Company estimates that its total capital investment in Rosamond South II will be $47 million, excluding the impact of any closing adjustments noted in the purchase agreement.
Honeycomb Portfolio Drop Down — On May 1, 2026, when the Honeycomb Portfolio BESS facilities reached substantial completion, the Company paid $81 million to Clearway Renew as additional purchase price in connection with the Company’s acquisition of Honeycomb TargetCo LLC, or Honeycomb TargetCo, from Clearway Renew, which occurred on October 15, 2025. The Company’s additional purchase price was funded with existing sources of liquidity. Also, on May 1, 2026, the tax equity investor in Honeycomb TE Holdco LLC contributed an additional $254 million, which was utilized along with the $60 million previously held in escrow, to repay the tax equity bridge loan and to pay associated fees with the remaining proceeds distributed to CEG. Prior to substantial completion being reached, the Company borrowed an additional $71 million in construction loans during 2026, and on May 1, 2026, the total outstanding construction loans were converted to a term loan. The Company’s total capital investment in Honeycomb TargetCo was $97 million.
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
Elbow Creek Restructuring — On June 25, 2026, the Company restructured its existing energy‑related commodity contract associated with the Elbow Creek wind facility, which resulted in an in‑substance financing to settle existing derivative liabilities over time. As a result of the restructuring, the Company derecognized derivative liabilities with a fair value of $46 million, as well as $8 million owed to the counterparty that was previously included in other non‑current liabilities. The Company also paid $20 million, which was used to settle the non-current liability and partially settle the outstanding derivative liability, resulting in a term financing obligation with an initial carrying amount of $34 million. The financing obligation is repaid through fixed monthly payments beginning in July 2026 and matures on October 31, 2032. Total payments over the term of the arrangement are $40 million, which implies an effective interest rate of approximately 5.49%.
Langford Restructuring — On June 10, 2026, the Company restructured its existing energy‑related commodity contract associated with the Langford wind facility, which resulted in an in‑substance financing to settle existing derivative liabilities over time. As a result of the restructuring, the Company derecognized derivative liabilities with a fair value of $62 million and recognized a term financing obligation with an initial carrying amount of $62 million. The financing obligation is repaid through fixed monthly payments beginning in July 2026 and matures on June 30, 2033. Total payments over the term of the arrangement are $75 million, which implies an effective interest rate of approximately 5.75%.

Mesquite Sky Restructuring — On March 27, 2026, the Company restructured its existing energy‑related commodity contract associated with the Mesquite Sky wind facility, which resulted in an in‑substance financing to settle existing derivative liabilities over time. As a result of the restructuring, the Company derecognized derivative liabilities with a fair value of $115 million, as well as $12 million owed to the counterparty that was previously included in other non‑current liabilities, and recognized a term financing obligation with an initial carrying amount of $127 million. The financing obligation is repaid through fixed monthly payments beginning in May 2026 and matures on September 30, 2035. Total payments over the term of the arrangement are $162 million, which implies an effective interest rate of approximately 5.44%.
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
The following table lists the dividends paid on the Company’s Class A common stock and Class C common stock during the nine months ended September 30, 2026:

	Third Quarter 2026	Second Quarter 2026	First Quarter 2026
Dividends per Class A share	$—	$—	$0.4602
Dividends per Class C share	0.4750	0.4676	0.4602
As a result of the Class A Conversion discussed in Note 9, Changes in Capital Structure, the Company no longer has any Class A common stock outstanding, and holders of the Company’s former Class A common stock converted into Class C common stock remain entitled to receive dividends, if declared by the Company, on the same basis as prior to the conversion.
On November 9, 2026, the Company declared quarterly dividends on its Class C common stock of $0.4824 per share payable on December 15, 2026 to stockholders of record as of December 1, 2026.

Cash Flow Discussion
The following tables reflect the changes in cash flows for the comparative periods:

	Nine months ended September 30,
	2026	2025	Change
	(In millions)
Net cash provided by operating activities	$939	$511	$428
Net cash used in investing activities	(896)	(739)	(157)
Net cash (used in) provided by financing activities	(115)	136	(251)
Net Cash Provided by Operating Activities

Changes to net cash provided by operating activities were driven by:	(In millions)
Proceeds from transferable tax credits in 2026, primarily from the Pine Forest solar and BESS facility, utilized to repay long-term debt and pay distributions to noncontrolling interests (Financing Activities)	$282
Buy-out of the Mt. Storm commodity contract in 2025, offset by partial buy-down of the Elbow Creek commodity contract in 2026	51
Increase from changes in working capital primarily driven by the timing of accounts receivable collections and payments of current liabilities, including accounts payable and accrued liabilities	47
Increase in operating income after adjusting for non-cash items	42
Increase in distributions from unconsolidated affiliates	6
$428
Net Cash Used in Investing Activities

Changes to net cash used in investing activities were driven by:	(In millions)
Increase in capital expenditures	$(194)
Payments for equipment deposits and asset purchases from affiliate in 2026 related to the Goat Mountain repowering	(107)
Investments in unconsolidated affiliates in 2026 related to the Cardinal Portfolio JV	(91)
Decrease in cash paid for Drop Down Assets, net of cash acquired	129
Decrease in cash paid for third party acquisitions, net of cash acquired	101
Increase in return of investment from unconsolidated affiliates	2
Other	3
$(157)
Net Cash (Used in) Provided by Financing Activities

Changes in net cash (used in) provided by financing activities were driven by:	(In millions)
Increase in (distributions to) contributions from noncontrolling interests, net	$(846)
Increase in payments for the revolving credit facility and decrease in proceeds from the revolving credit facility	(622)
Increase in dividends paid to common stockholders and distributions paid to CEG unit holders	(22)
Increase in payments of debt issuance costs	(20)
Increase in proceeds from issuance of long-term debt and decrease in payments for long-term debt	1,204
Proceeds from the issuance of Class C common stock under the DSPP in 2026	50
Pro-rata distributions to CEG in 2025	7
Other	(2)
$(251)

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
The Company, after the utilization of various federal and state NOL carryforwards, paid $3 million of federal and state income taxes during the nine months ended September 30, 2026 and does not expect to pay material federal or state income taxes for the remainder of the current year. The Company does not anticipate being subject to the corporate minimum tax on financial statement income.
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
The Company is subject to examination by taxing authorities for income tax returns filed in the U.S. federal and various state jurisdictions. All tax returns filed by the Company for the year ended December 31, 2013 and forward remain subject to audit. As of September 30, 2026, the U.S. federal partnership returns of two of the Company’s subsidiaries are under audit by the IRS. The Company and its subsidiaries are also periodically subject to various state tax audits. As of September 30, 2026, the Company has one audit from filing an amended return to pursue a potential California tax refund, and another audit of a subsidiary in Hawaii. The IRS has not yet issued any proposed adjustments with respect to the two subsidiaries under audit and the Company has not received any proposed adjustments from its state audits. The Company believes that the ultimate resolution of each of these audits will not be material to the Company’s financial condition, results of operations or liquidity, and thus no material provision has been made for any adjustments that may result from tax examinations. The outcome of tax audits cannot be predicted with certainty and if any issues addressed in tax audits of the Company are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
The Company has an unrecognized tax benefit of $19 million as of September 30, 2026.

Fair Value of Derivative Instruments
The Company may enter into energy-related commodity contracts to mitigate variability in earnings due to fluctuations in spot market prices. In addition, in order to mitigate interest rate risk associated with the issuance of variable rate debt, the Company enters into interest rate swap agreements.
The tables below disclose the activities of non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at September 30, 2026, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at September 30, 2026. For a full discussion of the Company’s valuation methodology of its contracts, see Derivative and Financial Instruments Fair Value Measurements in Note 5, Fair Value of Financial Instruments.

Derivative Activity (Losses) Gains	(In millions)
Fair value of contracts as of December 31, 2025	$(204)
Contracts realized, restructured or otherwise settled during the period	212
Contracts added during the period	6
Changes in fair value	328
Fair value of contracts as of September 30, 2026	$342

	Fair value of contracts as of September 30, 2026
	Maturity
Fair Value Hierarchy Gains (Losses)	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 2	$113	$180	$82	$25	$400
Level 3	(2)	(20)	(27)	(9)	(58)
Total	$111	$160	$55	$16	$342
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
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MWh increase or decrease in power prices across the term of the long-term power commodity contracts would cause a change of approximately $1 million to the net value of the related derivatives as of September 30, 2026.
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
The Company and most of its subsidiaries enter into interest rate swaps intended to hedge the risks associated with interest rates on non-recourse facility-level debt or a potential refinancing of, or future issuance of, the Senior Notes. See Item 15 — Note 10, Long-term Debt, to the Company’s audited consolidated financial statements for the year ended December 31, 2025 included in the 2025 Form 10-K for more information about interest rate swaps of the Company’s subsidiaries.
If all of the interest rate swaps had been discontinued on September 30, 2026, the counterparties would have owed the Company $381 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of September 30, 2026, a change of 1%, or 100 basis points, in interest rates would result in an approximately $5 million change in market interest expense on a rolling twelve-month basis.
As of September 30, 2026, the fair value of the Company’s debt was $8,907 million and the carrying value was $9,514 million. The Company estimates that a decrease of 1%, or 100 basis points, in market interest rates would have increased the fair value of its long-term debt by approximately $286 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
Insider Trading Plans
During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Disclosure Pursuant to Item 5.02 of Form 8-K – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
On November 3, 2026, the Company received a notice of resignation from Olivier Jouny informing the Company of his intention to resign from the Board of Directors, or the Board, of the Company effective as of the close of business on November 9, 2026. Mr. Jouny’s resignation from the Board was not the result of any disagreement with the Company.
The Board seat vacated by Mr. Jouny is expected to be filled in the near term by a designee of CEG, subject to the approval of the Board’s Governance, Conflicts and Nominating Committee and the Board.
Disclosure Pursuant to Item 8.01 of Form 8-K – Other Events
On March 30, 2026, plaintiff New England Teamsters Pension Fund, or the Plaintiff, a stockholder of the Company, filed a putative class action against the Company, its Board and CEG in the Delaware Court of Chancery, titled New England Teamsters Pension Fund v. Clearway Energy, Inc., et al., C.A. No. 2026-0427-KSJM, alleging that on March 24, 2026, the Company filed with the SEC a Definitive Proxy Statement on Schedule 14A, or the Proxy, seeking Company stockholders’ approval to amend the Company’s Certificate of Incorporation to convert all outstanding shares of the Company’s Class A common stock into shares of the Company’s Class C common stock in the Class A Conversion. The Plaintiff further alleged that, if the Class A Conversion was approved by the Company’s stockholders, CEG would enter into the Voting Trust Agreement to ensure that the Class A Conversion would not result in any disproportionate change in CEG’s total relative voting power compared to the total relative voting power that CEG would have held in the absence of such transaction. The Plaintiff claimed that these actions violated Delaware law.

The Company, the Board and CEG denied any and all wrongdoing. However, to avoid the cost and distraction of litigation, on April 14, 2026, the Company filed with the SEC an Amendment to the Proxy reflecting clarifying revisions to the form of the Voting Trust Agreement and additional disclosures regarding the background of the proposed Class A Conversion, or the Amendments.
The Plaintiff agreed that the Amendments mooted its claims. On April 20, 2026, the Delaware Court of Chancery granted and approved a stipulation and proposed order dismissing all claims with prejudice only as to the Plaintiff and without prejudice as to any actual or potential claims of any other members of the putative class and retaining jurisdiction to determine the Plaintiff’s application for an award of attorneys’ fees and expenses. To avoid the time and expense of continued litigation, and without admitting any fault or wrongdoing, the Company has reached an agreement to pay $1,700,000.00 in attorneys’ fees and expenses to Plaintiff’s counsel as the mootness fee to resolve this matter in full satisfaction of any and all claims by Plaintiff and its counsel for fees and expenses.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
3.1	Restated Certificate of Incorporation of Clearway Energy, Inc.	Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 1, 2026.
4.1	Fifth Amended and Restated Limited Liability Company Agreement of Clearway Energy LLC, dated as of May 1, 2026, by and between Clearway Energy, Inc. and Clearway Energy Group LLC.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 1, 2026.
10.1
Equity Distribution Agreement, dated as of August 6, 2026, by and among Clearway Energy, Inc., Clearway Energy LLC, Wells Fargo Securities, LLC, Morgan Stanley & Co. LLC, BofA Securities, Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC.
Incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 6, 2026.
10.2†*	Membership Interest Purchase Agreement, dated as of September 23, 2026, by and between Swan CE Seller LLC and Swan Purchaser LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2026.
10.3†*	Membership Interest Purchase Agreement, dated as of October 1, 2026, by and between Honeycomb 2 CE Seller LLC and Honeycomb 2 Purchaser LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2026.
31.1	Rule 13a-14(a)/15d-14(a) certification of Craig Cornelius.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Steven Ryder.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	Inline XBRL Instance Document.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document).	Filed herewith.
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

CLEARWAY ENERGY, INC. (Registrant)

/s/ CRAIG CORNELIUS
Craig Cornelius
President and Chief Executive Officer (Principal Executive Officer)

/s/ STEVEN RYDER
Steven Ryder
Date: November 9, 2026	Executive Vice President and Chief Financial Officer (Principal Financial Officer)